Form 10-Q/A
period 1996-03-31
DIGITAL GENERATION SYSTEMS INC
filed 1996-05-13
CIK 934448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                         COMMISSION FILE NUMBER: 0-27644

                        DIGITAL GENERATION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                         94-3140772
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                               875 BATTERY STREET
                         SAN FRANCISCO, CALIFORNIA 94111
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 276-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
 (FORMER NAME, FORMER ADDRESS, FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                       ---    ---

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF APRIL 30, 1996: 11,469,760.

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. The registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements ............................................    3
         Condensed Balance Sheets at March 31, 1996 and December 31, 1995     3
         Condensed Statements of Operations for the three months ended
         March 31, 1996 and 1995 .........................................    4
         Condensed Statements of Cash Flows for the three months ended
         March 31, 1996 and 1995 .........................................    5
         Notes to Condensed Financial Statements .........................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   17
Item 2.  Changes in Securities ...........................................   17
Item 3.  Defaults upon Senior Securities .................................   17
Item 4.  Submission of Matters to a Vote of Security Holders .............   17
Item 5.  Other Information ...............................................   18
Item 6.  Exhibits and Reports on Form 8-K ................................   19

         SIGNATURES.......................................................   21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                        MARCH 31,     DECEMBER 31,
                                                                           1996          1995
                                                                       -----------    ------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                                    $ 33,593       $  6,205
            Accounts receivable, net                                        1,550          1,368
            Prepaid expenses and other                                        386            624
                                                                         --------       --------
              Total current assets                                         35,529          8,197
                                                                         --------       --------

     PROPERTY AND EQUIPMENT, at cost:
            Network equipment                                               9,186          7,931
            Office furniture and equipment                                  1,639          1,373
            Leasehold improvements                                            332             83
                                                                         --------       --------
                                                                           11,157          9,387
            Less - Accumulated depreciation and amortization               (4,452)        (3,615)
                                                                         --------       --------

              Property and equipment, net                                   6,705          5,772
     OTHER ASSETS, net                                                        473            490
                                                                         --------       --------
                                                                         $ 42,707       $ 14,459
                                                                         ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
            Accounts payable                                             $    671       $    596
            Accrued liabilities                                             1,463          1,203
            Current portion of long-term debt                               2,026          1,747
                                                                         --------       --------
              Total current liabilities                                     4,160          3,546
                                                                         --------       --------
     LONG-TERM DEBT, net of current portion                                 5,060          4,540
                                                                         --------       --------

     SHAREHOLDERS' EQUITY:
            Convertible preferred stock, no par value - -
              Authorized - -5,000,000 shares at March 31, 1996
                and 7,873,322 shares at December 31, 1995
              Outstanding - -none outstanding at March 31, 1996 and
                7,273,759 shares at December 31, 1995; aggregate
                liquidation preference of $25,433 at December 31, 1995         --         25,321
            Common stock, no par value - -
              Authorized - - 30,000,000 shares
              Outstanding - - 11,461,499 shares at March 31, 1996
                and 1,112,204 shares at December 31, 1995                  55,047            224
            Receivable from issuance of common stock                         (175)          (175)
            Accumulated deficit                                           (21,385)       (18,997)
                                                                         --------       --------
              Total shareholders' equity                                   33,487          6,373
                                                                         --------       --------
                                                                         $ 42,707       $ 14,459
                                                                         ========       ========

         The accompanying notes are an integral part of these condensed financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                    (in thousands, except per share amounts)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     --------------------------------
                                                        1996                1995
                                                     ------------       -------------
                                                               (Unaudited)
     REVENUES                                        $  1,894             $   983
                                                     --------             -------

     COSTS AND EXPENSES:
         Delivery costs                                   571                 312
         Customer operations                              944                 707
         Sales and marketing                              983                 789
         Research and development                         498                 413
         General and administrative                       384                 356
         Depreciation and amortization                    838                 443
                                                     --------             -------
                 Total expenses                         4,218               3,020
                                                     --------             -------
     LOSS FROM OPERATIONS                              (2,324)             (2,037)
                                                     --------             -------
     OTHER INCOME (EXPENSE):
         Interest income                                  263                  97
         Interest expense                                (327)               (173)
                                                     --------             -------
     NET LOSS                                        $ (2,388)            $(2,113)
                                                     ========             =======


     PRO FORMA NET LOSS PER SHARE                    $  (0.20)            $ (0.23)
                                                     ========             =======

     PRO FORMA WEIGHTED AVERAGE COMMON AND
         COMMON EQUIVALENT SHARES                      11,675               9,125
                                                     ========             =======

         The accompanying notes are an integral part of these condensed financial statements.

                                  DIGITAL GENERATION SYSTEMS, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                         For the Three Months Ended March 31, 1996 and 1995
                                           (in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  1996             1995
                                                                               ---------         --------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                              $ (2,388)         $(2,113)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
              Depreciation and amortization                                         838              443
              Provision for doubtful accounts                                        33               32
              Changes in operating assets and liabilities --
                 Accounts receivable                                               (215)              (7)
                 Prepaid expenses and other assets                                  255              (52)
                 Accounts payable and accrued liabilities                           334              268
                                                                               --------          -------

                    Net cash used in operating activities                        (1,143)          (1,429)
                                                                               --------          -------

     CASH FLOWS FROM INVESTING ACTIVITIES:

         Acquisition of property and equipment                                     (481)             ---
                                                                               --------          -------

                    Net cash provided by (used in) investing activities            (481)             ---
                                                                               --------          -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                  29,502                1
         Payments on long-term debt                                                (490)            (140)
                                                                               --------          -------

                    Net cash provided by (used in) financing activities          29,012             (139)
                                                                               --------          -------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        27,388           (1,568)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,205            9,221
                                                                               --------          -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 33,593          $ 7,653
                                                                               ========          =======

     SUPPLEMENTAL CASH FLOW INFORMATION
         Property and equipment financed with capitalized lease obligations    $  1,289          $ 1,184
         Common stock issued for notes receivable                                    --               98

         The accompanying notes are an integral part of these condensed financial statements.

DIGITAL GENERATION SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in its Registration Statement on Form S-1 (Registration No. 33-80203) for the year ended December 31, 1995.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1996. The results for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.  CASH AND CASH EQUIVALENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of March 31, 1996 and December 31, 1995, the Company has invested its available cash principally in short-term Treasury bills and money market accounts; as a result, the amortized purchase cost approximates the fair market value.

3.  PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

4. CAPITAL STOCK

In January 1996, the shareholders approved a one-for-two reverse split of the Company's preferred and common stock, which has been effected. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

In February 1996, the Company completed the initial public offering of its common stock. The Company sold 3,000,000 shares for net proceeds of $30,690,000. Concurrent with the closing of the initial public offering 7,273,759 shares of convertible preferred stock and warrants to purchase 29,161 shares of preferred stock were converted into an equivalent number of shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations". The Company has attempted to identify forward-looking statements in Management's Discussion and Analysis of Financial Condition and Results of Operations by placing an asterisk (*) following each sentence containing such statements.

      The following table presents unaudited financial information expressed as a percentage of total revenues and operating data for the period indicated. The information and operating data has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented. The operating results for any quarter should not be relied on as indicative of results for any future period. See "Certain Business Considerations--History of Losses; Future Operating Results Uncertain" and "--Potential Fluctuations in Quarterly Results; Seasonality."

STATEMENTS OF OPERATIONS:                              THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ----------------------
                                                      1996            1995
                                                      ----            ----
     Revenues .................................      100.0%           100.0%

     Costs and Expenses:
          Delivery costs ......................       30.2             31.7
          Customer operations .................       49.8             71.9
          Sales and marketing .................       51.9             80.3
          Research and development ............       26.3             42.0
          General and administrative ..........       20.3             36.2
          Depreciation and amortization .......       44.2             45.1
                                                     -----           ------
             Total expenses ...................      222.7            307.2
                                                    ------           ------
     Loss from operations .....................     (122.7)          (207.2)
                                                    ------           ------
     Other income (expense):
          Interest income .....................       13.9              9.9
          Interest expense ....................      (17.3)           (17.6)
                                                    ------           ------
     Net loss .................................     (126.1)%         (214.9)%
                                                    ======           ======

     OPERATING DATA:

     Deliveries ...............................    149,000           72,000

Revenues

      Revenues were $1,894,000 for the three months ended March 31, 1996, a 93% increase from $983,000 for the three months ended March 31, 1995. The increase is primarily due to a 107% increase in the volume of deliveries. The Company made 149,000 and 72,000 deliveries in the three months ended March 31, 1996 and March 31, 1995, respectively. The Company believes that the substantial increase in delivery volume is the result of a number of factors, including increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio stations.

      Average revenue per delivery was $12.71 for the three months ended March 31, 1996, a 7% decrease from $13.65 for the three months ended March 31, 1995. This decrease is primarily the result of an increase in the proportion of deliveries made through the Company's dealer channel. The Company offers discounts to these marketing partners, who consolidate and forward the deliveries of their agency customers.

Delivery Costs

      Delivery costs were $571,000, or 30% of revenues for the three months ended March 31, 1996, an 83% increase from $312,000, or 32% of revenues, for the three months ended March 31, 1996. The increase in cost is primarily due to the increased volume of deliveries. The reduction in delivery costs as a percentage of revenues is the result of improvements in the rate agreement between the Company and its primary long distance telephone service provider, increased implementation of ISDN transmission technologies by certain high volume users, and an increase in the proportion of deliveries being performed electronically rather than by air freight. These improvements in the long distance telephone rate and delivery efficiency were partially offset by an increase in the air freight rate paid by the Company under the agreement between the Company and its primary air freight provider.

      The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations--Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations


        Customer operations expenses for the three months ended March 31, 1996 were $944,000, a 34% increase from $707,000 for the three months ended March 31, 1995. This increase is the result of adding the personnel necessary to respond to the greater volume of orders and deliveries made by customers. Customer operations expenses as a percentage of revenues decreased to 50% from 72% in the three months ended March 31, 1996 and 1995, respectively, as the Company has realized the benefits of economies of scale from the increased volume of deliveries and has also improved the efficiency of its order processing procedures.

        The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.* The Company believes that in order to compete effectively and manage future growth it will be required to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations--Ability to Maintain and Improve Service Quality" and "--Ability to Manage Growth."



Sales and Marketing

        Sales and marketing expenses were $983,000 for the three months ended March 31, 1996, a 25% increase from $789,000 for the three months ended March 31, 1995. The increase in sales and marketing expenses is due primarily to the expansion of the Company's sales force, including additional salaries and the related fringe benefits, incentive compensation, travel, and overhead costs. The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services.* See "Certain Business Considerations--Dependence on Emerging Markets." The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods.*

Research and Development

      Research and development expenses were $498,000 for the three months ended March 31, 1996, a 21% increase from $413,000 for the three months ended March 31, 1995. The increase is due primarily to the hiring of additional staff to develop new features for the existing system and to expand development of potential new services, including satellite transmission capability and video transmission capability. In particular, increased expenses were incurred for recruiting fees, salaries and the related fringe benefits and overhead costs. These increases were partially offset by a reduction in spending for consultants.

      The Company expects that research and development expenses will increase substantially in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

      General and administrative expenses for the three months ended March 31, 1996 were $384,000, an 8% increase from $356,000 for the three months ended March 31, 1995. The increase is primarily due to the addition of staff to support the growth of the Company's business. Increases in salaries, fringe benefits and overhead have been partially offset by reduced spending for consultants and temporary labor. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

      Depreciation and amortization expenses for the three months ended March 31, 1996 were $838,000, an 89% increase from $443,000 for the three months ended March 31, 1995. The increase is due to the continued expansion of the Company's network. In particular, the number of units located at radio stations at March 31, 1996 has increased by approximately 90% from the number at March 31, 1995, and the capital investment in the Company's Network Operating Center increased by $1.0 million, or approximately 110%, between March 31, 1995 and March 31, 1996.

      The Company expects to continue to invest in the expansion of its network.* The Company also intends to develop a similar infrastructure within the television broadcast industry that will require additional, more costly, terminals to be built and installed in television stations.* The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth.* However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth.

Interest Income and Interest Expense

      Interest income for the three months ended March 31, 1996 was $263,000, a 171% increase from $97,000 for the three months ended March 31, 1995. The increase is primarily due to income derived from the short term investment of the proceeds from the Company's initial public offering, which was completed in February 1996. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.* See "Liquidity and Capital Resources."

      Interest expense for the three months ended March 31, 1996 was $327,000, an 89% increase from $173,000 in the three months ended March 31, 1995. The increase is due to increased debt resulting from lease agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $7.1 million at March 31, 1996 from $3.4 million at March 31, 1995. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.* See "Liquidity and Capital Resources."

Liquidity and Capital Resources

      Net cash used in operating activities, including the adjustment for depreciation and amortization, decreased to $1.1 million in the three months ended March 31, 1996 from $1.4 million in the three months ended March 31, 1995. This change is the result of a decrease in the net loss, exclusive of depreciation and amortization, plus changes in working capital balances.

      The Company used cash of $.5 million for the purchase of property and equipment and acquired an additional $1.3 million of property and equipment through capital lease obligations in the three months ended March 31, 1996. In the three months ended March 31, 1995 all of the Company's property and equipment acquisitions, $1.2 million, had been financed with capital lease obligations. The capital additions in the three months ended March 31, 1996 were a result of the Company's continued expansion of its network and the additions necessary to support the growth of the Company's operating, research, sales and marketing, and administrative staffs, including $.3 million of leasehold improvements completed in conjunction with the relocation of the Company's headquarters, which was substantially complete by the end of February 1996. In the future, the Company expects the proportion of equipment acquisitions financed by capital leases to fluctuate based on such issues as the cost and availability of lease financing for particular types of equipment and the levels of cash used or generated by the Company's operating, investing and financing activities. *

         The Company completed its initial public offering in February 1996. The net proceeds to the Company, after underwriting discounts and offering expenses were $29,490,000. Principal payments on long-term debt were $490,000 in the three months ended March 31, 1996 versus $140,000 in the three months ended March 31, 1995, reflecting the increase in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions. In January 1996 the Company completed an amendment to the Master Lease Agreement with its primary lessor which increased the balance available under the agreement by $6.0 million.

       At March 31, 1996, the Company's current sources of liquidity included cash and cash equivalents of $33.6 million and $5.6 million available for capital expenditures remaining under lease agreements which expire in December 1996. The Company currently has no significant capital commitments other than the commitments under capital leases. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements at least through 1996. * See "Certain Business Considerations--Future Capital Needs; Uncertainty of Additional Funding."

Certain Business Considerations

The Company's business is subject to the following risks and uncertainties, in addition to those described above.

         History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of March 31, 1996, the Company's accumulated deficit was $21.4 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.



         Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the Christmas selling season. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In any period, the Company's revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during the period. In particular, the Company's operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May and November. The increased volume of these deliveries during such periods and the Company's pricing for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery of the Company and tended to reduce delivery costs as a percentage of revenues. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as the growth rate of the Company's sales slows. Due to the unique nature of the Company's products and services, the Company believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.*



         Dependence on Radio Advertising. The Company's revenues to date have been derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a substantial majority of the Company's revenues for some time.* A decline in demand for, or average selling prices of, the Company's radio advertising delivery services, whether as a result of competition from new advertising media, new product introductions or price competition from competitors, a shift in purchases by customers away from the Company's premium services such as DG Express, technological change or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company is dependent upon its relationship with and continued support of the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business or experience a change in ownership, it could materially adversely affect the Company's business, operating results and financial condition.

         Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as the delivery of first-play music singles, and the delivery of video advertising spots to television stations. The Company is currently evaluating a number of technologies to be used in designing a system for electronic air play verification. The Company is also designing and developing, together with ABC Radio Networks, an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising and programming to ABC's affiliate radio stations. The Company, however, has not yet completed development of these products or services, and there can be no assurance that the Company will successfully complete any such development, or that if such development is completed, the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. Moreover, unless the Company can successfully develop video transmission services, it is unlikely that it can retain current or attract future audio delivery customers who may ultimately demand delivery of both media content.

         Dependence on Emerging Markets. The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services, long standing relationships with existing dub and ship vendors, and, currently, a service offering which is limited to audio in contrast to customers' needs for both audio and video delivery. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, there can be no assurance that the Company will be able to conform its products to such standards in a timely fashion, or at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner, and there can be no assurance that the Company will be successful in developing such services, in obtaining new customers, or in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of installing and supporting the Company's field receiving equipment, including rooftop satellite antennae.

         The Company's limited marketing efforts to date with regard to the Company's products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. There can be no assurance that the Company has correctly identified such markets or that its planned products and services will address the needs of such markets. Furthermore, there can be no assurance that the Company's technologies, in their current form, will be suitable for specific applications or that further design modifications, beyond anticipated changes to accommodate different markets, will not be necessary. Broad commercialization of the Company's products and services will require the Company to overcome significant market development hurdles, many of which may not currently be foreseen.

         Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology and air-play verification technology. A 30-second video file is substantially larger than a 30-second audio file, and because this size video file cannot currently be delivered over the telephone lines in a manner that is cost competitive with tape delivery, the Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability and broadcast quality compression. Work in satellite technology is oriented to developing appropriate software to permit enhancement of the current Receive

Playback Terminals ("RPTs") to receive digital satellite transmissions. Work in video compression technology is directed toward identifying, qualifying and licensing broadcast quality compression systems. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio transmissions by that media. The Company is currently testing development stage software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Company will successfully complete such tests or that the Hughes satellite system will have the capacity to meet the Company's delivery commitments and broadcast quality requirements. Work in air-play verification technology is directed toward proving an active encoding technology which allows a unique identifier to be decoded to a high degree of reliability. There can be no assurance that these technologies can be developed or applied in a timely and cost-effective manner.


        In addition, the Company has entered into an agreement with ABC Radio Networks ("ABC") to jointly develop an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising and programming to ABC's affiliate radio stations. There can be no assurance that the Company will successfully complete the design, development, prototyping, testing or deployment of the audio server network for ABC. In addition, there can be no assurance that ABC will successfully develop and deploy an enhanced satellite network with the capacity to meet the delivery and audio quality requirements of the audio server network.



         The Company must rely substantially on third party vendors for the development of these technologies and there can be no assurance that such vendors will be able to develop such technologies in a manner that meets the needs of the Company and its customers. The failure to implement these technologies or to obtain licenses on favorable economic terms from other vendors, individually or in combination, could have a material adverse effect on the Company's prospects for future growth. There can be no assurance that the Company will be successful in selecting, developing and implementing new products or in enhancing its existing products and services on a timely basis or at all, or that such products will achieve market acceptance. Moreover, the introduction of products embodying new technologies can render existing products obsolete or unmarketable. There can be no assurance that the Company will be successful in identifying, developing, contracting for the manufacture of, and marketing product enhancements or new products that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the commencement of commercial availability of new products and services and enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue. If the Company is unable, for technological or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner or if new versions of existing products do not achieve a significant degree of market acceptance, there could be a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations. The principal competitive factors affecting this market are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses such as Mediatech and Spotlink and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, several other companies have announced systems for electronically delivering audio content. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

         To the extent that the Company is successful in entering new markets, such as video delivery to television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. In addition, telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.
In the market for the electronic distribution of digital video transmissions to television stations, the Company would expect to encounter competition from CycleSat, Indenet and Broadcast One, in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market.

         Many of the Company's current and potential competitors in the markets for audio and video transmissions have substantially greater financial, technical, marketing and other resources and larger installed customer bases than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company expects that an increasingly competitive environment will result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and services. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

         Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of Record Send Terminals ("RSTs") and RPTs that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

         Ability to Manage Growth. The Company has recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management, operating and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company believes that to achieve these objectives it must complete its automation of the customer order entry process and the integration of the delivery fulfillment process into the customer billing system. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

         Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs and RPTs and to introduce additional services.* Based on current plans and assumptions relating to the timing of its operations, the Company anticipates that the net proceeds of its initial public offering completed on February 9, 1996, together with its existing capital and cash from operations, will be adequate to satisfy its capital requirements through at least the end of 1996.* There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements. Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. In addition, the Company is unable to predict the precise amount of future capital that it will require and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.



         Expansion into International Markets. Although the Company's plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations.* Telecommunications standards in foreign countries differ from those in the United States and may require the Company to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require the Company's products and services to be redesigned, causing product and service delivery delays that could materially adversely affect the Company's operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships.* There can be no assurance, however, that the Company's products and services will achieve market acceptance in foreign countries. The inability of the Company to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could materially adversely affect the business, operating results and financial condition of the Company. Furthermore, international business is subject to a number of country-specific risks and circumstances, including different tax laws, difficulties in expatriating profits, currency exchange rate fluctuations, and the complexities of administering business abroad. Moreover, to the extent the Company increases its international sales, the Company's business, operating results and financial condition could be materially adversely affected by these risks and circumstances, as well as by increases in duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign governments, among other factors.

         Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel is intense and the loss of any of such persons, as well as the failure to recruit additional key personnel in a timely manner, could adversely affect the Company. There can be no assurance that the Company will be able to continue to attract and retain qualified management, sales and technical personnel for the development of its business. The Company generally has not entered into employment or noncompetition agreements with any of its employees. The Company does not maintain key man life insurance on the lives of any of its key personnel. The Company's failure to attract and retain key personnel could have a material adverse effect on its business, operating results and financial condition.

         Dependence on Certain Suppliers. The Company relies on certain single or limited-source suppliers for certain integral components used for the assembly of the Company's RSTs and RPTS. Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to the Company, it would delay the Company's deployment of RSTs and RPTs which would have the effect of depressing the Company's business until the Company established sufficient component supply through an alternative source. The Company believes that there are alternative component manufacturers that could supply the components required to produce the Company's products, but the Company is not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for the Company to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. The Company does not have long-term supply contracts with its sole- or limited-source vendors and purchases its components on a purchase order basis. The Company has experienced component shortages in the past and there can be no assurance that material component shortages or production or delivery delays will not occur in the future. The inability in the future to obtain sufficient quantities of components in a timely manner as required, or to develop alternative sources as required, could result in delays or reductions in product shipments or product redesigns, which would materially and adversely affect the Company's business, operating results and financial condition.

         Pursuant to its development efforts in the area of satellite transmission technology, the Company is currently testing development stage software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Hughes were unable for any reason to meet the Company's delivery commitments or if any transmissions failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to use Hughes' satellite capacity, the Company would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take six months or longer, and no assurance can be given that an alternative satellite transmission vendor would be available to the Company or be in a position to satisfy the Company's delivery requirements on a timely and cost-effective basis.

         The Company obtains its local access telephone transmission services through Teleport Communications Group. The Company obtains its long distance telephone access through an exclusive contract with MCI which expires in 1997. Any material interruption in the supply of either local access or long distance carrier service could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Proprietary Technology, Protection of Trademarks, Copyrights, and Other Proprietary Information; Risk of Third Party Claims of Infringement. The Company considers its trademarks, copyrights, advertising, and promotion design and artwork to be of value and important to its business. The Company relies on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect its proprietary rights. The Company does not have any patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary information will prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to those of the Company. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. While the Company believes that its trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's trademarks, copyrights, advertising and promotion design and artwork infringe, or may infringe, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require the Company to enter into royalty arrangements or result in costly litigation and diversion of management personnel. No assurance can be given that any necessary licenses can be obtained or that, if obtainable, such licenses can be obtained on commercially reasonable terms. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed or similar proprietary information, the Company's business, operating results and financial condition could be materially adversely affected.

         Concentration of Stock Ownership; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The present executive officers and directors of the Company and their affiliates own approximately 37% of the Company's Common Stock. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although the Company has no current plans to issue any shares of Preferred Stock, the rights of the holders of Common Stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Articles of Incorporation and Bylaws and of California law could have the effect of delaying, deferring or preventing a change in control of the Company.

         Possible Volatility of Share Price. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation or acquisitions, announcements of technological innovations or new products or services by the Company or its competitors, as well as general economic, political and market conditions. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of the securities of many high technology companies for reasons frequently unrelated to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse affect on the Company's financial position or its results of operations.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 9, 1996, the shareholders of the Company, acting by written consent in lieu of a meeting (i) approved the amendment and restatement of the Company's Articles of Incorporation to, among other things, effect a 1-for-2 reverse split of the outstanding capital stock of the Company; (ii) approved the amendment and restatement of the Company's Articles of Incorporation, effective upon the closing of the Company's initial public offering, to eliminate the rights, preferences, and privileges of each formerly outstanding series of Preferred Stock, to authorize the Company to issue up to 5,000,000 shares of Preferred Stock as determined by the Board of Directors, eliminate the right of shareholders to act by written consent, and eliminate cumulative voting when the Company becomes a "listed corporation" under California law, and (iii) approved the Company's 1996 Employee Stock Purchase Plan and the reservation of 500,000 post-split shares of Common Stock for issuance thereunder.

          On January 31, 1996, the shareholders of the Company, acting by written consent in lieu of a meeting (i) approved amendments to the Company's 1996 Employee Stock Purchase Plan and reduced the reservation of Common Stock for the issuance thereunder to 250,000 post-split shares; and (ii) approved an amendment to the Company's 1992 Stock Option Plan to provide that, upon a change in control of the Company, the unvested options granted to each of the Company's executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options.

         These shareholder actions by written consent were taken prior to the conversion of each outstanding share to the Company's Preferred Stock into one share of Common Stock upon the closing of the Company's initial public offering. Each of the shareholder actions taken by written consent was approved by shareholders holding, on a post-split basis, a total of 653,325 shares of Common Stock, 2,518,272 shares of the Company's Series A Preferred Stock, 2,182,032 shares of its Series B Preferred Stock, 1,347,831 shares of its Series C Preferred Stock, and 393,749 shares of its Series D Preferred Stock. There were no abstentions or broker non-votes in connection with these shareholder actions.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

            EXHIBIT
             NUMBER                     EXHIBIT TITLE
            -------                     -------------
               3.1 (d)  Restated Articles of Incorporation of registrant.
               3.2 (b)  Bylaws of registrant, as amended to date.

               4.1 (b)  Form of Lock-Up Agreement.
               4.2 (b)  Form of Common Stock Certificate.

              10.1 (b) 1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

              10.2 (b)  Form of Directors' and Officers' Indemnification
                        Agreement.

              10.3 (b) 1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.

              10.4 (b)  Form of Restricted Stock Agreement.

            10.5.1 (c)  Content Delivery Agreement between the Company and
                        Hughes Network Systems, Inc., dated November 28, 1995.

            10.5.2 (c)  Equipment Reseller Agreement between the Company and
                        Hughes Network Systems, Inc., dated November 28, 1995.

              10.6 (b) Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.

            10.7.1 (c)  Corporate Service Plan Agreement between the Company and
                        MCI Telecommunications Corporation, dated March 23,
                        1994.

            10.7.2 (c)  First Amendment to Corporate Service Plan Agreement
                        between the Company and MCI Telecommunications Corporation, dated November 2, 1995.

              10.8 (b) Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

              10.9 (b) Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

             10.10 (b)  Master Equipment Lease between the Company and Phoenix
                        Leasing, Inc., dated January 7, 1993.

             10.15 (c)  Audio Server Network Prototype Vendor Agreement and
                        Satellite Vendor Agreement between the Company and ABC Radio Networks, dated December 15, 1995.

             10.16 (b)  Employee Stock Purchase Plan (as amended).

             10.17 (b)  Promissory Note between the Company and Henry W.
                        Donaldson, dated March 18, 1994, December 5, 1994, December 5, 1994, and March 14, 1995.

             10.18 (b)  Warrant Agreement to purchase Series B Preferred
                        Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.

             10.19 (b)  Warrant Agreement to purchase Series C Preferred
                        Stock between the Company and Comdisco, Inc., dated as of June 13, 1995..

             10.20 (b)  Warrant Agreement to purchase Series D Preferred
                        Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.

             10.21 (d)  Lease for 9,809 rentable square feet at 855 Battery
                        Street, San Francisco, California between the Company and Westinghouse Electric Corporation dated October 10, 1995 and exhibits thereto.

             10.22 (d)  Agreement of Sublease for 9,434 rentable square feet at
                        855 Battery Street, San Francisco, California between the Company and T.Y. Lin International dated September 8, 1995 and exhibits thereto.

             10.23 (d)  Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco, California between the Company and Law\Crandall, Inc. dated September 29, 1995 and exhibits thereto.

            EXHIBIT
             NUMBER                          TITLE
            -------                          -----
              11.1 (d) Statements of computation of pro forma common shares and equivalents.

                 27(a)  Financial Data Schedule.

                   -----------
                   (a)  Filed herewith.

                   (b) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).

                   (c) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

                   (d) Incorporated by reference to the registrant's Quarterly Report on Form10-Q filed May 3, 1996

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIGITAL GENERATION SYSTEMS, INC.


Dated:  May 13, 1996               BY: \S\ THOMAS P. SHANAHAN
                                  ------------------------------------------
                                  THOMAS P. SHANAHAN
                                  VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
                                   OFFICER)