Form 10-Q
period 1996-06-30
DIGITAL GENERATION SYSTEMS INC
filed 1996-08-06
CIK 934448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                    TO                     .

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF JULY 31, 1996: 11,538,506.

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. The registrant has attempted to identify forward-looking statements in this report by placing an asterisk(*) following each sentence containing such statements.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                         Page
                                                                                                        ----
Item 1.   Financial Statements...................................................................         3

          Condensed Balance Sheets at June 30, 1996 and December 31, 1995........................         3

          Condensed Statements of Operations for the three and six months ended June 30, 1996 and
          1995...................................................................................         4

          Condensed Statements of Cash Flows for the three and six months ended June 30, 1996 and
          1995...................................................................................         5

          Notes to Condensed Financial Statements................................................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................         18

Item 2.   Changes in Securities..................................................................         18

Item 3.   Defaults upon Senior Securities........................................................         18

Item 4.   Submission of Matters to a Vote of Security Holders....................................         18

Item 5.   Other Information......................................................................         19

Item 6.   Exhibits and Reports on Form 8-K.......................................................         19

          SIGNATURES.............................................................................         21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            1996            1995
                                                                          --------       ------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                          $ 18,930        $  6,205
       Short-term investments                                               12,817              --
       Accounts receivable, net                                              1,874           1,368
       Prepaid expenses and other                                              333             624
                                                                          --------        --------
           Total current assets                                             33,954           8,197
                                                                          --------        --------

PROPERTY AND EQUIPMENT, at cost:
       Network equipment                                                    10,705           7,931
       Office furniture and equipment                                        1,738           1,373
       Leasehold improvements                                                  351              83
                                                                          --------        --------
                                                                            12,794           9,387
       Less - Accumulated depreciation and amortization                     (5,388)         (3,615)
                                                                          --------        --------

           Property and equipment, net                                       7,406           5,772
OTHER ASSETS, net                                                              476             490
                                                                          --------        --------
                                                                          $ 41,836        $ 14,459
                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                   $  1,046        $    596
       Accrued liabilities                                                   1,504           1,203
       Current portion of long-term debt                                     2,399           1,747
                                                                          --------        --------
           Total current liabilities                                         4,949           3,546
                                                                          --------        --------
LONG-TERM DEBT, net of current portion                                       5,466           4,540
                                                                          --------        --------
SHAREHOLDERS' EQUITY:
       Convertible preferred stock, no par value --
           Authorized -- 5,000,000 shares at June 30, 1996
             and 7,873,322 shares at December 31, 1995
           Outstanding -- none outstanding at June 30, 1996 and
             7,273,759 shares at December 31, 1995; aggregate
             liquidation preference of $25,433 at December 31, 1995             --          25,321
       Common stock, no par value --
           Authorized -- 30,000,000 shares
           Outstanding -- 11,515,131 shares at June 30, 1996
             and 1,112,204 shares at December 31, 1995                      55,068             224
       Receivable from issuance of common stock                               (175)           (175)
       Accumulated deficit                                                 (23,472)        (18,997)
                                                                          --------        --------
           Total shareholders' equity                                       31,421           6,373
                                                                          --------        --------
                                                                          $ 41,836        $ 14,459
                                                                          ========        ========

    The accompanying notes are an integral part of these condensed financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

            For the Three and Six Months Ended June 30, 1996 and 1995
                    (in thousands, except per share amounts)


                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                      ----------------------        -----------------------
                                        1996          1995            1996           1995
                                      -------        -------        --------        -------
                                             (Unaudited)                  (Unaudited)

REVENUES                              $ 2,359        $ 1,289        $  4,253        $ 2,272
                                      -------        -------        --------        -------
COSTS AND EXPENSES:
  Delivery costs                          703            423           1,274            735
  Customer operations                     977            735           1,921          1,442
  Sales and marketing                     970            797           1,953          1,586
  Research and development                510            362           1,008            775
  General and administrative              396            329             780            685
  Depreciation and amortization           936            530           1,774            973
                                      -------        -------        --------        -------
         Total expenses                 4,492          3,176           8,710          6,196
                                      -------        -------        --------        -------
LOSS FROM OPERATIONS                   (2,133)        (1,887)         (4,457)        (3,924)
                                      -------        -------        --------        -------
OTHER INCOME (EXPENSE):
  Interest income                         434             84             697            181
  Interest expense                       (388)          (200)           (715)          (373)
                                      -------        -------        --------        -------
NET LOSS                              $(2,087)       $(2,003)       $ (4,475)       $(4,116)
                                      =======        =======        ========        =======

NET LOSS PER SHARE                    $ (0.18)       $ (0.22)       $  (0.39)       $ (0.45)
                                      =======        =======        ========        =======
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES            11,482          9,133          11,579          9,129
                                      =======        =======        ========        =======





    The accompanying notes are an integral part of these condensed financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995
                                 (in thousands)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              -----------------------
                                                                                1996           1995
                                                                              --------        -------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (4,475)       $(4,116)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                          1,774            973
          Provision for doubtful accounts                                           60             78
          Changes in operating assets and liabilities --
              Accounts receivable                                                 (566)          (205)
              Prepaid expenses and other assets                                    304            (35)
              Accounts payable and accrued liabilities                             511            358
                                                                              --------        -------
                 Net cash used in operating activities                          (2,392)        (2,947)
                                                                              --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of short-term investments                                        (12,817)            --
     Acquisition of property and equipment                                        (595)            --
                                                                              --------        -------

                 Net cash used in investing activities                         (13,412)            --
                                                                              --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     29,523             10
     Payments on long-term debt                                                   (994)          (364)
                                                                              --------        -------

                 Net cash provided by (used in) financing activities            28,529           (354)
                                                                              --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            12,725         (3,301)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 6,205          9,221
                                                                              --------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 18,930        $ 5,920
                                                                              ========        =======


SUPPLEMENTAL CASH FLOW INFORMATION
     Property and equipment financed with capitalized lease obligations       $  2,572        $ 2,252
     Common stock issued for notes receivable                                       --             98




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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1996. The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of December 31, 1995 and June 30, 1996, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of June 30, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper; amortized cost approximates the fair market value of these instruments at the balance sheet date.

3.  NET LOSS PER SHARE

Net loss per share for the three months ended June 30, 1996 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months ended June 30, 1995 and for the six months ended June 30, 1995 and 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

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

      The following table presents unaudited financial information expressed as a percentage of total revenues and operating data for the periods indicated. The information and operating data has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented. The operating results for any quarter should not be relied on as indicative of results for any future period. See "Certain Business Considerations -- History of Losses; Future Operating Results Uncertain and -- Potential Fluctuations in Quarterly Results; Seasonality."



STATEMENTS OF OPERATIONS:                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                             ------------------------           -------------------------
                                               1996             1995              1996              1995
                                             -------           ------           -------           -------
Revenues .........................             100.0%           100.0%            100.0%            100.0%
Costs and Expenses:
     Delivery Costs ..............              29.8             32.8              30.0              32.4
     Customer operations .........              41.4             57.0              45.2              63.5
     Sales and marketing .........              41.1             61.8              45.9              69.8
     Research and development ....              21.6             28.1              23.7              34.1
     General and administrative ..              16.8             25.6              18.3              30.1
     Depreciation and amortization              39.7             41.1              41.7              42.8
                                             -------           ------           -------           -------
          Total expenses .........             190.4            246.4             204.8             272.7
                                             -------           ------           -------           -------
Loss from operations .............             (90.4)          (146.4)           (104.8)           (172.7)
                                             -------           ------           -------           -------
Other income (expense):
     Interest income .............              18.4              6.5              16.4               8.0
     Interest expense ............             (16.5)           (15.5)            (16.8)            (16.5)
                                             -------           ------           -------           -------
Net loss .........................             (88.5)%         (155.4)%          (105.2)%          (181.2)%
                                             =======           ======           =======           =======
Operating Data:
Deliveries .......................           187,000           95,000           336,000           167,000


Revenues

      Revenues increased 83% to $2,359,000 for the quarter ended June 30, 1996 from $1,289,000 in the quarter ended June 30, 1995. This increase is primarily due to increased delivery volume. Deliveries increased 97% to 187,000 in the quarter ended June 30, 1996 from 95,000 in the quarter ended June 30, 1995. Revenues and deliveries for the six months ended June 30, 1996 increased to $4,253,000 and 336,000, respectively, from $2,272,000 and 167,000, respectively, for the six months ended June 30, 1995. The Company believes that the increases in delivery volumes are the result of a number of factors, particularly increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio stations.

      Average revenue per delivery was $12.61 for the quarter ended June 30, 1996, a 7% decrease from $13.57 for the quarter ended June 30, 1995. Average revenue per delivery for the six months ended June 30, 1996 also decreased 7% to $12.66 from $13.60 for the six months ended June 30, 1995. The decreases in average revenue per delivery are primarily the result of increased volume discounts as well as an increase in the proportion of deliveries made through the Company's dealer channel. The Company offers discounts to these marketing partners, who consolidate and forward the deliveries of their agency customers.

Delivery Costs

      Delivery costs increased 66% to $703,000, or 30% of revenues for the quarter ended June 30, 1996, from $423,000, or 33% of revenues, for the quarter ended June 30, 1995. Delivery costs for the six months ended June 30, 1996 were $1,274,000, or 30% of revenues versus $735,000, or 32% of revenues in the six months ended June 30, 1995. The increases in delivery costs are primarily due to the increased volume of deliveries. The reductions in delivery costs as a percentage of revenues are the result of improvements in the rate agreement between the Company and its primary long distance telephone service provider, increased implementation of ISDN transmission technologies by certain high volume users, and an increase in the proportion of deliveries being performed electronically rather than by air freight. These improvements in the long distance telephone rate and delivery efficiency were partially offset by an increase in the air freight rate paid by the Company under the agreement between the Company and its primary air freight provider.

      The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations -- Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations

      Customer operations expenses increased 33% to $977,000 in the quarter ended June 30, 1996 from $735,000 for the quarter ended June 30, 1995, and increased 33% to $1,921,000 for the six months ended June 30, 1996 from $1,442,000 for the six months ended June 30, 1995. These increases are the result of adding the personnel necessary to respond to the greater volume of orders and deliveries made by customers. Customer operations expenses as a percentage of revenues decreased to 41% from 57% for the quarters ended June 30, 1996 and 1995, respectively, and to 45% from 64% for the six months ended June 30, 1996 and 1995, respectively, as the Company has realized the benefits of economies of scale from the increased volume of deliveries and has also improved the efficiency of its order processing procedures.

      The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.* The Company believes that in order to compete effectively and manage future growth it will be required to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality and -- Ability to Manage Growth."

Sales and Marketing

      Sales and marketing expenses increased 22% to $970,000 in the quarter ended June 30, 1996 from $797,000 for the quarter ended June 30, 1995, and increased 23% to $1,953,000 for the six months ended June 30, 1996 from $1,586,000 for the six months ended June 30, 1995. The increases in sales and marketing expenses are due to the expansion of the Company's sales force including compensation, fringes and travel, as well as increased incentive compensation and marketing program spending.

      The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services.* See "Certain Business Considerations -- Dependence on Emerging Markets." The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods.*

Research and Development

      Research and development expenses increased 41% to $510,000 in the quarter ended June 30, 1996 from $362,000 for the quarter ended June 30, 1995, and increased 30% to $1,008,000 for the six months ended June 30, 1996 from $775,000 for the six months ended June 30, 1995. The increase for the quarter ended June 30, 1996 over that of the prior year is due to additional compensation expense incurred in the upgrade and retention of engineering staff and increased testing expenditures incurred in the development of potential new services, including satellite transmission capability and video transmission capability. The increase in research and development expenses in the six months ended June 30, 1996 over the six months ended June 30, 1995 is due to the compensation and testing expense increases discussed with regard to the quarter ended June 30, 1996 as well as the increased costs associated with hiring of additional staff incurred in the first quarter of 1996, including recruiting fees and increased compensation. These increases were partially offset by a reduction in spending for consultants.

      The Company expects that research and development expenses will increase substantially in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

      General and administrative expenses increased 20% to $396,000 in the quarter ended June 30, 1996 from $329,000 for the quarter ended June 30, 1995, and increased 14% to $780,000 for the six months ended June 30, 1996 from $685,000 for the six months ended June 30, 1995. The increases are primarily due to the addition of staff to support the growth of the Company's business. Increases in salaries, fringe benefits and overhead have been partially offset by reduced spending for consultants and temporary labor. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

      Depreciation and amortization expenses increased 77% to $936,000 in the quarter ended June 30, 1996 from $530,000 for the quarter ended June 30, 1995, and increased 82% to $1,774,000 for the six months ended June 30, 1996 from $973,000 for the six months ended June 30, 1995. These increases are due primarily to the continued expansion of the Company's network. In particular, the number of units located at radio stations at June 30, 1996 has increased by approximately 55% from the number at June 30, 1995, and the capital investment in the Company's Network Operating Center increased by $1.2 million, or approximately 102%, between June 30, 1995 and June 30, 1996.

      The Company expects to continue to invest in the expansion of its network.* The Company also intends to develop a similar infrastructure within the television broadcast industry that will require additional, more costly, terminals to be built and installed in television stations.* The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth.* However, there can be no assurance that the Company will make such investments or that investments will result in future revenue growth.

Interest Income and Interest Expense

      Interest income increased by $350,000 to $434,000 in the quarter ended June 30, 1996 from $84,000 for the quarter ended June 30, 1995, and increased by $516,000 to $697,000 for the six months ended June 30, 1996 from $181,000 for the six months ended June 30, 1995. These increases are primarily due to income derived from the short term investment of the $29.5 million of proceeds from the Company's initial public offering, which was completed in February 1996. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.* See "Liquidity and Capital Resources."

      Interest expense increased 94% to $388,000 in the quarter ended June 30, 1996 from $200,000 for the quarter ended June 30, 1995, and increased 92% to $715,000 for the six months ended June 30, 1996 from $373,000 for the six months ended June 30, 1995. These increases are due to increased debt resulting from lease agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $7.9 million at June 30, 1996 from $4.2 million at June 30, 1995. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.* See "Liquidity and Capital Resources."

Liquidity and Capital Resources

      Net cash used in operating activities, including the adjustment for depreciation and amortization, decreased to $2.4 million in the six months ended June 30, 1996 from $2.9 million in the six months ended June 30, 1995. This change is the result of a decrease in the net loss, exclusive of depreciation and amortization, plus changes in working capital balances.

      The Company used cash of $.6 million for the purchase of property and equipment and acquired an additional $2.6 million of property and equipment through capital lease obligations in the six months ended June 30, 1996. In the six months ended June 30, 1995 all of the Company's property and equipment acquisitions, $2.3 million, had been financed with capital lease obligations. The capital additions in the six months ended June 30, 1996 were primarily due to the Company's continued expansion of its network. The Company also invested $.4 million in equipment necessary to support the growth of the Company's operating, research, sales and marketing, and administrative staffs and $.3 million of leasehold improvements were completed in conjunction with the relocation of the Company's headquarters, which was substantially complete by the end of February 1996. In the future, the Company expects the proportion of equipment acquisitions financed by capital leases to fluctuate based on such issues as the cost and availability of lease financing for particular types of equipment and the levels of cash used or generated by the Company's operating, investing and financing activities. *

         The Company completed its initial public offering in February 1996. The net proceeds to the Company, after underwriting discounts and offering expenses were $29,490,000. Principal payments on long-term debt were $994,000 in the six months ended June 30, 1996 versus $364,000 in the six months ended June 30, 1995, reflecting the increase in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions. In January 1996 the Company completed an amendment to the Master Lease Agreement with its primary lessor which increased the balance available under the agreement by $6.0 million.

       At June 30, 1996, the Company's current sources of liquidity included cash and cash equivalents of $18.9 million, short-term investments of $12.8 million, and $4.4 million available for capital expenditures remaining under lease agreements which expire in December 1996. The Company currently has no significant capital commitments other than the commitments under capital leases. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements at least through 1996. * See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

CERTAIN BUSINESS CONSIDERATIONS

The Company's business is subject to the following risks and uncertainties, in addition to those described above.

                  History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of June 30, 1996, the Company's accumulated deficit was $23.5 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.

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

                  Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology and air-play verification technology. A 30-second video file is substantially larger than a 30-second audio file, and because this size video file cannot currently be delivered over the telephone lines in a manner that is cost competitive with tape delivery, the Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability and broadcast quality compression. Work in satellite technology is oriented to beta testing of software developed to permit enhancement of the current Receive Playback Terminals ("RPTs") to receive digital satellite transmissions. Work in video compression technology is directed toward integration and field trials of broadcast quality compression systems with the Company's existing network. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio transmissions by that media. The Company is currently testing development stage software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Company will successfully complete such tests or that the Hughes satellite system will have the capacity to meet the Company's delivery commitments and broadcast quality requirements. Work in air-play verification technology is directed toward proving an active encoding technology which allows a unique identifier to be decoded to a high degree of reliability. There can be no assurance that these technologies can be developed or applied in a timely and cost-effective manner.

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

                  Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations. The principal competitive factors affecting this market are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses such as Mediatech and Spotlink and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, Digital Courier International Corporation has begun deployment of a system to electronically deliver audio content in Canada and the United States and several other companies have announced such systems. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

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

                  Pursuant to its development efforts in the area of satellite transmission technology, the Company is currently conducting live field trials of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Hughes were unable for any reason to meet the Company's delivery commitments or if any transmissions failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to use Hughes' satellite capacity, the Company would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take six months or longer, and no assurance can be given that an alternative satellite transmission vendor would be available to the Company or be in a position to satisfy the Company's delivery requirements on a timely and cost-effective basis.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  From time to time the Company has been, or may become, involved in litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse affect on the Company's financial position or its results of operations.*

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

                  As a result of a change in the Company's management structure, the Company and John Blair, Vice President--Internet Services, agreed to end his employment relationship with the Company effective July 26, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


             EXHIBIT
             NUMBER                EXHIBIT TITLE
             ------                -------------

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

            10.16 (b)      Employee Stock Purchase Plan (as amended).

            10.17 (b)      Promissory Note between the Company and
                           Henry W. Donaldson, dated March 18, 1994,
                           December 5, 1994, December 5, 1994, and March
                           14, 1995.

            10.18 (b)      Warrant Agreement to purchase Series B
                           Preferred Stock between the Company and
                           Comdisco, Inc., dated as of October 20, 1994.

            10.19 (b)      Warrant Agreement to purchase Series C
                           Preferred Stock between the Company and
                           Comdisco, Inc., dated as of June 13, 1995.

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

          EXHIBIT                                      Title
          NUMBER

           10.23(d) Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco, California between the Company and Law\Crandall, Inc. dated September 29, 1995 and exhibits thereto.

           11.1 (a) Statements of computation of weighted average and pro forma common shares and equivalents.

           27   (a)        Financial Data Schedule.

         - - - - - - - - - - - -

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

                (d) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed May 3, 1996, as amended.

(b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL GENERATION SYSTEMS, INC.

Dated:  August 6, 1996                  BY:  /s/ THOMAS P. SHANAHAN
                                        -------------------------------
                                             Thomas P. Shanahan
                                             Vice President & Chief Financial
                                               Officer (Principal Financial and
                                               Chief Accounting Officer)