Form 10-Q
period 1996-09-30
DIGITAL GENERATION SYSTEMS INC
filed 1996-11-13
CIK 934448

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________________ TO ____________________.

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

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1996: 11,638,089.

===============================================================================

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


                               TABLE OF CONTENTS



 PART I.      FINANCIAL INFORMATION                                                                        PAGE
                                                                                                           ----
 Item 1.      Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

              Condensed Balance Sheets at September 30, 1996 and December 31, 1995  . . . . . . . .         3

              Condensed Statements of Operations for the three and nine months
              ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .         4

              Condensed Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

              Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . .         6

 Item 2.      Management's Discussion and Analysis of Financial Condition                                   8
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

 Item 2.      Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

 Item 3.      Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

 Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .        19

 Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

 Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        20

              SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1996              1995
                                                                 --------------    --------------
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $      16,418     $       6,205
    Short-term investments                                              12,968                --
    Accounts receivable, net                                             1,763             1,368
    Prepaid expenses and other                                             323               624
                                                                 --------------    --------------
      Total current assets                                              31,472             8,197
                                                                 --------------    --------------

PROPERTY AND EQUIPMENT, at cost:
    Network equipment                                                   13,726             7,931
    Office furniture and equipment                                       1,987             1,373
    Leasehold improvements                                                 366                83
                                                                 --------------    --------------
                                                                        16,079             9,387
    Less - Accumulated depreciation and amortization                    (6,569)           (3,615)
                                                                 --------------    --------------
      Property and equipment, net                                        9,510             5,772
                                                                 --------------    --------------

OTHER ASSETS, net                                                          687               490
                                                                 --------------    --------------
                                                                 $      41,669     $      14,459
                                                                 ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                             $         445     $         596
    Accrued liabilities                                                  1,880             1,203
    Current portion of long-term debt                                    3,034             1,747
                                                                 --------------    --------------
      Total current liabilities                                          5,359             3,546
                                                                 --------------    --------------
LONG-TERM DEBT, net of current portion                                   7,246             4,540
                                                                 --------------    --------------

SHAREHOLDERS' EQUITY:
    Convertible preferred stock, no par value --
      Authorized -- 5,000,000 shares at September 30, 1996
        and 7,873,322 shares at December 31, 1995
      Outstanding -- none outstanding at September 30, 1996 and
        7,273,759 shares at December 31, 1995; aggregate
        liquidation preference of $25,433 at December 31, 1995            --              25,321
    Common stock, no par value --
      Authorized -- 30,000,000 shares
      Outstanding -- 11,623,807 shares at September 30, 1996
        and 1,112,204 shares at December 31, 1995                       55,108               224
    Receivable from issuance of common stock                              (175)             (175)
    Accumulated deficit                                                (25,869)          (18,997)
                                                                 --------------    --------------
      Total shareholders' equity                                        29,064             6,373
                                                                 --------------    --------------
                                                                 $      41,669     $      14,459
                                                                 ==============    ==============

The accompanying notes are an integral part of these condensed financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                            --------------------------   --------------------------
                                                 1996          1995           1996          1995
                                            ------------  ------------   ------------  ------------
                                                    (Unaudited)                  (Unaudited)
REVENUES                                    $     2,265   $     1,146    $     6,518   $     3,418
                                            ------------  ------------   ------------  ------------

COSTS AND EXPENSES:
  Delivery costs                                    664           445          1,938         1,180
  Customer operations                               934           752          2,855         2,194
  Sales and marketing                               905           880          2,858         2,466
  Research and development                          519           407          1,527         1,182
  General and administrative                        407           322          1,187         1,007
  Depreciation and amortization                   1,181           637          2,955         1,610
                                            ------------  ------------   ------------  ------------
       Total expenses                             4,610         3,443         13,320         9,639
                                            ------------  ------------   ------------  ------------
LOSS FROM OPERATIONS                             (2,345)       (2,297)        (6,802)       (6,221)
                                            ------------  ------------   ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income                                   399           132          1,096           313
  Interest expense                                 (451)         (221)        (1,166)         (594)
                                            ------------  ------------   ------------  ------------
NET LOSS                                    $    (2,397)  $    (2,386)   $    (6,872)  $    (6,502)
                                            ============  ============   ============  ============


NET LOSS PER SHARE                          $     (0.21)  $     (0.25)   $     (0.59)  $     (0.70)
                                            ============  ============   ============  ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                       11,575         9,550         11,577         9,269
                                            ============  ============   ============  ============


The accompanying notes are an integral part of these condensed financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                           1996          1995
                                                      ------------  ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $    (6,872)  $   ($6,502)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                          2,955         1,610
     Provision for doubtful accounts                           75           109
     Changes in operating assets and liabilities --
       Accounts receivable                                   (470)         (155)
       Prepaid expenses and other assets                      103          (156)
       Accounts payable and accrued liabilities               322           629
                                                      ------------  ------------

        Net cash used in operating activities              (3,887)       (4,465)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments                      (19,340)      ---
  Maturities of short-term investments                      6,372       ---
  Acquisition of property and equipment                      (900)      ---
                                                      ------------  ------------

        Net cash used in investing activities             (13,868)      ---
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   29,563            10
  Proceeds from issuance of convertible
    preferred stock                                          ---          4,633
  Payments on long-term debt                               (1,595)         (689)
                                                      ------------  ------------

        Net cash provided by financing activities          27,968         3,954
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       10,213          (511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            6,205         9,221
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    16,419   $     8,710
                                                      ============  ============




SUPPLEMENTAL CASH FLOW INFORMATION
  Property and equipment financed with
    capitalized lease obligations                     $     5,588   $     3,393
  Common stock issued for notes receivable                  --               98




The accompanying notes are an integral part of these condensed financial statements

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

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1996. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.


2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of December 31, 1995 and September 30, 1996, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of September 30, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper; amortized cost approximates the fair market value of these instruments at the balance sheet date.


3.  NET LOSS PER SHARE

Net loss per share for the three months ended September 30, 1996 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months ended September 30, 1995 and for the nine months ended September 30, 1995 and 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

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


5.  ACQUISITION

On October 15, 1996, the Company entered into a definitive agreement for the acquisition of 100% of the stock of PDR Productions, Inc., a New York City media duplication and distribution company, for consideration totaling $8.5 million. Per the agreement, the consideration to be delivered at closing was $6.0 million of cash, subject to adjustment based on the acquired company's book value as of the closing and either $2.5 million worth of the Company's common stock or a $2.5 million promissory note due one year from the closing. The transaction closed on November 8, 1996, at which time the Company elected to deliver a promissory note in lieu of delivery of common stock. In addition, the Company paid an additional $.5 million to the seller at closing based on the book value of the acquired company at the closing date, which was $.5 million in excess of the amount specified in the agreement. The book value of the acquired company is subject to adjustment based on an audit to be completed within approximately 90 days. The acquisition will be accounted for as a purchase.
The Company currently intends to operate PDR Productions, Inc. as a wholly owned subsidiary.

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


 STATEMENTS OF OPERATIONS:                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                           --------------------------         -----------------------
                                              1996             1995              1996           1995
                                              ----             ----              ----           ----
 Revenues  . . . . . . . . . . . . . . .     100.0%            100.0%           100.0%         100.0%
 Costs and Expenses:
    Delivery Costs . . . . . . . . . . .      29.3              38.8             29.7           34.5
    Customer operations  . . . . . . . .      41.2              65.6             43.8           64.2
    Sales and marketing  . . . . . . . .      40.0              76.8             43.8           72.1
    Research and development . . . . . .      22.9              35.5             23.4           34.6
    General and administrative                18.0              28.1             18.4           29.5
    Depreciation and amortization  . . .      52.1              55.6             45.3           47.1
                                            -------           -------          -------        -------
       Total expenses  . . . . . . . . .     203.5             300.4            204.4          282.0
                                            -------           -------          -------        -------
 Loss from operations  . . . . . . . . .    (103.5)           (200.4)          (104.4)        (182.0)
                                            -------           -------          -------        -------
 Other income (expense):
    Interest income  . . . . . . . . . .      17.6              11.5             16.8            9.2
    Interest expense . . . . . . . . . .     (19.9)            (19.3)           (17.8)         (17.4)
                                            -------           -------          -------        -------
 Net loss  . . . . . . . . . . . . . . .    (105.8)%          (208.2)%         (105.4)%       (190.2)%
                                            =======           =======          =======        =======

 OPERATING DATA:

 Deliveries  . . . . . . . . . . . . . .   184,000            91,000          520,000        258,000

Revenues

   Revenues increased 98% to $2,265,000 for the quarter ended September 30, 1996 from $1,146,000 in the quarter ended September 30, 1995. This increase is primarily due to increased delivery volume. Deliveries increased 102% to 184,000 in the quarter ended September 30, 1996 from 91,000 in the quarter ended September 30, 1995. The Company believes that the revenue and delivery totals for the quarter ended September 30, 1996, as in the same quarter of 1995, reflect the seasonal impact of reduced advertising spending based on consumer buying patterns and the lack of a primary "Sweeps" rating period in the third quarter of the year. See "Certain Business Considerations--Potential Fluctuations in Quarterly Results; Seasonality." Revenues and deliveries for the nine months ended September 30, 1996 increased to $6,518,000 and 520,000, respectively, from $3,418,000 and 258,000, respectively, for the nine months ended September 30, 1995. The Company believes that the increases in delivery volumes are the result of a number of factors, particularly increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio stations.

   Average revenue per delivery was $12.31 for the quarter ended September 30, 1996, a 2% decrease from $12.59 for the quarter ended September 30, 1995. Average revenue per delivery for the nine months ended September 30, 1996 decreased 5% to $12.53 from $13.25 for the nine months ended September 30, 1995. For the quarter and nine months ended September 30, 1996, the decreases in average revenue per delivery were primarily the result of increased volume discounts. In the quarter ended September 30, 1996, these discounts were partially offset by an increased proportion of higher-priced DG Express deliveries made versus the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the decrease in average revenue per delivery also reflects an increase in the proportion of deliveries made through the Company's dealer channel. The Company offers discounts to these marketing partners, who consolidate and forward the deliveries of their agency customers.

Delivery Costs

   Delivery costs increased 49% to $664,000, or 29% of revenues for the quarter ended September 30, 1996, from $445,000, or 39% of revenues, for the quarter ended September 30, 1995. Delivery costs for the nine months ended September 30, 1996 were $1,938,000, or 30% of revenues versus $1,180,000, or 35% of revenues in the nine months ended September 30, 1995. The increases in delivery costs are primarily due to the increased volume of deliveries. The reductions in delivery costs as a percentage of revenues are due to reduced telecommunication expenses per electronic delivery. These reductions are the result of a rate reduction obtained from the Company's primary long distance telephone service provider, increased implementation of ISDN transmission technologies by certain high volume users, and more efficient access to long distance carriers due to equipment and switching improvements made by the Company. In addition, the proportion of deliveries being performed electronically rather than by air freight has increased to approximately 87% in the quarter ended September 30, 1996 from approximately 75% in the quarter ended September 30, 1995. These improvements in the long distance telephone rate and delivery efficiency were partially offset by an increase in the air freight rate paid by the Company under the agreement between the Company and its primary air freight provider.

   The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations--Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations

   Customer operations expenses increased 24% to $934,000 in the quarter ended September 30, 1996 from $752,000 for the quarter ended September 30, 1995, and increased 30% to $2,855,000 for the nine months ended September 30, 1996 from $2,194,000 for the nine months ended September 30, 1995. These increases are the result of adding the personnel necessary to respond to the greater volume of customer orders and deliveries. Customer operations expenses as a percentage of revenues decreased to 41% from 66% for the quarters ended September 30, 1996 and 1995, respectively, and to 44% from 64% for the nine months ended September 30, 1996 and 1995, respectively, as the Company has realized the benefits of economies of scale from the increased volume of deliveries and has also improved the efficiency of its order processing procedures.

   The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.* The Company believes that in order to compete effectively and manage future growth it will be required to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "--Ability to Manage Growth."

Sales and Marketing

   Sales and marketing expenses increased 3% to $905,000 in the quarter ended September 30, 1996 from $880,000 for the quarter ended September 30, 1995, and increased 16% to $2,858,000 for the nine months ended September 30, 1996 from $2,466,000 for the nine months ended September 30, 1995. These increases in sales and marketing expenses are due to the expansion of the Company's sales and marketing staff including compensation, fringes and travel, and increased
incentive compensation.    For the quarter ended September 30, 1996, these
increases were partially offset by reduced spending for marketing consultants and other outside services versus the quarter ended September 30, 1995.

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

   Research and development expenses increased 28% to $519,000 in the quarter ended September 30, 1996 from $407,000 for the quarter ended September 30, 1995, and increased 29% to $1,527,000 for the nine months ended September 30, 1996 from $1,182,000 for the nine months ended September 30, 1995. The increase for the quarter ended September 30, 1996 over that of the prior year is due to compensation expense incurred as a result of additional hiring and salary increases for engineering staff, as well as increased testing expenditures incurred in the development of potential new services, including satellite transmission capability and video transmission capability. The increase in research and development expenses in the nine months ended September 30, 1996 over the nine months ended September 30, 1995 is due to the compensation and testing expense increases discussed with regard to the quarter ended September 30, 1996 as well as the recruiting costs associated with hiring of additional staff incurred primarily in the first quarter of 1996. Compensation and testing increases have been partially offset by a reduction in spending for consultants.

   The Company expects that research and development expenses will increase substantially in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

   General and administrative expenses increased 26% to $407,000 in the quarter ended September 30, 1996 from $322,000 for the quarter ended September 30, 1995, and increased 18% to $1,187,000 for the nine months ended September 30, 1996 from $1,007,000 for the nine months ended September 30, 1995. The increases are primarily due to the addition of staff to support the growth of the Company's business. Increases in salaries, fringe benefits and overhead have been partially offset by reduced spending for consultants and temporary labor. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

   Depreciation and amortization expenses increased 85% to $1,181,000 in the quarter ended September 30, 1996 from $637,000 for the quarter ended September 30, 1995, and increased 84% to $2,955,000 for the nine months ended September 30, 1996 from $1,610,000 for the nine months ended September 30, 1995. These increases are due primarily to the continued expansion of the Company's network. In particular, the number of units located at radio stations at September 30, 1996 has increased by approximately 47% from the number at September 30, 1995, and the capital investment in the Company's Network Operating Center has increased by $.9 million, or approximately 68%, between September 30, 1995 and September 30, 1996. In addition, the Company had capital expenditures totaling $1.1 million during the second and third quarters of 1996 to develop its video delivery capability.

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

Interest Income and Interest Expense

   Interest income increased by $267,000 to $399,000 in the quarter ended September 30, 1996 from $132,000 for the quarter ended September 30, 1995, and increased by $783,000 to $1,096,000 for the nine months ended September 30, 1996 from $313,000 for the nine months ended September 30, 1995. These increases are primarily due to income derived from the short-term investment of the $29.5 million of proceeds from the Company's initial public offering, which was completed in February 1996. The Company expects that interest income will decrease in the future in proportion to the levels of cash used in the Company's operations.* See "Liquidity and Capital Resources."

   Interest expense increased 104% to $451,000 in the quarter ended September 30, 1996 from $221,000 for the quarter ended September 30, 1995, and increased 96% to $1,166,000 for the nine months ended September 30, 1996 from $594,000 for the nine months ended September 30, 1995. These increases are due to increased debt resulting from lease agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $10.3 million at September 30, 1996 from $5.0 million at September 30, 1995. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.* See "Liquidity and Capital Resources."

Liquidity and Capital Resources

   Net cash used in operating activities, including the adjustment for depreciation and amortization, decreased to $3.9 million in the nine months ended September 30, 1996 from $4.5 million in the nine months ended September 30, 1995. This change is the result of a reduced net loss, exclusive of depreciation and amortization, plus changes in working capital balances.

   The Company used cash of $.9 million for the purchase of property and equipment and acquired an additional $5.6 million of property and equipment through capital lease obligations in the nine months ended September 30, 1996. In the nine months ended September 30, 1995 all of the Company's property and equipment acquisitions, $3.4 million, had been financed with capital lease obligations. The capital additions in the nine months ended September 30, 1996 were primarily due to the Company's continued expansion of its network. The Company also invested $.6 million in equipment necessary to support the growth of the Company's operating, research, sales and marketing, and administrative staffs and $.3 million of leasehold improvements were completed in conjunction with the relocation of the Company's headquarters, which was substantially complete by the end of February 1996. In the future, the Company expects the proportion of equipment acquisitions financed by capital leases to fluctuate based on such issues as the cost and availability of lease financing for particular types of equipment and the levels of cash used or generated by the Company's operating, investing and financing activities. *

         The Company completed its initial public offering in February 1996. The net proceeds to the Company, after underwriting discounts and offering expenses were $29,490,000. Principal payments on long-term debt were $1,595,000 in the nine months ended September 30, 1996 versus $689,000 in the nine months ended September 30, 1995, reflecting the increase in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions. In January 1996 the Company completed an amendment to the Master Lease Agreement with its primary lessor which increased the balance available under the agreement by $6.0 million.

       At September 30, 1996, the Company's current sources of liquidity included cash and cash equivalents of $16.4 million, short-term investments of $13.0 million, and $1.1 million available for capital expenditures remaining under lease agreements which expire in December 1996. Other than the acquisition of PDR Productions, Inc. discussed in note five of the notes to the condensed financial statements, the Company currently has no significant capital commitments other than its commitments under capital leases. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements at least through June 1997. * See "Certain Business Considerations--Future Capital Needs; Uncertainty of Additional Funding."

CERTAIN BUSINESS CONSIDERATIONS

The Company's business is subject to the following risks and uncertainties, in addition to those described above.

         History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of September 30, 1996, the Company's accumulated deficit was $25.9 million.
The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.

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

         Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as the delivery of video advertising spots to television stations. Unless the Company can successfully develop video transmission services, it is unlikely that it can retain current or attract future audio delivery customers who may ultimately demand delivery of both media content. The Company is also designing and developing, together with ABC Radio Networks, an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising and programming to ABC's affiliate radio stations. The Company, however, has not yet completed development of these products or services, and there can be no assurance that the Company will successfully complete any such development, or that if such development is completed, the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers.

         Dependence on Emerging Markets. The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services, long standing relationships with existing dub and ship vendors, and, currently, a service offering which is limited in comparison to the offerings of some dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, there can be no assurance that the Company will be able to conform its products to such standards in a timely fashion, or at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner, and there can be no assurance that the Company will be successful in developing such services, in obtaining new customers, or in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of installing and supporting the Company's field receiving equipment, including rooftop satellite antennae.

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

         Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology and work on reliability and throughput enhancement of the network. A 30-second video file is substantially larger than a 30-second audio file, and because this size video file cannot currently be delivered over the telephone lines in a manner that is cost competitive with tape delivery, the Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability and broadcast quality compression. Work in satellite technology is oriented to managing deployment of software developed to permit enhancement of the Company's current audio and video units to receive digital satellite transmissions. Work in video compression technology is directed toward integration and field trials of broadcast quality compression systems with the Company's existing network. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has completed beta testing of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system.
There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's delivery commitments and broadcast quality requirements.

         In addition, the Company has entered into an agreement with ABC Radio Networks ("ABC") to jointly develop an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising, news, and programming to ABC's affiliate radio stations. There can be no assurance that the Company will successfully complete the design, development, prototyping, testing or deployment of the audio server network for ABC. In addition, there can be no assurance that ABC will successfully develop and deploy an enhanced satellite network with the capacity to meet the delivery and audio quality requirements of the audio server network.

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

         Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses such as Mediatech and Spotlink and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, Digital Courier International Corporation has begun deployment of a system to electronically deliver audio content in Canada and the United States and several other companies have announced such systems. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

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

         Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of Record Send Terminals ("RSTs"), RPTs and video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, and video units and to introduce additional services.* Based on current plans and assumptions relating to the timing of its operations, the

Company anticipates that the net proceeds of its initial public offering completed on February 9, 1996, together with its existing capital and cash from operations, will be adequate to satisfy its capital requirements through at least June 1997.* There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements. Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. In addition, the Company is unable to predict the precise amount of future capital that it will require and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

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

         Dependence on Certain Suppliers. The Company relies on certain single or limited-source suppliers for certain integral components used for the assembly of the Company's RSTs, RPTs and video units. Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to the Company, it would delay the Company's deployment of RSTs, RPTs and video units which would have the effect of depressing the Company's business until the

Company established sufficient component supply through an alternative source. The Company believes that there are alternative component manufacturers that could supply the components required to produce the Company's products, but the Company is not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for the Company to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. The Company does not have long-term supply contracts with its sole- or limited-source vendors and purchases its components on a purchase order basis. The Company has experienced component shortages in the past and there can be no assurance that material component shortages or production or delivery delays will not occur in the future. The inability in the future to obtain sufficient quantities of components in a timely manner as required, or to develop alternative sources as required, could result in delays or reductions in product shipments or product redesigns, which would materially and adversely affect the Company's business, operating results and financial condition.

         Pursuant to its development efforts in the area of satellite transmission technology, the Company has successfully completed live field trials of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Hughes were unable for any reason to meet the Company's delivery commitments or if any transmissions failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to use Hughes' satellite capacity, the Company would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take nine months or longer, and no assurance can be given that an alternative satellite transmission vendor would be available to the Company or be in a position to satisfy the Company's delivery requirements on a timely and cost-effective basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

         In September 1996 the Company advanced $200,000 to a customer in the audio and video duplication and delivery industry in return for certain considerations, including an agreement to execute certain audio and video deliveries through DG Systems and a right of first refusal if the customer is ever offered for sale. The loan is to be repaid in quarterly installments with 9% interest per annum through March 1999. The loan is secured by the customer's common stock and will be automatically converted into ownership of up to approximately 6% of the company if payments are not made within the terms of the agreement.

         In October 1996 the Company entered into a definitive agreement to acquire PDR Productions, Inc. See Note 5 to the Condensed Financial Statements and Item 6(b) below.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits



    EXHIBIT
     NUMBER                    EXHIBIT TITLE
     ------                   ---------------
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

  10.16 (b)   Employee Stock Purchase Plan (as amended).

  10.17 (b)   Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994,
              December 5, 1994, December 5, 1994, and March 14, 1995.

  10.18 (b)   Warrant Agreement to purchase Series B Preferred Stock between the Company and
              Comdisco, Inc., dated as of October 20, 1994.

  10.19 (b)   Warrant Agreement to purchase Series C Preferred Stock between the Company and
              Comdisco, Inc., dated as of September 13, 1995.

  10.20 (b)   Warrant Agreement to purchase Series D Preferred Stock between the Company and
              Comdisco, Inc., dated as of January 11, 1996.

  EXHIBIT
   NUMBER                                 TITLE
   ------                                --------
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

  10.24 (a)   Digital Generation Systems, Inc. Supplemental Stock Option Plan

  10.25 (a)   Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR
              Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.

   11.1 (a)   Statements of computation of weighted average and pro forma common shares and equivalents.

     27 (a)   Financial Data Schedule.
         - - - - - - - - - - - -

 (a)      Filed herewith.

 (b) Incorporated by reference to the exhibit bearing the same number filed with the registrant's Registration Statement on Form S-1 (Registration No. 33- 80203).

 (c) Incorporated by reference to the exhibit bearing the same number filed with the registrant's Registration Statement on Form S-1 (Registration No. 33- 80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

 (d) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly Report on Form 10-Q filed May 3, 1996, as amended.


(b)  Reports on Form 8-K.

         Current report on Form 8-K filed October 31, 1996, reporting the dissemination of the registrant's press release dated October 16, 1996 announcing that registrant had entered into a definitive agreement to acquire PDR Productions, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIGITAL GENERATION SYSTEMS, INC.



Dated:  November 13, 1996         BY:      /S/ THOMAS P. SHANAHAN
                                      -------------------------------------
                                           THOMAS P. SHANAHAN
                                           VICE PRESIDENT & CHIEF FINANCIAL
                                           OFFICER (PRINCIPAL FINANCIAL AND
                                           CHIEF ACCOUNTING OFFICER)