Form 10-K
period 1996-12-31
DIGITAL GENERATION SYSTEMS INC
filed 1997-03-18
CIK 934448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  _X_  NO   __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock February 25, 1997 as reported on the Nasdaq National Market of $5.375 per share, was approximately $41,843,176. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 25, 1997, the registrant had 11,686,175 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant has incorporated by reference into Part III of this Form 10-K, to the extent stated herein, portions of its Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 1997 (the "Proxy Statement"). Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

                               TABLE OF CONTENTS

PART I
  ITEM 1: BUSINESS......................................................................    1
     Industry Background................................................................    1
     The Company........................................................................    2
     Products and Services..............................................................    3
     The DG Systems Network.............................................................    4
     Markets and Customers..............................................................    5
     Sales, Marketing and Customer Service..............................................    6
     Research and Development...........................................................    7
     Competition........................................................................    7
     Intellectual Property and Proprietary Rights.......................................    8
     Employees..........................................................................    8
  ITEM 2. PROPERTIES....................................................................    8
  ITEM 3. LEGAL PROCEEDINGS.............................................................    9
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................    9
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.........................................    9

PART II
  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........   11
  ITEM 6. SELECTED FINANCIAL DATA.......................................................   12
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS....................................................................   13
     Overview...........................................................................   13
     Results of Operations..............................................................   14
     Liquidity and Capital Resources....................................................   18
     Certain Business Considerations....................................................   19
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................   26
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE....................................................................   26

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................   26
  ITEM 11. EXECUTIVE COMPENSATION.......................................................   27
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............   27
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................   27

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............   27
SIGNATURES..............................................................................   30

                                     PART I

ITEM 1: BUSINESS

     Digital Generation Systems, Inc. ("DG Systems" or the "Company") operates a nationwide multimedia network designed to provide electronic delivery and related services to the broadcast industry by linking content providers to radio and television stations. The Company is the leading provider of electronic distribution of audio spot advertising to radio stations, and has entered the market for distribution of video spots to television stations, cable systems and networks. DG Systems derives its revenues from advertising agencies, production studios and other service providers that have traditionally relied upon physical delivery methods. The Company's network currently reaches over 5,000 radio stations and 200 television stations in the U.S. through the Company's scalable, fault-tolerant network operating center. The Company believes that its network enables the rapid, cost-effective and reliable transmission of broadcast content, and provides higher levels of quality, accountability and flexibility than current distribution methods. The Company has expanded the scope of its electronic distribution services to address television and cable advertising, music, network advertising and other content, and in November 1996 the Company purchased PDR Productions, Inc. ("PDR"), a provider of video and audio duplication, distribution and editing services based in New York City.

INDUSTRY BACKGROUND

     While the radio and television broadcast industries have adopted digital technology for much of their production processes and certain of their in-station functions, current methods for the distribution of audio and video advertising content are primarily based on the physical delivery and manual processing of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,200 commercial television stations in the United States. These stations generate revenue principally by selling air time to advertisers. Advertising is most frequently produced either by a third party, such as a recording studio under the direction of an advertising agency, or, less frequently, by station personnel. Advertising is characterized as "network" or "spot", depending on how it is bought and distributed. Network advertising is typically delivered to stations together with network programming, while spot advertising is delivered to stations independent of programming.

     Spot advertising air time is purchased by advertising agencies or their representatives on behalf of advertisers who select individual stations or groups of stations to support marketing objectives, which are usually based on the stations' geographic and other demographic characteristics. Less frequently, advertisers purchase air time directly from stations, rather than using independent advertising agencies. While advertisers and their agencies are purchasing air time, their creative teams are developing the content for the spots to be broadcast. The actual spot is typically produced at a production studio and recorded on tape. Variations of the spot intended for specific demographic groups are also recorded at this time. The spot undergoes a review of its quality and content before it is cleared for transmission to broadcast stations. The tapes containing the spot and its variations are then duplicated, packaged and shipped to radio and television stations and cable headends specified by the advertiser or its agency.

     The predominant method for distributing spot advertisements to radio and television stations has been the physical delivery of analog audio or video tapes. The Company estimates that more than 50% of radio spots and more than 90% of video spots are currently delivered by air express services. The remainder are produced within individual stations, delivered by local delivery services or picked up by station employees from the originating studio. Many companies, commonly known as "dub and ship houses", are in the business of copying audio and video tapes and packaging them for air express delivery. The Company estimates that approximately four million audio tapes and approximately five million video tapes were delivered via air express to radio and television stations in 1996 through the efforts of approximately 400 production studios and dub and ship houses.

THE COMPANY

     DG Systems is a leading provider of electronic distribution services for audio and video content to advertising agencies, production studios and broadcast stations throughout the United States. The Company, a California corporation, was incorporated in 1991. DG Systems has developed a digital network currently serving over 5,000 radio stations and 200 television stations that is controlled through the Company's network operating center. This network enables the rapid, accurate, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. With DG Systems' network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive at stations in as little as one hour after an order is received. The associated trafficking instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, the Company sends the customer a confirmation specifying the time of delivery. Additionally, the Company's digital network delivers close to "master" quality audio or video to broadcast stations, which is generally superior to that currently delivered on analog tape.

     DG Systems derives revenue from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. The Company has historically operated and currently operates without substantial backlog. The Company receives orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic delivery, if a station is on the Company's network, or physical delivery via the Company's Louisville, Kentucky, dub and ship facility, if the station is not.

     Audio content is delivered electronically to the Company's network operating center from Record Send Terminals ("RSTs") that are owned by the Company and deployed primarily in production studios. When an audio spot is received, Company personnel currently review the audio and then initiate the electronic transaction to transmit the audio to the designated radio stations. Audio transmissions are currently delivered over standard telephone or ISDN lines.

     Video content is delivered electronically to the Company's network operating center from DG Video Transmission Systems ("VTSs") that are owned by the Company and deployed primarily in production studios. Video content can also be delivered to the Company's network operating center through air freight carriers such as United Parcel service and Federal Express or through high-speed fiber networks from collection points in locations where VTSs are not available. When a video spot is received, Company personnel initiate the electronic transaction to transmit the video to designated television stations. Video transmissions are sent via high speed frame relay links to the Hughes Network Systems satellite uplink facility in Germantown, Maryland and are then delivered to television stations and cable headends via the Hughes DirecPC digital satellite system.

     Audio transmissions are received at designated radio stations on Receive Playback Terminals ("RPTs"), which are owned by the Company and typically installed in the production area of the stations. Video transmissions are received at designated television stations and cable systems on DirecPC satellite receipt capable ADvantage Digital Video Playback Systems ("DVPSs"), which are owned by the Company and typically installed in the production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to the broadcast system for later broadcast. Through its network operating center, the Company monitors the spots stored in each RPT or DVPS and ensures that space is always available for new transmissions. The Company can quickly retransmit deliveries at the request of a station or in response to the request of a customer who wishes to alter an existing order.

     DG Systems currently offers three primary levels of service to broadcast advertisers distributing content to radio or television stations: DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. In addition, the Company offers DG Priority, an audio spot delivery service which guarantees arrival of the first spot on an order within one hour. The Company also offers a set of premium services enabling advertisers to distribute audio or video spots after the normal cutoff times. The Company does not charge for late deliveries or retransmissions.

     In addition to its standard services, the Company addresses three vertical markets with particular time-sensitive delivery needs. "Sweeps" delivery is a specialized service to television stations that wish to advertise on radio to stimulate viewership during the periods of ratings conducted by the A.C. Nielsen Company in February, May, August, and November of each year. The Company also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. Finally, the Company delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

     The Company provides additional ancillary services, including audio and video editing, physical archiving, closed captioning, modification of slates, and format conversions to the New York City market through its wholly owned subsidiary, PDR.

PRODUCTS AND SERVICES

     The Company's mission is to become the leading provider of electronic delivery and related, value added services to broadcast advertisers. The Company also seeks to achieve brand name recognition as the industry standard for digital delivery of audio and video content.

     Audio Advertising Distribution. The Company's revenues to date have been derived principally from one major line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a significant share of the Company's revenues for some time.* See "The Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Radio Advertising." The Company also derives revenue from its offering of audio distribution services in three vertical markets, sweeps; local/regional newspapers; and political advertising. See "The Company." Finally, the Company derives limited revenue today through its Studio Bridge and Studio Exchange services, which enable production studios to directly exchange audio files with each other without the intervention of Company personnel. These studio-to-studio services are offered according to two different pricing methods: unlimited transmissions for a fixed monthly fee or pay-as-you-go on a per transaction basis.

     Video Advertising Distribution. The Company believes that the delivery of television advertising is characterized by many of the same challenges facing radio advertisers. The Company introduced its video distribution services in the third quarter of 1996. To date, the Company has deployed a video distribution network consisting of over 200 television stations and cable systems, which are currently on-line and able to receive video content through the Company's network, and is actively marketing and selling the video services to agencies, advertisers and dealers. As substantially all of the Company's radio and advertising customers are also active television advertisers, the Company is marketing and selling these services to many of its current customers who already utilize the Company's audio spot distribution services.

     In order to build a significant video business, the Company believes that it must continue to expand its network of on-line television stations and cable systems, as well as sign up agencies and dealers to distribute their broadcast advertisements through DG Systems' network. To obtain deliveries directly from agencies, the Company must also develop and market a set of ancillary, pre-distribution services in each major market. There can be no assurance that the Company will overcome the technological and operational barriers as well as competitive threats in a time frame required to become one of the industry's leading supplier of such services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Video Advertising Delivery Service Deployment", and "-- Dependence on Technological Developments" and "-- Competition."

     Music Distribution. The Company also derives revenues from its "first-release music deliveries", in which it offers music labels the capability to electronically distribute first-release music singles simultaneously to selected radio stations. The release of a new album by an established musical artist is often the focus of a marketing campaign culminating in the simultaneous release of a hit single to radio stations in key markets. Music labels share the concerns of advertisers and agencies regarding the timeliness and reliability of delivery, and in addition seek to maximize publicity by employing a secure delivery system that ensures all selected radio stations will receive the single just in time for the scheduled release but prevent it from being aired before that time. In addition, new or "up and coming" artists backed by major record labels seek the opportunity to market their music to radio stations through innovative means, including simultaneous, first-release distribution. The Company to date has provided first-release music deliveries for over thirty different artists. The typical first-release music distribution has been to a larger group of radio stations than the average advertising spot. While this business has provided the Company with significant promotional opportunities and marketing exposure, it has not contributed a substantial share of the Company's revenues in any fiscal period and the Company does not expect that first release music delivery services will generate a large share of the Company's revenues or profits in the future.

     The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company is currently undertaking efforts to develop new products and services. However, and there can be no assurance that the Company will successfully complete such development or that even if such development is completed, the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Energy Markets."

THE DG SYSTEMS NETWORK

     The Company's network consists of the following: (i) Record Send Terminals (audio) and Video Transmission Systems (video) owned by the Company and installed primarily at production studios; (ii) a network operating center at the Company's headquarters used to process, route and store digital content; and
(iii) Receive Playback Terminals (audio) and Digital Video Playback Systems (video) owned by the Company and installed at broadcast stations.

     Record Send Terminal. The RST is a PC-based media encoder and communications server with a full screen monitor and keyboard. The RST accepts audio in either analog or digital format and encodes the audio using an efficient compression algorithm for transmissions to the Company's network operating center.

     Video Transmission System. The VTS is a workstation-based video encoder and communications server with a full screen monitor and keyboard. The VTS accepts video in either analog or digital format and encodes the video using an MPEG 2 compression algorithm for transmissions to the Company's network operating center.

     Network Operating Center. DG systems has developed a fault-tolerant client/server on-line transaction system based on Sun Microsystems' SparcServers. The Company has developed software applications incorporating critical operation capabilities such as transaction management, communication facility monitoring, system security, intelligent network routing and customer service databases. The major system components include (i) a transaction scheduling, monitoring and management system, (ii) a media delivery system designed to handle audio, video, image and data organizing the delivery content by destination address, and routing those deliveries by the most cost-effective route, and (iii) a high-capacity media storage and archive system that indexes and archives every media file delivered by the Company.

     DG Systems has developed a sophisticated, highly scaleable network communication system to provide network transaction services to the targeted stations. Today this system supports two-way communication to remote stations via standard telephone lines, satellite, ISDN and frame relay connections. The Company intends to add additional communications capabilities, such as Internet, beginning in 1997. The modular system design and use of industry standard technology enables system capacity to be increased easily and quickly. DG Systems can maintain over 400 simultaneous connections today and expects this capacity to double by the end of 1997.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Ability to Manage Growth" and "-- Future Capital Needs; Uncertainty of Additional Funding."

     Receive Playback Terminal. The RPT is a rack-mountable, PC-based communication server and media decoder which enables radio stations to receive and play back digital audio content delivered through the

Company's digital distribution network. The RPT communicates with the Company's network to exchange media and transactional information, and allows users to playback broadcast quality audio on demand. RPT software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

     Digital Video Playback System. The DVPS is a rack-mountable, PC-based communication server and media decoder which enables television stations and cable systems to receive and play back television advertisements and other digital video content delivered through the Company's digital distribution network. The DVPS communicates with the Company's network to exchange media and transactional information, and allows users to playback broadcast quality media on demand. The DVPS includes a fully integrated monitor and keyboard and has the disk capacity to store up to 250 30-second spots. DVPS software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

     Hughes DirecPC Satellite Interface. The Company has a joint development and deployment agreement with Hughes Network Systems, Inc. for satellite delivery to the Company's network of stations. The Company has developed an electronic interface between its network operating center and the Hughes satellite uplink facility. The Company has also worked with Hughes to integrate the Hughes DirecPC satellite technology into its RPTs and DVPSs to permit the receipt of media content from satellite as well as from terrestrial connections.

MARKETS AND CUSTOMERS

     Substantially all of the Company's current revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. The Company derives revenue by billing advertising agencies directly and by billing its marketing partners, which are dub and ship houses that have signed agreements with the Company to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via the Company's electronic delivery service in exchange for price discounts from the Company. The advertisements distributed by the Company are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products including soft drinks, and entertainment and amusements. The volume of advertising from these segments is subject to substantial seasonal and cyclical variations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Potential Fluctuations in Quarterly Results; Seasonality."

     In addition to its core distribution services, DG Systems has identified vertical-market applications for audio distribution services where same day delivery is used to promote time-sensitive content. These applications include:

     Sweeps Promotions. The A.C. Nielsen ratings periods take place during the broadcast months of February, May, August, and November. The Company's services allow local television stations, their affiliated networks and/or syndicators, whose own advertising rates are based on their Nielsen ratings, to promote viewership of their programs during ratings periods. In 1996, more than 70 television stations used the Company's sweeps delivery service.

     Political Campaigns. Using radio during election campaigns provides a rapid response mechanism for candidates and issue groups. The Company offers same-day service to facilitate such advertising during political campaigns.

     Newspaper Headlines. Newspapers use the Company's services to deliver topical radio commercials to run during the morning or afternoon drive times in local markets to encourage readership for local newspapers. The producer typically reads a special early edition of the paper. Stories are selected on the basis of topical content with the best chance of encouraging listeners to become readers. The spot is written, recorded, mixed and transmitted to DG Systems for distribution to local radio stations. Delivery guarantees are typically between one and two hours depending on the market.

SALES, MARKETING AND CUSTOMER SERVICE

     Brand Strategy. The Company's brand strategy is to position itself as the standard delivery method for advertising and short-form content for the radio and television broadcast industry. The Company focuses its marketing messages, advertising and programs at multiple segments within the broadcast industry. Each of the segments interacts with the Company for a different reason. Agencies purchase services from the Company on behalf of their advertisers. Production studios facilitate the transmission of audio and video to the Company's network operating center. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network and receive the content. A key strategy to providing a consistent brand theme at all levels is developing "DG" as a brand identity across the product and services offerings.

     Sales. The Company employs a direct sales force that calls on creative, marketing and traffic departments at advertising agencies to communicate the capabilities and comparative advantages of the Company's electronic distribution system and the related products and services. In addition, the Company's sales force calls on corporate advertisers who may be in a position to influence agencies in directing deliveries to the Company. The Company currently has field sales offices in New York, Los Angeles, Chicago and Washington D.C., as well as sales personnel in its San Francisco headquarters. Members of the Company's sales force are compensated through salary and incentive commissions. The Company's sales force includes field sales, inside sales (serving as account coordinators and supporting field sales efforts), and telemarketing (for identifying and qualifying leads).

     Marketing. The Company's marketing programs are directed toward demand stimulation with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major U.S. cities. The Company also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and partial sponsorship of the annual Mercury Awards of the Radio Advertising Bureau. The Company also engages in limited print advertising in advertising and broadcast oriented trade publications.

     The Company also markets to broadcast stations to arrange for the placement of its RPTs and DVPSs. The service contract offers the station free use of the RPT or DVPS, but each station is generally required to pay for a dedicated phone or ISDN line to support the transmissions. For higher-volume stations, each station is requested to pay the cost of an ISDN connection, the cost of which can vary from $35 to $400 per month, depending on the regional carrier's pricing and service combination. In certain instances the Company agrees to pay for the initial installation of such phone or ISDN lines, and may also pay for several month's worth of maintenance costs during limited promotional periods. For the major television network affiliates in the top markets, the Company may elect to pay for monthly maintenance of the phone or ISDN lines on an ongoing basis.

     According to industry sources, there are over 5,200 commercial radio stations that are located in Arbitron-rated "Areas of Dominant Influence," which are the geographic areas in which national advertisers are most active. The Company believes its installed base of RPTs serving over 5,000 radio stations, over 95% of which are located in these areas, provides it with an important competitive advantage. The Company is similarly focusing on the largest 100 television markets as rated by A.C. Nielsen, along with the major cable interconnects in the largest U.S. markets.

     Customer Service. The Company also has a customer service staff which is available between the hours of 5 a.m. and 8 p.m., Pacific time. This staff supports not only the Company's customers but also the broadcast stations who receive the deliveries. Customer service calls may concern such matters as the placing, revision or cancellation of orders, inquiries by agencies or studios about the audio or video portion of the order, inquiries from studios about technical problems with RSTs or VTSs, inquiries by broadcast station personnel about their inclusion in particular orders, the status of particular orders, and problems with RPTs or DVPSs.

RESEARCH AND DEVELOPMENT

     The Company has devoted, and intends to devote in the future, a significant portion of its resources to product development programs.* As of December 31, 1996 the Company had 16 employees engaged in product development. The Company's products development expenses for fiscal 1996, 1995 and 1994 were approximately $2,092,000, $1,590,000 and $1,048,000, respectively, and represented 20%, 31%, and 43%, respectively, of the Company's revenues. See "Products and Services", "The DG Systems Network" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on New Product Introductions" and "-- Dependence on Technological Developments."

     The Company has an agreement with ABC Radio Networks ("ABC") to jointly develop and field trial an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising and programming to ABC's affiliate radio stations. If the development and trial is successful, further negotiations between the Company and ABC would be required regarding deployment of the satellite electronic distribution network.

COMPETITION

     The market for the distribution of advertising and other content to radio and television stations and cable systems is highly competitive. The Company currently competes in the market for the distribution of audio and video advertising spots to broadcast stations, cable systems and networks. The principal competitive factors affecting this market are ease of use, price, and timeliness and accuracy of delivery.

     The Company competes with a variety of dub and ship houses, including publicly-held VDI Media, and production studios that have traditionally distributed taped advertising spots via physical delivery. These entities have long-standing ties to local distributors that will be difficult for the Company to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media post production, preparation, distribution and trafficking services. In order to effectively compete with such local, full-service providers, the Company will need to develop or contract for a range of ancillary services for its customers on a localized basis. Moreover, Digital Courier International Corporation has begun deployment of a system to electronically deliver audio content in Canada and the United States, and several other companies have announced such systems.

     The Company competes in the market for electronic video distribution services with IndeNet, Inc. and Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies, Inc. In November 1996, VADS acquired CycleSat, Inc., a provider of satellite video delivery services, from Winnebago Industries, Inc. CycleSat also operates a dub and ship business in New York City that competes with the Company's subsidiary, PDR.

     To the extent that the Company is successful in entering new markets, such as delivery of other content to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI, and Regional Bell Operating Companies could enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements separately from their network content programming. In addition, Applied Graphics Technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house, in December 1996. Although Spotlink revenues were less than 5% of the Company's revenues in 1996, the Company considers Spotlink to be a significant customer for the Company's audio delivery service. There can be no assurance that Spotlink will continue to be a customer of the Company, and the loss of Spotlink as a customer could have a material adverse effect on the Company's operating results.

     Many of the Company's current and potential competitors in the markets for audio and video transmissions have substantially greater financial, technical, marketing and other resources and larger installed customer bases than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company expects that an increasingly competitive environment will result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the markets for the distribution of audio and video transmissions have become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new competitors. There can be no assurance that the Company will be able to compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Competition."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. The source code for the Company's software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's hardware, software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company does not hold any patents.

     Because the Company's business is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new computer hardware, software and telecommunications developments, frequent hardware and software enhancements, name recognition, and reliable customer service and support are more important to establishing and maintaining a leadership position than the various legal protections of its technology.

     The Company believes that its software, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert such infringement by the Company with respect to current or future software, hardware or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

EMPLOYEES

     The Company had 184 employees as of December 31, 1996, including 111 in customer operations, 30 in sales and marketing, 16 in engineering and research and development, and 27 in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company has leased it's headquarters facility located at a multi-tenant office building located at 875 Battery Street in San Francisco, California. The Company's lease is for 15,000 square feet and expires in 2001. The Company has an agreement for non-interruptible access to emergency power and the Company has arranged for alternative routes to maintain its fiber connection between its computers and its long distance carrier. However, there can be no assurance that a catastrophic earthquake or other natural disaster could not interrupt the Company's operations. The Company also leases approximately 5,000 square feet on a nearby ground-floor location used for assembly of its field equipment and for offsite storage which expires in 2001. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility and approximately 22,000 square feet in New York City which is occupied by PDR. The Company leases additional facilities and offices for sales and customer service in California, Illinois, New York, and Washington, D.C. The Company believes that these facilities and offices and additional or alternative space available to it are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages as of December 31, 1996, are as follows:

           NAME               AGE                     POSITION
--------------------------    ---     -----------------------------------------
Henry W. Donaldson            51      President, Chief Executive Officer and
                                      Director
Ken K. Cheng                  41      Senior Vice President, Chief Operating
                                      Officer
Jeffrey A. Byrne              41      Vice President, Marketing
Jon E. Reese                  55      Vice President, Sales
Gregory G. Schott             32      Vice President, Operations
Thomas P. Shanahan            50      Vice President, Finance and Chief
                                      Financial Officer
Kevin R. Compton(1)           38      Director
Jeffrey M. Drazan(2)          37      Director
Richard H. Harris(2)          67      Director
Leonard S. Matthews(1)(2)     74      Director

---------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

     Henry W. Donaldson joined the Company in March 1993, and since such date has served as it President and Chief Executive Officer and as a Director of the Board of Directors. He was formerly President of the Data Communications Division of Rexel, Inc. (formerly Willcox & Gibbs), a distributor of electrical parts and supplies, from September 1989 through January 1993. Mr. Donaldson holds a B.A. in Mathematics from Hamilton College.

     Ken K. Cheng joined the Company in December 1993 and as Vice President, Engineering. Mr. Cheng was appointed Senior Vice President and Chief Operating Officer in June 1996 and has served as such since that date. From December 1988 to December 1993, Mr. Cheng was Director of Engineering at Network Equipment Technologies. Mr. Cheng holds a B.Sc. in Applied Mathematics from Queen's University, Kingston, Ontario, Canada and an M.B.A from Santa Clara University.

     Jeffrey A. Byrne joined the Company in March 1996 and since such date has served as Vice President, Marketing. From July 1986 to June 1992, Mr. Byrne was Senior Director of Marketing for MIPS Computer Systems, Inc. From June 1992 to May 1993, Mr. Byrne was Director of Marketing for Novell, Inc. From May 1993 to March 1996, Mr. Byrne was Vice President of Worldwide Marketing for Dataquest, Inc. Mr. Byrne holds a B.S. in Mathematical Sciences from Stanford University and an M.B.A. from Harvard University.

     Jon E. Reese joined the Company in August 1994 as a consultant and has served as Vice President, Sales since January 1995. Mr. Reese was Vice President of Sales and Marketing of DCI from February 1991 to May 1994. Mr. Reese holds a B.S. in Accounting and Sales from Bloomburg University.

     Gregory G. Schott joined the Company in July 1994 as Director of Operations. Mr. Schott later served as Director of Business Development from December 1995 to June 1996 and since such date has served as Vice President, Operations. From June 1991 to July 1994, Mr. Schott was a consultant with the Boston Consulting Group. Mr. Schott holds a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from Stanford University.

     Thomas P. Shanahan joined the Company in November 1994, and since such date has served as its Chief Financial Officer. From May 1987 to February 1992, Mr. Shanahan was Chief Financial Officer of SBT Corporation. From March 1992 to April 1993, Mr. Shanahan was Chief Financial Officer of Ultra Network Technologies, Inc. From May 1993 to October 1994, he was Chief Financial Officer of Sherpa Corporation. Mr. Shanahan holds a B.A. in Economics from Stanford University and an M.B.A. from Harvard University.

     Kevin R. Compton has been a member of the Board of Directors of the Company since March 1994. Mr. Compton has been a general partner of Kleiner, Perkins, Caufield & Byers, a venture capital investment firm, since December 1990. Mr. Compton currently serves as a director of Global Village Communication, Inc., a networking hardware and software company, Citrix Systems, a developer of server software, and on numerous private boards. He holds a B.S. in Business Administration from the University of Missouri.

     Jeffrey M. Drazan has been a member of the Board of Directors of the Company since July 1992. Mr. Drazan has been a general partner of Sierra Ventures, a venture capital investment firm, since 1985. Mr. Drazan currently serves on the boards of public companies FaxSav and Retix. Mr. Drazan holds a B.S.E. in Engineering from Princeton and an M.B.A. from New York University.

     Richard H. Harris has been a member of the Board of Directors of the Company since July 1992. Since July 1992, Mr. Harris has been President and Owner of Harris Classical Broadcasting, operating two FM audio stations in Milwaukee, Wisconsin. From May 1984 to May 1986, Mr. Harris was Chairman of the Radio Advertising Bureau. From June 1964 to April 1991, Mr. Harris held various senior management positions with Westinghouse Broadcasting Company, including Chairman of the Radio Group. Mr. Harris holds a B.A. in Communications and Economics from the University of Denver and is a graduate of the Advanced Management Program at Harvard University.

     Leonard S. Matthews has been a member of the Board of Directors of the Company since April 1993. From January 1979 to January 1989, Mr. Matthews was President and Chief Executive Officer of the American Association of Advertising Agencies. Previously, Mr. Matthews had been president of two of the world's leading advertising agencies, Leo Burnett and Young & Rubicam. From May 1992 to the present, Mr. Matthews has been Chairman of the Board of Next Century Media, an interactive television company. Mr. Matthews holds a B.S. in Business Administration & Marketing from Northwestern University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock.

                                                                      HIGH       LOW
                                                                     ------     ------
        FISCAL YEAR ENDED DECEMBER 31, 1996:
          First Quarter (from February 6, 1996)....................  $12.25     $8.375
          Second Quarter...........................................  $13.25     $8.125
          Third Quarter............................................  $10.25     $7.750
          Fourth Quarter...........................................  $11.00     $7.625

     As of February 20, 1997, the Company had issued and outstanding 11,685,873 shares of its Common Stock held by 173 shareholders of record. The Company estimates that there are approximately 2,000 beneficial shareholders.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Concentration of Stock Ownership; Potential Issuance of Preferred Stock; Anti-Takeover Provisions" and "-- Possible Volatility of Share Price."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENTS OF OPERATIONS:

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................  $    11     $   315     $ 2,432     $ 5,144     $10,523
                                           -------     -------     -------     -------     -------
Costs and expenses:
  Delivery and material costs............       16         200         953       1,810       3,084
  Customer operations....................       54         735       1,886       2,974       4,164
  Sales and marketing....................      102       1,126       2,248       3,406       3,998
  Research and development...............      590         505       1,048       1,590       2,092
  General and administrative.............      511         672       1,054       1,380       1,677
  Depreciation and amortization..........       36         329         913       2,345       4,331
                                           -------     -------     -------     -------     -------
          Total expenses.................    1,309       3,567       8,102      13,505      19,346
                                           -------     -------     -------     -------     -------
Loss from operations.....................   (1,298)     (3,252)     (5,670)     (8,361)     (8,823)
Other income (expense):
  Interest income........................       12          35         129         417       1,422
  Interest expense.......................       (5)        (58)        (71)       (836)     (1,726)
                                           -------     -------     -------     -------     -------
Net Loss.................................  $(1,291)    $(3,275)    $(5,612)    $(8,780)    $(9,127)
                                           =======     =======     =======     =======     =======
Pro forma net loss per share.............                                      $  (.94)    $  (.79)
                                                                               =======     =======
Pro forma weighted average common and
  common equivalent shares...............                                        9,360      11,594
                                                                               =======     =======

BALANCE SHEET DATA:

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                            1992        1993        1994        1995        1996
                                           -------     -------     -------     -------     -------
Cash, cash equivalents and short-term
  investments............................  $ 1,159     $   495     $ 9,221     $ 6,205     $20,597
Working capital..........................    1,904         115       8,755       4,651      14,200
Property and equipment, net..............      452       1,455       3,175       5,772      12,630
Total assets.............................    2,643       2,222      13,572      14,459      45,248
Long-term debt, net of current portion...       --         303       1,573       4,540       8,495
Shareholders' equity.....................    2,382       1,358      10,502       6,373      26,839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in 1991. Though 1993, the Company was a development-stage company, principally engaged in developing its network, marketing its services to radio stations and advertising agencies, and producing and deploying terminals for use at advertising agencies, production studios and radio stations. In 1994, the Company first generated significant operating revenues from the delivery of audio commercials and the related text traffic instructions to radio stations through a nationwide network established by the Company. In the third quarter of 1996, the Company began delivery of video commercials to television stations. As the network has expanded to include an increasing number of radio and television stations, the number of deliveries ordered by customers has increased. At the same time, the number of deliveries performed via electronic delivery has increased relative to the number performed by physical delivery through the Company's dub and ship facility in Louisville, Kentucky.

     The Company defines a delivery as the transmission, electronic or physical, of a piece or pieces of audio or video content, generally a commercial ("spot") or a set of commercials ("tied spots") to a destination, generally a radio or television station, based on a single order from a customer. Each order usually calls for the delivery of the same spots to multiple destinations, resulting in multiple deliveries. The revenue earned per delivery is dependent upon the type of service ordered, generally defined by the time interval between submission and delivery (Express, Standard, or Economy), the channel from which the order is received (directly from an advertising agency or through a dub and ship house), and the quantity of audio or video being delivered (a single spot or multiple tied spots). DG Systems currently offers three primary levels of electronic delivery of digital audio and video content through the network operating center located in San Francisco, California: DG Express, guaranteed arrival within four hours; DG Standard, guaranteed arrival by noon the next day; and DG Economy, guaranteed arrival by noon on the second day. The Company does not charge for late deliveries. DG Systems derives revenue from advertising agencies, as well as production studios and dub and ship houses that consolidate and forward deliveries for their agency customers. The Company provides volume discounts for volume deliveries. Because the revenue earned for delivery of the first spot is significantly greater than the revenue earned from a tied spot and because the Company's per spot electronic transmission cost is relatively constant regardless of volume, deliveries that comprise a single spot are generally more profitable that deliveries which include tied spots. The Company recognizes revenue for each order on the date the content is transmitted to the destination ordered.

     The Company assembles, owns and maintains Receive Playback Terminals ("RPTs"), which are located in the radio stations, Record Send Terminals ("RSTs"), which are located in advertising agencies and production studios, Video Transmission Systems ("VTSs"), which are located primarily in production studios, and Digital Video Playback Systems ("DVPSs") which are located in television stations. The capital required to build the network has been obtained through various preferred stock offerings to investors, primarily venture capital firms, leasing agreements, and the Company's initial public offering which was completed in February 1996.

     In November 1996, the Company acquired 100% of the common stock of PDR Productions, Inc. ("PDR"), a New York City media duplication and distribution company (see the Notes to Consolidated Financial Statements and the Company's Current Report on Form 8-K/A filed January 21, 1997). PDR's primary operations are services typical of a traditional dub and ship house, including the physical duplication and delivery of video content on a wide range of tape formats and performance of a variety of audio and video editing services. The acquisition was accounted for as a purchase. The operating results of PDR are included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996. See "Certain Business
Considerations -- Uncertainties Relating to Integration of Operations."

RESULTS OF OPERATIONS

     The following presents the statements of operations of the Company expressed as a percentage of total revenues and the related operating data for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994       1995      1996
                                                                ------     ------     -----
    STATEMENTS OF OPERATIONS:
      Revenues................................................   100.0%     100.0%    100.0%
      Cost and expenses:
         Delivery and material costs..........................    39.2       35.2      29.3
         Customer operations..................................    77.5       57.8      39.6
         Sales and marketing..................................    92.4       66.2      38.0
         Research and development.............................    43.1       30.9      19.9
         General and administrative...........................    43.4       26.8      15.8
         Depreciation and amortization........................    37.5       45.6      41.2
                                                                ------     ------     -----
              Total Expenses..................................   333.1      262.5     183.8
                                                                ------     ------     -----
      Loss from operations....................................  (233.1)    (162.5)    (83.8)
      Other income (expense):
         Interest income......................................     5.2        8.1      13.5
         Interest expense.....................................    (2.9)     (16.3)    (16.4)
                                                                ------     ------     -----
      Net loss................................................  (230.8)%   (170.7)%   (86.7)%
                                                                ======     ======     =====

  Revenues

     The Company has standard pricing for delivery of audio to radio stations based on a published rate card. The rate card contains pricing for the first spot and associated traffic instructions on a delivery, for additional tied spots, and for incidental services such as delivery of traffic instructions without audio and delivery of audio to customers to be used for promotional communications. Revenues earned from such incidental services have not been significant to date. The Company negotiates prices with larger customers and offers discounts to those customers who offer substantial, recurring volumes of business. The Company offers discounts to its marketing partners who consolidate and forward the deliveries of their agency customers.

     Late in the third quarter of 1996, the Company began offering delivery of video commercials to television stations and, in November 1996, the Company acquired PDR Productions, Inc., whose operations consist primarily of video duplication and distribution. The retail list prices for delivery of the first video spot are 50% to 100% greater than those for audio delivery and can be significantly higher, depending on the level of value added services (editing, close captioning, etc.) that may be included in an order. Such deliveries accounted for less than 5% of the Company's delivery volume in 1996.

     Revenues increased from $2,432,000 to $5,144,000 to $10,523,000 in 1994,
1995, and 1996, respectively. These increases in revenues were primarily due to the increased volume of deliveries. The Company made 180,000, 390,000 and 784,000 deliveries in 1994, 1995 and 1996, respectively. The Company believes that the substantial delivery and revenue increases since 1994 are the result of a number of factors, particularly increased acceptance by advertisers of the services offered by the Company and the increased availability of an expanded network of Company terminals located in radio and television stations.

     Average revenue per delivery decreased from $13.51 in 1994 to $13.19 in 1995. This reduction is attributable primarily to an increase in the proportion of deliveries made through the Company's dealer channel, those customers and marketing partners who consolidate and forward deliveries of their agency customers. All deliveries performed in 1994 and 1995 were deliveries of audio content. Average revenue per delivery increased from $13.19 in 1995 to $13.42 in 1996. Although average revenue per audio delivery decreased from $13.19 in 1995 to $12.72 in 1996, primarily due to volume discounts offered to both direct and indirect customers, the addition of video delivery and other services revenue, approximately 9% of total revenues in 1996, resulted in an increased average revenue per delivery. As the percentage of video deliveries increases, the average revenue per delivery is expected to increase.*

  Delivery and Material Costs

     Delivery costs consist of fees paid to other service providers for charges incurred by the Company in the receipt, transmission and delivery of information via the Company's distribution network. For operations to date, delivery expenditures have principally been for the telephone transmission of deliveries performed electronically and for the air freight incurred in the physical delivery of tapes to locations not directly linked to the DG network operating center. Material costs consist primarily of audio and video tape and the related packaging.

     Delivery and material costs were $953,000, $1,810,000 and $3,084,000, or 39%, 35% and 29% of revenues for 1994, 1995 and 1996, respectively. The increases in costs are primarily due to the increased volumes of deliveries. Delivery and material costs as a percentage of revenues were reduced from 39% in 1994 to 35% in 1995 due to volume rate agreement improvements obtained from certain service providers, the implementation of ISDN transmission technologies by certain high volume users which reduced the average time necessary to transmit a minute of audio over a phone line and the cost benefits resulting from allocating the fixed telephone service and connection costs over a greater volume of deliveries. Delivery and material costs as a percentage of revenues has decreased from 35% in 1995 to 29% in 1996. This reduction is primarily due to reduced telecommunication expenses per electronic delivery. These reductions are the result of a rate reduction obtained from the Company's primary long distance telephone service provider, implementation of ISDN transmission technologies by additional high volume users, and more efficient access to long distance carriers due to equipment and switching improvements made by the Company. In addition, the proportion of deliveries being performed electronically increased from 75% in 1995 to 82% in 1996. These improvements in the long distance telephone rate and delivery efficiency were partially offset by increased materials costs per delivery resulting primarily from the physical deliveries made by PDR.

     The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations -- Potential Fluctuations in Quarterly Results; Seasonality."

  Customer Operations

     Customer operations expenses consist primarily of salaries and the related overhead costs incurred in performing deliveries and providing services, including order entry, customer service and assembly and maintenance of network equipment including the Company's RPTs, RSTs, VTSs, DVPSs, tape dubbing and editing equipment, and the network operating center.

     Customer operations expenses were $1,886,000, $2,974,000 and $4,164,000 in 1994, 1995 and 1996, respectively. These increases were the result of adding the personnel necessary to respond to the greater volume of orders and deliveries made by customers and the increased volume of requests for remote terminals made by radio stations, production studios, and advertising agencies. Customer operations expenses as a percentage of revenues has decreased from 78% to 58% to 40% in 1994, 1995 and 1996, respectively, as the Company has realized the benefits of economies of scale from the increased delivery volume and improved the efficiency of its processing procedures through increased experience with the system and the hiring of additional qualified management.

     The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

  Sales and Marketing

     Sales and marketing expenses include salaries, incentive compensation, professional fees and the related overhead costs incurred in promoting and marketing the Company and its services to customers and radio and television stations. Sales and marketing expenses were $2,248,000, $3,406,000 and $3,998,000, or 92%, 66% and 38% of revenues for 1994, 1995 and 1996, respectively. These increases were the result of additional costs incurred in introducing the Company's service to the marketplace, including the salaries of expanded sales and marketing forces, increased incentive compensation resulting from increased revenues and increased marketing program activity. The increase in expenses in 1995 versus 1994 is primarily due to an increase in the number of marketing personnel and programs. These programs include trade show participation, printing and circulation of brochures and informational literature, advertising and other Company promotional expenses. The increase in expenses in 1996 versus 1995 is due to additional personnel and the expansion of promotional programs to meet the Company's growth objectives.

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

     Research and development expenses consist primarily of salaries, testing costs, consulting fees, and the related overhead incurred in the development and enhancement of the delivery system used to distribute information via the DG Systems' network. Research and development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, no software development costs ave been capitalized by the Company as the capitalizable amounts have been immaterial. Research and development expenses were $1,048,000, $1,590,000 and $2,092,000, in 1994, 1995 and 1996, respectively. Research and development expenses increased from $1,048,000 or 43% of revenues in 1994 to $1,590,000, or 31% of revenues in 1995.
This increase in absolute dollars was due primarily to increased spending on the development and implementation of the second generation of the electronic delivery system and research on potential new methods of delivery and new services to be offered. Research and development expenses increased to $2,092,000, or 20% of revenues, in 1996, primarily due to the hiring of additional staff, including increased compensation and recruiting fees, and the development and testing costs associated with preparing the delivery system for the transmission of video content as well as the continued costs of research on potential new methods of delivery and new services to be offered .

     The Company expects that research and development expenses will increase substantially in absolute dollars and may fluctuate as a percentage of revenues in future periods.*

  General and Administrative

     General and administrative expenses consist primarily of personnel and related overhead costs for finance and general management of the Company. General and administrative expenses were $1,054,000, $1,380,000 and $1,677,000 in 1994, 1995 and 1996, respectively. These increases were primarily due to the addition of staff to support the growth of the Company's business. Although general and administrative expenses have increased in absolute dollars, these expenses as a percentage of revenues have decreased from 43% to 27% to 16% in 1994, 1995 and 1996, respectively. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.*

  Depreciation and Amortization

     Depreciation and amortization expenses are attributable primarily to the Company's distribution network, including RPTs, RSTs, DVPSs , VTSs, video dubbing and editing equipment and the network operating center. This equipment is expensed over the estimated useful life, generally three years. Depreciation and amortization expense was $913,000, $2,345,000 and $4,331,000 in 1994, 1995 and 1996, respectively. These increases were due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased from $3.6 million to $7.9 million to $18.0 million at the end of 1994, 1995 and 1996, respectively. In particular the number in units located at broadcast stations has significantly increased in both 1995 and 1996, and over $1.3 million of equipment additions were made to the network operating center in 1996. In total, the Company made capital additions of approximately $6.0 million in 1996 in support of its video delivery service plan.

     The Company expects to continue to invest in the expansion of its network.* In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional VSTs and DVPSs to be built and installed in production studios and television stations.* The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth.* However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Certain Business Considerations -- Future Capital Need; Uncertainty of Additional Funding." In 1995, the Company adopted the provision of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-lived Assets to be Disposed of." Such adoption did not have a significant effect on the Company's financial position or results of operations.

  Interest Income and Interest Expense

     The Company has derived interest income from the short term investment of the proceeds received in various convertible preferred stock offerings made in 1992 through 1995 and from the investment of the $29.5 million of net proceeds from its initial public offering which was completed in February 1996. Interest income was $129,000, $417,000, and $1,422,000 in 1994, 1995, and 1996,
respectively. The increases in interest income were due to differences in the amounts raised and the timing of each offering as well as the differences in the levels of cash used in Company operations. The Company expects that interest income will decrease in the future in proportion to the levels of cash used in the Company's operations.* See "Liquidity and Capital Resources".

     Interest expense incurred by the Company of $71,000, $836,000 and $1,726,000 in 1994, 1995 and 1996, respectively, has been due primarily to lease agreements used to fund the acquisition of components and equipment needed to develop the network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased from $2.3 million to $6.3 million to $12.2 million at the end of 1994, 1995 and 1996, respectively. The increased interest expense in 1995 versus 1994 was due to leasing activity under an agreement made in the fourth quarter of 1995, which was used to refinance much of the capital additions made in 1994 and to fund substantially all capital equipment additions made in 1995. The increased expense in 1996 versus 1995 is due to the continued increase in lease liability resulting from the Company's financing of capital additions made throughout 1995 and 1996. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.* See "Liquidity and Capital Resources."

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited quarterly statements of operations for the Company. The information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of only normal recurring adjustments that management considers necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the November television sweeps rating period and Christmas selling season. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                          THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                         1995        1995       1995        1995       1996        1996       1996        1996
                                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                       (IN THOUSANDS, EXCEPT OPERATING DATA)
STATEMENTS OF OPERATIONS:

  Revenues...........................   $   983    $ 1,289     $ 1,146    $ 1,726     $ 1,894    $ 2,359     $ 2,265    $  4,005
                                       --------    --------   --------    --------   --------    --------   --------    --------
  Costs and expenses:
    Delivery and material costs......       330        446         466        568         595        732         694       1,063
    Customer operations..............       689        712         731        842         920        948         904       1,392
    Sales and marketing..............       789        797         880        940         983        970         905       1,140
    Research and development.........       413        362         407        408         498        510         519         565
    General and administrative.......       356        329         322        373         384        396         407         490
    Depreciation and amortization....       443        530         637        735         838        936       1,181       1,376
                                       --------    --------   --------    --------   --------    --------   --------    --------
        Total expenses...............     3,020      3,176       3,443      3,866       4,218      4,492       4,610       6,026
                                       --------    --------   --------    --------   --------    --------   --------    --------
  Loss from operations...............    (2,037)    (1,887)     (2,297)    (2,140)     (2,324)    (2,133)     (2,345)     (2,021)
  Other income (expense):
    Interest income..................        97         84         132        104         263        434         399         326
    Interest expense.................      (173)      (200)       (221)      (242)       (327)      (388)       (451)       (560)
                                       --------    --------   --------    --------   --------    --------   --------    --------
  Net loss...........................   $(2,113)   $(2,003)    ($2,386)   $(2,278)    $(2,388)   $(2,087)    $(2,397)   $ (2,255)
                                       ========    ========   ========    ========   ========    ========   ========    ========
  Net loss per share.................   $ (0.23)   $ (0.22)    $ (0.25)   $ (0.23)    $ (0.20)   $ (0.18)    $ (0.21)   $  (0.19)
                                       ========    ========   ========    ========   ========    ========   ========    ========
  Weighted average common and common
    equivalent shares................     9,125      9,133       9,550      9,731      11,675     11,482      11,575      11,642
                                       ========    ========   ========    ========   ========    ========   ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31,1995, the Company had financed its operations and met its capital expenditure requirements primarily from the proceeds of private sales of convertible preferred and common stock and through capital lease agreements. Through December 31, 1995, the Company had raised $25.5 million from the sale of preferred and common stock and had funded $7.6 million of capital expenditures with long term lease agreements. In 1996, the Company raised net proceeds of $29.6 million from the sale of common stock, primarily through it's initial public offering, and an additional $8.0 million of capital equipment additions were funded through capital lease agreements. At December 31, 1996, the Company's current sources of liquidity included cash and cash equivalents of $9.7 million, short-term investments of $10.9 million and $0.4 million available for capital expenditures remaining under a lease agreement expiring in March 1997. The Company expects to fully utilize the funding available under the existing lease agreement. In January 1997, the Company negotiated an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. See the Notes to Consolidated Financial Statements.

     The Company's operating activities have used cash of $5.3 million in 1994, $6.6 million in 1995 and $4.3 million in 1996. The increased use of cash in 1995 versus 1994 is primarily due to the increased operating expenses and increased operating losses incurred by the Company in 1995. Net cash used in operating activities decreased in 1996 versus 1995, primarily as a result of a reduced net loss, exclusive of depreciation and amortization.

     The Company used $2.2 million and $2.4 million of cash in 1994 and 1996, respectively to purchase property and equipment. In 1995, substantially all of the Company's equipment additions were financed through capital lease agreements. In addition, $.5 million, $5.0 million, and $8.0 million of property and equipment has been acquired through term lease agreements in 1994, 1995 and 1996, respectively. Also, an additional $1.6 million of equipment originally purchased by the Company in 1994 was later financed through a term note agreement in that year. The increasing levels of investment in property and equipment are primarily due to the Companies continued expansion of its network. In particular, the Company either leased or purchased capital equipment of approximately $6.0 million in 1996 to support its video delivery service plan.

     The Company completed its initial public offering in February 1996. The net proceeds to the Company, after underwriting discounts and offering expenses, were $29,490,000. As of December 31, 1996, $10.9 million of the proceeds were invested in short-term investments, $6.5 million had been invested in the purchase of PDR, cash held in cash and cash equivalents had increased $3.5 million from the prior year end, and the remainder had been used to fund the acquisition of property and equipment, the payment of lease obligations and the continuing operations of the Company. In November 1996 the Company acquired 100% of the stock of PDR. The purchase price consisted of the $6.5 million of cash mentioned above and a $2.5 million promissory note due one year from the closing of the transaction. See the Notes to the Consolidated Financial Statements.

     Principal payments on long-term debt were $.2 million, $1.0 million and $2.1 million in 1994, 1995, and 1996, respectively, reflecting the increases in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions.

     The Company currently has no significant capital commitments other than the commitments under capital leases and the note payable issued in conjunction with the purchase of PDR. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements at least through 1997.* See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

CERTAIN BUSINESS CONSIDERATIONS

     The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere in this report.

     History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of December 31, 1996, the Company's accumulated deficit was $28.1 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the Christmas selling season. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In any period, the Company's revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during the period. In particular, the Company's operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and the Company's pricing for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery of the Company and tended to reduce delivery costs as a percentage of revenues. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as the growth rate of the Company's sales slows. Due to the unique nature of the Company's products and services, the Company believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.*

     Dependence on Radio Advertising. The Company's revenues to date have been derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a substantial majority of the Company's revenues for some time.* A decline in demand for, or average selling prices of, the Company's radio advertising delivery services, whether as a result of competition from new advertising media, new product introductions or price competition from competitors, a shift in purchases by customers away from the Company's premium services such as DG Express, technological change or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company is dependent upon its relationship with and continued support of the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business or experience a change in ownership, it could materially adversely affect the Company's business, operating results and financial condition

     Dependence on Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its network operating center and populating television stations with the units necessary for the delivery of video advertising content. However there can be no assurance that this service offering will achieve market acceptance. The inability to place units in an adequate number of stations or the inability to capture market share as a result of price competition or new product introductions from competitors would have a material adverse effect on the Company's business, operating results and financial position. In addition, the Company believes that in order to more fully address the needs of potential customers it will need to develop a set of ancillary services which are typically provided today by dub and ship houses. These ancillary services, which include physical archiving, closed captioning, modification of slates and format conversions, will need to be provided on a localized basis in each of the major cities in which the Company provides services directly to agencies and advertisers. The Company currently has the capability to provide such services to the New York City market through PDR. However, there can be no assurance that the Company will successfully contract for and provide these services in each major metropolitan area or be able to provide competitive video distribution services throughout the major U.S. markets. Unless the Company can successfully continue to develop and provide video transmission services, it may be unable to retain current or attract future audio delivery customers who may ultimately demand delivery of both media content.

     Uncertainties Relating to Integration of Operations. DG Systems acquired PDR with the expectation that this would result in synergies for the combined company. Achieving the anticipated benefits of the PDR acquisition will depend in part upon whether the integration of the two companies' organizations and businesses is achieved in an efficient, effective and timely manner; however, there can be no assurance that this will occur. The successful integration and expansion of the Company's business following its acquisition of PDR requires communication and cooperation among the senior executives and key technical personnel of DG Systems and PDR. Given the inherent difficulties involved in completing a business combination, there can be no assurance that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of the Company's business. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on DG Systems' results of operations and financial condition. In addition, there can be no assurance that the market will favorably view DG Systems' offering of duplication, distribution and editing services through PDR or that DG Systems will realize any of the other anticipated benefits of the PDR acquisition. As a result of the acquisition, certain DG Systems customers may perceive PDR to be a competitor, and this could affect such customers' willingness to do business with DG Systems in the future. The loss of significant customers could have a material adverse effect on DG Systems' results of operations and financial condition.

     Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as media archiving and the ability to quickly and reliably give an agency the ability to preview and authorize delivery of video advertising spots. The Company is also designing, developing and field testing, together with ABC Radio Networks, an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising and programming to ABC's affiliate radio stations. The Company, however, has not yet completed the field trials of these products or services, and there can be no assurance that the Company will successfully complete any such field trials or development, or that if such development or field trials are completed, the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers.

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

     Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology and reliability and throughput enhancement of the network. The Company's ability to successfully roll out and expand its electronic video delivery services depends on its ability to maintain reliable satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while increasing the compression ratio, with the Company's existing network. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements.

     In addition, the Company has entered into an agreement with ABC Radio Networks ("ABC") to jointly develop an extension to the Company's existing network, including satellite transmission capabilities, through which ABC could electronically distribute advertising, news, and programming to ABC's affiliate radio stations. There can be no assurance that the Company will successfully complete the testing or deployment of the audio server network for ABC. In addition, there can be no assurance that ABC will successfully develop and deploy an enhanced satellite network with the capacity to meet the delivery and audio quality requirements of the audio server network.

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

     Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, Digital Courier International Corporation has begun deployment of a system to electronically deliver audio content in Canada and the United States and several other companies have announced such systems. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

     In the market for the electronic distribution of digital video transmissions to television stations, the Company encounters competition from VADS, Indenet and VDI Media, in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming. In addition, Applied Graphics Technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house, in December 1996. Although Spotlink revenues were less than 5% of the Company's revenues in 1996, the Company considers Spotlink to be a significant customer for the Company's audio delivery service. There can be no assurance that Spotlink will continue to be a customer of the Company, and the loss of Spotlink as a customer could have a material adverse effect on the Company's operating results.

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

     Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of RSTs, RPTs and video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, and video units and to introduce additional services.* Based on current plans and assumptions relating to the timing of its operations, the Company anticipates that the net proceeds of its initial public offering, completed in February 1996, together with its existing capital and cash from operations, will be adequate to satisfy its capital requirements through at least December 1997.* There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements. Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. In addition, the Company is unable to predict the precise amount of future capital that it will require and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

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

     Pursuant to its development efforts in the area of satellite transmission technology, the Company has successfully completed live field trials of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Hughes were unable for any reason to continue meeting the Company's delivery commitments or if any transmissions failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to use Hughes' satellite capacity, the Company would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take nine months or longer, and no assurance can be given that an alternative satellite transmission vendor would be available to the Company or be in a position to satisfy the Company's delivery requirements on a timely and cost-effective basis.

     The Company obtains its local access telephone transmission services through Teleport Communications Group. The Company obtains its long distance telephone access through an exclusive contract with MCI which expires in 1997. The Company is currently negotiating with MCI and other long distance carriers to reach agreement on terms for providing this service in the future. Any material interruption in the supply or a material adverse change in the price of either local access or long distance carrier service could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Concentration of Stock Ownership; Potential Issuance of Preferred Stock; Anti-Takeover Provisions. The present executive officers and directors of the Company and their affiliates own approximately 36% of the Company's Common Stock. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. In addition, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions thereof, including voting rights, without any further vote or action by the Company's shareholders. Although the Company has no current plans to issue any shares of Preferred Stock, the rights of the holders of Common Stock would be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Articles of Incorporation and Bylaws and of California law could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in the Company's Consolidated Financial Statements and the Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One -- Election of Directors" in the definitive proxy statement filed with the Securities and Exchange Commission by the Company for its 1997 annual meeting of shareholders (the "Proxy Statement"). For information with respect to executive officers of the Company, see Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions with Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                                                PAGE
                                                                                ----
          Report of Arthur Andersen LLP, Independent Public Accountants.......  F-2
          Consolidated Balance Sheets.........................................  F-3
          Consolidated Statements of Operations...............................  F-4
          Consolidated Statements of Shareholders' Equity.....................  F-5
          Consolidated Statements of Cash Flows...............................  F-6
          Notes to Consolidated Financial Statements..........................  F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

          II -- Valuation and Qualifying Accounts.............................  S-1

(a) 3. EXHIBITS

    EXHIBIT
    NUMBER                                      EXHIBIT TITLE
    ------       ----------------------------------------------------------------------------
      3.1 (d)    Restated Articles of Incorporation of registrant.
      3.2 (b)    Bylaws of registrant, as amended to date.
      4.1 (b)    Form of Lock-Up Agreement.
      4.2 (b)    Form of Common Stock Certificate.
     10.1 (b)+   1992 Stock Option Plan (as amended) and forms of Incentive Stock Option
                 Agreement and Nonstatutory Stock Option Agreement.
     10.2 (b)    Form of Directors' and Officers' Indemnification Agreement.
     10.3 (b)+   1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
     10.4 (b)    Form of Restricted Stock Agreement.
    10.5.1(c)    Content Delivery Agreement between the Company and Hughes Network Systems,
                 Inc., dated November 28, 1995.
    10.5.2(c)    Equipment Reseller Agreement between the Company and Hughes Network Systems,
                 Inc., dated November 28, 1995.

    EXHIBIT
    NUMBER                                      EXHIBIT TITLE
    ------       ----------------------------------------------------------------------------
     10.6 (b)    Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated
                 January 31, 1996.
    10.7.1(c)    Corporate Service Plan Agreement between the Company and MCI
                 Telecommunications dated March 23, 1994.
    10.7.2(c)    First Amendment to Corporate Service Plan Agreement between the Company and
                 MCI Corporation, Telecommunications Corporation, dated November 2, 1995.
     10.8 (b)    Master Lease Agreement between the Company and Comdisco, Inc., dated October
                 20, 1994, and Exhibits thereto.
     10.9 (b)    Loan and Security Agreement between the Company and Comdisco, Inc., dated
                 October 20, 1994, and Exhibits thereto.
    10.10 (b)    Master Equipment Lease between the Company and Phoenix Leasing, Inc., dated
                 January 7, 1993.
    10.15 (c)    Audio Server Network Prototype Vendor Agreement and Satellite Vendor
                 Agreement between the Company and ABC Radio Networks, dated December 15,
                 1995.
    10.17 (b)    Promissory Note between the Company and Henry W. Donaldson, dated March 18,
                 1994, December 5, 1994, December 5, 1994, and March 14, 1995.
    10.18 (b)    Warrant Agreement to purchase Series B Preferred Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.
    10.19 (b)    Warrant Agreement to purchase Series C Preferred Stock between the Company and Comdisco, Inc., dated as of September 13, 1995.
    10.20 (b)    Warrant Agreement to purchase Series D Preferred Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.
    10.22 (d)    Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street,
                 San Francisco, California between the Company and T.Y. Lin International dated September 8, 1995 and exhibits thereto.
    10.23 (d)    Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street,
                 San Francisco, California between the Company and Law/Crandall, Inc. dated
                 September 29, 1995 and exhibits thereto.
    10.24 (e)    Digital Generation Systems, Inc. Supplemental Stock Option Plan.
    10.25 (e)    Stock Purchase Agreement by and among Digital Generation Systems, Inc. and
                 PDR Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
    10.26 (f)    Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital
                 Generation Systems, Inc., and Pat DeRosa.
     11.1 (a)    Statements of computation of weighted average and pro forma common shares and equivalents.
     21.1 (a)    Subsidiaries of the Registrant.
     23.1 (a)    Consent of Independent Public Accountants.
       27 (a)    Financial Data Schedule.

---------------

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit in this form pursuant to Item 14(c) of this report.

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

(e) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly Report on Form 10-Q filed November 13, 1996.

(f) Incorporated by reference to the exhibit bearing the same number filed with registrant's Current Report on Form 8-K/A filed January 21, 1997.

(b) REPORTS ON FORM 8-K

     Current Report on Form 8-K filed November 22, 1996, reporting that registrant had acquired all of the outstanding stock of PDR Productions, Inc., on November 8, 1996.

     Current Report on Form 8-K filed October 31, 1996, reporting that registrant had entered into a definitive agreement to acquire 100% of the stock of PDR Productions, Inc.

(c) EXHIBITS

     See items 14 (a)(3) above

(d) FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules. See Item 14(a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAL GENERATION SYSTEMS, INC.

Dated: March 17, 1997                     By:     /s/ HENRY W. DONALDSON
                                            ------------------------------------
                                                     Henry W. Donaldson
                                               President and Chief Financial
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Henry W. Donaldson as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                    DATE
---------------------------------------------   ---------------------------  -------------------

           /s/ HENRY W. DONALDSON               President, Chief Executive        March 17, 1997
---------------------------------------------      Officer and Director
             Henry W. Donaldson                    (Principal Executive
                                                         Officer)

           /s/ THOMAS P. SHANAHAN                 Chief Financial Officer         March 17, 1997
---------------------------------------------    (Principal Financial and
             Thomas P. Shanahan                     Accounting Officer)

            /s/ KEVIN R. COMPTON                         Director                 March 17, 1997
---------------------------------------------
              Kevin R. Compton

            /s/ JEFFREY M. DRAZAN                        Director                 March 17, 1997
---------------------------------------------
              Jeffrey M. Drazan

            /s/ RICHARD H. HARRIS                        Director                 March 17, 1997
---------------------------------------------
              Richard H. Harris

           /s/ LEONARD S. MATTHEWS                       Director                 March 17, 1997
---------------------------------------------
             Leonard S. Matthews

                        DIGITAL GENERATION SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................................  F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996..........................  F-3
Consolidated Statement of Operations for the three years ended December 31, 1996......  F-4
Consolidated Statement of Shareholders' Equity for the three years ended December 31,
  1996................................................................................  F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1996.....  F-6
Notes to Consolidated Financial Statements............................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Generation Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. (a California Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 28, 1997

                        DIGITAL GENERATION SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31,     DECEMBER 31,
                              ASSETS                                     1996             1995
                                                                     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents........................................    $  9,682         $  6,205
  Short-term investments...........................................      10,915               --
  Accounts receivable, less allowance for doubtful accounts of $257
     in 1996 and $135 in 1995......................................       3,349            1,368
  Prepaid expenses and other.......................................         168              624
                                                                       --------         --------
          Total current assets.....................................      24,114            8,197
                                                                       --------         --------
PROPERTY AND EQUIPMENT, at cost:
  Network equipment................................................      17,974            7,931
  Office furniture and equipment...................................       2,093            1,373
  Leasehold improvements...........................................         353               83
                                                                       --------         --------
                                                                         20,420            9,387
  Less -- Accumulated depreciation and amortization................      (7,790)          (3,615)
                                                                       --------         --------
     Property and equipment, net...................................      12,630            5,772
                                                                       --------         --------
GOODWILL AND OTHER ASSETS, net.....................................       8,504              490
                                                                       --------         --------
                                                                       $ 45,248         $ 14,459
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................    $  1,546         $    596
  Accrued liabilities..............................................       2,174            1,203
  Note payable from acquisition of PDR.............................       2,500               --
  Current portion of long-term debt................................       3,694            1,747
                                                                       --------         --------
          Total current liabilities................................       9,914            3,546
                                                                       --------         --------
LONG-TERM DEBT, net of current portion.............................       8,495            4,540
                                                                       --------         --------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value --
     Authorized -- 5,000,000 shares at December 31, 1996 and
      7,873,322 shares at December 31, 1995
     Outstanding -- none outstanding at December 31, 1996 and
      7,273,759 shares at December 31, 1995; aggregate liquidation
      preference of $25,433 at December 31, 1995...................          --           25,321
  Common stock, no par value --
     Authorized -- 30,000,000 shares
     Outstanding -- 11,653,625 shares at December 31, 1996 and
      1,112,204 shares at December 31, 1995........................      55,138              224
  Receivable from issuance of common stock.........................        (175)            (175)
  Accumulated deficit..............................................     (28,124)         (18,997)
                                                                       --------         --------
          Total shareholders' equity...............................      26,839            6,373
                                                                       --------         --------
                                                                       $ 45,248         $ 14,459
                                                                       ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
REVENUES......................................................  $10,523     $ 5,144     $ 2,432
                                                                -------     -------     -------
COSTS AND EXPENSES:
  Delivery and material costs.................................    3,084       1,810         953
  Customer operations.........................................    4,164       2,974       1,886
  Sales and marketing.........................................    3,998       3,406       2,248
  Research and development....................................    2,092       1,590       1,048
  General and administrative..................................    1,677       1,380       1,054
  Depreciation and amortization...............................    4,331       2,345         913
                                                                -------     -------     -------
          Total expenses......................................   19,346      13,505       8,102
                                                                -------     -------     -------
LOSS FROM OPERATIONS..........................................   (8,823)     (8,361)     (5,670)
OTHER INCOME (EXPENSE):
  Interest income.............................................    1,422         417         129
  Interest expense............................................   (1,726)       (836)        (71)
                                                                -------     -------     -------
NET LOSS......................................................  $(9,127)    $(8,780)    $(5,612)
                                                                =======     =======     =======
PRO FORMA NET LOSS PER SHARE..................................  $ (0.79)    $ (0.94)
                                                                =======     =======
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES......................................................   11,594       9,360
                                                                =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             CONVERTIBLE                                RECEIVABLE
                                           PREFERRED STOCK          COMMON STOCK           FROM                         TOTAL
                                        ---------------------   --------------------   ISSUANCE OF    ACCUMULATED   SHAREHOLDERS'
                                          SHARES      AMOUNT      SHARES     AMOUNT    COMMON STOCK     DEFICIT        EQUITY
                                        ----------   --------   ----------   -------   ------------   -----------   -------------
BALANCE AT DECEMBER 31, 1993..........   3,009,799   $  5,955      478,084   $     8      $   --       ($  4,605)      $ 1,358
  Issuance of common stock at $.20 to
    $.30 per share for services
    rendered..........................          --         --       66,925        18          --              --            18
  Exercise of stock options at $.20
    per share.........................          --         --       15,824         3          --              --             3
  Sale of common stock at $.20 to $.30
    per share to a related party......          --         --      325,000        77         (77)             --            --
  Sale of Series B preferred stock at
    $2.70 per share, net of issuance
    costs of $18......................   2,222,217      5,982           --        --          --              --         5,982
  Sale of Series C preferred stock at
    $6.00 per share, net of issuance
    costs of $10......................   1,460,494      8,753           --        --          --              --         8,753
  Net loss............................          --         --           --        --          --          (5,612)       (5,612)
                                        ----------   --------   ----------   --------      -----        --------       -------
BALANCE AT DECEMBER 31, 1994..........   6,692,510     20,690      885,833       106         (77)        (10,217)       10,502
  Issuance of common stock at $.30 to
    $.60 per share for services
    rendered..........................          --         --       32,686        13          --              --            13
  Exercise of stock options at $.20 to
    $.30 per share....................          --         --       31,185         7          --              --             7
  Sale of common stock at $.60 per
    share to a related party..........          --         --      162,500        98         (98)             --            --
  Sale of Series D preferred stock at
    $8.00 per share, net of issuance
    costs of $19......................     581,249      4,631           --        --          --              --         4,631
  Net loss............................          --         --           --        --          --          (8,780)       (8,780)
                                        ----------   --------   ----------   --------      -----        --------       -------
BALANCE AT DECEMBER 31, 1995..........   7,273,759     25,321    1,112,204       224        (175)        (18,997)        6,373
  Conversion of preferred stock to
    common stock......................  (7,273,759)   (25,321)   7,273,759    25,321                                        --
  Issuance of common stock in
    connection with initial public
    offering, less $1,200 in issuance
    costs.............................          --         --    3,000,000    29,490          --              --        29,490
  Warrants exercised for common
    stock.............................          --         --       29,161        --          --              --            --
  Exercise of stock options at $.20 to
    $7.00 per share...................          --         --      238,501       103          --              --           103
  Net loss............................          --         --           --        --          --          (9,127)       (9,127)
                                        ----------   --------   ----------   --------      -----        --------       -------
BALANCE AT DECEMBER 31, 1996..........          --   $     --   11,653,625   $55,138      ($ 175)      ($ 28,124)      $26,839
                                        ==========   ========   ==========   ========      =====        ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................  $ (9,127)    $(8,780)    $(5,612)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization...........................     4,260       2,345         913
     Amortization of goodwill and intangibles................        71          --          --
     Stock issued for services rendered......................        --          13          18
     Provision for doubtful accounts.........................        97         137         129
     Changes in operating assets and liabilities --
       Accounts receivable...................................      (779)       (604)       (882)
       Prepaid expenses and other assets.....................       (27)       (841)       (153)
       Accounts payable and accrued liabilities..............     1,241       1,128         323
                                                               --------     -------     -------
          Net cash used in operating activities..............    (4,264)     (6,602)     (5,264)
                                                               --------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments.........................   (33,138)         --          --
  Maturities of short-term investments.......................    22,223          --          --
  Acquisition of PDR, net of cash acquired...................    (6,394)
  Acquisition of property and equipment......................    (2,417)        (13)     (2,164)
                                                               --------     -------     -------
          Net cash used in investing activities..............   (19,726)        (13)     (2,164)
                                                               --------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................    29,593           7           3
  Proceeds from issuance of convertible preferred stock......        --       4,631      11,787
  Proceeds from bridge financing and other notes payable.....        --          --       4,582
  Payments on long-term debt.................................    (2,126)     (1,039)       (218)
                                                               --------     -------     -------
          Net cash provided by financing activities..........    27,467       3,599      16,154
                                                               --------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     3,477      (3,016)      8,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............     6,205       9,221         495
                                                               --------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................  $  9,682     $ 6,205     $ 9,221
                                                               ========     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

     Digital Generation Systems, Inc. (the "Company") was incorporated in 1991. The Company operates a nationwide multimedia network designed to provide electronic delivery and related services to the broadcast industry by linking content providers to radio and television stations. The Company is a provider of electronic distribution of audio spot advertising to radio stations. The Company derives its revenues from advertising agencies, production studios and other service providers that have traditionally relied upon physical delivery methods.

     The Company is subject to certain risks that include, but are not limited to: the continued development of technology to enhance the delivery and variety of the Company's services in the most cost-effective manner; the ability to compete successfully against current and future competitors; and dependence on key personnel and the need for additional financing to fund operations and its capital expenditure retirements. The Company obtains certain components used in the assembly of the units which are placed at radio and television stations and production studios from a few single or limited source suppliers and obtains its long distance telephone access through an exclusive contract with a telephone service provider which expires in 1997. Any material interruption in these services could have a material adverse effect on the Company's business. Although the Company believes that alternate vendors can be obtained, the transition to alternative vendors could have a material adverse impact on the Company's costs and shipping schedules. In addition, as required by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company regularly evaluates the remaining life and recoverability of its network equipment. The Company adopted the provisions of this statement in 1995. The adoption did not have a significant effect on the Company's financial position and results of operations. Given the emerging nature of its markets, it is possible that the Company's estimate that it will recover the net carrying value of the equipment from future operations could change in the future.

2. ACQUISITION:

     On November 8, 1996 the Company completed the acquisition of 100% of the stock of PDR Productions, Inc., ("PDR"), a media duplication and distribution company located in New York City, for consideration totaling $9.0 million. The consideration was $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest are due in November 1997. The acquisition was accounted for as a purchase. The net book value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the net book value of assets acquired (including customer list, covenant not to compete and goodwill) of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization expense of approximately $71,000 is included in the consolidated statement of operations for the year ended December 31, 1996. The operating results of PDR are included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

     The following table reflects unaudited pro forma combined results of operations of the Company and PDR on the basis that the acquisition had taken place at the beginning of the first fiscal year presented:

                                                                  TWELVE MONTHS ENDED
                                                             -----------------------------
                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     ------------
                                                               (IN THOUSANDS EXCEPT PER
                                                                      SHARE DATA)
        Revenues...........................................    $ 16,932         $ 13,008
        Net Loss...........................................    $ (9,794)        $ (9,713)
        Net Loss per Share.................................    $   (.84)        $  (1.04)
        Number of Shares used in Computation...............      11,594            9,360

                        DIGITAL GENERATION SYSTEMS, INC.

     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1995 or of future operations of the combined companies under the ownership and management of the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary, PDR, after elimination of intercompany accounts and transactions.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and have valued these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of December 31, 1996 and 1995, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of December 31, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper and amortized cost approximates the fair market value of these instruments at the balance sheet date.

PROPERTY AND EQUIPMENT

     Network equipment includes the network operating center, Record Send Terminals, Receive Playback Terminals, Video Transmission Systems, Digital Video Playback Systems and the related terminal and system components as well as audio and video taping and dubbing equipment. The Company depreciates its property and equipment on a straight-line basis over their estimated useful lives, generally three years.

PRO FORMA NET LOSS PER SHARE

     Net loss per share for the twelve months ended December 31, 1996 and December 31, 1995 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the February 1996 Form S-1 filing date as if they were outstanding

                        DIGITAL GENERATION SYSTEMS, INC.

through the end of the quarter in which the offering was completed, using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive. Historical earnings per share prior to 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

SOFTWARE DEVELOPMENT COSTS

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, changes in software and hardware technology and the losses that the Company has incurred to date. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

REVENUE RECOGNITION

     Revenues are recognized for each transaction on the date the audio, video or related information is successfully transmitted from the network operating center to the destination ordered. For the year ended December 31, 1994, one customer accounted for 10% of revenues.

DELIVERY AND MATERIAL COSTS

     Delivery costs consist of fees paid to other service providers for charges incurred by the Company in the receipt, transmission and delivery of information via the Company's distribution network. Material costs consist primarily of audio and video tape and the related packaging used in delivery.

CUSTOMER OPERATIONS

     Customer operations expenses consist primarily of salaries and the related overhead costs incurred in performing deliveries and providing services, including order entry, customer service and assembly and maintenance of the Company's network equipment.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company has an investment policy that limits the amount of credit exposure to any one issuer and restricts these investments to issuers evaluated as credit worthy.

     The Company believes that a concentration of credit risk with respect to accounts receivable is limited because its customers are geographically disbursed and the end-users (the customer's clients) are diversified across industries.

     The Company's receivables are principally from advertising agencies and dub and ship houses. The timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customer's clients). The Company provides reserves for credit losses and such losses have been insignificant.

                        DIGITAL GENERATION SYSTEMS, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

     Noncash investing and financing activities consisted of the following (in thousands):

                                                                      FOR THE YEAR
                                                                   ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Property and equipment financed with capitalized lease
      obligations...........................................  $ 8,028     $5,019     $  467
    Conversion of preferred stock to common stock...........   25,321         --         --
    Acquisition of PDR financed with note payable...........    2,500         --         --
    Conversion of convertible promissory notes, notes
      payable and accrued interest to convertible preferred
      stock.................................................       --         --      2,948
    Common stock issued for notes receivable................       --         98         77
    Common stock issued for services rendered...............       --         13         18

RECLASSIFICATIONS

     Certain amounts in the prior years have been reclassified to conform with the current year presentation.

 4. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
        Telecommunications costs...................................  $  621     $   77
        Employee compensation......................................     334        287
        Legal and consulting fees..................................     321        329
        Other......................................................     898        510
                                                                     ------     ------
                                                                     $2,174     $1,203
                                                                     ======     ======

5. COMMITMENTS:

     The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 1996, future minimum annual rental payments under these leases are as follows (in thousands):

                              YEAR ENDING DECEMBER 31,
        --------------------------------------------------------------------
        1997................................................................  $  742
        1998................................................................     739
        1999................................................................     788
        2000................................................................     781
        2001................................................................     587
                                                                              ------
                                                                              $3,637
                                                                              ======

     Rent expense totaled approximately $477,000, $361,000 and $288,000 in 1996, 1995 and 1994 respectively.

     In addition, as of December 31, 1996 the Company has noncancelable future minimum purchase commitments with its primary telephone service provider. These commitments total approximately $1.3 million and extend through June 1997.

                        DIGITAL GENERATION SYSTEMS, INC.

AUDIO SERVER NETWORK DEVELOPMENT AGREEMENT

     In December 1995, the Company entered into an agreement with a major radio network (the "Partner") to develop and deploy an Audio Server Network ("ASN") prototype. The Company and the Partner continue to jointly develop and deploy prototypes and several network products have been delivered to the affiliate stations with prototype units. Negotiations to reach a long term deployment agreement, whereby the Partner would potentially be granted warrants to purchase common stock of the Company, are dependent upon further evaluation by both parties of the results of field trials of the prototypes. The development costs, which will be shared equally between the Company and its Partner, are limited to $400,000 each. Through December 31, 1996, the related development costs were approximately $400,000 in total, or $200,000 each for the Company and the Partner.

6. LONG-TERM DEBT:

     The Company has several lease lines to finance the purchase of certain property and equipment. Borrowings are secured by the leased equipment. The cost of equipment under lease and term loan obligations at December 31, 1996 and 1995 was $15,648,000 and $7,620,000, respectively. Related accumulated depreciation at December 31, 1996 and 1995 was $5,791,000 and $1,979,000, respectively. The term on the lease lines is generally 42 months for each drawdown and the Company has the option at the end of the lease term to purchase the leased equipment at a mutually agreed price not to exceed 20% of the equipment's original cost. As of December 31, 1996, approximately $397,000 of the lease lines remained available to fund future capital requirements. These lease lines expire in March 1997.

     In October 1994, the Company signed a $1.6 million secured term note to finance the purchase of certain equipment. The note is due in monthly installments of $46,000 throughout April 1998, with a final payment of the remainder due in May 1998.

     In January 1997, the Company negotiated an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. The agreement includes a commitment to issue warrants to purchase 112,500 shares of the Company's Common Stock at a price of $8.00 per share. The value of the warrants at the date of issuance was nominal; therefore no value was assigned to the warrants for accounting purposes.

     Future minimum lease and term loan payments as of December 31, 1996, are as follows (in thousands):

                             YEAR ENDING DECEMBER 31,
        -------------------------------------------------------------------
        1997...............................................................  $ 5,228
        1998...............................................................    5,191
        1999...............................................................    3,528
        2000...............................................................    1,147
                                                                             -------
        Total minimum lease payments.......................................   15,094
        Less -- Amount representing interest (effective interest rates
          ranging from 13 percent to 18 percent)...........................   (2,905)
                                                                             -------
        Present value of minimum lease payments............................   12,189
        Less -- Current portion............................................    3,694
                                                                             -------
        Long-term portion..................................................  $ 8,495
                                                                             =======

     Interest paid was $1,716,000, $766,000 and $84,000 in 1996, 1995 and 1994,
respectively.

                        DIGITAL GENERATION SYSTEMS, INC.

7. CAPITAL STOCK:

     In January 1996, the shareholders approved a one-for-two reverse split of the Company's preferred and common stock. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

     In February 1996, the Company completed the initial public offering of its common stock. The Company sold 3,000,000 shares for net proceeds of $29,490,000. Concurrent with the closing of the initial public offering all outstanding shares of convertible preferred stock and warrants to purchase 29,161 shares of preferred stock were converted into an equivalent number of shares of common stock.

  Convertible Preferred Stock and Warrants

     In conjunction with the initial public offering of the Company's Common Stock, all outstanding shares of Convertible Preferred Stock were automatically converted into Common Stock upon the closing of the Offering. Additionally, warrants to purchase 29,161 shares of preferred stock were converted into an equivalent number of shares of common stock.

     A summary of outstanding Convertible Preferred Stock, net of issuance costs, as of December 31, 1995 is as follows (in thousands, except share data):

                                                                   DECEMBER 31, 1995
                                                                 ---------------------
                                                                  SHARES       AMOUNT
                                                                 ---------     -------
        Series A...............................................  3,009,799     $ 5,955
        Series B...............................................  2,222,217     $ 5,982
        Series C...............................................  1,460,494     $ 8,753
        Series D...............................................    581,249     $ 4,631
                                                                 ---------     -------
                                                                 7,273,759     $25,321
                                                                 =========     =======

  Warrants

     In connection with certain financing and leasing transactions made in 1993 through 1996, the Company issued warrants to purchase at fair market value an aggregate of 35,000 shares of Series A preferred stock at a range of $2.00 to $3.00 per share in January 1993 and April 1994, 71,174 shares of Series B preferred stock at $2.70 per share in October 1994, 60,000 shares of Series C preferred stock at $6.00 per share in June 1995 and 67,500 shares of Series D preferred stock at $8.00 per share in January 1996. As of December 31, 1995, warrants to purchase 15,000 shares of Series C preferred stock were canceled pursuant to the terms of the warrant agreement. A total of 29,161 of the Series A warrants were exercised in return for surrender of the remaining 5,839 warrants upon the closing of the Company's initial public offering in February 1996. The remaining Series B, C and D warrants, which expire on the earlier of ten years from the date of the related warrant agreement or five years from the effective date of the Company's initial public offering, were converted to warrants for common stock of the Company as per the conversion terms of the agreements. The value of the warrants at the date of issuance was nominal; therefore, no value was assigned to the warrants for accounting purposes.

     In December 1996, the Company issued 9,351 warrants to purchase common stock at $8.02 per share in connection with an increase in an existing lease line. The warrants expire in 2006. The value of the warrants at date of issuance was nominal; therefore no value was assigned to the warrants for accounting purposes.

                        DIGITAL GENERATION SYSTEMS, INC.

COMMON STOCK

     As of December 31, 1996, the Company has reserved the following shares of common stock for future issuance:

                                                                            NUMBER OF
                                                                             SHARES
                                                                            ---------
          1992 Stock option plan..........................................  1,460,156
          1996 Supplemental Stock option plan.............................    750,000
          Stock warrants..................................................    193,025
          1995 Director option plan.......................................     75,000
          Common stock to be issued as incentives to certain dealers and
             distributors.................................................     20,000
                                                                            ---------
                  Total reserved shares...................................  2,498,181
                                                                            =========

     The Company has issued 358,000 shares of common stock at prices ranging from $.20 to $.30 per share to certain key individuals under restricted stock purchase agreements. The agreements provide the Company with an option to repurchase the unvested portion of each individual's shares at cost in the event of his or her termination. These shares vest monthly over a period of four to five years from the date of purchase. As of December 31, 1996, 189,633 shares, ranging from $.20 to $.30, are subject to repurchase.

8. STOCK PLANS:

     The Company has three fixed stock option plans:

1992 STOCK OPTION PLAN

     Under the Company's 1992 Stock Option Plan (the "1992 Plan"), the Company may issue up to 1,750,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted is determined by the Board of Directors, provided that such price cannot be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of nonstatutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four to five years. The term of the options granted is seven years. In January 1996, the Board of Directors amended the 1992 Plan to provide that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares.

1996 SUPPLEMENTAL OPTION PLAN

     In July 1996, the Company's Board of Directors adopted the 1996 Supplemental Option Plan (the "1996 Plan"). Under the 1996 Plan, the Company may issue up to 750,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted is determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.

1995 DIRECTOR OPTION PLAN

     In September 1995, the Company's Board of Directors adopted the 1995 Director Option Plan (the "Director Plan"). A total of 75,000 shares of common stock has been reserved for issuance under the Director Plan. The Director Plan provides that each future nonemployee director of the Company will be automatically granted an option to purchase 10,000 shares of common stock (the "First Option") on the date on which the optionee first becomes a nonemployee director of the Company and an additional option to purchase 2,500 shares of common stock (the "Subsequent Option") on the next anniversary. The exercise price per share of

                        DIGITAL GENERATION SYSTEMS, INC.

all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The term of the options granted is ten years.

ACCOUNTING FOR STOCK OPTION COMPENSATION EXPENSE

     Effective January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for the Company's stock option plans. Accordingly, no compensation cost has been recognized for the activity under the stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the date of grant of the stock options consistent with the method of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                      1996        1995
                                                                    --------     -------
        Net Loss..................................  As reported     $ (9,127)    $(8,780)
                                                    Pro forma       $(10,174)    $(8,831)
        Loss per share............................  As reported     $  (0.79)    $ (0.94)
                                                    Pro forma       $  (0.88)    $ (0.94)

     The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995; risk-free interest rates, based upon the grant dates, ranging from 5.2% to 7.8%; expected dividend yields of zero percent; expected lives of one year from the vesting date; expected volatility of zero percent prior to the filing date of the Company's February 1996 initial public offering and sixty-five percent for grants made subsequent to the filing.

     A summary of the Company's fixed stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                               1996                   1995                  1994
                                       --------------------   --------------------   -------------------
                                                   WEIGHTED               WEIGHTED              WEIGHTED
                                                   AVERAGE                AVERAGE               AVERAGE
                                                   EXERCISE               EXERCISE              EXERCISE
                                        SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                       ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of the
  year...............................  1,456,500    $ 1.73      550,500    $ 0.26     309,750    $ 0.20
Granted..............................    842,500      9.14      965,000      2.48     559,250      0.26
Exercised............................   (238,501)     0.43      (31,185)     0.20     (15,824)     0.20
Canceled.............................   (254,144)     2.20      (27,815)     0.26    (302,676)     0.26
                                       ---------     -----    ---------     -----    --------     -----
Outstanding at end of the year.......  1,806,355    $ 5.29    1,456,500    $ 1.73     550,500    $ 0.26
                                       ---------     -----    ---------     -----    --------     -----
Exercisable at end of the year.......    378,797    $ 2.29      194,112    $ 0.34      58,083    $ 0.20
Weighted average fair value of
  options granted....................               $ 4.41                 $ 0.44

                        DIGITAL GENERATION SYSTEMS, INC.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
----------------------------------------------------------------------------     ---------------------------------
                        NUMBER                                                      NUMBER
                    OUTSTANDING AT     WEIGHTED-AVERAGE                          EXERCISABLE
   RANGE OF          DECEMBER 31,         REMAINING         WEIGHTED-AVERAGE     DECEMBER 31,     WEIGHTED-AVERAGE
EXERCISE PRICES          1996          CONTRACTUAL LIFE      EXERCISE PRICE          1996          EXERCISE PRICE
---------------     --------------     ----------------     ----------------     ------------     ----------------
  $0.20-$2.00            656,189             4.89                $ 0.63             254,838            $ 0.60
 $5.00-$8.875            444,666             6.02                $ 5.94             116,007            $ 5.55
 $9.00-$10.125           705,500             6.58                $ 9.23               7,952            $ 9.00
                       ---------                                                    -------
 $0.20-$10.125         1,806,355                                                    378,797
                       =========                                                    =======

     As of December 31, 1996, there were 478,801 shares available for future grant under the stock option plans.

     Subsequent to December 31, 1996, 8,647 options were canceled and the Board of Directors granted 210,000 options pursuant to the 1992 Stock Option Plan to employees at $4.56 per share.

     Subsequent to December 31, 1996, 3,500 options were canceled and the Board of Directors granted options pursuant to the 1996 Supplemental Option Plan to purchase 10,000 shares at $7.25 per share and 243,000 shares at $4.56 per share.

9. INCOME TAXES:

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides for an asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

     The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Provision at U.S. statutory rate....................   34.0%     34.0%     34.0%
        State income taxes, net of federal benefit..........    6.1       6.1       6.1
        Change in valuation allowance.......................  (40.1)    (40.1)    (40.1)
                                                              -----     -----     -----
                                                                 --%       --%       --%
                                                              -----     -----     -----

     Components of the net deferred income tax asset are as follows:

                                                                    1996        1995
                                                                  --------     -------
        Deferred income tax assets:
          Net operating loss carryforwards......................  $  8,670     $ 5,606
          Cumulative temporary differences......................     1,782       1,403
          Capitalized start-up costs............................        37          81
          Research and development credit.......................       324         140
        Valuation allowance, equity.............................      (292)         --
        Valuation allowance, provision for income taxes.........   (10,521)     (7,230)
                                                                  --------     -------
        Net deferred income tax asset...........................  $     --     $    --
                                                                  ========     =======

                        DIGITAL GENERATION SYSTEMS, INC.

     The net operating loss carryforwards expire on various dates through December 31, 2011. Utilization of these carryforwards may be annually limited if there is a change in the Company's ownership, as defined by the Internal Revenue Code.

     Valuation allowances have been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company, the lack of profitability to date and the variability of operating results. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated in the above table as "Valuation allowance, equity".

10. 401 (K) PLAN:

     Since January 1, 1994, the Company has maintained a 401 (k) retirement plan for full-time employees. The employer contribution will be made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contribution to the plan in 1996, 1995 and 1994.

                        DIGITAL GENERATION SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT        ADDITIONS CHARGED                            BALANCE AT
       CLASSIFICATION          BEGINNING OF PERIOD     TO OPERATIONS     OTHER(A)    WRITEOFFS   END OF PERIOD
-----------------------------  -------------------   -----------------   ---------   ---------   -------------
Allowance for Doubtful
  Accounts
  Year Ended:
     December 31, 1994.......       $  10,000            $ 129,000       $      --   $ (66,000)    $  73,000
     December 31, 1995.......       $  73,000            $ 137,000       $      --   $ (75,000)    $ 135,000
     December 31, 1996.......       $ 135,000            $  97,000       $  25,000   $      --     $ 257,000

---------------

(a) Addition resulting from receivables related to the acquisition of PDR Productions, Inc.