Form 10-Q
period 1997-03-31
DIGITAL GENERATION SYSTEMS INC
filed 1997-05-15
CIK 934448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF APRIL 30, 1997: 11,731,157.


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


                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                           PAGE
                                                                                                               ----
Item 1.        Financial Statements.....................................................................         3
               Condensed Consolidated Balance Sheets at March 31, 1997
                 and December 31, 1996..................................................................         3
               Condensed Consolidated Statements of Operations for the three
                 months ended March 31, 1997 and 1996...................................................         4
               Condensed Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 and 1996...................................................         5
               Notes to Condensed Consolidated Financial Statements.....................................         6
Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................................         8

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings........................................................................         20
Item 2.        Changes in Securities....................................................................         20
Item 3.        Defaults upon Senior Securities..........................................................         20
Item 4.        Submission of Matters to a Vote of Security Holders......................................         20
Item 5.        Other Information........................................................................         20
Item 6.        Exhibits and Reports on Form 8-K.........................................................         20

               SIGNATURES ..............................................................................         22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               MARCH 31,          DECEMBER 31,
                                                                                  1997                1996
                                                                            ----------------    ----------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $         8,550     $         9,682
     Short-term investments                                                           9,029              10,915
     Accounts receivable, net                                                         3,370               3,349
     Prepaid expenses and other                                                         562                 168
                                                                            ----------------    ----------------
       Total current assets                                                          21,511              24,114
                                                                            ----------------    ----------------

PROPERTY AND EQUIPMENT, at cost:
     Network equipment                                                               19,985              17,974
     Office furniture and equipment                                                   2,183               2,093
     Leasehold improvements                                                             353                 353
                                                                            ----------------    ----------------
                                                                                     22,521              20,420
     Less - Accumulated depreciation and amortization                                (9,448)             (7,790)
                                                                            ----------------    ----------------

       Property and equipment, net                                                   13,073              12,630
                                                                            ----------------    ----------------

GOODWILL AND OTHER ASSETS, net                                                        8,526               8,504
                                                                            ----------------    ----------------
                                                                            $        43,110     $        45,248
                                                                            ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       $         1,475     $         1,546
     Accrued liabilities                                                              1,966               2,174
     Note payable from acquisition of PDR                                             2,500               2,500
     Current portion of long-term debt                                                4,663               3,694
                                                                            ----------------    ----------------
       Total current liabilities                                                     10,604               9,914
                                                                            ----------------    ----------------
LONG-TERM DEBT, net of current portion                                                8,919               8,495
                                                                            ----------------    ----------------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, no par value --
       Authorized -- 5,000,000
       Outstanding -- None outstanding                                                   --                  --
     Common stock, no par value --
       Authorized -- 30,000,000 shares
       Outstanding -- 11,723,970 shares at March 31, 1997
         and 11,653,625 shares at December 31, 1996                                  55,182              55,138
     Receivable from issuance of common stock                                          (175)               (175)
     Accumulated deficit                                                            (31,420)            (28,124)
                                                                            ----------------    ----------------
       Total shareholders' equity                                                    23,587              26,839
                                                                            ----------------    ----------------
                                                                            $        43,110     $        45,248
                                                                            ================    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                  1997           1996
                                              -----------     ----------
                                                     (Unaudited)
REVENUES                                      $    4,606      $   1,894
                                              -----------     ----------
COSTS AND EXPENSES:
    Delivery and material costs                    1,475            595
    Customer operations                            2,135            920
    Sales and marketing                            1,015            983
    Research and development                         648            498
    General and administrative                       604            384
    Depreciation and amortization                  1,765            838
                                              -----------     ----------
         Total expenses                            7,642          4,218
                                              -----------     ----------
LOSS FROM OPERATIONS                              (3,036)        (2,324)
                                              -----------     ----------
OTHER INCOME (EXPENSE):
    Interest income                                  251            263
    Interest expense                                (511)          (327)
                                              -----------     ----------
NET LOSS                                      $   (3,296)     $  (2,388)
                                              ===========     ==========

NET LOSS PER SHARE                            $    (0.28)     $   (0.20)
                                              ===========     ==========

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                      11,686         11,675
                                              ===========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                    1997             1996
                                                                ------------     ------------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $    (3,296)     $    (2,388)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization of property and equipment        1,658              838
       Amortization of goodwill and intangibles                         107               --
       Provision for doubtful accounts                                   36               33
       Changes in operating assets and liabilities --
         Accounts receivable                                            (57)            (215)
         Prepaid expenses and other assets                             (523)             255
         Accounts payable and accrued liabilities                      (279)             334
                                                                ------------     ------------

           Net cash used in operating activities                     (2,354)          (1,143)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                 (973)              --
    Maturities of short-term investments                              2,859               --
    Acquisition of property and equipment                            (1,701)            (481)
                                                                ------------     ------------

           Net cash provided by (used in) investing activities          185             (481)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               44           29,502
    Proceeds from issuance of long-term debt                          2,219               --
    Payments on long-term debt                                       (1,226)            (490)
                                                                ------------     ------------

           Net cash provided by financing activities                  1,037           29,012
                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,132)          27,388

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      9,682            6,205
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     8,550      $    33,593
                                                                ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Property and equipment financed with
       capitalized lease obligations                            $       400      $     1,289
    Conversion of preferred stock to common stock               $        --      $    25,321



The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL GENERATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1997. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.  ACQUISITION

On November 8, 1996 the Company completed the acquisition of 100% of the stock of PDR Productions, Inc. ("PDR"), a media duplication and distribution company located in New York City, for consideration totaling $9.0 million. The consideration was $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest are due in November 1997. The acquisition was accounted for as a purchase. The net book value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the net book value of assets acquired (including customer list, covenant not to compete and goodwill) of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $107,000 is included in the consolidated statement of operations for the quarter ended March 31, 1997. The operating results of PDR have been included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

The following table reflects unaudited pro forma combined results of operations of the Company and PDR on the basis that the acquisition had taken place at the beginning of the first fiscal period presented:

                                                             QUARTER ENDED
                                                       -------------------------
                                                         MARCH 31,     MARCH 31,
                                                            1997          1996
                                                       ----------      ---------
                                                   (In thousands except per share data)
Revenues...........................................      $  4,606      $   3,712
Net Loss...........................................      $ (3,296)     $  (2,635)
Net Loss per Share.................................      $   (.28)     $    (.23)
Number of Shares used in Computation...............        11,686         11,675


3.  CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of March 31, 1997 and December 31, 1996, cash and cash equivalents consist principally of U.S.

DIGITAL GENERATION SYSTEMS, INC.

Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of March 31, 1997 and December 31, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper and amortized cost approximates the fair market value of these instruments at these balance sheet dates.

4. NET LOSS PER SHARE

Net loss per share for the three months ended March 31, 1997 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the three months ended March 31, 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the February 1996 For S-1 filing date as if they were outstanding through the end of the quarter in which the offering was completed, using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim period; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share presented. The Company does not anticipate that SFAS No. 128 will have a material impact on its earnings per share calculation.

5.  LONG TERM DEBT

In January 1997, the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility which can be drawn against through December 31, 1997. Warrants to purchase 112,500 shares of the Company's Common Stock at a price of $8.00 per share were issued to the lender per the terms of agreement. The value of the warrants at the date of issuance was nominal; therefore no value was assigned to the warrants for accounting purposes.

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

      The following table presents unaudited financial information expressed as a percentage of total revenues and operating data for the period indicated. The information and operating data has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented. The operating results for any quarter should not be relied on as indicative of results for any future period. See "Certain Business Considerations -- History of Losses; Future Operating Results Uncertain" and "-- Potential Fluctuations in Quarterly Results; Seasonality."

STATEMENTS OF OPERATIONS:                               THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                     1997               1996
                                                  -----------        -----------
Revenues .................................              100.0%             100.0%
Costs and Expenses:
   Delivery and material costs ...........               32.0               31.4
   Customer operations ...................               46.4               48.6
   Sales and marketing ...................               22.0               51.9
   Research and development ..............               14.1               26.3
   General and administrative ............               13.1               20.3
   Depreciation and amortization .........               38.3               44.2
                                                  -----------        -----------
     Total expenses ......................              165.9              222.7
                                                  -----------        -----------
Loss from operations .....................              (65.9)            (122.7)
                                                  -----------        -----------
Other income (expense):
   Interest income .......................                5.4               13.9
   Interest expense ......................              (11.1)             (17.3)
                                                  -----------        -----------
Net loss .................................              (71.6)%           (126.1)%
                                                  ===========        ===========
OPERATING DATA:

Deliveries ...............................            244,000            149,000

Revenues

      Revenues were $4,606,000 for the three months ended March 31, 1997, a 143% increase from $1,894,000 for the three months ended March 31, 1996. The increase is due to a 64% increase in the volume of deliveries, including those made from PDR, and increased average revenue per delivery versus the prior year. The Company made 244,000 and 149,000 deliveries in the three months ended March 31, 1997 and March 31, 1996, respectively. The increase in delivery volume is the result of additional deliveries made through the DG Systems Network Operating Center ("NOC") and due to the addition of deliveries made by PDR, acquired in November 1996, in approximately equal proportions. The Company believes that the increase in the volume of deliveries made through the NOC is due to a number of factors, including increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio and television stations.

      Average revenue per delivery increased to $18.88 for the three months ended March 31, 1997, a 49% increase from $12.71 for the three months ended March 31, 1996. This increase is primarily due to the addition of video deliveries and related services to the delivery mix. All deliveries performed in the first quarter of 1996 were deliveries of audio content. The retail list prices for the delivery of the first video spot are 50% to 100% greater than those for an audio delivery and can be significantly higher, depending upon the level of value added services (editing, close captioning, etc.) that may be included in an order. In the three months ended March 31, 1997, video deliveries and related services accounted for approximately 21% of total deliveries and 43% of total revenue, including approximately 46,000 video deliveries and $1.9 million of revenue recorded by PDR.

      Average revenue per audio delivery was $13.54 for the three months ended March 31, 1997, a 7% increase from $12.71 for the three months ended March 31, 1996. This increase is due primarily to an increased proportion of deliveries made using the Company's Priority and Express services, which provide delivery within one hour and four hours, respectively. Such deliveries accounted for 14% of audio volume in the three months ended March 31, 1997 versus 10% of audio volume in the three months ended March 31, 1996. The Priority service, which accounted for approximately 3% of audio volume, was introduced in the fourth quarter of 1996. The increase in the two premium services more than offset the impact of an increase in the proportion of deliveries made using the Company's lower-priced Economy service, which increased to 21% of audio delivery volume in the quarter ended March 31, 1997 from 19% in the same quarter of the prior year.

Delivery and Material Costs

       Delivery and material costs for the three months ended March 31, 1997 were $1,475,000, a 148% increase from $595,000 for the three months ended March 31, 1996. The increase in costs is primarily due to the increased volume of deliveries, in particular video deliveries dubbed and shipped from PDR. The increased costs include both delivery expenses and the direct materials costs required when physically duplicating an audio or video spot. Such material costs are not required in the case of electronic delivery. Delivery and material costs as a percentage of revenues increased to 32% in the quarter ended March 31, 1997 from 31% in the quarter ended March 31, 1996. This increase is primarily because the proportion of the Company's consolidated deliveries performed electronically decreased to 69% in the three months ended March 31, 1997 from 84% in the three months ended March 31, 1996. This shift to 31% physical delivery in the first quarter of 1997 from 16% physical delivery in the first quarter of 1996 is principally due to the addition of the 46,000 physical deliveries performed by PDR. The addition of these PDR deliveries more than offset cost reductions resulting from improvements in long distance rates and an increase in the proportion of deliveries performed electronically through the NOC, which improved to 85% from 84% in the three months ended March 31, 1997 and 1996, respectively.

       The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations -- Potential Fluctuations In Quarterly Results; Seasonality."

Customer Operations

      Customer operations expenses for the three months ended March 31, 1997 were $2,135,000, a 132% increase from $920,000 for the three months ended March 31, 1996. This increase is primarily the result of the consolidation of the costs of PDR operations. In addition, expenses increased versus the prior year due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries and to establish the operational capacity to support growth in the video delivery business. During the first quarter of 1997, these costs included the costs, primarily labor expenses, of personnel involved in assembly of ADvantage Digital Video Playback Systems ("DVPSs") as well as customer and technical support. Customer operations expenses as a percentage of revenues decreased to 46% from 49% in the three months ended March 31, 1997 and 1996, respectively, as the Company has realized the benefits of economies of scale from the increased volume of deliveries and has also improved the efficiency of its order processing procedures versus the first quarter of the prior year.

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

Sales and Marketing

      Sales and marketing expenses were $1,015,000 for the three months ended March 31, 1997, a 3% increase from $983,000 for the three months ended March 31, 1996. The increase in sales and marketing expenses is due primarily to the consolidation of the costs of the PDR sales group. Increased compensation expense from additional growth of the Company's sales and marketing staff was offset by reduced spending on third party marketing resources and programs.

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

      Research and development expenses were $648,000 for the three months ended March 31, 1997, a 30% increase from $498,000 for the three months ended March 31, 1996. The increase is due primarily to the compensation expense associated with hiring and retaining engineering staff and the testing costs, principally frame relay and satellite transmissions, incurred in preparing the network for the transmission of video content.

      The Company expects that research and development expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

      General and administrative expenses for the three months ended March 31, 1997 were $604,000, a 57% increase from $384,000 for the three months ended March 31, 1996. The increase is primarily due to the consolidation of the expenses of PDR administrative staff and the additional costs necessary to meet the reporting requirements of a publicly traded company. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

      Depreciation and amortization expenses increased 111% to $1,765,000 in the quarter ended March 31, 1997 from $838,000 for the quarter ended March 31, 1996. This increase is due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased 117% to $20.0 million at March 31, 1997 from the $9.2 million balance at March 31, 1996. In particular, the number of units located at broadcast stations at March 31, 1997 has increased by approximately 33% from the number at March 31, 1996 and the Company has made total capital additions of approximately $7.0 million between March 31, 1996 and March 31, 1997 in support of its video delivery service plan. In addition, the Company recorded amortization expense of $107,000 in the three months ended March 31, 1997 related to the goodwill and other intangible assets recorded in connection with the November 1996 acquisition of PDR.

      The Company expects to continue to invest in the expansion of its network.* In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional DG Video Transmission Systems ("VTSs") and DVPSs to be built and installed in production studios and television stations.* The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth.* However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Certain Business Considerations -- Future Capital Need; Uncertainty of Additional Funding."

Interest Income and Interest Expense

      Interest income decreased 5% to $251,000 in the three months ended March 31, 1997 from $263,000 for the three months ended March 31, 1996. This decrease is primarily the result of reduced levels of cash and cash equivalents and short term investments in the first quarter of 1997 versus the first quarter of 1996. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund the Company's operating, investing and financing activities. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.* See Liquidity and Capital Resources.

      Interest expense increased 56% to $511,000 in the three months ended March 31, 1997 from $327,000 in the three months ended March 31, 1996. The increase is primarily due to increased debt resulting from leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $13.6 million at March 31, 1997 from $7.1 million at March 31, 1996. In addition, during the quarter ended March 31, 1997, the Company incurred interest expense of $50,000 on the $2.5 million promissory note given as consideration in the November 1996 acquisition of PDR. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.* See Liquidity and Capital Resources.

Liquidity and Capital Resources

      Net cash used in operating activities, including the adjustment for depreciation and amortization, increased to $2.4 million in the three months ended March 31, 1997 from $1.1 million in the three months ended March 31, 1996. This change is primarily the result of changes in working capital balances. The net loss, exclusive of depreciation and amortization was approximately equal in the two periods.

      The Company used cash of $1.7 million for the purchase of property and equipment and acquired an additional $.4 million of property and equipment through capital lease obligations in the three months ended March 31, 1997. In the three months ended March 31, 1996 the Company purchased $.5 million of property and equipment and an additional $1.3 million of additions had been financed with capital lease obligations. The capital additions in the three months ended March 31, 1997 were a result of the Company's continued expansion of its network, particularly the video delivery service plan.

      Proceeds from issuance of common stock were $44,000 and $29,502,000 in the quarters ended March 31, 1997 and 1996, respectively. This variance is due to the $29,490,000 of proceeds received from the Company's initial public offering, completed in February 1996.

      Principal payments on long-term debt were $1,226,000 in the three months ended March 31, 1997 versus $490,000 in the three months ended March 31, 1996, reflecting the increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions. In January 1997 the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. In the first quarter of 1997, this facility was used to finance a total of $2.2 million of property and equipment which had been purchased late in 1996 as well as in the first quarter of 1997.

         At March 31, 1997, the Company's current sources of liquidity included cash and cash equivalents of $8.6 million, short-term investments of $9.0 million, and $3.8 million available to finance capital expenditures under a long-term credit facility which can be drawn on through December 1997. The Company currently has no significant capital commitments other than the commitments under capital leases, term debt, and the note payable issued in connection with the acquisition of PDR. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments through December 1997. * See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

      CERTAIN BUSINESS CONSIDERATIONS

      The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere in this report.

      History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of March 31, 1997, the Company's accumulated deficit was $31.4 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.

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

         Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as media archiving and the ability to quickly and reliably give an agency the ability to preview and authorize delivery of video advertising spots. There can be no assurance that the Company will successfully complete that development of such products and services, or that if any such development is completed, the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. During the first quarter of 1997, the Company and ABC Radio Networks ("ABC") concluded field trials for an extension to the Company's existing network through which ABC could distribute advertising and programming to ABC's affiliate radio stations. Further development of these products for ABC is not currently planned. The Company does not foresee any material adverse impact to future operations as a result of this decision.*

      Uncertainties Relating to Integration of Operations. DG Systems acquired PDR with the expectation that this would result in enhanced efficiencies for the combined company. Achieving the anticipated benefits of the PDR acquisition will depend in part upon whether the integration of the two companies' organizations and businesses is achieved in an efficient, effective and timely manner; however, there can be no assurance that this will occur. The successful integration and expansion of the Company's business following its acquisition of PDR requires communication and cooperation among the senior executives and key technical personnel of DG Systems and PDR. Given the inherent difficulties involved in completing a business combination, there can be no assurance that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of the Company's business. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on DG Systems' results of operations and financial condition. In addition, there can be no assurance that the market will favorably view DG Systems' offering of duplication, distribution and editing services through PDR or that DG Systems will realize any of the other anticipated benefits of the PDR acquisition. As a result of the acquisition, certain DG Systems customers may perceive PDR to be a competitor, and this could affect such customers' willingness to do business with DG Systems in the future. The loss of significant customers could have a material adverse effect on DG Systems' results of operations and financial condition.

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

      Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology and work on reliability and throughput enhancement of the network. The Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while increasing the compression ratio, with the Company's existing network. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis.

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

      In the market for the electronic distribution of digital video transmissions to television stations, the Company encounters competition from Indenet, VDI Media and Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies which includes CycleSat, Inc., in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming. In addition, Applied Graphics technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house, in December 1996. Although Spotlink revenues were less than 5% of the Company's revenues in 1996, the Company considers Spotlink to be a significant customer for the Company's audio delivery service. There can be no assurance that Spotlink will continue to be a customer of the Company, and the loss of Spotlink as a customer could have a material adverse effect on the Company's operating results.

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

      Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of Record Send Terminals ("RSTs"), RPTs and DVPS video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, and DVPS video units and to introduce additional services.* The Company continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. Assuming the Company does not pursue one or more significant acquisitions, the Company anticipates that the net proceeds of its initial public offering completed in February 1996, together with its existing capital and cash from operations, will be adequate to satisfy its capital requirements through at least December 1997.* There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements. Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the Company will not require additional capital sooner than currently anticipated. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the

Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

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

      Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The competition for qualified personnel, particularly engineering staff, is intense and the loss of any of such persons, as well as the failure to recruit additional key personnel in a timely manner, could adversely affect the Company. There can be no assurance that the Company will be able to continue to attract and retain qualified management, sales and technical personnel for the development of its business. The Company generally has not entered into employment or noncompetition agreements with any of its employees. The Company does not maintain key man life insurance on the lives of any of its key personnel. The Company's failure to attract and retain key personnel could have a material adverse effect on its business, operating results and financial condition.

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

      Pursuant to its development efforts in the area of satellite transmission technology, the Company has successfully completed live field trials of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes entails a number of significant risks. The Company's business, results of operations and financial condition would be materially adversely affected if Hughes were unable for any reason to continue meeting the Company's delivery commitments on a cost-effective basis or if any transmissions failed to satisfy the Company's quality requirements. In the event that the Company were unable to continue to use Hughes' satellite capacity, the Company would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take nine months or longer, and no assurance can be given that an alternative satellite transmission vendor would be available to the Company or be in a position to satisfy the Company's delivery requirements on a timely and cost-effective basis.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

              EXHIBIT
              NUMBER                                    EXHIBIT TITLE
              ------                                    -------------
               3.1(d)   Restated Articles of Incorporation of registrant.
               3.2(b)   Bylaws of registrant, as amended to date.
               4.1(b)   Form of Lock-Up Agreement.
               4.2(b)   Form of Common Stock Certificate.
              10.1(b)   1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
              10.2(b)   Form of Directors' and Officers' Indemnification Agreement.
              10.3(b)   1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
              10.4(b)   Form of Restricted Stock Agreement.
            10.5.1(c)   Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
            10.5.2(c)   Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
              10.6(b)  Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
            10.7.1(c)   Corporate Service Plan Agreement between the Company
                        and MCI Telecommunications Corporation, dated March 23,
                        1994.
            10.7.2(c)   First Amendment to Corporate Service Plan Agreement
                        between the Company and MCI Telecommunications
                        Corporation, dated November 2, 1995.
              10.8(b)   Master Lease Agreement between the Company and
                        Comdisco, Inc., dated October 20, 1994, and Exhibits
                        thereto.
              10.9(b)   Loan and Security Agreement between the Company and
                        Comdisco, Inc., dated October 20, 1994, and Exhibits
                        thereto.
             10.10(b)   Master Equipment Lease between the Company and
                        Phoenix Leasing, Inc., dated January 7, 1993.

              EXHIBIT
              NUMBER                                    EXHIBIT TITLE
              ------                                    -------------
             10.15(c)   Audio Server Network Prototype Vendor Agreement and
                        Satellite Vendor Agreement between the Company and ABC
                        Radio Networks, dated December 15, 1995.
             10.17(b)   Promissory Note between the Company and Henry W.
                        Donaldson, dated March 18, 1994, December 5, 1994,
                        December 5, 1994, and March 14, 1995.
             10.18(b)   Warrant Agreement to purchase Series B Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of October 20, 1994.
             10.19(b)   Warrant Agreement to purchase Series C Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of June 13, 1995.
             10.20(b)   Warrant Agreement to purchase Series D Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of January 11, 1996.
             10.22(d)   Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street, San
                        Francisco, California between the Company and T.Y. Lin International dated
                        September 8, 1995 and exhibits thereto.
             10.23(d)   Agreement of Sublease for 5,613 rentable square feet
                        at 855 Battery Street, San Francisco, California between
                        the Company and Law/Crandall, Inc. dated September 29,
                        1995 and exhibits thereto.
             10.24(e)   Digital Generation Systems, Inc. Supplemental Stock Option Plan.
             10.25(e)   Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR
                        Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
             10.26(f)   Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital
                        Generation Systems, Inc., and Pat DeRosa.
             10.27(a)   Loan Agreement dated as of January 28, 1997 between Digital Generation Systems,
                        Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
              11.1(a)   Statements of computation of pro forma common shares and equivalents.
              21.1(g)   Subsidiaries of the Registrant.
                27(a)   Financial Data Schedule.

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

    (g) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 18, 1997.

(b)  REPORTS ON FORM 8-K.

     Current Report on Form 8-K/A filed January 21, 1997, filing as exhibits certain audited financial statements of PDR Productions, Inc. and certain pro forma information required by Item 7(b) of Form 8-K regarding its acquisition by the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DIGITAL GENERATION SYSTEMS, INC.



Dated:  May 15, 1997             BY:  /S/ THOMAS P. SHANAHAN
                                 -------------------------------
                                      THOMAS P. SHANAHAN
                                      VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL AND CHIEF ACCOUNTING
                                      OFFICER)