Form 10-Q
period 1997-06-30
DIGITAL GENERATION SYSTEMS INC
filed 1997-08-14
CIK 934448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO_____________.

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

Number of shares of registrant's Common Stock, without par value, outstanding as of July 31, 1997: 12,099,825.

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


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                         PAGE
Item 1.   Financial Statements..................................................         3

          Condensed Consolidated Balance Sheets at June 30, 1997 and
          December 31, 1996.....................................................         3

          Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 1997 and 1996...........................         4

          Condensed Consolidated Statements of Cash Flows for the three and
          six months ended June 30, 1997 and 1996...............................         5

          Notes to Condensed Consolidated Financial Statements..................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ................................................         10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................         23

Item 2.   Changes in Securities.................................................         23

Item 3.   Defaults upon Senior Securities.......................................         23

Item 4.   Submission of Matters to a Vote of Security Holders...................         23

Item 5.   Other Information.....................................................         24

Item 6.   Exhibits and Reports on Form 8-K......................................         24

          SIGNATURES............................................................         26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   JUNE 30,     DECEMBER 31,
                                                                    1997           1996
                                                                  --------       --------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                 $  9,231       $  9,682
        Short-term investments                                       5,947         10,915
        Accounts receivable, net                                     3,890          3,349
        Prepaid expenses and other                                     382            168
                                                                  --------       --------
           Total current assets                                     19,450         24,114
                                                                  --------       --------

PROPERTY AND EQUIPMENT, at cost:
        Network equipment                                           21,169         17,974
        Office furniture and equipment                               2,301          2,093
        Leasehold improvements                                         386            353
                                                                  --------       --------
                                                                    23,856         20,420
        Less - Accumulated depreciation and amortization           (11,309)        (7,790)
                                                                  --------       --------

           Property and equipment, net                              12,547         12,630
                                                                  --------       --------

GOODWILL AND OTHER ASSETS, net                                       8,446          8,504
                                                                  --------       --------
                                                                  $ 40,443       $ 45,248
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                          $    921       $  1,546
        Accrued liabilities                                          2,397          2,174
        Note payable from acquisition of PDR                         2,500          2,500
        Current portion of long-term debt                            5,166          3,694
                                                                  --------       --------
           Total current liabilities                                10,984          9,914
                                                                  --------       --------
LONG-TERM DEBT, net of current portion                               9,067          8,495
                                                                  --------       --------

SHAREHOLDERS' EQUITY:
        Convertible preferred stock, no par value -
           Authorized -- 5,000,000
           Outstanding -- None outstanding
        Common stock, no par value --
           Authorized -- 30,000,000 shares
           Outstanding -- 11,738,166 shares at June 30, 1997
             and 11,653,625 shares at December 31, 1996             55,188         55,138
        Receivable from issuance of common stock                      (175)          (175)
        Accumulated deficit                                        (34,621)       (28,124)
                                                                  --------       --------
           Total shareholders' equity                               20,392         26,839
                                                                  --------       --------
                                                                  $ 40,443       $ 45,248
                                                                  ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                        -----------------------       -----------------------
                                          1997           1996           1997           1996
                                        --------       --------       --------       --------
                                              (Unaudited)                    (Unaudited)
REVENUES                                $  5,405       $  2,359       $ 10,011       $  4,253
                                        --------       --------       --------       --------

COSTS AND EXPENSES:
     Delivery costs                        1,813            732          3,288          1,327
     Customer operations                   2,104            948          4,239          1,868
     Sales and marketing                   1,126            970          2,141          1,953
     Research and development                620            510          1,268          1,008
     General and administrative              637            396          1,241            780
     Depreciation and amortization         1,968            936          3,733          1,774
                                        --------       --------       --------       --------
              Total expenses               8,268          4,492         15,910          8,710
                                        --------       --------       --------       --------
LOSS FROM OPERATIONS                      (2,863)        (2,133)        (5,899)        (4,457)
                                        --------       --------       --------       --------
OTHER INCOME (EXPENSE):
     Interest income                         215            434            466            697
     Interest expense                       (553)          (388)        (1,064)          (715)
                                        --------       --------       --------       --------
NET LOSS                                $ (3,201)      $ (2,087)      $ (6,497)      $ (4,475)
                                        ========       ========       ========       ========



NET LOSS PER SHARE                      $  (0.27)      $  (0.18)      $  (0.55)      $  (0.39)
                                        ========       ========       ========       ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES             11,733         11,482         11,710         11,579
                                        ========       ========       ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             -----------------------
                                                                               1997            1996
                                                                             --------       --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $ (6,497)      $ (4,475)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization of property and equipment              3,519          1,774
           Amortization of goodwill and intangibles                               213             --
           Provision for doubtful accounts                                         89             60
           Changes in operating assets and liabilities --
              Accounts receivable                                                (630)          (566)
              Prepaid expenses and other assets                                  (369)           304
              Accounts payable and accrued liabilities                           (402)           511
                                                                             --------       --------

                 Net cash used in operating activities                         (4,077)        (2,392)
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                        (6,848)       (12,817)
     Maturities of short-term investments                                      11,816             --
     Acquisition of property and equipment                                     (3,036)          (595)
                                                                             --------       --------

                 Net cash provided by (used in) investing activities            1,932        (13,412)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        50         29,523
     Proceeds from issuance of long-term debt                                   3,706             --
     Payments on long-term debt                                                (2,062)          (994)
                                                                             --------       --------

                 Net cash provided by (used in) financing activities            1,694         28,529
                                                                             --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (451)        12,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                9,682          6,205
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  9,231       $ 18,930
                                                                             ========       ========




SUPPLEMENTAL CASH FLOW INFORMATION
     Property and equipment financed with capitalized lease obligations      $    400       $  2,572




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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1997. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.  RECENT PRONOUNCEMENTS

In July 1997, the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

3.  ACQUISITION

On November 8, 1996 the Company completed the acquisition of 100% of the stock of PDR Productions, Inc. ("PDR"), a media duplication and distribution company located in New York City, for consideration totaling $9.0 million. The consideration was $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest are due in November 1997. The acquisition was accounted for as a purchase. The net book value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the net book value of assets acquired (including customer list, covenant not to compete and goodwill) of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $ 107,000 and $213,000 is included in the consolidated statement of operations for the three and six month periods ended June 30, 1997. The operating results of PDR have been included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

The following table reflects unaudited pro forma combined results of operations of the Company and PDR on the basis that the acquisition had taken place at the beginning of the first fiscal period presented:



                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                     1997          1996           1997           1996
                                                     ----          ----           ----           ----
                                                          (In thousands except per share data)
Revenues ...................................      $  5,405       $  4,139       $ 10,011       $  7,851
Net Loss ...................................      $ (3,201)      $ (2,264)      $ (6,497)      $ (4,899)
Net Loss per Share .........................      $  (0.27)      $  (0.20)      $  (0.55)      $  (0.42)
Number of Shares used in Computation........        11,733         11,482         11,710         11,579

DIGITAL GENERATION SYSTEMS, INC.

4.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of June 30, 1997 and December 31, 1996, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of June 30, 1997 and December 31, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper and amortized cost approximates the fair market value of these instruments at these balance sheet dates.

5. NET LOSS PER SHARE

Net loss per share for the three months ended June 30, 1997 and June 30, 1996, and the six months ended June 30, 1997 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the six months ended June 30, 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the February 1996 Form S-1 filing date as if they were outstanding through the end of the quarter in which the offering was completed, using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

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

6.  LONG TERM DEBT

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

DIGITAL GENERATION SYSTEMS, INC.

7.  SUBSEQUENT EVENTS

ACQUISITION

On July 18, 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. ("IndeNet"), for consideration totaling approximately $25.8 million ("Mediatech Acquisition"). The consideration consisted of approximately $14.0 million in cash, 324,355 shares of the Company's Common Stock, a $2.2 million subordinated promissory note bearing interest at 9% payable to IndeNet (the "Company Note"), a $2.2 million secured subordinated promissory note bearing interest at 9% payable to Thomas H. Baur, a creditor of IndeNet (the "Baur Note"), and the Company assumed approximately $5.4 million of existing Mediatech debt. Mediatech is a media duplication and distribution company located in Chicago, Illinois. The acquisition will be accounted for as a purchase.

Additionally, the Company granted IndeNet the right to request the registration of the shares received in the transaction under the Securities Act of 1933, as amended, in the event that the anticipated offering price of a registered sale of such shares exceeds $500,000 in the aggregate, or in the event that the Company registers any securities for its own account or the account of any other security holders of the Company. Such registration rights, however, may not be exercised until July 14, 1998, and are subject to certain restrictions resulting from underwriting limitations on the size of a registered sale of the Company's securities.

The Company Note, which matures on October 1, 2001, is payable in equal quarterly installments of $150,000 commencing on October 1, 1997. The Baur Note, which matures on January 1, 2000, is also payable in installments. The first installment of $350,000 was paid July 30, 1997; subsequent equal installments of $200,000 are due quarterly commencing January 1, 1998.

The Company drew upon two sources of funds to finance the cash portion of the consideration for the Mediatech Acquisition. An entity affiliated with Kleiner Perkins Caufield & Byers and another affiliated with Dawson-Samberg Capital Management, Inc. each provided the Company with a $3.0 million cash loan in exchange for a promissory note, each in the aggregate principal amount of $3.0 million and bearing interest at the rate of 10% per annum. The Company funded the remaining portion of the cash consideration for the Mediatech Acquisition from its internal cash reserves.

PREFERRED STOCK

On July 14, 1997, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 23, 1997 (as amended, the "Stock Purchase Agreement"), with certain investors. The Company agreed to issue and sell, in two tranches, up to an aggregate of 4,950,495 shares of its Series A Convertible Preferred Stock for aggregate consideration of approximately $17.5 million in cash, or $3.535 per share. The Company closed the first of such tranches on July 28, 1997 in which it issued and sold an aggregate of 2,012,376 shares of its Series A Convertible Preferred Stock for aggregate consideration of approximately $7,113,751 in cash.

The Company used the proceeds of this first tranche to repay the entire amount owed under the promissory notes issued in favor of Kleiner Perkins and Dawson-Samberg in connection with the Mediatech Acquisition. Due to the requirements of the National Association of Securities Dealers (the "NASD"), the closing of the second of such tranches, in which the Company intends to issue and sell up to an aggregate of 2,944,119 additional shares of its Series A Convertible Preferred Stock, is contingent upon obtaining shareholder approval for the issuance of such shares in connection with such second tranche. The Company is aware that the holders of a majority of the issued and outstanding shares of its capital

DIGITAL GENERATION SYSTEMS, INC.

stock entitled to vote thereon have entered into a voting agreement pursuant to which such shareholders have agreed to vote in favor of the issuance of shares of Series A Convertible Preferred Stock in connection with such second tranche. The Company intends to use the proceeds from the sale of such shares in the second tranche to replenish the cash reserves expended by the Company to fund a portion of the cash consideration for the Mediatech Acquisition.

Pursuant to the Stock Purchase Agreement, fourteen percent (14%) of the proceeds of each tranche to be sold shall be deposited in an escrow account. These proceeds will be disbursed to the Company if certain sales and performance goals are met by December 31, 1997. If these goals are not met, the purchasers shall have the option to instruct the escrow agent to return one eighth (1/8) of the deposit amount to the purchasers on a quarterly basis until the deposit amount has been fully distributed or until the public market price of the Company's common stock exceeds the conversion price multiplied by two for at least 25 days out of 40 consecutive trading days as defined in the Stock Purchase Agreement, at which time the balance remaining in escrow would be disbursed to the Company.

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

STATEMENTS OF OPERATIONS:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                        ------------------------          ------------------------
                                          1997            1996              1997            1996
                                        -------          -------          -------          -------
Revenues .....................            100.0%           100.0%           100.0%           100.0%

Costs and Expenses:
 Delivery and material costs .             33.5             31.0             32.8             31.2
 Customer operations .........             38.9             40.2             42.3             44.0
 Sales and marketing .........             20.8             41.1             21.4             45.9
 Research and development ....             11.5             21.6             12.7             23.7
 General and administrative ..             11.8             16.8             12.4             18.3
 Depreciation and amortization             36.4             39.7             37.3             41.7
                                        -------          -------          -------          -------
    Total expenses ...........            152.9            190.4            158.9            204.8
Loss from operations .........            (52.9)           (90.4)           (58.9)          (104.8)
                                        -------          -------          -------          -------
Other income (expense):
  Interest income ............              4.0             18.4              4.7             16.4
  Interest expense ...........            (10.2)           (16.5)           (10.6)           (16.8)
                                        -------          -------          -------          -------
Net loss .....................            (59.1)%          (88.5)%          (64.8)%         (105.2)%
                                        =======          =======          =======          =======
OPERATING DATA:

Deliveries ...................          286,000          187,000          530,000          336,000

Revenue

      Revenues were $5,405,000 for the three months ended June 30, 1997, a 129% increase from $2,359,000 for the three months ended June 30, 1996. The increase is due to both a 53% increase in the volume of deliveries, including those made from PDR, and an increase in average revenue per delivery over the prior year. The Company made 286,000 and 187,000 deliveries in the three months ended June 30, 1997 and 1996, respectively. Revenues and deliveries for the six months ended June 30, 1997 increased to $10,011,000 and 530,000, respectively, from $4,253,000 and 336,000, respectively, for the six months ended June 30, 1996.

       The increases in delivery volume are the result of additional deliveries made through the DG Systems Network Operating Center ("NOC") and due to the addition of deliveries made by PDR, acquired in November 1996. Additional deliveries made through the NOC accounted for approximately 60% and 55% of the volume increase versus the same period in the prior year in the quarter and six months ended June 30, 1997, respectively. The Company believes that the increase in the volume of deliveries made through the NOC is due to a number of factors, including increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in broadcast stations.

      Average revenue per delivery increased to $18.90 and $18.89 in the quarter and six months ended June 30, 1997, respectively, from $12.61 and $12.66 in the quarter and six months ended June 30, 1996, respectively. The increases are primarily due to the addition of video deliveries and related services to the delivery mix. All deliveries performed in the first six months of 1996 were deliveries of audio content. The retail list prices for the delivery of the first video spot are 50% to 100% greater than those for an audio delivery and can be significantly higher, depending upon the level of value added services (editing, close captioning, etc.) that may be included in an order. In the quarter ended June 30, 1997, video deliveries and related services accounted for approximately 17% of total deliveries and 39% of total revenue, including approximately 40,000 video deliveries and $1.9 million of revenue recorded by PDR. In the six months ended June 30, 1997, video deliveries and related services accounted for approximately 18% of total deliveries and 41% of total revenue, including approximately 86,000 video deliveries and $3.8 million of revenue recorded by PDR.

      Average revenue per audio delivery increased to $13.91 and $13.74 in the quarter and six months ended June 30, 1997, respectively, from $12.61 and $12.66 in the quarter and six months ended June 30, 1996, respectively. These increases are due primarily to an increased proportion of deliveries made using the Company's Priority and Express services, which provide delivery within one hour and four hours, respectively. Such deliveries accounted for approximately 13% of audio volume in both the quarter and six months ended June 30, 1997 versus approximately 9% of audio volume in the quarter and six months ended June 30, 1996. The Priority service, which accounted for approximately 3% of audio volume in the quarter and six months ended June 30, 1997, was introduced in the fourth quarter of 1996.

Delivery and Material Costs

      Delivery and material costs were $1,813,000 and $732,000 for the quarters ended June 30, 1997 and 1996, respectively, and $3,288,000 and $1,327,000 for the six months ended June 30, 1997 and 1996, respectively. The 148% increase in costs in each period versus the same period of the prior year is primarily due to the increased volume of deliveries, in particular video deliveries dubbed and shipped from PDR, as well as the increased volume of audio and video deliveries performed through the DG Systems NOC. The increased costs include both delivery expenses and the direct materials costs required when physically duplicating an audio or video spot. Such material costs are not required in the case of electronic delivery.

       Delivery and material costs as a percentage of revenues increased to 34% of revenues from 31% of revenues in the quarters ended June 30, 1997 and 1996, respectively, and increased to 33% of revenues from 31% of revenues in the six months ended June 30, 1997 and 1996, respectively. The increases in delivery and material costs as a percentage of revenues are primarily due to a decrease in the proportion of the Company's consolidated deliveries performed electronically, principally due to the addition of physical deliveries performed by PDR. The percentage of deliveries performed electronically decreased to 73% from 83% in the quarters ended June 30, 1997 and 1996, respectively, and to 71% from 86% in the six months ended June 30, 1997 and 1996, respectively. This shift is principally due to the addition of the 86,000 physical deliveries performed by PDR in 1997.

      The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations -- Potential Fluctuations In Quarterly Results; Seasonality."

Customer Operations

      Customer operations expenses were $2,104,000 and $948,000 for the quarters ended June 30, 1997 and 1996, respectively, and $4,239,000 and $1,868,000 for the six months ended June 30, 1997 and 1996, respectively. These increases are primarily the result of the consolidation of the costs of PDR operations. In addition, these expenses have increased versus same periods of the prior year due to the addition of the personnel necessary to establish the operational capacity to support growth in the electronic video delivery business. These additional costs include the costs, primarily labor expenses, of personnel involved in assembly of Advantage Video Playback Systems ("DVPSs") as well as customer and technical support.

      Customer operations expenses costs as a percentage of revenues has decreased to 39% of revenues from 40% of revenues in the quarters ended June 30, 1997 and 1996, respectively, and decreased to 42% of revenues from 44% of revenues in the six months ended June 30, 1997 and 1996, respectively. These decreases in customer operations expenses as a percentage of revenue are the result of improved efficiency in performing audio deliveries which has reduced the related customer operations costs as the Company has realized the benefits of economies of scale from the increased volume of audio deliveries and has also improved the efficiency of its order processing procedures. These cost reductions in the processing of audio orders and maintaining the audio units of the network have more than offset the impact of the relatively more expensive customer operations expenses of PDR which were 49% and 48% of PDR revenues in the quarter and six months ended June 30, 1997.

      The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.* The Company believes that in order to compete effectively and manage future growth it will be to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing

      Sales and marketing expenses increased 16% to $1,126,000 for the quarter ended June 30, 1997, from $970,000 for the quarter ended June 30, 1996, and increased 10% to $2,141,000 in the six months ended June 30, 1997 from $1,953,000 in the six months ended June 30, 1996. The increase in sales and marketing expenses in the quarter and six months ended June 30, 1997 is due primarily to the consolidation of the costs of the PDR sales group.

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

      Research and development expenses increased 22% to $620,000 for the quarter ended June 30, 1997, from $510,000 for the quarter ended June 30, 1996, and increased 26% to $1,268,000 in the six months ended June 30, 1997 from $1,008,000 in the six months ended June 30, 1996. These increases are due primarily to the compensation expense associated with hiring and retaining engineering staff and the testing costs, principally frame relay and satellite transmissions, incurred in the continuing enhancement of the network for the transmission of video content.

       The Company expects that research and development expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

      General and administrative expenses increased 61% to $637,000 for the quarter ended June 30, 1997, from $396,000 for the quarter ended June 30, 1996, and increased 59% to $1,241,000 in the six months ended June 30, 1997 from $780,000 in the six months ended June 30, 1996. These increases are primarily due to the consolidation of the expenses of PDR administrative staff and the additional costs necessary to meet the reporting requirements of a publicly traded company. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

      Depreciation and amortization expenses increased 110% to $1,968,000 in the quarter ended June 30, 1997 from $936,000 for the quarter ended June 30, 1996 and increased 110% to $3,733,000 for the six months ended June 30. 1997 from $1,774,000 for the six months ended June 30, 1996. These increases versus the same periods in the prior year are due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased 98% to $21.2 million at June 30, 1997 from the $10.7 million balance at June 30, 1996. In particular, the number of units located at broadcast stations at June 30, 1997 has increased by approximately 24% from the number at June 30, 1996 and the Company has made total capital additions of approximately $7.5 million between June 30, 1996 and June 30, 1997 in support of its video delivery service plan. In addition, the Company recorded amortization expense of $213,000 in the six months ended June 30, 1997 related to the goodwill and other intangible assets recorded in connection with the November 1996 acquisition of PDR.

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

Interest Income and Interest Expense

      Interest income decreased 42% to $215,000 in the quarter ended June 30, 1997 from $434,000 for the quarter ended June 30, 1996 and decreased 33% to $466,000 in the six months ended June 30, 1997 from $697,000 for the six months ended June 30, 1996. These decreases are primarily the result of reductions in levels of cash and cash equivalents and short term investments versus the same periods of the prior year. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund the Company's operating, investing and financing activities. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.* See Liquidity and Capital Resources.

      Interest expense increased 43% to $553,000 in the quarter ended June 30, 1997 from $388,000 in the quarter ended June 30, 1996 and increased 49% to $1,064,000 for the six months ended June 30, 1997, from $715,000 for the six months ended June 30, 1996. These increases are primarily due to increased debt resulting from leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $14.2 million at June 30, 1997 from $7.9 million at June 30, 1996. In addition, during the first two quarters of 1997, the Company incurred additional interest expense totaling $100,000 on the $2.5 million promissory note given as consideration in the November 1996 acquisition of PDR. The Company expects interest expense will increase in the future based on the increased levels of borrowing.* See Liquidity and Capital Resources.

Liquidity and Capital Resources

      Net cash used in operating activities, including the adjustment for depreciation and amortization, increased to $4.1 million in the six months ended June 30, 1997 from $2.4 million in the six months ended June 30, 1996. The net loss, exclusive of depreciation and amortization, increased to $2.8 million in the six months ended June 30, 1997 from $2.7 million in the six months ended June 30, 1996. In addition, changes in working capital balances used $1.4 million of cash in the six months ended June 30, 1997 versus $.2 million in the same period of the prior year.

      The Company used cash of $3.0 million for the purchase of property and equipment in the six months ended June 30, 1997. In the six months ended June 30, 1996, the Company purchased $.6 million of property and equipment and an additional $2.6 million of additions had been financed with capital lease obligations. The capital additions for the six month periods ended June 30, 1997 were a result of the Company's continued expansion of its network, particularly the video delivery service plan.

      Proceeds from issuance of common stock were $50,000 and $29,523,000 for the six month periods ended June 30, 1997 and 1996, respectively. Proceeds in 1996 included $29,490,000 received from the Company's initial public offering completed in February 1996.

      Principal payments on long-term debt were $2.1 million in the six months ended June 30, 1997 versus $1.0 million in the six months ended June 30, 1996, reflecting the increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions. In January 1997 the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. In the first six months of 1997, this facility was used to finance a total of $3.7 million of property and equipment which had been purchased late in 1996 as well as in the first six months of 1997.

      At June 30, 1997, the Company's current sources of liquidity included cash and cash equivalents of $9.2 million, short-term investments of $5.9 million, and $2.3 million available to finance capital expenditures under a long-term credit facility which can be drawn on through December 1997. As detailed in the notes to the financial statements included in this document and Form 8K filed August 1, 1997, the Company acquired 100% of the capital stock of Mediatech in July 1997. The Company used $8.0 million of the cash and cash equivalents available at June 30, 1997 in the transaction and funded the remainder of the cash portion of the transaction with $6.0 of short-term borrowings which were subsequently repaid with the proceeds of the first tranche of the Series A preferred stock offering, which is also detailed in the notes to financial statements and the Company's Form 8K filed August 1, 1997. In connection with the purchase, the Company also issued a $2.2 million subordinated promissory note and a $2.2 million secured subordinated promissory note and assumed $5.4 million of existing Mediatech debt.. Other than these commitments incurred in the acquisition of Mediatech, the commitments under capital leases, term debt, and the note payable issued in connection with the acquisition of PDR, the Company currently has no significant capital commitments. The Company believes that its existing sources of liquidity, including the expected closing of the second tranche of the Series A preferred stock offering, will satisfy the Company's projected working capital, capital lease and term loan commitments through December 1997. * See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

      CERTAIN BUSINESS CONSIDERATIONS

      The Company's business is subject to the following risks and, in addition to those described elsewhere in this report.

      History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of June 30, 1997, the Company's accumulated deficit was $34.6 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth in sales, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods or that the Company will achieve or sustain profitability in any future period.

      Dependence on Radio Advertising. The Company's revenues to date have been derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a significant portion of the Company's revenues for some time.* A decline in demand for, or average selling prices of, the Company's radio advertising delivery services, whether as a result of competition from new advertising media, new product introductions or price competition from competitors, a shift in purchases by customers away from the Company's premium services such as DG Express, technological change or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company is dependent upon its relationship with and continued support of the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business or experience a change in ownership, it could materially adversely affect the Company's business, operating results and financial condition.

      Dependence on Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its network operating center and populating television stations with the units necessary for the delivery of video advertising content. However there can be no assurance that this service offering will achieve adequate market acceptance. The inability to place units in an adequate number of stations or the inability to capture market share as a result of price competition or new product introductions from competitors would have a material adverse effect on the Company's business, operating results and financial position. In addition, the Company believes that in order to more fully address the needs of potential customers it will need to develop a set of ancillary services which are typically provided today by dub and ship houses. These ancillary services, which include physical archiving, closed captioning, modification of slates and format conversions, will need to be provided on a localized basis in each of the major cities in which the Company provides services directly to agencies and advertisers. The Company currently has the capability to provide such services to the New York City market through PDR and to the Los Angeles and Chicago markets through Mediatech. However, there can be no assurance that the Company will successfully contract for and provide these services in each major metropolitan area or be able to provide competitive video distribution services throughout the major U.S. markets. Unless the Company can successfully continue to develop and provide video transmission services, it may be unable to retain current or attract future audio delivery customers who may ultimately demand delivery of both media content.

      Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as media archiving and the ability to quickly and reliably give an agency the ability to preview and authorize delivery of video advertising spots. There can be no assurance that the Company will successfully complete development of such products and services, or that if any such development is completed, that the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. During the first quarter of 1997, the Company and ABC Radio Networks ("ABC") concluded field trials for an extension to the Company's existing network through which ABC could distribute advertising and programming to ABC's affiliate radio stations. Further development of these products for ABC is not currently planned. The Company does not foresee any material adverse impact to future operations as a result of this decision.*

      Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the Christmas selling season. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In any period, the Company's revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during the period. In particular, the Company's operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and the Company's pricing for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery of the Company and tended to reduce delivery costs as a percentage of revenues. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as the growth rate of the Company's sales slows. Due to the unique nature of the Company's products and services, the Company believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.*

      Uncertainties Relating to Integration of Operations. DG Systems acquired PDR and Mediatech with the expectation that such strategic acquisitions would result in enhanced efficiencies for the combined company. To date the Company has not fully completed the integration of PDR, and has only begun the process of integrating the operations of Mediatech with the Company. Achieving the anticipated benefits of the PDR acquisition and the acquisition of Mediatech will depend in part upon whether the integration of the organizations and businesses of PDR and Mediatech with those of the Company is achieved in an efficient, effective and timely manner; however, there can be no assurance that this will occur. The successful integration and expansion of the Company's business following its acquisition of PDR and Mediatech requires communication and cooperation among the senior executives and key technical personnel of DG Systems, PDR, and Mediatech. Given the inherent difficulties involved in completing a business combination, there can be no assurance that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of the Company's business. Failure to effectively accomplish the integration of the operations of PDR and Mediatech with those of the Company could have a material adverse effect on DG Systems' results of operations and financial condition. In addition, there can be no assurance that the market will favorably view DG Systems' offering of duplication, distribution and editing services through PDR and Mediatech or that DG Systems will realize any of the other anticipated benefits of the PDR acquisition or the acquisition of Mediatech. As a result of these acquisitions, certain DG Systems customers may perceive PDR or Mediatech to be a competitor, and this could affect such customers' willingness to do business with DG Systems in the future. The loss of significant customers could have a material adverse effect on DG Systems' results of operations and financial condition.

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

      The Company's marketing efforts to date with regard to the Company's products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. There can be no assurance that the Company has correctly identified such markets or that its planned products and services will address the needs of such markets. Furthermore, there can be no assurance that the Company's technologies, in their current form, will be suitable for specific applications or that further design modifications, beyond anticipated changes to accommodate different markets, will not be necessary. Broad commercialization of the Company's products and services will require the Company to overcome significant market development hurdles, many of which may not currently be foreseen.

      Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station system interface, and work on reliability and throughput enhancement of the network. The Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while increasing the compression ratio, with the Company's existing network. Work in TV station system interface includes implementation of various system control protocols such as the Sony RS422 Interface, which is a requirement in many major TV stations. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis.

      The introduction of products embodying new technologies can render existing products obsolete or unmarketable. There can be no assurance that the Company will be successful in identifying, developing, contracting for the manufacture of, and marketing product enhancements or new products that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the commencement of commercial availability of new products and services and enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue. If the Company is unable, for or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner or if new versions of existing products do not achieve a significant degree of market acceptance, there could be a material adverse effect on the Company's business, financial condition and results of operations.

      Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The

Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, Digital Courier International Corporation is deploying a system to electronically deliver audio content in Canada and the United States and several other companies have announced such systems. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

      In the market for the electronic distribution of digital video transmissions to television stations, the Company encounters competition from VDI Media and Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies which includes CycleSat, Inc., in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements a complement to their content programming. In addition, Applied Graphics Technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house, in December 1996. Although Spotlink revenues were less than 5% of the Company's revenues in 1996, the Company considers Spotlink to be a significant customer for the Company's audio delivery service. There can be no assurance that Spotlink will continue to be a customer of the Company, and the loss of Spotlink as a customer could have a material adverse effect on the Company's operating results.

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

      Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse that effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of Record Send Terminals ("RSTs"), RPTs and DVPS video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

      Ability to Manage Growth. The Company has recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management, operating and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its force. In particular, the Company believes that to achieve these objectives it must complete its automation of the customer order entry process and the integration of the delivery fulfillment process into the customer billing system. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

      Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, and DVPS video units and to introduce additional services.* The Company also continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. For example, the Company recently acquired Mediatech, and funded a portion of the purchase price for such acquisition with internal cash reserves. The Company has entered into an agreement to sell shares of its Series A Convertible Preferred Stock to replenish the cash reserves expended to finance the acquisition of Mediatech, but there can be no assurance that the Company will be able to successfully close this preferred stock financing. In the event that the Company is unable to close such financing on a timely basis, the Company will be forced to seek additional capital from alternative sources. There can be no assurance, however, that the Company would be able to procure an alternative source of capital on acceptable terms, if at all. The inability to obtain required financing as an alternative to the preferred stock financing would have a material adverse effect on the business, financial condition and results of operations of the Company.

      Assuming that the Company is able to successfully close the preferred stock financing discussed above, and further assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves, the Company anticipates that the net proceeds from its initial public offering completed in February 1996, together with its existing capital, cash from operations, and the proceeds from the Company's Series A Convertible Preferred Stock financing will be adequate to satisfy its capital requirements through at least December 1997.

      There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements. Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and the Series A Convertible Preferred Stock financing and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. There can be no assurance that the

Company will not require additional capital sooner than currently anticipated. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain required financing would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

      The terms of the Series A Convertible Preferred Stock issued by the Company to finance the acquisition of Mediatech, contain certain rights which require the Company to pay cash dividends in the event that certain performance milestones are not satisfied. See Part II, Item 2(b) of this Report and Exhibits 3.1.2 and 10.29 thereto. If the company fails to meet such performance milestones, the payment of cash dividends on its outstanding Series A Convertible Preferred Stock could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Expansion into International Markets. Although the Company's plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations.* Telecommunications standards in foreign countries differ from those in the United States and may work require the Company to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require the Company's products and services to be redesigned, causing product and service delivery delays that could materially adversely affect the Company's operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships.* There can be no assurance, however, that the Company's products and services will achieve market acceptance in foreign countries. The inability of the Company to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could materially adversely affect the business, operating results and financial condition of the Company. Furthermore, international business is subject to a number of country-specific risks and circumstances, including different tax laws, difficulties in expatriating profits, currency exchange rate fluctuations, and the complexities of administering business abroad. Moreover, to the extent the Company increases its international sales, the Company's business, operating results and financial condition could be materially adversely affected by these risks and circumstances, as well as by increases in duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign governments, among other factors.

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

      The Company obtains its local access telephone transmission services through Teleport Communications Group. The Company obtains its long distance telephone access through an exclusive contract with MCI. During the quarter, the Company renegotiated its agreement, which now expires in 2001. Any material interruption in the supply or a material adverse change in the price of either local access or long distance carrier service could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of the Company and their respective affiliates own approximately 37% of the Company's Common Stock and recently-issued Series A Convertible Preferred Stock, which votes together with Common Stock on all matters submitted to the shareholders of the Company. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable.

         (b) On July 16, 1997, the Registrant filed a Certificate of Determination of Rights of Series A Convertible Preferred Stock (the "Certificate of Determination") with the Secretary of State of the State of California pursuant to which the Registrant created a new series of Preferred Stock designated "Series A Convertible Preferred Stock." On July 23, 1997, the Registrant issued and sold an aggregate of 2,012,376 shares of its Series A Convertible Preferred Stock, for an aggregate purchase price of $7,113,751, or $3.535 per share.

         The Certificate of Determination provides, among other things, that no dividends or other distributions in respect of any shares of Common Stock of the Registrant may be declared, paid or set aside for payment by the Registrant unless a participating dividend or other distribution is also declared, paid or set aside for payment in respect of shares of Series A Convertible Preferred Stock. In the event of any such dividend or other distribution in respect of shares of Series A Convertible Preferred Stock, the holders thereof are entitled to receive such dividend or other distribution as if all such shares of Series A Convertible Preferred Stock had been converted into shares of Common Stock in accordance with the terms and conditions set forth in the Certificate of Determination and at the then effective Conversion Price, as defined therein. Notwithstanding the foregoing, in the event that the Registrant fails to satisfy certain performance criteria set forth in the Certificate of Determination, the holders of Series A Convertible Preferred Stock are entitled to receive, subject to certain limitations set forth in the Certificate of Determination, cumulative cash dividends, payable quarterly, at the annual rate of 7% of the then effective Conversion Price, commencing on January 1, 2000.

         The Certificate of Determination also provides that the holders of shares of Series A Convertible Preferred Stock are entitled to vote on all matters submitted to a vote of the holders of shares of Common Stock, as a single class with the holders of shares of Common Stock, and as if all such shares of Series A Convertible Preferred Stock had been converted into shares of Common Stock. In addition to the foregoing participating voting rights, the holders of Series A Convertible Preferred Stock have the right, voting as a separate class, to elect one member of the Board of Directors of the Registrant and to fill any vacancies created by the death, resignation or removal of the director so elected.

         The Certificate of Determination further provides for the preferential payment of $3.535 per share in respect of shares of Series A Convertible Preferred Stock in the event of a liquidation, dissolution or winding up of the affairs of the Registrant.

         (c)  Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders of the Registrant was held on April 11, 1997 (the "Annual

Meeting"). The following matters were voted upon at the Annual Meeting: (i) the election of the Board of Directors of Kevin R. Compton, Henry W. Donaldson, Jeffrey M. Drazan, Richard H. Harris and Leonard S. Matthews; and (ii) the amendment of the Company's 1992 Stock Option Plan (a) to increase by 700,000 the number of shares of the Company's Common Stock reserved for issuance thereunder, and (b) to limit the number of options that may be granted to participants thereunder in any fiscal year; (iii) the amendment of the Company's 1995 Director Option Plan to increase by 25,000 the number of shares of the Company's Common Stock reserved for issuance thereunder; and (iv) the ratification of the appointment of Arthur Andersen, LLP as independent auditors of the Registrant. The results of such votes were as follows:

---------------------------------------------------------------------------------------------------------
                                                        VOTES AGAINST/                           BROKER
           MATTER                       VOTES FOR          WITHHELD        ABSTENTIONS          NON-VOTES
---------------------------------------------------------------------------------------------------------
1.  Elect Directors
      Kevin R. Compton                  10, 734,389         16,332                                 0
      Henry W. Donaldson                 10,711,056         39,665                                 0
      Jeffrey M. Drazen                  10,734,389         16,332                                 0
      Richard H. Harris                  10,734,764         15,957                                 0
      Leonard S. Matthews                10,734,389         16,332                                 0
---------------------------------------------------------------------------------------------------------
2.  Amend the Company's 1992 Stock       8,836,513         423,668            4,695           1,485,845
Option Plan
---------------------------------------------------------------------------------------------------------
3.  Amend the Company's 1995             9,205,142          61,012            5,795           1,478,772
Director Option Plan
---------------------------------------------------------------------------------------------------------
4.  Ratify the Appointment of Arthur    10,744,135           1,266            5,320               0
Andersen, LLP
---------------------------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

              EXHIBIT
              NUMBER                    EXHIBIT TITLE
              ------                    -------------
             3.1.1 (d)  Restated Articles of Incorporation of registrant.
             3.1.2 (h)  Certificate of Determination of Rights of Series A
                        Convertible Preferred Stock of Digital Generation
                        Systems, Inc., filed by the Secretary of State of the
                        State of California on July 16, 1997.
               3.2 (b)  Bylaws of registrant, as amended to date.
               4.1 (b)  Form of Lock-Up Agreement.
               4.2 (b)  Form of Common Stock Certificate.
              10.1 (b)  1992 Stock Option Plan (as amended) and forms of
                        Incentive Stock Option Agreement and Nonstatutory Stock
                        Option Agreement.
              10.2 (b)  Form of Directors' and Officers' Indemnification
                        Agreement.
              10.3 (b)  1995 Director Option Plan and form of Incentive Stock
                        Option Agreement thereto.
              10.4 (b)  Form of Restricted Stock Agreement.
            10.5.1 (c)  Content Delivery Agreement between the Company and
                        Hughes Network Systems, Inc., dated November 28, 1995.
            10.5.2 (c)  Equipment Reseller Agreement between the Company and
                        Hughes Network Systems, Inc., dated November 28, 1995.
              10.6 (b)  Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
              10.7 (j)  Special Customer Agreement between the Company and MCI
                        Telecommunications

              EXHIBIT
              NUMBER                    EXHIBIT TITLE
              ------                    -------------
                        Corporation, dated May 5, 1997.
             10.8  (b)  Master Lease Agreement between the Company and
                        Comdisco, Inc., dated October 20, 1994, and Exhibits
                        thereto.
             10.9  (b)  Loan and Security Agreement between the Company and
                        Comdisco, Inc., dated October 20, 1994, and Exhibits
                        thereto.
             10.10 (b)  Master Equipment Lease between the Company and
                        Phoenix Leasing, Inc., dated January 7, 1993.
             10.15 (c)  Audio Server Network Prototype Vendor Agreement and
                        Satellite Vendor Agreement between the Company and ABC
                        Radio Networks, dated December 15, 1995.
             10.17 (b)  Promissory Note between the Company and Henry W.
                        Donaldson, dated March 18, 1994, December 5, 1994,
                        December 5, 1994, and March 14, 1995.
             10.18 (b)  Warrant Agreement to purchase Series B Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of October 20, 1994.
             10.19 (b)  Warrant Agreement to purchase Series C Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of June 13, 1995.
             10.20 (b)  Warrant Agreement to purchase Series D Preferred
                        Stock between the Company and Comdisco, Inc., dated as
                        of January 11, 1996.
             10.22 (d)  Agreement of Sublease for 9,434 rentable square feet at
                        855 Battery Street, San Francisco, California between
                        the Company and T.Y. Lin International dated
                        September 8, 1995 and exhibits thereto.
             10.23 (d)  Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco, California between
                        the Company and Law/Crandall, Inc. dated September 29,
                        1995 and exhibits thereto.
             10.24 (e)  Digital Generation Systems, Inc. Supplemental Stock
                        Option Plan.
             10.25 (e)  Stock Purchase Agreement by and among Digital Generation
                        Systems, Inc. and PDR Productions, Inc. and Pat DeRosa
                        dated as of October 15, 1996 and exhibits thereto.
             10.26 (f)  Amendment to Stock Purchase Agreement dated November 8,
                        1996, among Digital Generation Systems, Inc., and Pat
                        DeRosa.
             10.27 (h)  Loan Agreement dated as of January 28, 1997 between
                        Digital Generation Systems, Inc. as Borrower, and
                        Venture Lending and Leasing, Inc. as Lender and exhibits
                        thereto.
             10.28 (i)  Stock Purchase Agreement, dated as of July 18, 1997, by and between Digital Generation Systems, Inc., a
                        California corporation, IndeNet, Inc.,  a Delaware
                        Corporation, and exhibits thereto.
             10.29 (i)  Preferred Stock Purchase Agreement, dated as of July
                        14, 1997, by and among Digital Generation Systems, Inc.
                        and the parties listed on the Schedule of Purchasers
                        attached, as Exhibit A thereto.
             10.30 (i)  Amendment to Preferred Stock Purchase Agreement,
                        dated as of July 23, 1997, by and among Digital
                        Generation Systems, Inc. and the purchasers listed on
                        the Exhibit A thereto.
             11.1  (a)  Statements of computation of pro forma common shares and equivalents.
             21.1  (g)  Subsidiaries of the Registrant.
             27    (a)  Financial Data Schedule.

----------

(a)      Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).
(c) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.
(d) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly Report on Form 10-Q filed May 3, 1996, as amended.
(e) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed November 13, 1996.
(f) Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K/A filed January 21, 1997.
(g) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 18, 1997.
(h) Incorporated by reference to the exhibit bearing the same number filed with the registrant's Quarterly report on Form 10-Q filed May 15, 1997.
(i) Incorporated by reference to the exhibit bearing the same title filed with registrant's Form 8-K filed August 1, 1997.
(j) Filed herewith. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.




(b)  REPORTS ON FORM 8-K.

     None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIGITAL GENERATION SYSTEMS, INC.



Dated:  August 14, 1997                BY: /S/ THOMAS P. SHANAHAN
                                           -------------------------------
                                           THOMAS P. SHANAHAN
                                           VICE PRESIDENT & CHIEF FINANCIAL
                                           OFFICER (PRINCIPAL FINANCIAL AND
                                           CHIEF ACCOUNTING OFFICER)