Form 10-Q
period 1997-09-30
DIGITAL GENERATION SYSTEMS INC
filed 1997-11-14
CIK 934448

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1997: 12,116,221


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


                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.................................................................... 3


            Condensed Consolidated Balance Sheets at September 30, 1997 and
            December 31, 1996....................................................................... 3


            Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 1997 and 1996............................................................. 4

            Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996 ............................................................ 5

            Notes to Condensed Consolidated Financial Statements ................................... 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ..10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................................... 24

Item 2.     Changes in Securities.................................................................. 24

Item 3.     Defaults Upon Senior Securities........................................................ 24

Item 4.     Submission of Matters to a Vote of Security Holders.................................... 24

Item 5.     Other Information...................................................................... 24

Item 6.     Exhibits and Reports on Form 8-K....................................................... 25

            SIGNATURES............................................................................. 27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                         1997             1996
                                                                                    -------------     ------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                    $  9,241           $  9,682
         Short-term investments                                                          2,989             10,915
         Accounts receivable, net                                                        7,584              3,349
         Prepaid expenses and other                                                        830                168
                                                                                      --------           --------
              Total current assets                                                      20,644             24,114
                                                                                      --------           --------
PROPERTY AND EQUIPMENT, at cost:
         Network equipment                                                              29,521             17,974
         Office furniture and equipment                                                  2,900              2,093
         Leasehold improvements                                                            405                353
                                                                                      --------           --------
                                                                                        32,826             20,420
         Less - Accumulated depreciation and amortization                              (13,687)            (7,790)
                                                                                      --------           --------
              Property and equipment, net                                               19,139             12,630
                                                                                      --------           --------

GOODWILL AND OTHER ASSETS, net                                                          26,003              8,504
                                                                                      --------           --------
                                                                                      $ 65,786           $ 45,248
                                                                                      ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                             $  5,607           $  1,546
         Accrued liabilities                                                             3,503              2,174
         Line of credit                                                                  2,493                 --
         Current portion of long-term debt                                               9,108              6,194
                                                                                      --------           --------
              Total current liabilities                                                 20,711              9,914
                                                                                      --------           --------
LONG-TERM DEBT, net of current portion                                                  13,302              8,495
                                                                                      --------           --------

SHAREHOLDERS' EQUITY:
         Convertible preferred stock, no par value -
              Authorized -- 5,000,000
              Outstanding -- 4,950,495 shares at September 30, 1997
                and no shares outstanding at December 31, 1996                          13,950                 --
         Common stock, no par value --
              Authorized -- 30,000,000 shares
              Outstanding -- 12,109,221 shares at September 30, 1997
                and 11,653,625 shares at December 31, 1996                              57,118             55,138
         Receivable from issuance of common stock                                         (175)              (175)
         Accumulated deficit                                                           (39,120)           (28,124)
                                                                                      --------           --------
              Total shareholders' equity                                                31,773             26,839
                                                                                      --------           --------
                                                                                      $ 65,786           $ 45,248
                                                                                      ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                      ---------------------     --------------------
                                        1997         1996         1997         1996
                                      --------     --------     --------     --------
                                           (Unaudited)               (Unaudited)
REVENUES                              $  8,798     $  2,265     $ 18,809     $  6,518
                                      --------     --------     --------     --------

COSTS AND EXPENSES:
     Delivery and material costs         3,886          694        7,174        2,021
     Customer operations                 3,241          904        7,480        2,772
     Sales and marketing                 1,232          905        3,373        2,858
     Research and development              688          519        1,956        1,527
     General and administrative            998          407        2,239        1,187
     Depreciation and amortization       2,628        1,181        6,361        2,955
                                      --------     --------     --------     --------
               Total expenses           12,673        4,610       28,583       13,320
                                      --------     --------     --------     --------
LOSS FROM OPERATIONS                    (3,875)      (2,345)      (9,774)      (6,802)
                                      --------     --------     --------     --------
OTHER INCOME (EXPENSE):
     Interest income                       138          399          604        1,096
     Interest expense                     (762)        (451)      (1,826)      (1,166)
                                      --------     --------     --------     --------
NET LOSS                              $ (4,499)    $ (2,397)    $(10,996)    $ (6,872)
                                      ========     ========     ========     ========



NET LOSS PER SHARE                    $  (0.37)    $  (0.21)    $  (0.93)    $  (0.59)
                                      ========     ========     ========     ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES           12,035       11,575       11,818       11,577
                                      ========     ========     ========     ========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                             SEPT 30,      SEPT 30,
                                                                             ----------------------
                                                                               1997         1996
                                                                             --------     --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(10,996)    $ (6,872)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
            Depreciation and amortization of property and equipment             5,897        2,955
            Amortization of goodwill and intangibles                              465           --
            Provision for doubtful accounts                                       106           75
            Changes in operating assets and liabilities --
                Accounts receivable                                               446         (470)
                Prepaid expenses and other assets                                (424)         103
                Accounts payable and accrued liabilities                          351          322
                                                                             --------     --------
                   Net cash used in operating activities                       (4,155)      (3,887)
                                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                       (7,834)     (19,340)
     Maturities of short-term investments                                      15,760        6,372
     Purchase of Mediatech                                                    (13,921)          --
     Acquisition of property and equipment                                     (4,083)        (900)
                                                                             --------     --------
                   Net cash provided by (used in) investing activities        (10,078)     (13,868)
                                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        74       29,563
     Proceeds from issuance of preferred stock                                 13,950           --
     Proceeds from line of credit                                               3,601           --
     Payments on line of credit                                                (4,283)          --
     Proceeds from short-term loans used to finance Mediatech acquisition       6,000           --
     Repayment of short terms loans used to finance Mediatech acquisition      (6,000)          --
     Proceeds from issuance of long-term debt                                   4,355           --
     Payments on long-term debt                                                (3,905)      (1,595)
                                                                             --------     --------
                   Net cash provided by (used in) financing activities         13,792       27,968
                                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (441)      10,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                9,682        6,205
                                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  9,241     $ 16,419
                                                                             ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Property and equipment financed with capitalized lease obligations      $    400     $  5,588
     Long term debt used to to finance Mediatech acquisition                    3,850           --
     Common Stock issued to finance Mediatech acquisition                       1,906           --


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1997. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.  ACQUISITIONS

PDR ACQUISITION

On November 8, 1996 the Company completed the acquisition of 100% of the stock of PDR Productions, Inc. ("PDR"), a media duplication and distribution company located in New York City, for consideration totaling $9.0 million. The consideration was $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest were paid in November 1997. The acquisition was accounted for as a purchase. The net book value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the net book value of assets acquired (including customer list, covenant not to compete and goodwill) of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $ 107,000 and $321,000 is included in the consolidated statement of operations for the three and nine month periods ended September 30, 1997. The operating results of PDR have been included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

MEDIATECH ACQUISITION

On July 18, 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. ("IndeNet"), for consideration totaling approximately $25.8 million ("Mediatech Acquisition"). The consideration consisted of approximately $14.0 million in cash, 324,355 shares of the Company's Common Stock, a $2.2 million subordinated promissory note bearing interest at 9% payable to IndeNet (the "Company Note"), a $2.2 million secured subordinated promissory note bearing interest at 9% payable to Thomas H. Baur, a creditor of IndeNet (the "Baur Note"), and the Company assumed approximately $5.4 million of existing Mediatech debt. Mediatech is a media duplication and distribution company whose principal offices are located in Chicago, Illinois.

On October 27, 1997, as provided for in the purchase agreement, the Company and IndeNet agreed to reduce the aggregate purchase price by $625,000 based on Mediatech's financial position at the acquisition date. The Company and IndeNet entered into an agreement which provides that the adjustment will be made in the form of a $25,000 immediate cash payment by IndeNet to the Company and a reduction of the aggregate principal amount payable under the Company Note by an amount equal to $600,000.

DIGITAL GENERATION SYSTEMS, INC.

The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $17.8 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $144,000 is included in the consolidated statement of operations for the three and nine month periods ended September 30, 1997. The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

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

The Company Note, as amended, matures on March 31, 2001, and is payable in installments of $150,000 principal plus accrued interest commencing on December 31, 1997. Subsequent payments are due June 30, 1998; December 31, 1998; and June 30, 1999; to be followed by quarterly payments until the note is paid in full on March 31, 2001. The Baur Note, which matures on January 1, 2000, is also payable in installments. The first installment of $350,000 was paid July 30, 1997; subsequent installments of $200,000 of principal plus accrued interest are due quarterly commencing January 1, 1998.

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



PRO FORMA RESULTS

The following table reflects unaudited pro forma combined results of operations of the Company including PDR and Mediatech on the basis that the acquisitions of both PDR and Mediatech had taken place at the beginning of the first fiscal period presented:



                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                             ---------------------     ---------------------
                                               1997         1996         1997         1996
                                               ----         ----         ----         ----
                                                   (In thousands except per share data)
Revenues ................................    $  8,798     $  9,729     $ 30,755     $ 29,165
Net Loss ................................    ($ 4,499)    ($ 4,474)    ($12,635)    ($10,332)
Net Loss per Share ......................    ($   .37)    ($   .39)    ($  1.07)    ($   .89)
Number of Shares used in Computation ....      12,035       11,575       11,818       11,577

DIGITAL GENERATION SYSTEMS, INC.

3.  RECENT PRONOUNCEMENTS

In July 1997, the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was issued and is effective for fiscal years ending after December 15, 1997. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

4.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of September 30, 1997 and December 31, 1996, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of September 30, 1997 and December 31, 1996, short-term investments consist principally of U.S. Treasury bills and commercial paper and amortized cost approximates the fair market value of these instruments at these balance sheet dates.

5. NET LOSS PER SHARE

Net loss per share for the three months ended September 30, 1997 and September 30, 1996, and the nine months ended September 30, 1997 is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation as their effect is antidilutive.

Net loss per share for the nine months ended September 30, 1996 is computed on a pro forma basis. Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). As the Company has incurred losses since inception, common equivalent shares have been excluded from the computation as their effect is antidilutive; however, pursuant to Securities and Exchange Commission requirements, such computations include all common and common equivalent shares issued within the 12 months preceding the February 1996 Form S-1 filing date as if they were outstanding through the end of the quarter in which the offering was completed, using the treasury stock method. Convertible preferred stock outstanding during the period are included (using the "if converted" method) in the computation as common equivalent shares even though the effect is antidilutive.

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

DIGITAL GENERATION SYSTEMS, INC

SFAS No. 128 requires restatement of all prior period earnings per share presented. The Company does not anticipate that SFAS No. 128 will have a material impact on its earnings per share calculation.

6.  LONG TERM DEBT

In January 1997, the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility which can be drawn against through December 31, 1997. In October 1997 the term of the agreement was extended to June 30, 1998. Warrants to purchase 112,500 shares of the Company's Common Stock at a price of $8.00 per share were issued to the lender in January per the terms of agreement, and the warrants were subsequently repriced at $4.51 per share in October 1997 in return for an extension of the term of the agreement. The value of the warrants at the date of issuance and at the date of repricing was nominal; therefore no value was assigned to the warrants for accounting purposes.


7.  PREFERRED STOCK AGREEMENT

On July 14, 1997, the Company entered into a Preferred Stock Purchase Agreement, as amended on July 23, 1997 (as amended, the "Stock Purchase Agreement"), with certain investors. The Company agreed to issue and sell, in two tranches, up to an aggregate of 4,950,495 shares of its Series A Convertible Preferred Stock for aggregate consideration of approximately $17.5 million in cash, or $3.535 per share. The Company closed the first of such tranches on July 28, 1997 in which it issued and sold an aggregate of 2,012,376 shares of its Series A Convertible Preferred Stock for aggregate consideration of approximately $7,113,751 in cash. The Company used the proceeds of this first tranche to repay the entire amount owed under the promissory notes issued in favor of Kleiner Perkins Caulfield & Byers and Dawson-Samberg Capital Management in connection with the Mediatech Acquisition. The Company closed the second of such tranches on August 26-27, 1997 in which it issued and sold an aggregate of 2,938,119 shares of its Series A Convertible Preferred Stock for aggregate consideration of approximately $10,386,251 in cash. The Company used the proceeds from the sale of such shares in the second tranche to replenish the cash reserves expended by the Company to fund a portion of the cash consideration for the Mediatech Acquisition.

Pursuant to the Stock Purchase Agreement, fourteen percent (14%) of the proceeds of the sale of Series A Convertible Preferred Stock was deposited in an escrow account. These proceeds will be disbursed to the Company if certain sales and performance goals are met by December 31, 1997. If these goals are not met, the purchasers shall have the option to instruct the escrow agent to return one eighth (1/8) of the deposit amount to the purchasers on a quarterly basis, beginning on March 31, 1998, until the deposit amount has been fully distributed or until the public market price of the Company's Common Stock exceeds the then applicable conversion price of the Series A Convertible Preferred Stock (currently equal to the $3.534 issue price) multiplied by two for at least 25 days out of 40 consecutive trading days as defined in the Stock Purchase Agreement, at which time the balance remaining in escrow would be disbursed to the Company.

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

STATEMENTS OF OPERATIONS:

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------          -------------------

                                         1997           1996           1997          1996
                                         ----           ----           ----          ----
Revenues .....................          100.0%         100.0%         100.0%         100.0%

Costs and Expenses:
 Delivery and material costs .           44.2           30.6           38.1           31.0
 Customer operations .........           36.8           39.9           39.8           42.5
 Sales and marketing .........           14.0           40.0           17.9           43.8
 Research and development ....            7.8           22.9           10.4           23.4
 General and administrative ..           11.3           18.0           12.0           18.4
 Depreciation and amortization           29.9           52.1           33.8           45.3
                                      -------        -------        -------        -------
    Total expenses ...........          144.0          203.5          152.0          204.4
                                      -------        -------        -------        -------
Loss from operations .........          (44.0)        (103.5)         (52.0)        (104.4)
Other income (expense):
  Interest income ............            1.6           17.6            3.2           16.8

  Interest expense ...........           (8.7)         (19.9)          (9.7)         (17.8)
                                      -------        -------        -------        -------
Net loss .....................          (51.1%)       (105.8%)        (58.5%)       (105.4%)
                                      =======        =======        =======        =======

OPERATING DATA:

Deliveries ...................        356,000        184,000        886,000        520,000

Revenues

        Revenues were $8,798,000 for the three months ended September 30, 1997, a 288% increase from $2,265,000 for the three months ended September 30, 1996. The increase is primarily due to a 93% increase in the volume of spot advertising deliveries, including those made from PDR and Mediatech, and an increase in average revenue per delivery versus the prior year. The Company made 356,000 and 184,000 deliveries in the three months ended September 30, 1997 and 1996, respectively. In addition, primarily as a result of the acquisition of Mediatech, the Company recorded revenue of approximately $2.1 million for services other than spot delivery, primarily tape duplication for the corporate market and satellite uplink for the syndication market, in the quarter ended September 30, 1997. Revenues and deliveries for the nine months ended September 30, 1997 increased to $18,809,000 and 886,000, respectively, from $6,518,000 and 520,000, respectively, for the nine months ended September 30, 1996, which included approximately $2.7 million of revenue for services other than spot delivery.

         The increases in delivery volume are the result of additional deliveries made through the DG Systems Network Operating Center ("NOC") and the addition of deliveries made from PDR, acquired in November 1996, and Mediatech, acquired in July 1997. Additional deliveries made through the NOC accounted for approximately 37% and 34% of the volume increase in the quarter and nine months ended September 30, 1997, respectively, versus the same periods in the prior year. The Company believes that the increase in the volume of deliveries made through the NOC is due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of an expanded network of Company equipment located in broadcast stations, and the ability to provide electronic distribution services to customers of Mediatech and PDR.

        Average revenue per spot delivery increased to $18.86 and $18.21 in the quarter and nine months ended September 30, 1997, respectively, from $12.31 and $12.53 in the quarter and nine months ended September 30, 1996, respectively. The increases are primarily due to the addition of video deliveries and related services to the delivery mix. All deliveries performed in the first nine months of 1996 were deliveries of audio content. The retail list prices for the delivery of the first video spot are as much as 50% to 100% greater than those for an audio delivery and can be significantly higher, depending upon the level of value added services (editing, close captioning, etc.) that may be included in an order. In the quarter ended September 30, 1997, video deliveries and related services accounted for approximately 29% of total deliveries and 38% of total revenue, including approximately 80,000 video deliveries and $3.0 million of the spot video revenue recorded by PDR and Mediatech. In the nine months ended September 30, 1997, video deliveries and related services accounted for approximately 22% of total deliveries and 36% of total revenue, including approximately 164,000 video deliveries and $6.1 million of spot video revenue recorded by PDR and Mediatech.

        Average revenue per audio delivery increased to $13.41 and $13.70 in the quarter and nine months ended September 30, 1997, respectively, from $12.31 and $12.53 in the quarter and nine months ended September 30, 1996, respectively. These increases are due primarily to an increased proportion of deliveries made using the Company's Priority and Express services, which provide delivery within one hour and four hours, respectively. Such deliveries accounted for approximately 11% and 12% of audio volume in the quarter and nine months ended September 30, 1997 versus approximately 12% and 10% of audio volume in the quarter and nine months ended September 30, 1996, respectively. The Priority service, which accounted for approximately 4% and 3% of audio volume in the quarter and nine months ended September 30, 1997, respectively, was introduced in the fourth quarter of 1996.

Delivery and Material Costs

        Delivery and material costs were $3,886,000 and $694,000 for the quarters ended September 30, 1997 and 1996, respectively, and $7,174,000 and $2,021,000 for the nine months ended September 30, 1997 and 1996, respectively. The 460% increase of delivery and material costs in the quarter ended September 30, 1997 over the same period in the prior year and the 255% increase for the nine months ended September 30, 1997 over the same period of the prior year is due to the increased volume of video deliveries, in particular video deliveries dubbed and shipped from PDR and Mediatech, as well as the increased volume of audio and video deliveries performed through the Company's NOC. The increased costs include both delivery expenses and the direct materials costs required when physically duplicating an audio or video spot. Such material costs are not required in the case of electronic delivery. Additionally, costs related to revenues other than spot delivery totaled approximately $1.3 million in the quarter and nine months ended September 30, 1997, respectively.

         Delivery and material costs as a percentage of revenues increased to 44% of revenues from 31% of revenues in the quarters ended September 30, 1997 and 1996, respectively, and increased to 38% of revenues from 31% of revenues in the nine months ended September 30, 1997 and 1996, respectively. The increases in delivery and material costs as a percentage of revenues are due to the increased proportion of video deliveries in the delivery mix, most of which were performed physically by PDR and Mediatech, and the additional costs incurred for services provided other than spot delivery. All delivery and material costs in the periods ended September 30, 1996 had been for the delivery of spot audio content. Delivery and material costs as a percentage of audio delivery revenues was approximately the same in the quarter and nine months ended September 30, 1997, 32% and 31%, respectively, as in the same periods of the prior year because improvements in costs as a percentage of revenue of audio spots delivered electronically were offset by the increased costs of audio deliveries performed physically by Mediatech and PDR and the additional costs incurred by the Company as a result of the UPS strike in August. Video delivery and material costs as a percentage of revenues were approximately 45% and 46% in the quarter and nine months ended September 30, 1997, respectively, and such costs related to revenue other than spot delivery were approximately 63% and 46% of the related revenues for the quarter and nine months ended September 30, 1997, respectively.

        The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.* See "Certain Business Considerations -- Potential Fluctuations In Quarterly Results; Seasonality."

Customer Operations

        Customer operations expenses were $3,241,000 and $904,000 for the quarters ended September 30, 1997 and 1996, respectively, and $7,480,000 and $2,772,000 for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily the result of the consolidation of the costs of PDR and Mediatech operations. In addition, these expenses have increased versus the same periods of the prior year due to the addition of the personnel necessary to establish the operational capacity to support growth in the electronic video delivery business. These additional costs include the costs, primarily labor expenses, of personnel involved in assembly of Advantage Video Playback Systems ("DVPSs") as well as customer and technical support.

        Customer operations expenses as a percentage of revenues decreased to 37% of revenues from 40% of revenues in the quarters ended September 30, 1997 and 1996, respectively, and decreased to 40% of revenues from 43% of revenues in the nine months ended September 30, 1997 and 1996, respectively. These decreases in customer operations expenses as a percentage of revenue are primarily the result of improved efficiency in performing audio deliveries which has reduced the related customer operations costs as the Company has realized the benefits of economies of scale from the increased volume of audio deliveries and has also improved the efficiency of its order processing procedures. These cost reductions in the processing of audio orders and maintaining the audio units of the network have more than offset the impact of the relatively more expensive customer operations expenses of PDR and Mediatech which were 37% and 42% of combined PDR and Mediatech revenues in the quarter and nine months ended September 30, 1997, respectively.

        The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.* The Company believes that in order to compete effectively and manage future growth it will be necessary to continue to implement changes which improve and increase the efficiency of its customer operations.* See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing

        Sales and marketing expenses increased 36% to $1,232,000 for the quarter ended September 30, 1997, from $905,000 for the quarter ended September 30, 1996, and increased 18% to $3,373,000 in the nine months ended September 30, 1997 from $2,858,000 in the nine months ended September 30, 1996. The increase in sales and marketing expenses in the quarter and nine months ended September 30, 1997 is due primarily to the consolidation of the costs of the PDR and Mediatech sales groups.

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

        Research and development expenses increased 33% to $688,000 for the quarter ended September 30, 1997, from $519,000 for the quarter ended September 30, 1996, and increased 28% to $1,956,000 in the nine months ended September 30, 1997 from $1,527,000 in the nine months ended September 30, 1996. These increases are due primarily to the compensation expense associated with hiring and retaining engineering staff and the testing costs, principally frame relay and satellite transmissions, incurred in the continuing enhancement of the network for the transmission of video content.

         The Company expects that research and development expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.*

General and Administrative

        General and administrative expenses increased 145% to $998,000 for the quarter ended September 30, 1997, from $407,000 for the quarter ended September 30, 1996, and increased 89% to $2,239,000 in the nine months ended September 30, 1997 from $1,187,000 in the nine months ended September 30, 1996. These increases are primarily due to the consolidation of the expenses of PDR and Mediatech administrative staff as well as the additional costs necessary to meet the reporting requirements of a publicly traded company. In addition, the Company recorded approximately $125,000 of severance expense in the third quarter of 1997 related to management and staff changes in process as a result of the acquisition and other organizational changes.

         The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of sales in future periods.*

Depreciation and Amortization

        Depreciation and amortization expenses increased 123% to $2,628,000 in the quarter ended September 30, 1997 from $1,181,000 for the quarter ended September 30, 1996 and increased 115% to $6,361,000 for the nine months ended September 30. 1997 from $2,955,000 for the nine months ended September 30, 1996. These increases versus the same periods in the prior year are due to the continued expansion of the Company's network. The Company's total investment in network equipment has more than doubled to $29.5 million at September 30, 1997 from $13.7 million at September 30, 1996. In particular, the Company has acquired approximately $8.0 million of equipment as a result of the acquisitions of Mediatech and PDR, has made capital additions of approximately $6.9 million between September 30, 1996 and September 30, 1997 in support of its video delivery service plan, and has increased the number of units located at broadcast stations at September 30, 1997 by approximately 16% from the number at September 30, 1996. In addition, the Company recorded amortization expense of $251,000 and $465,000, respectively, in the three and nine months ended September 30, 1997 related to the goodwill and other intangible assets recorded in connection with the November 1996 acquisition of PDR and the July 1997 acquisition of Mediatech.

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

Interest Income and Interest Expense

        Interest income decreased 65% to $138,000 in the quarter ended September 30, 1997 from $399,000 for the quarter ended September 30, 1996 and decreased 45% to $604,000 in the nine months ended September 30, 1997 from $1,096,000 for the nine months ended September 30, 1996. These decreases are primarily the result of reductions in levels of cash and cash equivalents and short term investments versus the same periods of the prior year. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund the Company's operating, investing and financing activities. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.* See "Liquidity and Capital Resources."

        Interest expense increased 69% to $762,000 in the quarter ended September 30, 1997 from $451,000 in the quarter ended September 30, 1996 and increased 57% to $1,826,000 for the nine months ended September 30, 1997, from $1,166,000 for the nine months ended September 30, 1996. These increases are primarily due to increased debt resulting from leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $14.1 million at September 30, 1997 from $10.3 million at September 30, 1996. Also, during the first three quarters of 1997, the Company incurred additional interest expense totaling $332,000 on the promissory notes given as consideration in the November 1996 acquisition of PDR and the July 1997 acquisition of Mediatech. In addition, the Company incurred $117,000 of interest expense in the quarter ended September 30, 1997 on the Mediatech debt existing at the time of the acquisition. The Company expects interest expense will increase in the future based on the increased levels of borrowing.* See "Liquidity and Capital Resources."

Liquidity and Capital Resources

        Net cash used in operating activities, including the adjustment for depreciation and amortization, increased to $4.2 million in the nine months ended September 30, 1997 from $3.9 million in the nine months ended September 30, 1996. The net loss, exclusive of depreciation and amortization, increased to $4.6 million in the nine months ended September 30, 1997 from $3.9 million in the nine months ended September 30, 1996. In addition, changes in working capital balances provided $.4 million of cash in the nine months ended September 30, 1997.

        As detailed in the notes to the financial statements included in this document and the Company's Current Report on Form 8-K filed August 1, 1997, the Company acquired 100% of the capital stock of Mediatech in July 1997. The Company initially funded the cash portion of the purchase price from $8.0 million of the cash and cash equivalents available at June 30, 1997 and with $6.0 million of short-term borrowings which were subsequently repaid with the proceeds of the first tranche of the Company's private placement of the Series A Preferred Stock, which is also detailed in the notes to financial statements and the Company's Current Report on Form 8-K filed August 1, 1997. Total net proceeds to the Company from closing two tranches of the Company's private placement of Series A Preferred Stock totaled approximately $14.0 million, essentially equal to the cash portion of the Mediatech purchase. In connection with the purchase, the Company also issued a $1.6 million subordinated promissory note and a $2.2 million secured subordinated promissory note and assumed $5.4 million of existing Mediatech debt.

        The Company used cash of $4.1 million for the purchase of property and equipment in the nine months ended September 30, 1997. In the nine months ended September 30, 1996, the Company purchased $ .9 million of property and equipment and an additional $ 5.6 million of additions had been financed with capital lease obligations. The capital additions for the nine month periods ended September 30, 1997 were a result of the Company's continued expansion of its network, particularly the video delivery service plan.

        Proceeds from issuance of common stock were $74,000 and $29,563,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Proceeds in 1996 included $29,490,000 received from the Company's initial public offering completed in February 1996.

        Principal payments on long-term debt were $3.9 million in the nine months ended September 30, 1997 versus $ 1.6 million in the nine months ended September 30, 1996, primarily reflecting the increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions. Principal payments included the first $350,000 payment on the secured subordinated note issued as part of the Mediatech acquisition. In January 1997 the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. In the first nine months of 1997, this facility was used to finance a total of $4.4 million of property and equipment which had been purchased late in 1996 as well as in the first nine months of 1997.

        At September 30, 1997, the Company's current sources of liquidity included cash and cash equivalents of $9.2 million, short-term investments of $3.0 million, and $1.6 million available to finance capital expenditures under a long-term credit facility which can be drawn on through June 1998. Other than the commitments incurred in the acquisition of Mediatech, the commitments under capital leases, term debt, and the note payable issued in connection with the acquisition of PDR, the Company currently has no significant capital commitments. The Company believes that its existing sources of liquidity, including the expected closing of the second tranche of the Series A preferred stock offering, will satisfy the Company's projected working capital, capital lease and term loan commitments through June 1998. * See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."


        CERTAIN BUSINESS CONSIDERATIONS

        The Company's business is subject to the following risks in addition to those described elsewhere in this Report.

        History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception and expects to continue to generate net losses for a minimum of the next twelve months. As of September 30, 1997, the Company's accumulated deficit was $ 39.1 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth, a significant portion of which is due to acquisitions, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success also will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs.* There can be no assurance the Company's sales will grow or be sustained in future periods, that the Company will be able to reduce delivery and service costs, or that the Company will achieve or sustain profitability in any future period.

        Dependence on Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its network operating center and populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However there can be no assurance that placement of these units will cause this service to achieve adequate market acceptance among customers which require video advertising content delivery. The inability to place units in an adequate number of stations or the inability to capture market share among content delivery customers as a result of price competition or new product introductions from competitors would have a material adverse effect on the Company's business, operating results and financial position. In addition, the Company believes that in order to more fully address the needs of potential video delivery customers it will need to develop a set of ancillary services which are typically provided today by dub and ship houses. These ancillary services, which include physical archiving, closed captioning, modification of slates and format conversions, will need to be provided on a localized basis in each of the major cities in which the Company provides services directly to agencies and advertisers. The Company currently has the capability to provide such services to the New York City market through PDR and to the Los Angeles and Chicago markets through Mediatech. However, there can be no assurance that the Company will successfully contract for and provide these services in each major metropolitan area or that the Company will be able to provide competitive video distribution services in other U.S. markets. Unless the Company can successfully continue to develop and provide video transmission services, it may be unable to retain current or attract future audio delivery customers who may ultimately demand delivery of both media content.

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

        Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, and DVPS video units and to introduce additional services.* The Company also continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. Assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves, the Company anticipates that the net proceeds from its initial public offering completed in February 1996, together with its existing capital, cash from operations, and the proceeds from the Company's Series A Convertible Preferred Stock financing will be adequate to satisfy its capital requirements through at least June 1998. There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements or that the Company will not require additional capital sooner than currently anticipated.

        Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and the Series A Convertible Preferred Stock financing and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.* In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain financing for acquisitions on acceptable terms may prevent the Company from completing advantageous acquisitions and consequently may adversely effect the Company's prospects and future rates of growth. The inability to obtain required financing for continuing operations or an acquisition would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

        The terms of the Series A Convertible Preferred Stock issued by the Company to finance the acquisition of Mediatech, contain certain rights which would prevent the Company from realizing the fourteen percent (14%) of the proceeds of currently held in escrow and would require the Company to pay cash dividends, commencing January 1, 2000, in the event that certain performance milestones are not satisfied. If the company fails to meet such performance milestones, the payment of cash dividends on its outstanding Series A Convertible Preferred Stock could have a material adverse effect on the Company's business, financial condition and results of operations. See " Preferential Rights of Outstanding Preferred Stock."

        Dependence on Emerging Markets. The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services, long standing relationships with existing dub and ship vendors, and, currently, a service offering which is limited in comparison to the offerings of some dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, there can be no assurance that the Company will be able to conform its products to such standards in a timely fashion, or at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner, and there can be no assurance that the Company will be successful in developing such services, and in obtaining new customers for such services. See "Dependence on New Product Introductions." There can also be no assurance that the Company will be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of the Company's network, including the Company's field receiving equipment and rooftop satellite antennae.

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

        Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station system interface, and work on reliability and throughput enhancement of the network. The Company's ability to successfully introduce electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while increasing the compression ratio, with the Company's existing network. Work in TV station system interface includes implementation of various system control protocols such as the Sony RS422 Interface, which is a requirement in many major TV stations. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis. See "Dependence on Certain Suppliers."

        The introduction of products embodying new technologies can render existing products obsolete or unmarketable. There can be no assurance that the Company will be successful in identifying, developing, contracting for the manufacture of, and marketing product enhancements or new products that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the commencement of commercial availability of new products and services and enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue. If the Company is unable, for other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner or if new versions of existing products do not achieve a significant degree of market acceptance, there could be a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Radio Advertising. The Company's revenues to date have been derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a significant portion of the Company's revenues for some time.* A decline in demand for, or average selling prices of, the Company's radio advertising delivery services, whether as a result of competition from new advertising media, new product introductions or price competition from competitors, a shift in purchases by customers away from the Company's premium services such as DG Express, technological change or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company is dependent upon its relationship with and continued support of the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership, or discontinue the use of the Company's equipment in any way, it could materially adversely affect the Company's business, operating results and financial condition.

        Dependence on New Product Introductions. The Company's future growth depends on its successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. The Company's goals are to introduce new services, such as media archiving and the ability to quickly and reliably give an agency the ability to preview and authorize electronic delivery of video advertising spots. There can be no assurance that the Company will successfully complete development of such products and services, or that if any such development is completed, that the Company's planned introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. During the first quarter of 1997, the Company and ABC Radio Networks ("ABC") concluded field trials for an extension to the Company's existing network through which ABC could distribute advertising and programming to ABC's affiliate radio stations. Further development of these products for ABC was formally ended in September 1997 The Company does not foresee any material adverse impact to future operations as a result of this decision.*

        Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse that effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of Record Send Terminals ("RSTs"), RPTs and DVPS video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

        Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Moreover, Digital Courier International Corporation has deployed a system to electronically deliver audio content in Canada and the United States and several other companies have announced such systems. As a result, there can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery.

        In the market for the electronic distribution of digital video transmissions to television stations, the Company encounters competition from VDI Media and Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies which includes CycleSat, Inc., in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming. In addition, Applied Graphics Technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house and current customer of the Company , in December 1996 as an entry to this market. In 1997, Applied Graphics is reported to have acquired additional dub and ship operations. Although Spotlink revenues were less than 5% of the Company's revenues in 1996, the Company considers Spotlink to be a significant customer for the Company's audio delivery service. There can be no assurance that Spotlink will continue to be a customer of the Company, and the loss of Spotlink as a customer could have a material adverse effect on the Company's operating results.

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

        Ability to Manage Growth. The Company has recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management, operating and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company believes that to achieve these objectives it must complete the automation of the customer order entry process and the integration of the delivery fulfillment process into the customer billing system and integrate these systems with those of PDR and Mediatech. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

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


        Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of the Company and their respective affiliates own approximately 38% of the Company's Common Stock and recently-issued Series A Convertible Preferred Stock, which votes together with Common Stock on all matters submitted to the shareholders of the Company. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

            Preferential Rights of Outstanding Preferred Stock. The Company has issued and outstanding 4,950,495 shares of its Series A Convertible Preferred Stock (the "Series A Preferred"). The rights of the Series A Preferred include certain rights and preferences set forth in the Company's Certificate of Determination of Rights of Series A Convertible Preferred Stock, which rights could materially limit or qualify the rights of holders of the Company's Common Stock and have a material adverse effect on the prevailing market price of the Common Stock. Such rights include, without limitation, the right to participate, on an as converted basis, in any and all dividends declared or paid, or set aside for payment, in respect of outstanding shares of the Company's Common Stock, and to receive a cumulative cash dividend, commencing January 1, 2000, in a per annum amount equal to 7% of the then applicable conversion price of the Series A Preferred in the event that the Company has less than $17.8 million in total combined revenue for the Company's fiscal third and fourth quarters of 1997, or has failed to complete and make available for customer use by December 31, 1997 its Sony RS 422 Standard Video Transmission Interface (but only insofar as it is possible to support a tape interface with an MPEG disk based system). Not withstanding the foregoing, the holders of Series A Preferred will not be entitled to receive a cumulative cash dividend if the market price of the Company's Common Stock is more than two times the then applicable conversion price of the Series A Preferred for 25 of 40 consecutive trading days at any time following the Company's announcement of its fourth quarter earnings for its fiscal year 1997. In the event that the Company is required to pay a cumulative cash dividend in respect of the Series A Preferred, the business, financial condition and results of operations of the Company may be materially and adversely affected. The rights of the Series A Preferred also include the right to receive a payment, prior to any payment to the holders of the Company's Common Stock, in a per share amount equal to the purchase price paid per share of Series A Preferred in the event of any voluntary or involuntary liquidation, distribution of assets (other than a payment of dividends), dissolution or winding up of the affairs of the Company. In addition, the Series A Preferred has certain special voting rights. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of Series A Preferred, which in turn could adversely affect the prevailing market price for the Company's Common Stock.

        The Series A Preferred is convertible, at the option of the holder, into shares of the Company's Common Stock. The Series A Preferred also will automatically convert into shares of the Company's Common Stock upon the satisfaction of certain conditions. The Series A Preferred, and the shares of Common Stock issuable upon the conversion of such shares of Series A Preferred, are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Accordingly, such shares, if sold pursuant to Rule 144, will be subject to the resale provisions applicable to restricted securities under Rule 144. The availability for sale, as well as actual sales, of the Company's Common Stock issuable or issued upon the conversion of the Series A Preferred may depress the prevailing market price for the Common Stock and could adversely affect the terms upon which the Company would be able to obtain additional equity financing.

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

ITEM 2. CHANGES IN SECURITIES

        (a) Not applicable.

        (b) The information required to be reported in this Item 2(b), relating to a change in the Articles of Incorporation of the Registrant in a manner that materially limits or qualifies the rights of holders of Common Stock, has been previously reported on the Registrant's Quarterly Report on Form 10-Q, which was filed on August 14, 1997.

        (c) Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information required to be reported in this Item 4, relating to the submission of certain matters for the approval of the Company's shareholders, has been previously reported on the Registrant's Current Report on Form 8-K/A-1, which was filed on September 11, 1997.


ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

    EXHIBIT                           EXHIBIT TITLE
    NUMBER                            -------------
    -------
  3.1.1(d)     Restated Articles of Incorporation of registrant.

  3.1.2(h)     Certificate of Determination of Rights of Series A Convertible
               Preferred Stock of Digital Generation Systems, Inc., filed by the
               Secretary of State of the State of California on July 16, 1997.

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

   10.4(b)     Form of Restricted Stock Agreement.

 10.5.1(c)     Content Delivery Agreement between the Company and Hughes Network
               Systems, Inc., dated November 28, 1995.

 10.5.2(c)     Equipment Reseller Agreement between the Company and Hughes
               Network Systems, Inc., dated November 28, 1995.

   10.6(b)     Amendment to Warrant Agreement between the Company and Comdisco,
               Inc., dated January 31, 1996.

   10.7(j)     Special Customer Agreement between the Company and MCI
               Telecommunications Corporation, dated May 5, 1997.

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

    EXHIBIT                           EXHIBIT TITLE
    NUMBER                            -------------
    -------

  10.26(f) Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital Generation Systems, Inc., and Pat DeRosa.

  10.27(h)     Loan Agreement dated as of January 28, 1997 between Digital
               Generation Systems, Inc. as Borrower, and Venture Lending and
               Leasing, Inc. as Lender and exhibits thereto.

  10.28(i) Stock Purchase Agreement, dated as of July 18, 1997, by and between Digital Generation Systems, Inc., a California corporation, IndeNet, Inc., a Delaware Corporation, and exhibits thereto.

  10.29(i) Preferred Stock Purchase Agreement, dated as of July 14, 1997, by and among Digital Generation Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as Exhibit A thereto.

  10.30(i)     Amendment to Preferred Stock Purchase Agreement, dated as of July
               23, 1997, by and among Digital Generation Systems, Inc. and the purchasers listed on the Exhibit A thereto.

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

(h) Incorporated by reference to the exhibit bearing the same number filed with registrant's quarterly report on Form 10-Q filed May 15, 1997.

(i) Incorporated by reference to the exhibit bearing the same title filed with registrant's Form 8-K filed August 1, 1997.

(j) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.




(b)  Reports on Form 8-K.


        (1) Current Report on Form 8-K filed on August 1, 1997, reporting that Registrant had acquired all of the outstanding stock of Starcom Mediatech, Inc. ("Mediatech"), on July 18, 1997 and entered into a Preferred Stock Purchase Agreement dated July 14, 1997, as amended on July 23, 1997, to fund a portion of the purchase price for Mediatech.

        (2) Current Report on Form 8-K/A-1 filed on September 11, 1997, reporting the second closing under a Preferred Stock Purchase Agreement, dated July 14, 1997, as amended on July 23, 1997, by and among the Registrant and the Purchasers listed on Exhibit A thereto.

        (3) Current Report on Form 8-K/A-2 filed on September 29, 1997, providing audited financial statements for Mediatech and pro forma combined financial statements for the period ended June 30, 1997.

        (4) Current Report on Form 8-K/A-3 filed on November 7, 1997, reporting a post-closing adjustment to the purchase price for the acquisition of Mediatech.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL GENERATION SYSTEMS, INC.



Dated:  November 14, 1997             BY: /s/ THOMAS P. SHANAHAN
                                      -------------------------------
                                          THOMAS P. SHANAHAN
                                          VICE PRESIDENT & CHIEF FINANCIAL
                                          OFFICER (PRINCIPAL FINANCIAL AND
                                          CHIEF ACCOUNTING OFFICER)