Form 10-K
period 1997-12-31
DIGITAL GENERATION SYSTEMS INC
filed 1998-03-31
CIK 934448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 27, 1998 as reported on the Nasdaq National Market, was approximately $33,688,648. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 27, 1998, the registrant had 12,210,625 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998 (the "Proxy Statement"). Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

===============================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                PAGE
                                                                      ----
ITEM 1.     BUSINESS .................................................  1

            Industry Background ......................................  1

            The Company ..............................................  2

            Products and Services ....................................  3

            The DG Systems Network ...................................  4

            Markets and Customers ....................................  5

            Sales, Marketing and Customer Service ....................  6

            Competition ..............................................  7

            Intellectual Property and Proprietary Rights .............  8

ITEM 2.     PROPERTIES                                                  8

ITEM 3.     LEGAL PROCEEDINGS                                           8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT                        9

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                        11

                                                                           PAGE
                                                                           ----
ITEM 6.     SELECTED FINANCIAL DATA

            Statement of Operations ..................................      12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            Overview .................................................      13

            Results of Operations ....................................      14

            Liquidity and Capital Resources ..........................      20

            Certain Business Considerations ..........................      21

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     28

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                             28

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              29

ITEM 11.    EXECUTIVE COMPENSATION                                          29

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                      29

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  29

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.                                                    30

            SIGNATURES .................................................    33

                                     PART I

ITEM 1.   BUSINESS

     Digital Generation Systems, Inc. ("DG Systems" or the "Company") operates a nationwide, value added digital network which links hundreds of advertisers and advertising agencies with more than 5,500 radio stations and 500 television stations across the United States. The Company's fault-tolerant network operations center delivers audio, video, image and data content which facilitates transactions among advertising industry participants.

     The Company is the leading provider of electronic distribution of audio spot advertising to radio stations. In 1996 the Company entered the market for the electronic distribution of video spots to television stations, cable systems and networks. DG Systems generates its revenues principally from advertising agencies, advertisers, tape duplication vendors and dealers, syndicated programmers and music companies that principally service these markets. The Company believes that its digital network enables rapid, cost-effective and reliable transmission of audio and video broadcast content, and provides higher levels of quality, control and flexibility than the other distribution methods currently available. In July 1997, the Company purchased Starcom Mediatech, Inc. ("Mediatech"), a provider of broadcast video and audio duplication, syndicated program distribution and corporate media duplication services with facilities in Chicago, Los Angeles and New York, augmenting its November 1996 acquisition of PDR Productions, Inc. ("PDR"), a New York City-based broadcast production services company. As a result of these acquisitions the Company has become a leading provider of video advertising distribution and is rapidly adding new customers to its digital audio and video network. Moreover, the Company believes it now offers the most complete range of post production services, including editing, duplication, color control, close captioning, content review, quality assurance, archiving and format conversions in this market. The Company currently provides these services through its facilities in New York City, Chicago, Louisville, Los Angeles and San Francisco.

INDUSTRY BACKGROUND

     While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,200 commercial television stations in the United States. These stations generate revenue principally by selling air time to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for advertisers that are local in nature. Advertising is characterized as "network" or "spot", depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a "network feed" (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

     Spot advertising air time is typically purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers and their agencies select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and other demographic characteristics. The actual commercials or "spots" are typically produced at a production studio and recorded on tape. Variations of the spot intended for specific demographic groups also are produced at this time. The spots undergo a review of quality and content before being cleared for transmission to broadcast stations, one submaster per market group. Tapes containing the spot and its variations are then duplicated, packaged, labeled and shipped to the radio and television stations and cable headends specified by the advertiser or its agency.

     The predominant method for distributing spot advertisements to radio and television stations traditionally has been the physical delivery of analog audio or video tapes. The Company estimates that more than 50% of radio spots and more than 90% of video spots are delivered by air express services. The remainder are produced within individual stations, delivered by local delivery services or picked up from the originating studio by station employees. Many companies, commonly known as "dub and ship houses", are in the business of duplicating audio and video tapes and packing them for air express delivery. The Company estimates that more than four million audio tapes and more than six million video tapes were delivered via air express to radio and television stations in 1997 through the efforts of approximately 400 production studios and dub and ship houses.

THE COMPANY

     DG Systems is a leading provider of electronic and physical distribution and ancillary post-production services for audio and video content to advertising agencies, production studios and broadcast stations throughout the United States. The Company, a California corporation, was incorporated in 1991. The Company has developed a digital network currently serving over 5,500 radio stations and 500 television stations that is controlled through the Company's network operating center. This network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. With DG Systems' network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive at stations in as little as one hour after an order is received. Typically associated traffic (text) instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, the Company sends the customer a confirmation specifying the time of delivery. Additionally, the Company's digital network delivers close to "master" quality audio or video to broadcast stations, which is superior to that currently delivered on analog tape.

     DG Systems generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. The Company has historically operated and currently operates without substantial backlog. The Company receives distribution orders with specific routing and timing instructions provided by the customer. These orders are then entered into the Company's computer system and scheduled for electronic delivery if a station is on the Company's network, or scheduled for physical delivery via the Company's various dub and ship facilities if the station is not on the network.

     Audio content is delivered electronically to the Company's network operating center from Record Send Terminals ("RSTs") that are owned by the Company and deployed primarily in production studios. When an audio spot is received, Company personnel currently review the audio and then initiate the electronic transaction to transmit the audio to the designated radio stations. Audio transmissions currently are delivered over standard telephone or ISDN lines.

     Video content is delivered electronically to the Company's network operating center primarily from DG Video Record Transmission Systems ("VRTSs") that are owned by the Company and deployed primarily in production studios. Video content also can be delivered to the Company's network operating center through air freight carriers or through high-speed communication lines from collection points in locations where VRTSs are not available. When a video spot is received, Company personnel initiate the electronic transaction to transmit the video to designated television stations. Video transmissions are sent via high speed frame relay links to a satellite uplink facility and are then delivered directly to television stations and cable headends via the satellite network.

     Audio and video transmissions are received at designated radio and television stations on DG's Receive Playback Terminals ("RPTs") and ADvantage Digital Video Playback Systems ("DVPS"), respectively, which enable stations to receive and playback material delivered through the Company's digital distribution network. The units are owned by the Company and typically are installed in the "master control" or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its network operating center, the Company monitors the spots stored in each Receive Playback Terminal or Video Playback System and ensures that space is always available for new transmissions. The Company can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order.

     DG Systems currently offers four primary levels of digital distribution services to broadcast advertisers distributing content to broadcast stations: DG Priority, a service which guarantees arrival of the first spot on an order within one hour; DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. The Company also offers a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours. The DG Priority service currently is available only for audio distribution.

     In addition to its standard services, the Company has developed unique products to service three vertical markets with particular time-sensitive delivery needs. "Sweeps" delivery is a specialized service to television stations that wish to advertise on radio to stimulate viewership during the periods of ratings conducted by the A.C. Nielsen Company in February, May, September, and November of each year. The Company also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. The Company distributes first release music singles and uses unique software functionality to insure that the singles are released throughout the network to all stations simultaneously thereby eliminating concerns of favoritism or premature release. Finally, the Company delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

     The Company also provides audio and video duplication services, syndicated programming distribution services, and a host of other ancillary post production services through its nationwide facilities in New York, Chicago, Louisville and Los Angeles.


PRODUCTS AND SERVICES

     The Company's mission is to become the leading provider of electronic delivery and related value-added services to broadcast advertisers. The Company also seeks to become the industry standard for digital delivery of both audio and video broadcast content.

     Audio Advertising Distribution. Prior to the Company's acquisitions of PDR and Mediatech, substantially all of the Company's revenues were derived from the delivery of radio advertising from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a significant share of the Company's revenues for some time. See "The Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Radio Advertising." The Company also derives revenue from its offering of audio distribution services in the three vertical markets: sweeps; local/regional newspapers; and political advertising. See "The Company." Finally, the Company derives limited revenue today through its studio services, which enable production studios to directly exchange audio files with each other without the intervention of Company personnel.

     Video Advertising Distribution. The Company believes that the delivery of television advertising is characterized by many of the same challenges facing radio advertisers. The Company introduced its video distribution services in the third quarter of 1996. To date the Company has deployed a video distribution network consisting of over 500 television stations and cable systems, which currently are on-line and able to receive video content through the Company's network. The Company is actively marketing and selling its video services to agencies, advertisers and dealers. As most of the Company's radio advertising customers also are active television advertisers, many of its current customers who already utilize the Company's audio spot distribution services are candidates for or already are utilizing its video services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Video Advertising Delivery Service Deployment", and "-- Dependence on Technological Developments" and " -- Competition."

     Further, the Company's acquisitions of PDR and Mediatech have enabled it to provide digital delivery to a larger base of customers and to provide ancillary post-production services in the major markets to allow "one-stop shopping" for media preparation and distribution services.

     Syndicated Program Distribution. The Company also generates revenue by distributing syndicated programming. This service primarily consists of integrating commercials into syndicated programs and uplinking the completed programs to satellites for distribution to stations nationwide as well as the physical duplication and shipping of shows to stations that do not receive a satellite feed.

     Corporate Duplication. The Company also generates revenues from the duplication of corporate content. This service primarily consists of large quantity duplication of training, corporate or product information tapes on non-broadcast quality tape stock, such as VHS.

     Music Distribution. The Company also derives revenues from its "first release music deliveries", in which it offers music labels the capability to electronically distribute first-release music singles simultaneously to selected radio stations. The release of a new album by an established musical artist is often the focus of a marketing campaign culminating in the simultaneous release of a hit single to radio stations in key markets. Music labels share the concerns of advertisers and agencies regarding the timeliness and reliability of delivery, and in addition seek to maximize publicity by employing a secure delivery system that ensures all selected radio stations will receive the single just in time for the scheduled release but prevent it from being aired before that time. In addition, new or "up and coming" artists backed by major record labels seek the opportunity to market their music to radio stations through innovative means, including simultaneous, first release distribution.

     The Company's future growth depends on its successful and timely introduction of new products and services, often in markets that do not currently exist or are just emerging. The Company currently is undertaking efforts to develop new products and services. There can be no assurance, however, that the Company will successfully complete such development or that, if such development is completed, the Company's introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Emerging Markets."

THE DG SYSTEMS NETWORK

     DG Systems has developed a sophisticated, highly scaleable network communication system to provide network transaction services to the targeted production studios and stations. Today this system supports two-way communication to remote production studios and stations via standard telephone lines, ISDN lines, digital data satellite and frame relay connections. The Company intends to continue adding communications capabilities, such as Internet links, as they become widely available and economically attractive. The modular system design and use of industry standard technology enables system capacity to be increased easily and quickly. DG Systems can maintain over 800 simultaneous connections today. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Ability to Manage Growth" and " -- Future Capital Needs; Uncertainty of Additional Funding."

     The Company's network consists of the following: (i) Record Send Terminals (audio) and Video Record and Transmission Systems (video) owned by the Company and installed primarily at production studios; (ii) a network operating center at the Company's headquarters used to process, route and store digital content; and (iii) ADvantage Receive Playback Terminals (audio) and ADvantage Digital Video Playback Systems (video) owned by the Company and installed at broadcast stations.

     Record Send Terminal. The RST is a PC-based audio encoder and communications server with a full screen monitor and keyboard. The RST accepts audio in either analog or digital format and encodes the audio using an efficient algorithm for transmissions to the Company's network operating center.

     Video Record Transmission System. The VRTS is a video encoder and communications server with a full screen monitor and keyboard. The VRTS accepts video in either analog or digital format and encodes the video using a standard MPEG-2 compression algorithm for transmissions to the Company's network operating center.

     Network Operating Center. DG systems has developed a fault-tolerant client/server on-line transaction system based on relational databases and UNIX servers from Sun Microsystems. The Company has developed software applications incorporating critical operational capabilities such as transaction management, communication facility monitoring, system security, intelligent network routing and customer service databases. The major system components include (i) a transaction scheduling, monitoring and management system, (ii) a media collection, processing and delivery system which is designed to handle audio, video, image and data organizing the delivery content by destination address, and routing those deliveries by the most cost-effective route, and (iii) a high-capacity media storage and archive system that indexes and archives every media file delivered by the Company.

     ADvantage Receive Playback Terminal. The RPT is a rack-mountable, PC-based communication server and media decoder that enables radio stations to receive and play back audio content delivered through the Company's digital distribution network. The RPT communicates with the Company's network to exchange media and transactional information, and allows users to play back broadcast quality audio on demand. RPT software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

     ADvantage Digital Video Playback System. The DVPS is a rack-mountable, PC-based communication server and video decoder that enables television stations and cable systems to receive and play back advertisements delivered through the Company's digital distribution network. The DVPS communicates with the Company's network to exchange media and transactional information, and allows users to play broadcast quality video on demand. The DVPS includes a fully integrated monitor and keyboard and has the disk capacity to store up to 250 30-second spots. DVPS software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrades as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

     Hughes DirecPC Satellite Interface. The Company has a joint development and deployment agreement with Hughes Network Systems, Inc. for satellite delivery to its network of stations. The Company has developed an electronic interface between its network operating center and the Hughes satellite uplink facility. The Company also has integrated the Hughes DirecPC satellite technology into its DVPSs to permit the receipt of media content from satellite as well as from terrestrial connections.

     DG's extensive network of digital audio receive playback terminals and video playback systems strategically placed across the country in broadcast stations, its record send terminals and video record transmission systems, coupled with unique encoding, compression and complex communications software, connected via its Network Operating Center described above, and an established customer base, create important barriers to entry for potential competitors. The transmission of content is controlled by a very comprehensive transaction scheduling, routing, monitoring and delivery management system which the Company believes would be very difficult to replicate. Additionally, DG's audio and video capabilities now are complemented with facilities in New York City, Chicago, Louisville, and Los Angeles to handle customers' other production services needs. The Company believes that no single competitor today offers DG System's audio, video, and production services capabilities which are deliverable locally and nationally via several strategic locations.

MARKETS AND CUSTOMERS

     A large portion of the Company's current revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. The Company derives revenue from advertising agencies directly and from its marketing partners, which are typically dub and ship houses that have signed agreements with the Company to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via the Company's electronic delivery service in exchange for price discounts from the Company. The advertisements distributed by the Company are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products including soft drinks, and entertainment. The volume of advertising from these segments is subject to substantial seasonal and cyclical variations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Potential Fluctuations in Quarterly Results; Seasonality."

     In addition to its core distribution services, DG Systems has identified vertical-market applications for services where same day delivery is used to promote time-sensitive content. These applications include:

     Sweeps Promotions. The A.C. Nielsen ratings periods take place during the broadcast months of February, May, September, and November. The Company's services allow local television stations, their affiliated networks and syndicators, whose own advertising rates are based on their Nielsen ratings, to promote viewership of their programs during ratings periods. In 1997, more than 100 television stations used the Company's sweeps delivery service.

     Political Campaigns. Radio and television can provide a rapid response mechanism for candidates and issue groups. The Company offers a same-day service for the facilitation of such advertising during political campaigns.

     Newspaper Headlines. Newspapers use the Company's services to deliver topical radio commercials to run during the morning or afternoon in local markets to encourage readership for local newspapers. The producer typically reads a special early edition of the paper. Stories are selected on the basis of topical content with the best chance of encouraging listeners to become readers. The spot is written, recorded, mixed and transmitted to DG Systems for distribution to local radio stations. Delivery guarantees are typically between one and two hours depending on the market.

     THE COMPANY ALSO OFFERS THE FOLLOWING SERVICES:

     Syndicated Programming Distribution. Syndicators distribute long form video programming inclusive of advertising to local television, stations and cable operators. The Company offers numerous post production services to prepare this content for broadcast and distribute it across the country. Distribution services include both satellite uplink and physical duplication and shipping to those stations which do not or cannot receive the content via satellite.

     Corporate Duplication. Corporations and other entities develop training management communications and other general information programs for internal and external distribution for various purposes. The Company provides high volume duplication of such content on non-broadcast quality tape stock, typically VHS.

SALES, MARKETING AND CUSTOMER SERVICE

     Brand Strategy. The Company's brand strategy is to position itself as the standard delivery method for the radio, television, cable, and network broadcast industry. The Company focuses its marketing messages and programs at multiple segments within the broadcast industry. Each of the segments interacts with the Company for a different reason. Agencies purchase services from the Company on behalf of their advertisers. Production studios facilitate the transmission of audio and video to the Company's network operating center. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers, the agencies and advertisers. A key strategy to providing a consistent brand theme at all levels is developing "DG" as a brand identity across these various product and services offerings.

     Sales. The Company employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of the Company's electronic distribution system and the related products and services. In addition, the Company's sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to the Company. The Company currently has field sales offices in New York, Los Angeles, and Chicago, as well as sales personnel in its San Francisco headquarters. The Company's sales force includes field sales, inside sales, and telemarketing.

     Marketing. The Company's marketing programs are directed toward demand stimulation with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, problem recovery, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major U.S. cities. The Company also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and partial sponsorship of the annual Mercury Awards of the Radio Advertising Bureau. The Company also engages in limited print advertising in advertising and broadcast oriented trade publications.

     The Company also markets to broadcast stations to arrange for the placement of its RPTs and DVPSs. The service contract offers the station free use of the RPT or DVPS, but stations generally are required to pay for a dedicated phone or ISDN line to support the transmissions.

     According to industry sources, there are over 5,200 commercial radio stations that are located in Arbitron-rated "Areas of Dominant Influence," which are the geographic areas in which national advertisers are most active. The Company believes its installed base of RPTs located in an estimated 95% of these geographic areas provides it with an important competitive advantage. The Company similarly is focusing on the largest 100 television markets as rated by A.C. Nielsen, along with the major cable interconnects and cable and broadcast networks in the largest U.S. markets.

     Customer Service.The Company's approach to customer service is based on a distributed model designed to provide focused support from key market centered offices, located in Los Angeles, San Francisco, Chicago, and New York. Clients work with assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the San Francisco Network Operating Center for electronic distribution or the Company's national duplication center in Louisville, Kentucky. The Company's distributed service approach provides direct support in the key market cities enabling the Company to develop closer relationships with clients as well as the ability to support client needs for local production services, appropriate for that local market. The Company also maintains a customer service team, dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. The Company's San Francisco customer service operation is linked to a common database system and national distribution network. These resources enable the Company to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides the Company with significant redundancy and re-route capability, enabling the Company to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

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

     The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for the Company to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media post production, preparation, distribution and trafficking services. The Company's acquisitions of Mediatech and PDR enable the Company to provide similar services in the three largest domestic advertising markets: New York, Los Angeles and Chicago. The Company plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

     The Company competes in the market for electronic audio distribution services with Digital Courier International Corporation (DCI) and Musicam Express (a subsidiary of Virtex). It competes with VDI Media and Vyvx Advertising Distribution Services, a subsidiary of The Williams Companies, Inc., in the market for electronic distribution of video content.

     To the extent that the Company is successful in entering new markets, such as delivery of other content to radio and television stations, it expects to face competition from companies in related communications markets and/or package delivery markets which offer products and services with functionality similar to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI, and Regional Bell Operating Companies could enter the market as competitors with significantly lower electronic delivery transportation costs. The Company also could face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio Networks such as ABC or Westwood One also could become competitors by selling and transmitting advertisements separately from their network content programming.

     Many of the Company's current and potential competitors in the markets for audio and video distribution have substantially greater financial, technical, marketing and other resources and larger installed customer bases than the Company. The Company expects that an increasingly competitive environment may result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the markets for the distribution of audio and video content have become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new services. There can be no assurance that the Company will be able to compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Risk Factors--Competition."

     The Company believes it has the broadest coverage in broadcast radio and the largest market share by a wide margin. The Company believes that while not yet completely installed, its base of installed plus on order backlog gives it the broadest coverage in video, plus the best technical solution for highest quality and reliability.

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


ITEM 2.  PROPERTIES

     The Company's headquarters are located at leased office space located at 875 Battery Street in San Francisco. The Company's lease is for 15,000 square feet and expires in 2001. In order to sustain uninterrupted network integrity, the Company has an agreement for non-interruptible access to emergency power and the Company has arranged for alternative fiber optic routes to maintain its fiber connection between its computers and its long distance carrier. However, there can be no assurance that a catastrophic earthquake or other natural disaster could not interrupt the company's operations. The Company leases approximately 5,000 square feet at a nearby facility on used for assembly of its field equipment and for offsite storage which expires in 2001. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2002; approximately 22,000 square feet in New York City which is occupied by DG East (formerly PDR) and expires in 2006; and approximately 13,000 square feet in Los Angeles occupied by DG West (formerly Mediatech) which expires in 2006. In addition, the Company leases 30,500 square feet in Chicago, which is occupied by DG Central (formerly Mediatech) on a month to month rental agreement, pending finalization of a long term lease. The Company believes that these facilities and offices, in addition to alternative space available to it are adequate to meet its requirements for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company and their ages as of December 31, 1997 are as follows:


      Name                   Age    Title(s)
     -----                  -----  ---------
Henry W. Donaldson           52     President, Chief Executive Officer and Director
Ken K. Cheng                 42     Senior Vice President, Chief Operating Officer
Robert H. Howard             48     Vice President, Sales
Gregory G. Schott            33     Vice President, Marketing
Thomas P. Shanahan           51     Vice President, Finance and Chief Financial Officer
Kevin R Compton (1)          39     Director
Jeffrey M. Drazan (2)        39     Director
Richard H. Harris (2)        68     Director
Lawrence D. Lenihan, Jr      33     Director
Leonard S.  Matthews (1)(2)  75     Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

        Henry W. Donaldson joined the Company in March 1993, and since such date has served as its President and Chief Executive Officer and as a member of the Company's Board of Directors. He was formerly President of the Data Communications Division of Rexel, Inc., a provider of telecommunications and local area networking products and services, from September 1989 through January 1993. Mr. Donaldson holds a B.A. in Mathematics from Hamilton College.

        Ken K. Cheng joined the Company in December 1993 and as Vice President, Engineering. Mr. Cheng was appointed Senior Vice President and Chief Operating Officer in June 1996 and has served as such since that date. From December 1988 to December 1993, Mr. Cheng was Director of Engineering at Network Equipment Technologies. Mr. Cheng holds a B.Sc. in Applied Mathematics from Queen's University, Kingston, Ontario, Canada and an M.B.A. from Santa Clara University.

        Robert H. Howard joined the Company in April 1997 as Vice President of Sales. Mr. Howard held several positions with Columbine JDS, the world's leading provider of software to the broadcast industry, from 1977 through 1996, including Vice President of Sales and Marketing. Mr. Howard holds a B.A. in Communications and an MBA from the University of Memphis.

        Gregory G. Schott joined the Company in July 1994 as Director of Operations. Mr. Schott later served as Director of Business Development from December 1995 to June 1996 and as the Vice President of Operations from July 1996 to October 1997 and is now currently the Vice President of Marketing. From June 1991 to July 1994, Mr. Schott was a consultant with the Boston Consulting Group. Mr. Schott holds a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from Stanford University.

        Thomas P. Shanahan joined the company in November 1994, and since such date has served as its Chief Financial Officer. From May 1987 to February 1992, Mr. Shanahan was Chief Financial Officer of SBT Corporation. From March 1992 to April 1993, Mr. Shanahan was Chief Financial Officer of Ultra Network Technologies, Inc. From May 1993 to October 1994, he was Chief Financial Officer of Sherpa Corporation. Mr. Shanahan holds a BA in Economics from Stanford University and an MBA from Harvard University.

        Kevin R. Compton has been a member of the Board of Directors of the Company since March 1994. Mr. Compton has been a general partner of Kleiner, Perkins, Caufield & Byers, a venture capital investment firm, since December 1990. Mr. Compton currently serves as a director of: Global Village Communication, Inc., a networking hardware and software company; Citrix Systems, a developer of server software; Corsair

Communications, Inc., a developer of hardware and software systems for the wireless telecommunications industry; Verisign, a provider of digital authentication services; and on numerous privately held companies. He holds a BS in Business Administration from the University of Missouri.

        Jeffrey M. Drazan has been a member of the Board of Directors of the Company since July 1992. Mr. Drazan has been a general partner of Sierra Ventures, a venture capital investment firm, since 1985. Mr. Drazan currently serves as a director of FaxSav, Micromuse, and Retix, a telecommunications equipment company. Mr. Drazan holds a BSE. in Engineering from Princeton and an MBA from New York University.

        Richard H. Harris has been a member of the Board of Directors of the Company since July 1992. Since July 1992, Mr. Harris has been President and Owner of Harris Classical Broadcasting, operating two FM audio stations in Milwaukee, Wisconsin. From May 1984 to May 1986, Mr. Harris was Chairman of the Radio Advertising Bureau. From June 1964 to April 1991, Mr. Harris held various senior management positions with Westinghouse Broadcasting Company, including Chairman of the Radio Group. Mr. Harris holds a BA in Communications and Economics from the University of Denver and is a graduate of the Advanced Management Program at Harvard University.

        Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan has been a managing member of the General Partner for Pequot Private Equity Fund, L.P. since February 1997. He is also a Principal at Dawson-Samberg Capital Management, Inc. Mr. Lenihan was a Principal at Broadview Associates, LLC, prior to joining Dawson-Samberg. He currently serves as a Director of Direc-To-Phone and Sanctuary Woods Multimedia Corporation. Mr. Lenihan holds a BSEE. from Duke University and an MBA from the Wharton School of Business.

        Leonard S. Matthews has been a member of the Board of Directors of the Company since April 1993. From January 1979 to January 1989, Mr. Matthews was President and Chief Executive Officer of the American Association of Advertising Agencies. Previously, Mr. Matthews had been president of two of the world's leading advertising agencies, Leo Burnett and Young & Rubicam. From May 1992 to the present, Mr. Matthews has been Chairman of the Board of Next Century Media, an interactive television company. Mr. Matthews holds a BS in Business Administration & Marketing from Northwestern University.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

                                                       HIGH       LOW
                                                       ----       ---
FISCAL YEAR ENDED DECEMBER 31, 1997:

First Quarter ......................................   $8.38     $4.00
Second Quarter......................................   $5.19     $3.88
Third Quarter ......................................   $6.75     $4.50
Fourth Quarter......................................   $4.63     $2.38

     As of March 1, 1998, the Company had issued and outstanding 12,196,454 shares of its Common Stock held by 116 shareholders of record. The Company estimates that there are approximately 2,000 beneficial shareholders.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations --- Concentration of Stock Ownership", "---Preferential Rights of Outstanding Preferred Stock" and "---Possible Volatility of Share Price."

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS:

                                                       YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                       1993        1994          1995          1996          1997
                                     -------      -------      --------      --------      --------
                                                 (in thousands, except per share data)
Revenues .......................     $   315      $ 2,432      $  5,144      $ 10,523      $ 29,175
                                     -------      -------      --------      --------      --------
Costs and expenses:
   Delivery and material costs .         200          953         1,810         3,084        11,334
   Customer operations .........         735        1,886         2,974         4,164        11,388
   Sales and marketing .........       1,126        2,248         3,406         3,998         4,417
   Research and development ....         505        1,048         1,590         2,092         2,473
   General and administrative ..         672        1,054         1,380         1,677         3,169
   Depreciation and amortization         329          913         2,345         4,331         9,306
                                     -------      -------      --------      --------      --------
      Total expenses ...........       3,567        8,102        13,505        19,346        42,087
                                     -------      -------      --------      --------      --------
Loss from operations ...........      (3,252)      (5,670)       (8,361)       (8,823)      (12,912)
                                     -------      -------      --------      --------      --------
Other income (expense):
   Interest income .............          35          129           417         1,422           744
   Interest expense ............         (58)         (71)         (836)       (1,726)       (2,607)
                                     -------      -------      --------      --------      --------
Net Loss .......................     $(3,275)     $(5,612)     $ (8,780)     $ (9,127)     $(14,775)
                                     =======      =======      ========      ========      ========

Basic and diluted net loss per
common share (1)....................  $(6.72)      $(8.23)       $(9.78)       $(0.87)        $(2.52)
                                      ======       ======        ======        ======         ======
Weighted average common shares .....     487          682           898        10,488         11,893
                                      ======       ======        ======        ======         ======

BALANCE SHEET DATA:
                                           ------------------------------------------------------
                                            1993       1994        1995        1996         1997
                                           ------     -------     -------     -------     --------
Cash, cash equivalents and short-term      $  495     $ 9,221     $ 6,205     $20,597     $  8,820
investments
Working capital ......................        115       8,755       4,651      14,200         (879)
Property and equipment, net ..........      1,455       3,175       5,772      12,630       17,566
Total assets .........................      2,222      13,572      14,459      45,248       60,697
Long-term debt, net of current portion        303       1,573       4,540       8,495       11,847
Shareholders' equity .................      1,358      10,502       6,373      26,839       30,449

(1) See Note 11 of Notes to Consolidated Financial Statements - Net Loss Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company was incorporated in 1991. Through 1993, the Company was a development-stage company, principally engaged in developing its network, marketing its services to radio stations and advertising agencies, and producing and deploying terminals for use at adverting agencies, production studios and radio stations. In 1994, the Company first generated significant operating revenues from the delivery of audio commercials and the related text traffic instructions to radio stations through a nationwide network established by the Company. In the third quarter of 1996, the Company began delivery of video commercials to television stations. As the network expanded to include an increasing number of radio and television stations, the number of deliveries ordered by customers has increased. At the same time, the number of deliveries performed via electronic delivery has increased relative to the number performed by physical delivery through the Company's dub and ship facility in Louisville, Kentucky.

     The Company defines a delivery as the transmission, electronic or physical, of a piece or pieces of audio or video content, generally a commercial ("spot") or a set of commercials ("tied spots") to a destination, generally a radio or television station, based on a single order from a customer. Each order usually calls for the delivery of the same spots to multiple destinations, resulting in multiple deliveries. The revenue earned per delivery is dependent upon the type of service ordered, generally defined by the time interval between submission and delivery (Priority, Express, Standard or Economy), the channel from which the order is received (directly from an advertiser or advertising agency or through a dub and ship house), and the quantity of audio or video being delivered (a single spot or multiple tied spots.) DG Systems derives revenue from advertising agencies, as well as production studios and dub and ship houses that consolidate and forward deliveries for their agency customers. Because the revenue earned for the delivery of the first spot is significantly greater than the revenue earned for a tied spot and because the Company's per spot electronic transmission cost is relatively constant regardless of volume, electronic deliveries that comprise a single spot are generally more profitable that deliveries which include tied spots. The Company recognizes revenue for each order on the date the content is transmitted to the destinations ordered.

     The Company assembles, owns and maintains Receive Playback Terminals ("RPTs"), which are located in radio stations, Record Send Terminals ("RSTs"), which are located in advertising agencies and production studios, Video Record Transmission Systems ("VRTSs"), which are located primarily in production studios, and Digital Video Playback Systems ("DVPSs") which are located in television stations. The capital required to build the network has been obtained through various preferred stock offerings to investors, primarily venture capital firms, leasing agreements, and the Company's initial public offering, which was completed in February 1996.

     In November 1996, the Company acquired 100% of the capital stock of PDR Productions, Inc. ("PDR"), a New York City based media duplication and distribution company. PDR's primary operations are services typical of the traditional dub and ship house, including the physical duplication and distribution of video content on a wide range of tape formats and performance of a variety of audio and video editing services. The acquisition was accounted for as a purchase and the operating results of PDR have been included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

     In July 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. ("IndeNet") with operating facilities in Chicago, Los Angeles, New York and Louisville. Mediatech's primary operations, similar to those of PDR, are also services typical of a traditional dub and ship house. Although Mediatech's revenues are generated primarily from the duplication and distribution of short form content, consistent with those of DG Systems prior to this acquisition, Mediatech's revenues also include a significant portion generated from the distribution of long form syndicated programming of both live and previously broadcast television shows. Such services include integrating commercials into syndicated programs and uplinking the completed programs to satellites as well as the physical duplication and distribution of such programs to those stations which do not receive a satellite feed. The acquisition was accounted for as a purchase and the operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

     The Company acquired PDR and Mediatech with the expectation that the acquisitions would result in enhanced efficiencies for the combined company, including those resulting from the capability of providing digital delivery to new customers and the capability of providing ancillary services to new and existing customers in the markets served by PDR and Mediatech. See the Notes to Consolidated Financial Statements and the Company's Current Report on Form 8-K filed on November 7, 1997. See "Certain Business Considerations --- Uncertainties Relating to Integration of Operations" and "--Dependence on Video Advertising Service Deployment."

RESULTS OF OPERATIONS

     The following presents the statements of operations of the Company expressed as a percentage of total revenues and the related operating data for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                     1995          1996        1997
                                                    ------        -----        -----
STATEMENTS OF OPERATIONS:
Revenues ....................................        100.0%       100.0%       100.0%
Cost and expenses:
Delivery and material costs .................         35.2         29.3         38.8
Customer operations .........................         57.8         39.6         39.0
Sales and marketing .........................         66.2         38.0         15.1
Research and development ....................         30.9         19.9          8.5
General and administrative ..................         26.8         15.8         10.9
Depreciation and amortization................         45.6         41.2         31.9
                                                    ------        -----        -----
Total Expenses ..............................        262.5        183.8        144.2
                                                    ------        -----        -----
Loss from operations ........................       (162.5)       (83.8)       (44.2)
Other income (expense):
Interest income .............................          8.1         13.5          2.6
Interest expense ............................        (16.3)       (16.4)        (8.9)
                                                    ------        -----        -----
Net loss ....................................       (170.7)%      (86.7)%      (50.5)%
                                                     =====        =====        =====

Revenues

                                                            YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1995         1996        1997
                                                         ------      -------      -------
Audio Distribution ................................      $5,144      $ 9,588      $13,707
Video Distribution ................................          --          617        8,685
Ancillary Post-Production Services & Other Services          --          318        6,783
                                                         ------      -------      -------
Total Revenues ....................................      $5,144      $10,523      $29,175
                                                         ======      =======      =======


     Revenues increased from $5,144,000 to $10,523,000 to $29,175,000 in 1995,
1996, and 1997 respectively. These increases in revenues were due primarily to the increased volume of audio and video deliveries. Such deliveries are generally of short form content used in the spot advertising market. The Company made 390,000, 784,000 and 1,345,000 deliveries in 1995, 1996, and 1997 respectively. Average revenue per delivery also has been increasing, particularly in 1997, due to the increased proportion of video deliveries in the delivery mix. Video deliveries, which the Company began offering late in the third quarter of 1996, accounted for approximately 4% and 25% of the delivery volume in 1996 and 1997, respectively.

     The Company believes that the substantial delivery and revenue increases since 1995 are the result of a number of factors, including the increased acceptance by advertisers of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio and television stations. Additionally, the acquisitions of PDR and Mediatech in November 1996 and July 1997, respectively, have brought the Company increased market share in video distribution, given the Company the opportunity to provide digital distribution services to new customers and allowed the Company to offer ancillary post-production and other services.

     The increase in delivery volume in 1996 versus 1995 was primarily due to the increased volume of audio deliveries made via the DG Systems Network Operating Center ("NOC") in San Francisco. Prior to the acquisition of PDR, all deliveries were routed through the NOC. The increased volume of deliveries in 1997 versus 1996 is due to the addition of physical deliveries, particularly video deliveries, made directly from the former PDR and Mediatech locations, as well as additional deliveries made through the NOC. Additional deliveries made through the NOC accounted for approximately 47% of the volume increase in 1997 over 1996.

     Average revenue per audio delivery decreased from $13.19 in 1995 to $12.72 in 1996 and then increased to $13.55 in 1997. The decrease in average revenue in 1996 versus 1995 was primarily due to volume discounts offered to both direct and indirect customers. The increase in average revenue per audio delivery in 1997 versus 1996 is due primarily to an increased proportion of deliveries made using the Company's Priority Service, which provides delivery within one hour. This service, which was introduced in the fourth quarter of 1996, accounted for approximately 4% of audio volume in 1997 versus less than 1% of audio volume in 1996.

     The Company began offering video delivery late in 1996. Average revenue per video delivery was $26.00 in 1997. Retail list prices for the digital delivery or physical duplication and distribution of a single video spot are 50% to 100% greater than the list price for the delivery of audio. The average price per delivery in 1997 is based on the significantly higher revenues resulting from increased digital and physical delivery volume, including deliveries made directly from the former PDR and Mediatech facilities.

     In 1997, revenues include approximately $6.8 million recorded from other services provided by the former PDR and Mediatech facilities. This consists of $1.9 million of ancillary post-production services, $2.9 million of corporate duplication, and $2.0 million of satellite distribution services. Ancillary post-production services are generally related to the preparation of video content for distribution. Corporate duplication includes high volume replication of training or corporate and product information tapes on non-broadcast quality tape stock, such as VHS. Satellite services include the integration of commercials into syndicated programming and uplinking the completed programs to satellites for distribution.


Delivery and Material Costs

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                          1995        1996         1997
                                                         ------      ------      -------
Audio Distribution ................................      $1,810      $2,840      $ 3,750
Video Distribution ................................          --         191        4,536
Ancillary Post-Production Services & Other Services
                                                             --          57        3,048
                                                         ------      ------      -------
Total Delivery and Material Costs .................      $1,810      $3,088      $11,334
                                                         ======      ======      =======

      Delivery costs consist of fees paid to other service providers for charges incurred by the Company in the receipt, transmission and delivery of information via the Company's distribution network. Delivery expenditures have principally been for the telephone and satellite transmission of deliveries performed electronically and for the air freight incurred in the physical delivery of tapes to locations not directly linked to the DG network operating center. Delivery costs also include fees paid to secure satellite transmission capabilities in connection with the services offered by the Company. Material costs consist primarily of audio and video tape, the related packaging, and the direct materials and supplies used in providing the various services offered by the Company. Material costs are not generally required in the case of electronic distribution.

     Delivery and material costs were $1,810,000, $3,084,000, and $11,334,000 in 1995, 1996, and 1997 respectively. In 1996, the increase in cost versus 1995 is primarily due to the increased volume of deliveries, particularly audio deliveries performed through the NOC. In 1997, delivery and material costs increased significantly as a result of increased electronic and physical delivery volume, particularly video deliveries made directly from the former PDR and Mediatech facilities, as well as the addition of the direct costs related to the other services now provided by the Company as a result of the PDR and Mediatech acquisitions. These increased costs include both delivery expenses and direct materials costs required when physically duplicating and distributing a video or audio spot as well as the direct materials and fees paid to other services providers in connection with ancillary post-production services and other services offered by the Company.

     Delivery and material costs as a percentage of revenues decreased from 35% in 1995 to 29% in 1996. This reduction primarily was due to reduced telecommunications cost per electronic audio delivery. This decrease was due to a rate reduction obtained from the Company's primary long distance provider, implementation of ISDN transmission technology at high volume delivery destinations, which reduced the average time necessary to transmit a minute of audio over a phone line, and more efficient access to long distance carriers due to equipment and switching improvements made by the Company. In addition, the proportion of audio deliveries being performed electronically improved from 75% in 1995 to 85% in 1996.

     Delivery and material costs as a percentage of revenues increased from 29% in 1996 to 39% in 1997. The increase in such costs as a percentage of total revenues is due to the change in mix of services offered by the Company as a result of the acquisitions and the ramp up of the electronic video distribution service. The Company's audio distribution services primarily are performed electronically, which has resulted in lower delivery and material costs as a percentage of revenues than those of the Company's video distribution and other service offerings.

     Audio distribution delivery and material costs as a percentage of the related revenues decreased in 1997 versus 1996. This decrease is a result of an increase in the percentage of audio deliveries performed electronically via the NOC, improvements in cost per electronic delivery, and due to an increase in average revenue per audio delivery. Approximately 92% of the audio deliveries performed by the Company in 1997 were routed through the DG Systems NOC; of these deliveries, 88% were performed electronically. In 1996, 85% of the audio deliveries routed through the NOC had been performed electronically.

     Video distribution delivery and material costs as a percentage of related revenues was approximately 25 percentage points higher than that for audio distribution in 1997. Approximately 25% of the video deliveries performed by the Company in 1997 were routed through the DG Systems NOC; of these deliveries, 47% were performed electronically. During 1997, the Company began volume electronic video delivery, continued to add television stations to its network and developed network communications links between the NOC and the acquired facilities in New York, Chicago and Los Angeles. Consequently, the number of stations capable of receiving electronic delivery and the number of orders received at the acquired facilities which were capable of being delivered via the NOC was increasing over the course of 1997. As a result, video delivery and material costs primarily resulted from the physical duplication and distribution of tapes directly from the acquired facilities or from the Company's dub and ship facility in Louisville, Kentucky. In addition, the fixed telecommunications costs incurred by the Company in order to offer this service were not as well leveraged over a volume of deliveries as those incurred to offer the Company's audio distribution.

     Delivery and material costs related to the other services provided by the Company were 45% of the associated revenues in 1997. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and providing satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services. The Company is actively reviewing the rates charged for such services and the potential business impacts of revising these service offerings.

     The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. See "Certain Business Considerations ---Uncertainties Relating to Integration of Operations," "---Ability to Manage Growth," "---Dependence on Certain Suppliers" and "---Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations

     Customer operations expenses consist primarily of salaries and the related overhead costs incurred in performing deliveries and providing services, including order entry, customer service and assembly and maintenance of network equipment including the Company's RPTs, RSTs, VRTSs, DVPSs, tape dubbing and editing equipment, and the network operating center.

     Customer operations expenses were $2,974,000, $4,164,000 and $11,388,000 in 1995, 1996, and 1997 respectively. The increase in expenses in 1996 versus 1995 is primarily the result of adding the personnel necessary to respond to the greater volume of orders and deliveries made by customers and the increased volume of requests for network terminals made by radio and television stations. The increase in expenses in 1997 versus 1996 is primarily the result of the consolidation of the costs of the former PDR and Mediatech facilities. In addition, these expenses increased in both 1996 and 1997 due to the addition of the personnel necessary to establish the operational capacity to support growth in the electronic video delivery business. These additional expenses include the costs, primarily labor expenses, of personnel involved in assembly of the DVPSs as well as customer and technical support.

      Customer operations expenses as a percentage of revenues has decreased from 58% to 40% to 39% in 1995, 1996 and 1997 respectively. In 1996, customer operations expense as a percentage of revenues was reduced versus 1995, as the Company was able to realize the benefits of economies of scale from the increased delivery volume and to improve the efficiency of its order processing procedures as a result of increased experience with the system and the hiring of additional qualified management. In 1997, the Company reduced customer operations expenses as a percentage of revenues to less than 35% for orders processed through the San Francisco NOC, which serves as the primary support for the digital network. These improvements in cost as a percentage of revenues, however, were generally offset by the impact of the relatively more expensive customer operations expenses of the former PDR and Mediatech facilities, which have a different cost structure in order to provide the additional services offered at these locations.

     The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes which improve and increase the efficiency of its customer operations. See "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing
     Sales and marketing expenses include salaries, incentive compensation, professional fees and the related overhead costs incurred in promoting, marketing and selling the Company and its services to customers and radio and television stations. Sales and marketing expenses were $3,406,000, $3,998,000, and $4,417,000 or 66%, 38%, and 15% of revenues for 1995, 1996 and 1997 respectively. These increases were the result of additional costs incurred in introducing the Company's service to the marketplace, including the salaries of expanded sales and marketing forces, increased incentive compensation resulting from increased revenues and increased marketing program activity. The increase in expenses in 1996 versus 1995 was due to additional personnel and the expansion of promotional programs to meet the Company's growth objectives. The increase in expenses in 1997 versus 1996 is due primarily to the consolidation of the costs of the former Mediatech and PDR sales groups. During 1997, the Company's sales forces were united under the direction of the DG Systems' Vice President of Sales in order to more effectively and efficiently market the Company's complete set of services throughout the country.
     The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. See "Certain Business Considerations -- Dependence on Emerging Markets." The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods.

Research and Development

     Research and development expenses consist primarily of salaries, testing costs, consulting fees, and the related overhead incurred in the development and enhancement of the delivery system used to distribute information via the DG Systems' network. Research and development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed." To date, no software development costs have been capitalized by the Company as the capitalizable amounts have been immaterial. Research and development expenses were $1,590,000, $2,092,000, and $2,473,000 in 1995, 1996 and 1997,
respectively. Research and development expenses have increased in 1996 and 1997 primarily due to the hiring of additional staff, including increased compensation and recruiting fees, and the development and testing costs, principally frame relay and satellite transmissions, associated with preparing the delivery system for the transmission of video content as well as the continued costs of research on potential new methods of delivery and new services to be offered

     The Company expects that research and development expenses will increase substantially in absolute dollars and may fluctuate as a percentage of revenues in future periods.

General and Administrative

     General and administrative expenses consist primarily of personnel and related overhead costs for finance and general management of the Company. General and administrative expenses were $1,380,000, $1,677,000 and $3,169,000 in 1995, 1996, and 1997 respectively. These increases were primarily due to the addition of personnel to support the growth of the Company's business, including the consolidation of certain staff of Mediatech and PDR, as well as the additional costs necessary to meet the reporting requirements of a publicly traded company. Although general and administrative expenses have increased in absolute dollars, these expenses as a percentage of revenues have decreased from 27% to 16% to 11% in 1995, 1996, and 1997 respectively. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.

Depreciation and Amortization

     Depreciation and amortization expenses are attributable primarily to the Company's distribution network, including RPTs, RSTs, DVPSs, VRTSs, video dubbing and editing equipment and the network operating center. This equipment is expensed over the estimated useful life, generally three years. Depreciation and amortization expense was $2,345,000, $4,331,000 and $9,306,000 in 1995,
1996, and 1997 respectively. These increases were due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased from $7.9 million to $18.0 million to $30.4 million at the end of 1995, 1996, and 1997 respectively. In particular, the Company made equipment additions of $6.0 million and $4.7 million in 1996 and 1997, respectively, to support its video delivery service plan and acquired approximately $2.3 million and $7.5 million of equipment in connection with the acquisitions of PDR and Mediatech, respectively.

     In addition, the Company recorded amortization expense of $71,000 and $787,000 in 1996 and 1997, respectively, related to the goodwill and other intangible assets recorded in connection with the acquisitions of PDR and Mediatech.

     The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional VRTSs and DVPSs to be built and installed in production studios and television stations. The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth. However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

Interest Income and Interest Expense

     The Company has derived interest income from the short-term investment of the proceeds received in various preferred stock offerings, including the $16.4 million of net proceeds from the Series A offering in July 1997, and from the investment of the $29.5 million of net proceeds from its initial public offering in February 1996. Interest income was $417,000, $1,422,000 and $744,000 1995,
1996 and 1997, respectively. The fluctuations in interest income were due to differences in the amounts raised and the timing of each offering as well as the differences in the levels of cash used to fund Company operations and strategic acquisitions. The Company expects that interest income will decrease in the future in proportion to the levels of cash used to fund operations and acquisition activity. See "Liquidity and Capital Resources."

     Interest expense incurred by the Company was $836,000, $1,726,000 and $2,607,000 in 1995, 1996, and 1997, respectively. This expense has been due primarily to lease agreements used to fund the acquisition of components and equipment needed to develop the network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased from $6.3 million to $12.2 million to $13.8 million at the end of 1995, 1996, and 1997, respectively. In addition, during 1997 the Company incurred additional interest expense totaling $314,000 on the promissory notes given as consideration in the acquisitions of PDR and Mediatech and incurred $277,000 of interest expense on the term debt and line of credit assumed in conjunction with the Mediatech acquisition. The Company expects interest expense will increase in the future based on the increased levels of borrowing. See "Liquidity and Capital Resources."

QUARTERLY RESULTS OF OPERATIONS

        The following table presents unaudited quarterly statements of operations for the Company. The information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of only normal recurring adjustments that management considers necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the November television sweeps rating period and Christmas selling season. As a result, the Company believes that period to period comparisons of its results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                       THREE MONTHS ENDED
                               ---------------------------------------------------------------------------------------------------
                               MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,
                                 1996        1996          1996         1996         1997         1997        1997          1997
                               --------     --------     --------     --------     --------     --------     --------     --------
                                                              (in thousands, except operating data)
STATEMENTS OF OPERATIONS
Revenues ..................... $  1,894     $  2,359     $  2,265     $  4,005     $  4,606     $  5,405        8,798     $ 10,366
                               --------     --------     --------     --------     --------     --------     --------     --------
Costs and expenses:
  Delivery and material
    costs ....................      595          732          694        1,063        1,475        1,813        3,886        4,160
  Customer operations ........      920          948          904        1,392        2,135        2,104        3,241        3,908
  Sales and marketing ........      983          970          905        1,140        1,015        1,126        1,232        1,044
  Research and development ...      498          510          519          565          648          620          688          517
  General and administrative .      384          396          407          490          604          637          998          930
  Depreciation and
   amortization ..............      838          936        1,181        1,376        1,765        1,968        2,628        2,945
                               --------     --------     --------     --------     --------     --------     --------     --------
    Total expenses ...........    4,218        4,492        4,610        6,026        7,642        8,268       12,673       13,504
                               --------     --------     --------     --------     --------     --------     --------     --------
Loss from operations..........   (2,324)      (2,133)      (2,345)      (2,021)      (3,036)      (2,863)      (3,875)      (3,138)

Other income (expense):
  Interest income ............      263          434          399          326          251          215          138          140
  Interest expense ...........     (327)        (388)        (451)        (560)        (511)        (553)        (762)        (781)
                               --------     --------     --------     --------     --------     --------     --------     --------
Net loss ..................... $ (2,388)    $ (2,087)    $ (2,397)    $ (2,255)    $ (3,296)    $ (3,201)    $ (4,499)    $ (3,779)
Basic and diluted net loss.... $  (0.33)    $  (0.18)    $  (0.21)    $  (0.19)    $  (0.28)    $  (0.27)    $  (1.63)    $  (0.31)
per common share(1)
Weighted average common shares    7,252       11,482       11,575       11,642       11,686       11,733       12,035       12,118

(1) See Note 11 to Consolidated Financial Statements - Net Loss Per Share.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31, 1995, the Company financed its operations and met its capital expenditure requirements primarily from the proceeds of private sales of Preferred and Common Stock and through capital lease agreements. Through December 31, 1995, the Company had raised $25.5 million from the sale of Preferred and Common Stock and had funded $7.6 million of capital expenditures with long term lease agreements. In 1996, the Company raised $29.6 million from the sale of Common Stock, primarily through it's initial public offering, and an additional $8.0 million of capital equipment was funded through capital lease agreements. In 1997, the Company raised $16.4 million from sale of Series A Preferred Stock and funded $5.8 million of capital equipment through long-term credit facilities.

     At December 31, 1997, the Company's current sources of liquidity included cash and cash equivalents of $7.8 million and short-term investments of $987,000. In addition, the Company has $900,000 and $1.7 million available to fund capital expenditures remaining under two long-term credit facilities which can be drawn against until June 30, 1998 and December 31, 1998, respectively. The Company also has $3.5 million available for working capital under a long-term credit agreement which can be drawn on through December 31, 1998 and Mediatech, a wholly owned subsidiary, has a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech; the balance outstanding at December 31, 1997 is $2,834,000, which is approximately equal to the maximum available under the agreement at that time. The Company expects to fully utilize the funding available under the existing credit agreements.

     The Company's operating activities have used cash of $6.6 million, $4.3 million, and $6.3 million in 1995, 1996, and 1997. Net cash used in operating activities decreased in 1996 versus 1995, primarily as a result of a reduced net loss, exclusive of depreciation and amortization. Net cash used in operating activities increased in 1997 versus 1996, primarily because net interest expense increased by $1.6 million and offset improved operating results. The Company's earnings before interest, taxes and depreciation has improved from a loss of $6.0 million in 1995 to a loss of $4.5 million 1996 to a loss of $3.6 million in 1997. In addition, changes in working capital, principally payments on accounts payable and accrued liabilities, used $.9 million of cash in 1997.

     The Company used $2.4 million and $5.1 million of cash in 1996 and 1997, respectively to purchase property and equipment. In 1995, substantially all of the Company's equipment additions were financed through capital lease agreements. In addition, $5.0 million, $8.0 million and $.4.million of property and equipment has been acquired through term lease or credit agreements in 1995, 1996, and 1997, respectively. The capital additions for each of the three years were a result of the Company's continued expansion of its network. In particular, capital additions in 1996 and 1997 were primarily in support its video delivery service plan.

     The Company completed its initial public offering in February 1996. The net proceeds to the Company in 1996 after underwriting discounts and offering expenses were $29,490,000. The Company raised $16.4 million, net of offering expenses, through its Series A Preferred Stock offering in 1997. The proceeds from these two offerings have been used in the acquisitions of PDR in November 1996 and Mediatech in July 1997, as well as to fund the acquisition of property and equipment, the payment of lease obligations and to fund the continuing operations of the Company. Approximately, $20.5 million has been invested in the purchases of PDR and Mediatech and an additional $2.5 million was used to repay the promissory note payable in November 1997 as a result of the PDR acquisition. In connection with the July 1997 acquisition of Mediatech, the Company also issued 324,355 shares of the Company's Common Stock, $3.8 million of promissory notes, and assumed $5.4 million of term and line of credit debt payable by Mediatech. As of December 31, 1997, the remaining $8.8 million of the net proceeds of the offerings were invested in short-term investments and cash and cash equivalents. See the Notes to the Financial Statements.

     The Company, through its Mediatech subsidiary, made net payments on the Mediatech line of credit of $341,000 between the date of the Mediatech acquisition and December 31, 1997. As mentioned above, the maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech and the balance outstanding on the line at December 31, 1997 was $2,834,000, which was approximately equal to the maximum available under the agreement at that time

     Principal payments on long-term debt were $1.0 million, $2.1 million and $8.0 million in 1995, 1996, and 1997, respectively, reflecting the increases in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions. Principal payments in 1997 also included the following scheduled payments: repayment of a $2.5 promissory note issued in connection with the PDR acquisition, $500,000 of payments on the promissory notes issued in connection with the Mediatech acquisition and $346,000 of payments on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition.

     The Company currently has no significant capital commitments other than the commitments under capital leases and the debt assumed and notes payable issued in conjunction with the purchase of Mediatech. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through December 1998. To provide additional flexibility for growth and other general corporate purposes, however, the Company plans to raise additional capital in 1998. See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

     CERTAIN BUSINESS CONSIDERATIONS

     The Company's business is subject to the following risks in addition to those described elsewhere in this Form 10-K.

     History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception. The Company expects to continue to generate net losses for a minimum of the next twelve months. As of December 31, 1997, the Company's accumulated deficit was $42.9 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth, a significant portion of which is due to acquisitions, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success also will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs. There can be no assurance that the Company's sales will grow or be sustained in future periods, that the Company will be able to reduce delivery and service costs, or that the Company will achieve or sustain profitability in any future period.

     Dependence on Electronic Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its network operating center and populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However there can be no assurance that placement of these units will cause this service to achieve adequate market acceptance among customers which require video advertising content delivery. The inability to place units in an adequate number of stations or the inability to capture market share among content delivery customers as a result of price competition or new product introductions from competitors would have a material adverse effect on the Company's business, operating results and financial position. In addition, the Company believes that in order to more fully address the needs of potential video delivery customers it will need to develop a set of ancillary services which typically are provided by dub and ship houses. These ancillary services, which include physical archiving, closed captioning, modification of slates and format conversions, will need to be provided on a localized basis in each of the major cities in which the Company provides services directly to agencies and advertisers. The Company currently has the capability to provide such services through its facilities in New York, Los Angeles and Chicago. However, there can be no assurance that the Company will successfully contract for and provide these services in each major metropolitan area or that the Company will be able to provide competitive video distribution services in other U.S. markets. Unless the Company can successfully continue to develop and provide video transmission services, it may be unable to retain current or attract future audio delivery customers who may ultimately demand delivery of both media content.

     Uncertainties Relating to Integration of Operations. DG Systems acquired PDR and Mediatech with the expectation that such strategic acquisitions would result in enhanced efficiencies for the combined company. To date the Company has not fully completed the integration of PDR and Mediatech with the Company. Achieving the anticipated benefits of the PDR and Mediatech acquisitions will depend in part upon whether the integration of the organizations and businesses of PDR and Mediatech with those of the Company is achieved in an efficient, effective and timely manner; however, there can be no assurance that this will occur. The successful integration and expansion of the Company's business following its acquisition of PDR and Mediatech requires communication and cooperation among the senior executives and key technical personnel of DG Systems, PDR, and Mediatech. Given the inherent difficulties involved in completing a business combination, there can be no assurance that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of the Company's business. Failure to effectively accomplish the integration of the operations of PDR and Mediatech with those of the Company could have a material adverse effect on DG Systems' results of operations and financial condition. In addition, there can be no assurance that current and potential customers will favorably view the Company's services as offered through PDR and Mediatech or that DG Systems will realize any of the other anticipated benefits of the PDR or Mediatech acquisitions. Moreover, as a result of these acquisitions, certain DG Systems customers may perceive PDR or Mediatech to be a competitor, and this could affect such customers' willingness to do business with DG Systems in the future. The loss of significant customers could have a material adverse effect on DG Systems' results of operations and financial condition.

     Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, VRTSs and DVPS units and to introduce additional services. The Company also continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. Assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves, the Company anticipates its existing capital, cash from operations, and funds available under existing term loan and line of credit agreements should be adequate to satisfy its capital requirements through December 1998.
There can be no assurance, however, that the net proceeds of the Company's initial public offering and such other sources of funding will be sufficient to satisfy the Company's future capital requirements or that the Company will not require additional capital sooner than currently anticipated.
     Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering and the Series A Convertible Preferred Stock financing and there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain financing for acquisitions on acceptable terms may prevent the Company from completing advantageous acquisitions and consequently may adversely effect the Company's prospects and future rates of growth. The inability to obtain required financing for continuing operations or an acquisition would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

     Dependence on Emerging Markets. The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services and long standing relationships with existing dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, there can be no assurance that the Company will be able to conform its products to such standards in a timely fashion, or at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner, and there can be no assurance that the Company will be successful in developing such services, and in obtaining new customers for such services. See "Dependence on New Product Introductions." There can also be no assurance that the Company will be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of the Company's network, including the Company's field receiving equipment and rooftop satellite antennae.

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

     Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station system interface, and work on reliability and throughput enhancement of the network. The Company's ability to successfully grow electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while increasing the compression ratio, with the Company's existing network. Work in TV station system interface includes implementation of various system control protocols and improvement of system throughput and reliability. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis. See "Dependence on Certain Suppliers."

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

     Dependence on Radio Advertising. Prior to the Company's acquisitions of PDR and Mediatech, the Company's revenues were derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States, and such services are expected to continue to account for a significant portion of the Company's revenues for some time. A decline in demand for, or average selling prices of, the Company's radio advertising delivery services, whether as a result of competition from new advertising media, new product introductions or price competition from competitors, a shift in purchases by customers away from the Company's premium services such as DG Priority or DG Express, technological change or otherwise, would have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company is dependent upon its relationship with and continued support of the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership, or discontinue the use of the Company's equipment in any way, it could materially adversely affect the Company's business, operating results and financial condition.

     Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within the control of the Company, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, there can be no assurance that claims by stations for lost air-time would not be asserted in these circumstances or that dissatisfied advertisers would refuse to make further deliveries through the Company in the event of a significant occurrence of lost deliveries, either of which would have a material adverse that effect on the Company's business, results of operations and financial condition. Although the Company maintains insurance against business interruption, there can be no assurance that such insurance will be adequate to protect the Company from significant loss in these circumstances or that a major catastrophe (such as an earthquake or other natural disaster) would not result in a prolonged interruption of the Company's business. In particular, the Company's network operating center is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy the Company's network operating center. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including equipment failure, interruption in services by telecommunications service providers, and the Company's inability to maintain its installed base of RSTs, RPTs, VRTSs and DVPS video units that comprise its distribution network. The result of the Company's failure to make timely deliveries for whatever reason could be that dissatisfied advertisers would refuse to make further deliveries through the Company which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     In the market for the distribution of video content to television stations, the Company encounters competition from VDI Media and Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies which includes CycleSat, Inc., in addition to dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming. In addition, Applied Graphics Technologies, Inc., a provider of digital pre-press services, has indicated its intention to provide electronic distribution services and acquired Spotlink, a dub and ship house and current customer of the Company, in December 1996 as an entry to this market. In 1997, Applied Graphics is reported to have acquired additional dub and ship operations.

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

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as the volume of advertising in response to seasonal buying patterns, the timing of new product and service introductions, increased competition, the timing of the Company's promotional efforts, general economic factors, and other factors. For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter, due to increased customer advertising volumes for the Christmas selling season. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In any period, the Company's revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during the period. In particular, the Company's operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and the Company's pricing for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery of the Company and tended to reduce delivery costs as a percentage of revenues. The Company's expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as the growth rate of the Company's sales slows. Due to the unique nature of the Company's products and services, the Company believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.

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

     Dependence on Certain Suppliers. The Company relies on certain single or limited-source suppliers for certain integral components used for the assembly of the Company's audio and video units. Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to the Company, it would delay the Company's deployment of audio and video units which would have the effect of depressing the Company's business until the Company established sufficient component supply through an alternative source. The Company believes that there are alternative component manufacturers that could supply the components required to produce the Company's products, but the Company is not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for the Company to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. The Company does not have long-term supply contracts with its sole- or limited-source vendors and purchases its components on a purchase order basis. The Company has experienced component shortages in the past and there can be no assurance that material component shortages or production or delivery delays will not occur in the future. The inability in the future to obtain sufficient quantities of components in a timely manner as required, or to develop alternative sources as required, could result in delays or reductions in product shipments or product redesigns, which would materially and adversely affect the Company's business, operating results and financial condition.

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

     The Company obtains its local access telephone transmission services through Teleport Communications Group. The Company obtains its long distance telephone access through an exclusive contract with MCI. During 1997, the Company renegotiated its agreement, which now expires in 2001. Any material interruption in the supply or a material adverse change in the price of either local access or long distance carrier service could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Year 2000 Risk Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with this year 2000 coding problem. Although the Company has begun taking the steps it believes are necessary to make its network and other systems year 2000 compliant and despite the Company's belief that it utilizes the most recently available hardware and software products of leading industry providers, whom the Company believes are allocating significant resources to address and resolve these issues, there can be no assurance that the Company's computer hardware and software products will contain all necessary code changes in their date code fields to avoid any or all damaging interruptions and other problems associated with date entry limitations.

     The Company believes that the purchasing pattern of its current and potential customers may be affected by the year 2000 problem described above in a variety of ways. For example, as the year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical dub and ship operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after year 2000 and beyond. If any current customers of the Company shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations will be adversely affected, and if any potential customers elect to not utilize the Company's delivery services for any period of time on the basis of year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could have a material adverse affect on the Company's business, financial condition and results of operations.

     Expansion into International Markets. Although the Company's long-term plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations. Telecommunications standards in foreign countries differ from those in the United States and may work require the Company to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require the Company's products and services to be redesigned, causing product and service delivery delays that could materially adversely affect the Company's operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships. There can be no assurance, however, that the Company's products and services will achieve market acceptance in foreign countries. The inability of the Company to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could materially adversely affect the business, operating results and financial condition of the Company. Furthermore, international business is subject to a number of country-specific risks and circumstances, including different tax laws, difficulties in expatriating profits, currency exchange rate fluctuations, and the complexities of administering business abroad. Moreover, to the extent the Company increases its international sales, the Company's business, operating results and financial condition could be materially adversely affected by these risks and circumstances, as well as by increases in duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign governments, among other factors.

     Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of the Company and their respective affiliates own approximately 46% of the Company's Common Stock and recently-issued Series A Convertible Preferred Stock, which votes together with Common Stock on all matters submitted to the shareholders of the Company. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

        Preferential Rights of Outstanding Preferred Stock. The Company has issued and outstanding 4,950,495 shares of its Series A Convertible Preferred Stock (the "Series A Preferred"). The rights of the Series A Preferred include certain rights and preferences set forth in the Company's Certificate of Determination of Rights of Series A Convertible Preferred Stock, which rights could materially limit or qualify the rights of holders of the Company's Common Stock and have a material adverse effect on the prevailing market price of the Common Stock. Such rights include, without limitation, the right to participate, on an as converted basis, in any and all dividends declared or paid, or set aside for payment, in respect of outstanding shares of the Company's Common Stock. The rights of the Series A Preferred also include the right to receive payment prior to any payment to the holders of the Company's Common Stock, in a per share amount equal to the purchase price paid per share of the Series A Preferred in the event of any voluntary or involuntary liquidation, distribution of assets (other than payment of dividends), dissolution or winding up of the affairs of the Company. In addition, the Series A Preferred have special voting rights which enable the holders thereof to designate one member of the Board of Directors of the Company for election by the holders of the Series A Preferred. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of Series A Preferred, which in turn could adversely affect the prevailing market price for the Company's Common Stock.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in the Company's Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One -- Election of Directors by Common Shareholders" and "Proposal Two -- Election of Director by Preferred Shareholders." in the definitive proxy statement filed with the Securities and Exchange Commission by the Company for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"). For information with respect to executive officers of the Company, see Item 4A. of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                                        PAGE
                                                                        ----
       Report of Arthur Andersen LLP, Independent Public Accountants     F-2
       Consolidated Balance Sheets .................................     F-3
       Consolidated Statements of Operations .......................     F-4
       Consolidated Statements of Stockholders' Equity .............     F-5
       Consolidated Statements of Cash Flows .......................     F-6
       Notes to Consolidated Financial Statements ..................     F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

       II - Valuation and Qualifying Accounts ......................     S-1

ITEM 14 (CONTINUED).  EXHIBITS AND REPORTS ON FORM 8-K


(a)  3.  EXHIBITS

        EXHIBIT
         NUMBER                              EXHIBIT TITLE
        -------                              -------------
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

        10.7(j)   Special Customer Agreement between the Company and MCI
                  Telecommunications Corporation, dated May 5, 1997.

        10.8(b) Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

        10.9(b)   Loan and Security Agreement between the Company and Comdisco,
                  Inc., dated October 20, 1994, and Exhibits thereto.

        10.10(b)  Master Equipment Lease between the Company and Phoenix
                  Leasing, Inc., dated January 7, 1993.

        EXHIBIT
         NUMBER                              EXHIBIT TITLE
        -------                              -------------

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

        10.31(a)  Loan Agreement dated as of December 1, 1997 between Digital
                  Generation Systems, Inc. as Borrower, and Venture Lending and
                  Leasing, Inc. as Lender and exhibits thereto.

        10.32(a) First Amendment to Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and
                  Venture Lending and Leasing, Inc. as Lender and exhibits thereto.

        11.1(a)   Statements of computation of weighted average common shares.

        21.1(a)   Subsidiaries of the Registrant.

        23.1(a)   Consent of Independent Public Accountants.

         27 (a)   Financial Data Schedule.

       27.96(a)   Restated Financial Data Schedule for year ended December
                  31, 1996.

      27.961(a)   Restated Financial Data Schedule for quarter ended March
                  31, 1996.


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

(j) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

(b)  Reports on Form 8-K

        (1) Current Report on Form 8-K/A-3 filed on November 7, 1997, reporting a post-closing adjustment to the purchase price for the acquisition of Mediatech.

        (2) Current Report on Form 8-K/A-4 filed on January 8, 1998, reporting the release of Series A proceeds held in escrow to the registrant.

(c) EXHIBITS

        See items 14 (a) (3) above

(d) FINANCIAL STATEMENT SCHEDULES

        Financial Statement Schedules.  See Item 14(a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIGITAL GENERATION SYSTEMS, INC.


       Dated:  March 31, 1998              By:   /s/  Henry W. Donaldson
                                              -------------------------------
                                                 Henry W. Donaldson
                                                 President and Chief Executive
                                                 Officer


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

          Signature                             Title                         Date
          ---------                             -----                         ----
   /s/ Henry W. Donaldson                                                March 31, 1998
-----------------------------  President, Chief Executive Officer and
     Henry W. Donaldson        Director (Principal Executive Officer)

    /s/ Paul W. Emery, II
-----------------------------          Chief Financial Officer          March 31, 1998
      Paul W. Emery, II          (Principal Financial and Accounting
                                             Officer)

    /s/ Kevin R. Compton
-----------------------------                 Director                   March 31, 1998
      Kevin R. Compton

    /s/ Jeffrey M. Drazan
-----------------------------                 Director                   March 31, 1998
      Jeffrey M. Drazan

    /s/ Richard H. Harris
-----------------------------                 Director                   March 31, 1998
      Richard H. Harris

/s/ Lawrence D. Lenihan, Jr.
-----------------------------                 Director                   March 31, 1998
  Lawrence D. Lenihan, Jr.

   /s/ Leonard S. Matthews
-----------------------------                 Director                   March 31, 1998
     Leonard S. Matthews

                        DIGITAL GENERATION SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants .............................     F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996  ........     F-3
Consolidated Statements of Operations for the three years ended
December 31, 1997 ....................................................     F-4
Consolidated Statements of Shareholders' Equity for the three years
ended December 31, 1997 ..............................................     F-5
Consolidated Statements of Cash Flows for the three years ended
December 31, 1997 ....................................................     F-6
Notes to Consolidated Financial Statements ...........................     F-7

                        DIGITAL GENERATION SYSTEMS, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Digital Generation Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. (a California Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP

San Jose, California
February 4, 1998

                        DIGITAL GENERATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1997           1996
                                                                 ------------    ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                    $  7,833      $  9,682
      Short-term investments                                            987        10,915
      Accounts receivable, less allowance for doubtful
        accounts of $585 in 1997 and $257 in 1996                     8,053         3,349
      Prepaid expenses and other                                        649           168
                                                                   --------      --------
        Total current assets                                         17,522        24,114
                                                                   --------      --------
PROPERTY AND EQUIPMENT, at cost:
      Network equipment                                              30,405        17,974
      Office furniture and equipment                                  2,963         2,093
      Leasehold improvements                                            506           353
                                                                   --------      --------
                                                                     33,874        20,420
      Less - Accumulated depreciation and amortization              (16,308)       (7,790)
                                                                   --------      --------
        Property and equipment, net                                  17,566        12,630
                                                                   --------      --------
GOODWILL AND OTHER ASSETS, net                                       25,609         8,504
                                                                   --------      --------
                                                                   $ 60,697      $ 45,248
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                             $  4,506      $  1,546
      Accrued liabilities                                             3,501         2,174
      Line of credit                                                  2,834            --
      Note payable from acquisition of PDR                               --         2,500
      Current portion of long-term debt                               7,560         3,694
                                                                   --------      --------
        Total current liabilities                                    18,401         9,914
                                                                   --------      --------
LONG-TERM DEBT, net of current portion                               11,847         8,495
                                                                   --------      --------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
      Convertible preferred stock, no par value -
        Authorized - 5,000,000 shares
        Outstanding - 4,950,495 shares at December 31, 1997
          and none outstanding at December 31, 1996                  31,561            --
      Common stock, no par value - -
        Authorized - 30,000,000 shares
        Outstanding - 12,122,679 shares at December 31, 1997
          and 11,653,625 shares at December 31, 1996                 57,123        55,138
      Receivable from issuance of common stock                         (175)         (175)
      Accumulated deficit                                           (58,060)      (28,124)
                                                                   --------      --------
        Total shareholders' equity                                   30,449        26,839
                                                                   --------      --------
                                                                   $ 60,697      $ 45,248
                                                                   ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                           1997          1996          1995
                                         --------      --------      --------
REVENUES                                 $ 29,175      $ 10,523      $  5,144
                                         --------      --------      --------

COSTS AND EXPENSES:
    Delivery and material costs            11,334         3,084         1,810
    Customer operations                    11,388         4,164         2,974
    Sales and marketing                     4,417         3,998         3,406
    Research and development                2,473         2,092         1,590
    General and administrative              3,169         1,677         1,380
    Depreciation and amortization           9,306         4,331         2,345
                                         --------      --------      --------
          Total expenses                   42,087        19,346        13,505
                                         --------      --------      --------
LOSS FROM OPERATIONS                      (12,912)       (8,823)       (8,361)
OTHER INCOME (EXPENSE):
    Interest income                           744         1,422           417
    Interest expense                       (2,607)       (1,726)         (836)
                                         --------      --------      --------
NET LOSS                                 $(14,775)     $ (9,127)     $ (8,780)
                                         ========      ========      ========

BASIC AND DILUTED NET LOSS PER COMMON
SHARE (Note 11)                          $  (2.52)     $  (0.87)     $  (9.78)
                                         ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES             11,893        10,488           898
                                         ========      ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                RECEIVABLE
                                                                                                   FROM
                                                         CONVERTIBLE                             ISSUANCE
                                                     PREFERRED STOCK            COMMON STOCK        OF                    TOTAL
                                               -------------------------------------------------  COMMON  ACCUMULATED SHAREHOLDERS'
                                                    SHARES       AMOUNT       SHARES     AMOUNT    STOCK    DEFICIT      EQUITY
                                                  ----------    --------    ----------   -------   -----    --------   --------
BALANCE AT DECEMBER 31, 1994                       6,692,510    $ 20,690       885,833   $   106   $ (77)   $(10,217)   $ 10,502
   Issuance of common stock at $.30 to $.60
     per share for services rendered                      --          --        32,686        13      --          --          13
   Exercise of stock options at $.20 to $.30
     per share                                            --          --        31,185         7      --          --           7
   Sale of common stock at $.60 per
     share to a related party                             --          --       162,500        98     (98)         --          --
   Sale of Series D preferred stock at $8.00
     per share, net of issuance costs of $19         581,249       4,631            --        --      --          --       4,631
   Net loss                                               --          --            --        --      --      (8,780)     (8,780)
                                                  ----------    --------    ----------   -------   -----    --------    --------

BALANCE AT DECEMBER 31, 1995                       7,273,759      25,321     1,112,204       224    (175)    (18,997)      6,373
Conversion of preferred stock to common stock     (7,273,759)    (25,321)    7,273,759    25,321      --
   Issuance of common stock in connection
       with initial public offering, net of
       issuance costs of $1,200                           --          --     3,000,000    29,490      --          --      29,490
   Net exercise of stock warrants for surrender
     of 5,839 additional warrants                         --          --        29,161        --      --          --          --
   Exercise of stock options at $.20 to $7.00
     per share                                            --          --       238,501       103      --          --         103
   Net loss                                                                                                   (9,127)     (9,127)
                                                  ----------    --------    ----------   -------   -----    --------    --------

BALANCE AT DECEMBER 31, 1996                              --           0    11,653,625    55,138    (175)    (28,124)     26,839
   Issuance of Series A preferred stock,
      net of issuance costs of $1,100              4,950,495      16,400                                                  16,400
   Preferred stock deemed dividend                        --      15,161            --        --      --     (15,161)         --
   Issuance of common stock in connection with
      acquisition of Mediatech                            --          --       324,355     1,906      --          --       1,906
   Exercise of stock options at $.20 to $5.00
     per share                                            --          --       144,699        79      --          --          79
   Net loss                                                                                                  (14,775)    (14,775)
                                                  ----------    --------    ----------   -------   -----    --------    --------

BALANCE AT DECEMBER 31, 1997                       4,950,495    $ 31,561    12,122,679   $57,123   $(175)   $(58,060)   $ 30,449
                                                  ==========    ========    ==========   =======   =====    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1997        1996       1995
                                                                           --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(14,775)   $ (9,127)   $(8,780)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                         8,519       4,260      2,345
        Amortization of goodwill and intangibles                                787          71         --
        Stock issued for services rendered                                       --          --         13
        Provision for doubtful accounts                                         246          97        137
        Changes in operating assets and liabilities --
           Accounts receivable                                                 (122)       (779)      (604)
           Prepaid expenses and other assets                                   (212)        (27)      (841)
           Accounts payable and accrued liabilities                            (751)      1,241      1,128
                                                                           --------    --------    -------
             Net cash used in operating activities                           (6,308)     (4,264)    (6,602)
                                                                           --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of short-term investments                                      (8,810)    (33,138)        --
    Maturities of short-term investments                                     18,738      22,223         --
    Acquisition of PDR, net of cash acquired                                     --      (6,394)        --
    Acquisition of Mediatech, net of cash acquired                          (13,921)         --         --
    Acquisition of property and equipment                                    (5,131)     (2,417)       (13)
                                                                           --------    --------    -------
             Net cash used in investing activities                           (9,124)    (19,726)       (13)
                                                                           --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                       79      29,593          7
    Proceeds from issuance of convertible preferred stock                    16,400          --      4,631
    Proceeds from line of credit                                              7,686          --         --
    Payments on line of credit                                               (8,027)         --         --
    Proceeds from short-term loans used to finance Mediatech acquisition      6,000          --         --
    Repayment of short-term loans used to finance Mediatech acquisition      (6,000)         --         --
    Proceeds from issuance of long term debt                                  5,419          --         --
    Payments on long-term debt                                               (7,974)     (2,126)    (1,039)
                                                                          --------    --------    -------
             Net cash provided by financing activities                       13,583      27,467      3,599
                                                                           --------    --------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,849)      3,477     (3,016)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                9,682       6,205      9,221
                                                                           --------    --------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  7,833    $  9,682    $ 6,205
                                                                           ========    ========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY:

     Digital Generation Systems, Inc. (the "Company") was incorporated in 1991. The Company operates a nationwide multimedia network designed to provide media distribution and related services to the broadcast industry by linking content providers to radio and television stations. The Company is primarily a provider of electronic and physical distribution of audio and video spot advertising to radio and television stations. The Company primarily generates its revenues from advertising agencies, production studios.

     The Company is subject to certain risks that include, but are not limited to: the continued development of technology to enhance the delivery and variety of the Company's services in the most cost-effective manner, including the successful integration of the operations of its recently acquired subsidiaries; the ability to compete successfully against current and future competitors; and dependence on key personnel and the need for additional financing to fund operations and its capital expenditure requirements. The Company obtains certain components used in the assembly of the units which are placed at radio and television stations and production studios from a few single or limited source suppliers and obtains its primary long distance telephone access through an exclusive contract with a telephone service provider which expires in 2001. Any material interruption in these services could have a material adverse effect on the Company's business. Although the Company believes that alternate vendors can be obtained, the transition to alternative vendors could have a material adverse impact on the Company's costs and shipping schedules. The Company regularly evaluates the remaining life and recoverability of its network equipment. Given the emerging nature of its markets, it is possible that the Company's estimate that it will recover the net carrying value of the equipment from future operations could change in the future.

2. ACQUISITIONS:

PDR ACQUISITION

        On November 8, 1996 the Company completed the acquisition of 100% of the capital stock of PDR Productions, Inc. ("PDR"), a media duplication and distribution company located in New York City, for consideration totaling $9.0 million. The consideration was $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest were paid in November 1997. The acquisition was accounted for as a purchase. The net book value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the net book value of assets acquired (including customer list, covenant not to compete and goodwill) of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization expense of approximately $427,000 and $71,000 is included in the consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively. The operating results of PDR have been included in the consolidated results of the Company from the date of the closing of the transaction, November 8, 1996.

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

                        DIGITAL GENERATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $17.8 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $360,000 is included in the consolidated statement of operations for the year ended December 31, 1997. The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

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

     The Company Note, as amended, matures on March 31, 2001, and is payable in installments of $150,000 principal plus accrued interest commencing on December 31, 1997. Subsequent payments are due June 30, 1998; December 31, 1998; and June 30, 1999; to be followed by quarterly payments until the note is paid in full on March 31, 2001. The Baur Note, which matures on January 1, 2000, is also payable in installments. The first installment of $350,000 was paid July 30, 1997; subsequent installments of $200,000 principal plus accrued interest are due quarterly commencing January 1, 1998.

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

PRO FORMA RESULTS

        The following table reflects unaudited pro forma combined results of operations of the Company including PDR and Mediatech on the basis that the acquisitions of both PDR and Mediatech had taken place at the beginning of the first fiscal year presented:


                                             TWELVE MONTHS ENDED
                                                 DECEMBER 31,
                                           ------------------------
                                             1997           1996
                                           --------       ---------
Revenues ............................      $ 41,121       $ 40,273
Net Loss ............................       (16,414)       (13,059)
Basic and Diluted Net Loss Per
  Common Share (See Note 11) ........      $  (2.65)      $  (1.25)
Number of Shares used in
  Computation .......................        11,893         10,488

                        DIGITAL GENERATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions of PDR and Mediatech been consummated at the beginning of 1996, or of future operations of the combined companies under the ownership and management of the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries, PDR and Mediatech, after elimination of intercompany accounts and transactions.

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

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of December 31, 1997 and December 31, 1996, cash and cash equivalents and short term investments consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value.

PROPERTY AND EQUIPMENT

        Network equipment includes the network operating center, Record Send Terminals, Receive Playback Terminals, Video Record Transmission Systems, Digital Video Playback Systems and the related terminal and system components as well as audio and video taping and dubbing equipment. The Company depreciates its property and equipment on a straight-line basis over their estimated useful lives, generally three years.

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

REVENUE RECOGNITION

        Revenues for distribution services are recognized for each transaction on the date audio, video or related information is successfully transmitted from the Company's operating facilities to the destination ordered.


DELIVERY AND MATERIAL COSTS

     Delivery costs consist of fees paid to other service providers for charges incurred by the Company in the

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company's receivables are principally from advertising agencies, dub and ship houses, and syndicated programmers. The timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customer's clients). The Company provides reserves for credit losses and such losses have been insignificant.


SUPPLEMENTAL CASH FLOW INFORMATION

     Noncash investing and financing activities for 1997, 1996 and 1995 consisted of the following (in thousands):

                                                                     FOR THE YEAR
                                                                   ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1997        1996        1995
                                                            ------      -------      ------
Property and equipment financed with capitalized lease
 obligations .........................................      $   400      $ 8,028      $5,019
Long term debt used to finance Mediatech acquisition .        3,850           --          --
Common stock issued to finance Mediatech acquisition .        1,906           --          --
Preferred stock deemed dividend ......................       15,161           --          --
Conversion of preferred stock to common stock ........           --       25,321
Note payable used to finance PDR acquisition .........           --        2,500          --
Common stock issued for notes receivable .............           --           --          98
Common stock issued for services rendered ............           --           --          13


RECLASSIFICATIONS

     Certain amounts in the prior years have been reclassified to conform with the current year presentation.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (in thousands):

                                                           DECEMBER 31,
                                                        ------------------
                                                          1997       1996
                                                        ------      ------
Telecommunications costs .........................      $  769      $  621
Employee compensation ............................         734         334
Legal and consulting fees ........................         706         321
Other ............................................       1,292         898
                                                        ------      ------
                                                        $3,501      $2,174
                                                        ======      ======

5.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and certain equipment under noncancelable operating leases. As of December 31, 1997, future minimum annual rental payments under these leases are as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------
     1998..............................   $1,139
     1999..............................    1,049
     2000..............................    1,026
     2001..............................      735
     2002..............................      572
     Thereafter........................    1,960
                                           -----
                                          $6,481
                                          ======


     Rent expense totaled approximately $1,540,000, $477,000 and $361,000 in 1997, 1996 and 1995 respectively.

     In addition, as of December 31, 1997 the Company had noncancelable future minimum purchase commitments with its primary telephone service provider. These commitments range between $2.4 million and $6.2 million per year and extend through December 2001.

     The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of the pending legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

6.  LINE OF CREDIT:

     Mediatech, a wholly owned subsidiary of the Company, is party to a financing agreement with a bank which provides a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available to Mediatech under this agreement is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. The agreement is collateralized by a security agreement covering substantially all of the assets of Mediatech and is guaranteed by the Company. The interest rate on advances under the agreement is the bank's reference rate, approximately equal to the prime rate, plus 2.25% (10.75% at December 31, 1997) and interest payments are due monthly. Advances under the agreement are due and payable on demand. The balance outstanding under this agreement at December 31, 1997 is $2,834,000, which is approximately equal to the maximum available under the agreement at that time.

                           DIGITAL GENERATION SYSTEMS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LONG-TERM DEBT:

        The Company has used several lease and loan agreements to finance the purchase of certain property and equipment. Borrowings are secured by the equipment. The cost of equipment under lease and term loan obligations at December 31, 1997 and 1996 was $21,820,000 and $15,648,000 respectively. Related accumulated depreciation at December 31, 1997 and 1996 was $11,593,000 and $5,791,000 respectively. These loans have repayment terms of 36 to 60 months per drawdown and the Company has the option at the end of the terms to purchase the equipment at mutually agreed upon prices not to exceed 10 to 20% of the equipment's original cost. As of December 31, 1997, approximately $2.6 million remained available under these agreements to fund future capital requirements. Of the balance remaining available at December 31, 1997, $.9 million expires on June 30, 1998, and $1.7 million expires on December 31, 1998.

     In December 1997, the Company entered a new loan agreement to finance an additional $2 million of equipment purchases and $3.5 million of working capital through a long-term facility which can be drawn upon through December 1998. As of December 31, 1997, $300,000 of the equipment purchases discussed above have been financed through this agreement and no borrowings have been made for working capital purposes. The agreement has repayment terms consistent with those discussed above.

     In October 1994, the Company signed a $1.6 million secured term note to finance the purchase of certain equipment. The note is due in monthly installments of $46,000 through April 1998, with a final payment of the remainder due in May 1998.

     Mediatech, a wholly owned subsidiary of the Company, has long-term debt outstanding per the terms of a promissory note signed in February 1997. The remaining principal balance of the note was $2.125 million at December 31, 1997. The note bears interest at the bank's reference rate, approximately equal to the prime rate, plus 2.25% (10.75% at December 31, 1997) and principal and interest payments are due monthly. This note is payable to the same bank which provides the line of credit discussed in Note 6 and is collateralized by the same security agreement as the line of credit. In addition the note is also guaranteed by the Company.

                           DIGITAL GENERATION SYSTEMS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease and term loan payments as of December 31, 1997, are as follows (in thousands):

Year Ending December 31,
------------------------
1998.........................................$9,760
1999......................................... 7,959
2000......................................... 4,619
2001.........................................   709
2002.........................................   127
                                             ------
Total minimum debt payments                  23,174

Less -- Amount representing interest
(effective interest rates ranging from
9 percent to 19 percent) ................... (3,767)
                                            -------
Present value of minimum lease payments .... 19,407
Less -- Current portion .................... (7,560)
                                            -------
Long-term portion ..........................$11,847
                                            =======

     Interest paid was $2,502,000, $1,716,000 and $766,000 in 1997, 1996 and
1995, respectively.


8.  CAPITAL STOCK:

    COMMON STOCK

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

        As of December 31, 1997, the Company has reserved the following shares of common stock for future issuance:

                                                                                  Number
                                                                                 of Shares
                                                                                 ---------
1992 Stock Option Plan ....................................................      2,015,458
1996 Supplemental Stock Option Plan .......................................        750,000
Stock warrants ............................................................        492,177
1995 Director Option Plan .................................................        100,000
Common stock to be issued as incentives to certain dealers
  and distributors.........................................................         20,000
                                                                                 ---------
     Total potential shares ...............................................      3,377,635

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SERIES A CONVERTIBLE PREFERRED STOCK

     During 1997, the Company issued 4,950,495 shares of its Series A Convertible Preferred Stock (the ''Series A Preferred''). The Series A Preferred include certain rights and preferences. Such rights include, without limitation, the right to participate, on an as converted basis, in any and all dividends declared or paid, or set aside for payment, in respect of outstanding shares of the Company's Common Stock. The rights of the Series A Preferred also include the right to receive a payment, prior to any payment to the holders of the Company's Common Stock, in a per share amount equal to the purchase price paid per share of Series A Preferred in the event of any voluntary or involuntary liquidation, distribution of assets (other than a payment of dividends), dissolution or winding up of the affairs of the Company. The Series A Preferred has voting rights equivalent to the number of shares of common stock into which the preferred shares may be converted. In addition, the Series A Preferred has certain special voting rights which enable the holders thereof to designate one member of the Board of Directors of the Company for election by the holders of the Series A Preferred. Finally, the Series A Preferred is convertible, at the option of the holder thereof, into one share of common stock, or converts automatically based on a defined conversion ratio in certain circumstances as defined in the Series A Preferred agreement.

     The Series A Preferred was issued at less than the publicly traded price per share. The difference between the publicly traded price per share and the sales price per share has been reflected as a deemed dividend to the preferred shareholders in the accompanying consolidated statements of shareholders' equity.

WARRANTS

     In connection with certain financing and leasing transactions made in 1993 through 1996, the Company issued warrants to purchase at fair market value an aggregate of 35,000 shares of Series A preferred stock at a range of $2.00 to $3.00 per share in January 1993 and April 1994, 71,174 shares of Series B preferred stock at $2.70 per share in October 1994, 60,000 shares of Series C preferred stock at $6.00 per share in June 1995 and 67,500 shares of Series D preferred stock at $8.00 per share in January 1996. On December 31, 1995, warrants to purchase 15,000 shares of Series C preferred stock were canceled pursuant to the terms of the warrant agreement. A total of 29,161 of the Series A warrants were exercised in return for surrender of the remaining 5,839 warrants upon the closing of the Company's initial public offering in February 1996. The remaining Series B, C and D warrants, which expire on the earlier of ten years from the date of the related warrant agreement or five years from the effective date of the Company's initial public offering, were converted to warrants for common stock of the Company as per the conversion terms of the agreements.

     In December 1996, the Company issued 9,351 warrants to purchase common stock at $8.02 per share in connection with an increase in an existing lease line. The warrants expire in 2006.

     In January 1997, the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility which can be drawn against through December 31, 1997. In December 1997 the term of the agreement was extended to June 30, 1998. Warrants to purchase 112,500 shares of the Company's Common Stock at a price of $8.00 per share were issued to the lender per the terms of the agreement and the warrants were subsequently repriced at $4.42 per share in return for the extension of the agreement.

     In December 1997, 186,652 warrants were issued at a price of $4.42 in connection with a new loan agreement to finance an additional $2 million of equipment purchases and $3.5 million of working capital through a long-term facility which can be drawn upon through December 1998.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  STOCK PLANS:

     The Company has three Stock Option Plans:

1992 STOCK OPTION PLAN

     Under the Company's 1992 Stock Option (the "1992 Plan"), the Company may issue up to 2,450,000 shares of common stock to employees, officers, directors and consultants. At the Company's Annual Shareholders' Meeting in April 1997 the shareholders approved an increase of 700,000 shares to be authorized under this plan from the previously authorized total of 1,750,000 shares. The exercise price and terms of the options granted is determined by the Board of Directors, provided that such price cannot be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of nonstatutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four to five years. In January 1996, the Board of Directors amended the 1992 Plan to provide that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares. The term of the options granted is seven years.

1996 SUPPLEMENTAL OPTION PLAN

        In July 1996, the Company's Board of Directors adopted the 1996 Supplemental Option Plan. Under this Plan, the Company may issue up to 750,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted is determined by the Board of Directors. The options generally vest over four YEARS. The term of the options granted is seven years.

1995 DIRECTOR OPTION PLAN

     In September 1995, the Company's Board of Directors adopted the 1995 Director Option Plan (the "Director Plan"). A total of 100,000 shares of common stock has been reserved for issuance under the Director Plan. At the Company's Annual Shareholders' Meeting in April 1997 the shareholders approved an increase of 25,000 shares to be authorized under this plan from the previously authorized total of 75,000 shares. The Director Plan provides that each future nonemployee director of the Company will be automatically granted an option to purchase 10,000 shares of common stock (the "First Option") on the date on which the optionee first becomes a nonemployee director of the Company and an additional option to purchase 2,500 shares of common stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted is ten years.

ACCOUNTING FOR STOCK OPTION COMPENSATION EXPENSE

     Effective January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for the Company's stock options plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant of the stock options consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts (in thousands) indicated below:

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                1997           1996           1995
                                                ----           ----           ----
Net Loss                        As reported   $(14,775)      $ (9,127)       $(8,780)
                                Pro forma     $(15,696)      $(10,174)       $(8,831)
Basic and diluted net loss
  per common share (See
  Note 11)                      As reported     $(2.52)        $(0.87)        $(9.78)
                                Pro forma       $(2.59)        $(0.97)        $(9.83)

    The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates, based upon the grant dates, ranging from 5.2% to 7.8%; expected dividend yields of zero percent; expected lives of one year from the vesting date; expected volatility of zero percent prior to the filing date of the Company's February 1996 initial public offering and sixty-five percent for grants made subsequent to the filing through December 31, 1996; and seventy-five percent for grants made between January 1, 1997 and December 31, 1997.

    A Summary of the Company's fixed stock options plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                         1997                       1996                    1995
                                                ------------------------  ------------------------  ------------------------
                                                               WTD AVG                   WTD AVG                   WTD AVG
                                                  SHARES       EX. PRICE   SHARES        EX. PRICE   SHARES        EX. PRICE
                                                ---------      --------   ---------      --------   ---------      --------
Outstanding at beginning of                     1,806,355      $   5.29   1,456,500      $   1.73     550,500      $   0.26
the year
Granted                                         2,037,000      $   4.87     842,500          9.14     965,000          2.48
Exercised                                        (144,699)     $    .55    (238,501)         0.43     (31,185)         0.20
Canceled                                       (1,163,949)     $   7.71    (254,144)         2.20     (27,815)         0.26
                                                ---------      --------   ---------      --------   ---------      --------
Outstanding at end of the year                  2,534,707      $   4.11   1,806,355      $   5.29   1,456,500      $   1.73
                                                ---------      --------   ---------      --------   ---------      --------
Exercisable at end of the year                    494,276         $2.54     378,797         $2.29     194,112         $0.34
Weighted average fair value
of options granted                                                $2.65                     $4.41                     $0.44


     The following table summarizes information about stock options outstanding at December 31, 1997:

                      Options Outstanding                               Options Exercisable
----------------------------------------------------------------   -------------------------------
                    Number                                            Number
                  Outstanding    Weighted-Average                  Exercisable
   Range of           at           Remaining      Weighted-Average at December      Weighted-Average
   Exercise        December       Contractual       Exercise         31, 1997         Exercise
    Prices         31, 1997          Life             Price                             Price
---------------   ------------   --------------   --------------   -------------    --------------
$0.20 - $2.00       470,020          3.86             $0.68          297,143            $0.69
$3.875 - $5.00    1,705,812          6.74             $4.58          177,918            $5.00
$5.625 - $10.125    358,875          6.57             $6.41           19,215            $8.48
                  ----------                                        --------
$0.20 - $10.125   2,534,707                                          494,276
                  =========                                          =======

    As of December 31, 1997, there were 330,751 shares available for future grant under the stock option plans.

    Subsequent to December 31, 1997, 112,625 options were canceled and the Board of Directors granted options to purchase 300,000 shares at $2.75 per share and 88,000 shares at $3.875 per share. The Board of Directors also authorized a grant of options to purchase 200,000 additional shares pending the availability of such shares for grant.


10.  INCOME TAXES:

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company accounts for taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

     The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                         ---------------------------
                                                                          1997      1996      1995
                                                                         ------    ------     ------
      Provision at US statutory rate.................................      34.0%    34.0%       34.0%
      State income taxes, net of federal benefit.....................       5.9      6.1         6.1
      Change in valuation allowance..................................     (39.9)   (40.1)      (40.1)
                                                                         ------    ------     ------
                                                                             --%      --%         --%
                                                                         ======    ======     ======


     Components of the net deferred income tax asset are as follows:

                                                            1997         1996
                                                          --------      --------
Deferred income tax assets:
    Net operating loss carryforwards ................     $ 12,702      $  8,670
    Cumulative temporary differences ................        2,175         1,782
    Capitalized start-up costs ......................           --            37
    Research and development credit .................          543           324
Valuation allowance, equity .........................         (411)         (292)
Valuation allowance, provision for income taxes .....      (15,009)      (10,521)
                                                          --------      --------
Net deferred income tax asset .......................     $     --      $     --
                                                          ========      ========

     The net operating loss and research and development credit carryforwards of approximately $49.7 million expire on various dates through December 31, 2012. Utilization of these carryforwards may be annually limited if there is a change in the Company's ownership, as defined by the Internal Revenue Code.

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company, the lack of profitability to date and the variability of operating results. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated in the above table as "Valuation allowance, equity".

11.   NET LOSS PER SHARE:

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock and common stock equivalents during the period. As a result, the 1996 and 1995 pro forma net loss per share amounts have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

                                                         1996         1995
                                                        ------      ------
Pro forma net loss per share as previously reported     $(0.79)     $(0.94)
Effect of SFAS No. 128 ............................      (0.08)      (8.84)
                                                        ------      ------
Basic and diluted net loss per common share .......     $(0.87)     $(9.78)
                                                         =====       =====


     Net loss per share was calculated on net loss available to common stockholders. For the year ended December 31, 1997, the net loss per share was computed as net loss of $14,775,000 plus $15,161,000 relating to the preferred stock deemed dividend (Note 8) divided by the weighted average common shares outstanding.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  NEW ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes this pronouncement will not have a material effect on its financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT        ADDITIONS                                        BALANCE
                                   BEGINNING          CHARGED                                         AT END
            CLASSIFICATION         OF PERIOD       TO OPERATIONS     OTHER(a)       WRITEOFFS        OF PERIOD
            --------------         ---------       -------------     --------       ---------        ---------
Allowance for Doubtful Accounts
     Year Ended:
       December 31, 1995.......    $  73,000         $ 137,000       $     --       $ (75,000)       $ 135,000

       December 31, 1996.......    $ 135,000         $  97,000       $ 25,000       $      --        $ 257,000

       December 31, 1997.......    $ 257,000         $ 246,000       $259,000       $(177,000)       $ 585,000


(a) Additions resulting from acquisitions of PDR in 1996 and Mediatech in 1997.