Form 10-Q
period 1998-03-31
DIGITAL GENERATION SYSTEMS INC
filed 1998-05-15
CIK 934448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________________ TO____________________.

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

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF APRIL 30, 1998: 12,215,770.

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.


                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                              PAGE
                                                                               ----
Item 1.     Financial Statements................................................3

            Condensed Consolidated Balance Sheets at March 31, 1998 and
            December 31, 1997 ..................................................3

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1998 and 1997 .........................4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997 .........................5

            Notes to Condensed Consolidated Financial Statements ...............6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..........................................8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..................................................20

Item 2.     Changes in Securities ..............................................20

Item 3.     Defaults upon Senior Securities ....................................20

Item 4.     Submission of Matters to a Vote of Security Holders ................20

Item 5.     Other Information ..................................................20

Item 6.     Exhibits and Reports on Form 8-K ...................................21

            SIGNATURES..........................................................23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DIGITAL GENERATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             MARCH 31,  DECEMBER 31,
                                                               1998        1997
                                                             ---------  ------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                              $  3,583     $  7,833
      Short-term investments                                    1,998          987
      Accounts receivable, net                                  8,422        8,053
      Prepaid expenses and other                                  781          649
                                                             --------     --------
         Total current assets                                  14,784       17,522
                                                             --------     --------
PROPERTY AND EQUIPMENT, at cost:
      Network equipment                                        30,881       30,405
      Office furniture and equipment                            3,087        2,963
      Leasehold improvements                                      510          506
                                                             --------     --------
                                                               34,478       33,874
      Less -- Accumulated depreciation and amortization       (18,814)     (16,308)
                                                             --------     --------

         Property and equipment, net                           15,664       17,566
                                                             --------     --------

GOODWILL AND OTHER ASSETS, net                                 25,367       25,609
                                                             --------     --------
                                                             $ 55,815     $ 60,697
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                       $  3,705     $  4,506
      Accrued liabilities                                       3,960        3,501
      Line of credit                                            2,066        2,834
      Current portion of long-term debt                         7,748        7,560
                                                             --------     --------
         Total current liabilities                             17,479       18,401
                                                             --------     --------
LONG-TERM DEBT, net of current portion                         11,607       11,847
                                                             --------     --------

SHAREHOLDERS' EQUITY:
      Convertible preferred stock, no par value --
        Authorized -- 5,000,000
      Outstanding -- 4,950,495 shares at March 31, 1998
        and December 31, 1997                                  31,561       31,561
      Common stock, no par value --
        Authorized -- 30,000,000 shares
        Outstanding -- 12,212,968 shares at March 31, 1998
          and 12,122,679 shares at December 31, 1997           57,206       57,123
      Receivable from issuance of common stock                   (175)        (175)
      Accumulated deficit                                     (61,863)     (58,060)
                                                             --------     --------
         Total shareholders' equity                            26,729       30,449
                                                             --------     --------
                                                             $ 55,815     $ 60,697
                                                             ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                          1998            1997
                                                         ---------      ---------
                                                               (Unaudited)
REVENUES                                                 $ 9,874         $ 4,606
                                                         -------         -------

COSTS AND EXPENSES:
    Delivery and material costs                            3,746           1,475
    Customer operations                                    3,575           2,135
    Sales and marketing                                    1,264           1,015
    Research and development                                 588             648
    General and administrative                             1,029             604
    Depreciation and amortization                          2,833           1,765
                                                         -------         -------
           Total expenses                                 13,035           7,642
                                                         -------         -------

LOSS FROM OPERATIONS                                      (3,161)         (3,036)
                                                         -------         -------
OTHER INCOME (EXPENSE):
    Interest income                                           69             251
    Interest expense                                        (711)           (511)
                                                         -------         -------
NET LOSS                                                 $(3,803)        $(3,296)
                                                         =======         =======


BASIC AND DILUTED NET LOSS PER COMMON SHARE              $ (0.31)        $ (0.28)
                                                         =======         =======


WEIGHTED AVERAGE COMMON SHARES                            12,176          11,686
                                                         =======         =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ------------------------------
                                                                           1998             1997
                                                                       -------------     ------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(3,803)      $(3,296)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization of property and equipment               2,506         1,658
        Amortization of goodwill and intangibles                                327           107
        Provision for doubtful accounts                                          38            36
        Changes in operating assets and liabilities --
           Accounts receivable                                                 (407)          (57)
           Prepaid expenses and other assets                                   (218)         (523)
           Accounts payable and accrued liabilities                            (342)         (279)
                                                                            -------       -------
             Net cash used in operating activities                           (1,899)       (2,354)
                                                                            -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                       (1,011)         (973)
    Maturities of short-term investments                                         --         2,859
    Acquisition of property and equipment                                      (603)       (1,701)
                                                                            -------       -------
             Net cash provided by (used in) investing
                 activities                                                  (1,614)          185
                                                                            -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                       83            44
    Proceeds from line of credit                                              3,201            --
    Payments on line of credit                                               (3,969)           --
    Proceeds from issuance of long-term debt                                  1,890         2,219
    Payments on long-term debt                                               (1,942)       (1,226)
                                                                            -------       -------
             Net cash provided by (used in) financing
                 activities                                                    (737)        1,037
                                                                            -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,250)       (1,132)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              7,833         9,682
                                                                            -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 3,583       $ 8,550
                                                                            =======       =======


SUPPLEMENTAL CASH FLOW INFORMATION
    Property and equipment financed with capitalized lease obligations      $    --       $   400



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1998. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.


2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of March 31, 1998, cash and cash equivalents and short term investments consist principally of U.S. Treasury Bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value.


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

     The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $17.8 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $216,000 is included in the consolidated statement of operations for the quarter ended March 31, 1998. The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

                        DIGITAL GENERATION SYSTEMS, INC.

PRO FORMA RESULTS

     The following table reflects unaudited pro forma combined results of operations of the Company including Mediatech on the basis that the acquisition of Mediatech had taken place at the beginning of the first fiscal period presented:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                          (in thousands, except
                                                             per share data)
                                                            1998          1997
                                                            ----          ----
         Revenues ...................................     $  9,874      $ 10,716
         Net Loss ...................................     $ (3,803)     $ (4,257)
         Basic and Diluted Net Loss Per Common  Share     $  (0.31)     $  (0.36)
         Number of Shares used in Computation .......       12,176        11,686


     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition of Mediatech been consummated at the beginning of 1997, or of future operations of the combined companies under the ownership and management of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

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


STATEMENTS OF OPERATIONS:

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -------------------
                                                       1998        1997
         Revenues .............................       100.0%      100.0%
         Costs and Expenses:
             Delivery and material costs ......        37.9        32.0
             Customer operations ..............        36.2        46.4
             Sales and marketing ..............        12.8        22.0
             Research and development .........         6.0        14.1
             General and administrative .......        10.4        13.1
             Depreciation and amortization ....        28.7        38.3
                                                      -----       -----
                Total expenses ................       132.0       165.9
                                                      -----       -----
         Loss from operations .................       (32.0)      (65.9)
         Other income (expense):
             Interest income ..................         0.7         5.4
             Interest expense .................        (7.2)      (11.1)
                                                      -----       -----
         Net loss .............................       (38.5)%     (71.6)%
                                                      =====       =====


ACQUISITION

     In July 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. with operating facilities in Chicago, Los Angeles, New York and Louisville. Mediatech's primary operations are services typical of a traditional dub and ship house, including the physical duplication and distribution of audio and video content on a wide range of tape formats and performance of a variety of audio and video editing services. Although Mediatech's revenues are generated primarily from the duplication and distribution of short form content, consistent with those of DG Systems prior to this acquisition, Mediatech's revenues also include a significant portion generated from the distribution of long form syndicated programming of both live and previously broadcast television shows. Such services include integrating commercials into syndicated programs and uplinking the completed programs to satellites as well as the physical duplication and distribution of such programs to those stations which do not receive a satellite feed. The acquisition was accounted for as a purchase and the operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transactions, July 18, 1997.

Revenues


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                         1998       1997
                                                        -------    -------
                                                          (in thousands)
Audio Distribution                                      $3,647     $2,665
Video Distribution                                       3,230      1,283
Ancillary Post-Production Services & Other Services      2,997        658
                                                        ------     ------
           Total Revenues                               $9,874     $4,606
                                                        ======     ======


     Revenues were $9,874,000 for the three months ended March 31, 1998, a 114% increase from $4,606,000 for the three months ended March 31, 1997. The increase was due to a 63% increase in the combined volume of audio and video deliveries performed as well as the addition of revenue for other services now offered by the Company. Of the total volume increase, approximately 64% relates to orders delivered through the DG Systems Network Operating Center ("NOC") in San Francisco, primarily as a result of orders received at the former Mediatech facilities. The Company believes that the increase in delivery volumes is due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of an expanded network of Company equipment located in radio and television stations and the increased market presence resulting from the Mediatech acquisition and the November 1996 acquisition of PDR Productions, Inc. ("PDR").

     Average revenue per audio delivery decreased approximately 3% for the three months ended March 31, 1998 versus the three months ended March 31, 1997. This decrease is due primarily to the addition of relatively lower priced audio deliveries dubbed and shipped from the former Mediatech facilities. Such physical deliveries account for less than 7% of the Company's audio revenue. Average revenue per audio delivery performed via the NOC increased approximately 2% in the three months ended March 31, 1998 versus the three months ended March 31, 1997. This increase is primarily due to the continued increased utilization of the Company's premium services.

     Average revenue per video delivery decreased approximately 6% for the three months ended March 31, 1998 from the three months ended ended March 31, 1997. The average price per delivery for the three months ended March 31, 1998 is based on the significantly higher revenues resulting from increased digital and physical delivery volume, including deliveries made directly from the former Mediatech facilities. The decrease in average revenue per video delivery is due to changes in the mix of video delivery services provided and the related customer pricing agreements resulting from the acquisition of Mediatech.

     For the three months ended March 31, 1998, revenues included approximately $3.0 million recorded from other services provided by the Company primarily as a result of the Mediatech acquisition. This revenue consisted of $1.2 million for corporate duplication, $.9 million for post-production services, and $.9 million for satellite distribution services.

Delivery and Material Costs

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                         1998        1997
                                                        -------    -------
                                                          (in thousands)
Audio Distribution                                      $  833     $  736
Video Distribution                                       1,513        672
Ancillary Post-Production Services & Other Services      1,401         67
                                                        ------     ------
           Total Delivery and Material Costs            $3,747     $1,475
                                                        ======     ======



     Delivery and material costs for the three months ended March 31, 1998 were $3,746,000, a 154% increase from $1,475,000 for the three months ended March 31, 1997. The increase in costs is primarily due to the increased delivery volumes, as well as the addition of the direct costs related to the other services now provided by the Company. The increased costs include both delivery expenses and direct materials costs required when physically duplicating and distributing a video or audio spot as well as the direct materials and fees paid to other service providers in connection with ancillary post-production services and other services offered by the Company.

     Delivery and material costs as a percentage of revenues increased to 38% from 32% for the three months ended March 31, 1998 and March 31, 1997 respectively. The increase in such costs as a percentage of total revenues is due to the change in mix of services offered by the Company as a result of the acquisition of Mediatech and the ramp up of the video distribution service. The Company's audio distribution services primarily are performed electronically, which has resulted in lower delivery and material costs as a percentage of revenues than those of the Company's video distribution and other service offerings.

     Delivery and material costs as a percentage of audio delivery revenues decreased to approximately 23% from approximately 27% in the three months ended March 31, 1998 and 1997 respectively. This decrease is primarily the result of improvements in cost per electronic delivery. Video delivery and material costs as a percentage of revenues has decreased to approximately 47% from 52% in the three months ended March 31, 1998 and 1997 respectively. This decrease is due to changes in mix, specifically the addition of dubbed and shipped video deliveries resulting from the Mediatech acquisition, as well as improved electronic costs per delivery. The volume of video deliveries being performed electronically through the Company's NOC increased by approximately 14 fold resulting in economies of scale improvements for the related fixed costs. Approximately 46% of the Company's video deliveries were made through the NOC in the three months ended March 31, 1998 as opposed to approximately 10% in the same three months of 1997. Delivery and material costs related to the other services provided by the Company were 47% and 10% of the associated revenue for the three months ended March 31, 1998 and 1997, respectively. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services. The Company is actively reviewing the rates charged for such services and the potential business impacts of revising these service offerings


Customer Operations

     Customer operations expenses for the three months ended March 31, 1998 were $3,575,000, a 67% increase from $2,135,000 for the three months ended March 31, 1997. This increase is primarily the result of the consolidation of the costs of the former Mediatech operations. In addition, expenses increased versus the prior year due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries. Additional costs are primarily the labor and overhead expenses of personnel involved in customer and technical support and fulfillment of orders for all services offered by the former Mediatech locations.

     Customer operations expenses as a percentage of revenues decreased to 36% from 46% in the three months ended March 31, 1998 and 1997, respectively. This decrease is primarily due to the reduced cost of customer operations as a percentage of revenues for orders processed through the Company's NOC, which serves as the primary support for the digital network. These improvements in cost as a percentage of revenues, however, were offset slightly by the impact of the relatively more expensive customer operations expenses of the Company's other facilities, which have a different cost structure in order to provide the additional services offered at these locations.

     The Company believes that in order to compete effectively and manage future growth it will be necessary to continue to implement changes which improve and increase the efficiency of its customer operations.

Sales and Marketing

     Sales and marketing expenses were $1,264,000 for the three months ended March 31, 1998, a 25% increase from $1,015,000 for the three months ended March 31, 1997. The increase in sales and marketing expenses is due primarily to the consolidation of the costs of the former Mediatech sales group. However, sales and marketing expenses as a percentage of revenues was reduced to 13% of revenues for the three months ended March 31, 1998 from 22% of revenue for the three months ended March 31, 1997. The Company united its sales forces in 1997 and believes it is now more capable of effectively and efficiently marketing the Company's complete set of services throughout the country.

     The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services.

Research and Development

     Research and development expenses decreased 9% to $588,000 for the three months ended March 31, 1998, from $648,000 for the three months ended March 31, 1997. The decrease is primarily due to a reduction in development and testing costs, principally frame relay and satellite transmission testing, versus those incurred in the three months ended March 31, 1997 to prepare the NOC for video delivery. The decreased testing costs were partially offset by other spending increases, primarily engineering labor costs.

     The Company expects that additional research and development spending will be necessary to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.

General and Administrative

     General and administrative expenses for the three months ended March 31, 1998 were $1,029,000, a 70% increase from $604,000 for the three months ended March 31, 1997. The increase is primarily due to the consolidation of the costs of certain former Mediatech staff, as well as system conversion costs for consolidating and upgrading the Company's order entry and billing systems. The Company expects to continue to spend on the consolidation and upgrade of the Company's systems over the course of 1998 to improve reporting and operating efficiency.

Depreciation and Amortization

     Depreciation and amortization expenses increased 61% to $2,833,000 in the quarter ended March 31, 1998 from $1,765,000 for the quarter ended March 31, 1997. This increase is due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased 55% to $30.9 million at March 31, 1998 from $20.0 million at March 31, 1997. In particular, the Company has acquired approximately $7.5 million of equipment as a result of the acquisition of Mediatech, has made capital additions of approximately $3.3 million between March 31, 1997 and March 31, 1998 in support of its video delivery service plan and has increased the number of units located at broadcast stations at March 31, 1998. In addition, amortization expense increased by of $220,000 in the three months ended March 31, 1998 over the same period last year, as a result of the goodwill and other intangible assets recorded in connection with the July 1997 acquisition of Mediatech.

     The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional DG Video Transmission Systems and Digital Video Playback Systems to be built and installed in production studios and television stations. The Company expects depreciation and amortization to fluctuate in proportion to this growth.

Interest Income and Interest Expense

     Interest income decreased 73% to $69,000 in the three months ended March 31, 1998 from $251,000 for the three months ended March 31, 1997. This decrease is primarily the result of reduced levels of cash and cash equivalents and short term investments in the first quarter of 1998 versus the first quarter of 1997. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund much of the Company's operating, investing and financing activities. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.

     Interest expense increased 39% to $711,000 in the three months ended March 31, 1998 from $511,000 in the three months ended March 31, 1997. The increase is primarily due to interest expense totaling $130,000 on the term debt and line of credit assumed in conjunction with the Mediatech acquisition, as well as $58,000 of interest expense on the promissory notes given as consideration in the July 1997 acquisition of Mediatech. The remaining increase results from interest expense incurred from leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $14.1 million at March 31, 1998 from $13.6 million at March 31, 1997. The Company expects that interest expense will increase in the future based on the increased levels of borrowing.

Liquidity and Capital Resources

     Net cash used in operating activities, including the adjustment for depreciation and amortization, decreased to $1.9 million in the three months ended March 31, 1998 from $2.4 million in the three months ended March 31, 1997. This change is primarily the result of a reduced net loss, exclusive of depreciation and amortization. The Company's earnings before interest, taxes and depreciation has improved from a loss of $1.3 million to a loss of $.2 million in the three months ended March 31, 1998 and 1997, respectively.

     The Company used cash of $603,000 for the purchase of property in the three months ended March 31, 1998. In the three months ended March 31, 1997 the Company used cash of $1.7 million for the purchase of property and equipment and an additional $.4 million of additions had been financed with capital lease obligations. The capital additions in both periods were a result of the Company's continued expansion of its network. As the primary video network infrastructure is now in place, fiscal 1998 capital equipment additions are not expected to reach the levels of fiscal 1997.

     Principal payments on long-term debt were $1,942,000 in the three months ended March 31, 1998 versus $1,226,000 in the three months ended March 31, 1997. Such payments increased due primarily to $239,000 of payments on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition and principal payments of $200,000 on the promissory notes issued in connection with the Mediatech acquisition and. In addition, there was an increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions.

     At March 31, 1998, the Company's current sources of liquidity included cash and cash equivalents of $3.5 million; short-term investments of $2.1 million; and $1.7 million and $504,000 available to finance capital expenditures under two long-term credit facilities which can be drawn against until December 31, 1998 and June 30, 1998, respectively. The Company also has $2.0 million available for working capital under a long-term credit agreement which can be drawn on through December 31, 1998. Mediatech has a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. For the three quarters ended March 31, 1998, $.8 million of payments were made on the line of credit, with an outstanding balance at March 31, 1998 of $2,066,000, which was approximately equal to the maximum available under the agreement at that time. The Company expects to fully utilize the funding available under the existing credit agreements. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through December 1998. To provide additional flexibility for growth and other general corporate purposes, however, the Company plans to raise additional capital in 1998.

CERTAIN BUSINESS CONSIDERATIONS

     The Company's business is subject to the following risks in addition to those described elsewhere in this Form 10-Q.

     History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception. The Company expects to continue to generate net losses for a minimum of the next twelve months. As of March 31, 1998, the Company's accumulated deficit from operations was $61.9 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth, a significant portion of which is due to acquisitions, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success also will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs. There can be no assurance that the Company's sales will grow or be sustained in future periods, that the Company will be able to reduce delivery and service costs, or that the Company will achieve or sustain profitability in any future period.

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

     Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station system interface, and work on reliability and throughput enhancement of the network. The Company's ability to successfully grow electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while maintaining compliance with industry standards, with the Company's existing network. Work in TV station system interface includes implementation of various system control protocols and improvement of system throughput and reliability. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis. See "Dependence on Certain Suppliers."

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

     Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of the Company and their respective affiliates own approximately 44% of the Company's Common Stock and recently-issued Series A Convertible Preferred Stock, which votes together with Common Stock on all matters submitted to the shareholders of the Company. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

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

            10.24(e)    Digital Generation Systems, Inc. Supplemental Stock
                        Option Plan.




            EXHIBIT
            NUMBER                       EXHIBIT TITLE
            ------                       -------------
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

            10.31(g)    Loan Agreement dated as of December 1, 1997 between
                        Digital Generation Systems, Inc. as Borrower, and
                        Venture Lending and Leasing, Inc. as Lender and exhibits thereto.

            10.32(g)    First Amendment to Loan Agreement dated as of January
                        28, 1997 between Digital Generation Systems, Inc. as
                        Borrower, and Venture Lending and Leasing, Inc. as
                        Lender and exhibits thereto.

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

(g) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 31, 1998.

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

                                            DIGITAL GENERATION SYSTEMS, INC.



Dated:  MAY 15, 1998                        BY: /S/ PAUL W. EMERY, II
                                                ---------------------------
                                                PAUL W. EMERY, II
                                                VICE PRESIDENT & CHIEF FINANCIAL
                                                OFFICER (PRINCIPAL FINANCIAL AND
                                                CHIEF ACCOUNTING OFFICER)