Form 10-Q
period 1998-06-30
DIGITAL GENERATION SYSTEMS INC
filed 1998-08-14
CIK 934448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of registrant's Common Stock, without par value, outstanding as of August 14, 1998: 22,261,436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    3
         Condensed Consolidated Balance Sheets at June 30, 1998 and
           December 31, 1997.........................................    3
         Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 1998 and 1997.........    4
         Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 1998 and 1997.......................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities.......................................   23
Item 3.  Defaults upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   24
         SIGNATURES..................................................   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  4,188        $  7,833
  Short-term investments....................................         --             987
  Accounts receivable, net..................................      8,683           8,053
  Prepaid expenses and other................................        557             649
                                                               --------        --------
          Total current assets..............................     13,428          17,522
                                                               --------        --------
PROPERTY AND EQUIPMENT, at cost:
  Network equipment.........................................     31,112          30,405
  Office furniture and equipment............................      3,082           2,963
  Leasehold improvements....................................        555             506
                                                               --------        --------
                                                                 34,749          33,874
  Less -- Accumulated depreciation and amortization.........    (21,357)        (16,308)
                                                               --------        --------
          Property and equipment, net.......................     13,392          17,566
                                                               --------        --------
GOODWILL AND OTHER ASSETS, net..............................     25,088          25,609
                                                               --------        --------
                                                               $ 51,908        $ 60,697
                                                               ========        ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $  3,020        $  4,506
  Accrued liabilities.......................................      3,964           3,501
  Line of credit............................................      1,672           2,834
  Current portion of long-term debt.........................      7,915           7,560
                                                               --------        --------
          Total current liabilities.........................     16,571          18,401
                                                               --------        --------
LONG-TERM DEBT, net of current portion......................     12,025          11,847
                                                               --------        --------
SHAREHOLDERS' EQUITY:
  Convertible preferred stock, no par value --
     Authorized -- 15,000,000 at June 30, 1998; 5,000,000 at
       December 31, 1997....................................
     Outstanding -- 4,950,495 at June 30, 1998 and December
      31, 1997..............................................     31,561          31,561
  Common stock, no par value --
     Authorized -- 40,000,000 shares at June 30, 1998 and
      30,000,000 shares at December 31, 1997................
     Outstanding -- 12,216,249 shares at June 30, 1998 and
      12,122,679 shares at December 31, 1997................     57,208          57,123
  Receivable from issuance of common stock..................       (175)           (175)
  Accumulated deficit.......................................    (65,282)        (58,060)
                                                               --------        --------
          Total shareholders' equity........................     23,312          30,449
                                                               --------        --------
                                                               $ 51,908        $ 60,697
                                                               ========        ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
                                                         (UNAUDITED)           (UNAUDITED)
REVENUES............................................  $10,097    $ 5,405    $19,971    $10,011
                                                      -------    -------    -------    -------
COSTS AND EXPENSES:
  Delivery costs....................................    3,666      1,813      7,412      3,288
  Customer operations...............................    3,468      2,104      7,043      4,239
  Sales and marketing...............................    1,235      1,126      2,499      2,141
  Research and development..........................      601        620      1,189      1,268
  General and administrative........................    1,015        637      2,044      1,241
  Depreciation and amortization.....................    2,880      1,968      5,713      3,733
                                                      -------    -------    -------    -------
          Total expenses............................   12,865      8,268     25,900     15,910
                                                      -------    -------    -------    -------
LOSS FROM OPERATIONS................................   (2,768)    (2,863)    (5,929)    (5,899)
                                                      -------    -------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income...................................       45        215        114        466
  Interest expense..................................     (696)      (553)    (1,407)    (1,064)
                                                      -------    -------    -------    -------
NET LOSS............................................  $(3,419)   $(3,201)   $(7,222)   $(6,497)
                                                      =======    =======    =======    =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE.........  $ (0.28)   $ (0.27)   $ (0.59)   $ (0.55)
                                                      =======    =======    =======    =======
WEIGHTED AVERAGE COMMON SHARES......................   12,216     11,733     12,196     11,710
                                                      =======    =======    =======    =======

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(7,222)   $(6,497)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization of property and
        equipment...........................................    5,059      3,519
       Amortization of goodwill and intangibles.............      654        213
       Provision for doubtful accounts......................       83         89
       Changes in operating assets and liabilities --
          Accounts receivable...............................     (713)      (630)
          Prepaid expenses and other assets.................      (41)      (369)
          Accounts payable and accrued liabilities..........   (1,033)      (402)
                                                              -------    -------
          Net cash used in operating activities.............   (3,223)    (4,077)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................   (2,003)    (6,848)
  Maturities of short-term investments......................    3,000     11,816
  Acquisition of property and equipment.....................     (874)    (3,036)
                                                              -------    -------
          Net cash provided by investing activities.........      113      1,932
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       85         50
  Proceeds from line of credit..............................    6,985         --
  Payments on line of credit................................   (8,147)        --
  Proceeds from issuance of long-term debt..................    4,465      3,706
  Payments on long-term debt................................   (3,933)    (2,062)
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................     (545)     1,694
                                                              -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (3,645)      (451)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    7,833      9,682
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 4,188    $ 9,231
                                                              =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Property and equipment financed with capitalized lease
     obligations............................................  $    --    $   400

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1998. The results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results expected for the full fiscal year.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of June 30, 1998 and December 31, 1997, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of December 31, 1997, short-term investments consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value.

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

     The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $17.8 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a twenty year period. Amortization of approximately $432,000 is included in the consolidated statement of operations for the six months ended June 30, 1998. The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

                        DIGITAL GENERATION SYSTEMS, INC.

PRO FORMA RESULTS

     The following table reflects unaudited pro forma combined results of operations of the Company including Mediatech on the basis that the acquisition of Mediatech had taken place at the beginning of the first fiscal period presented:

                                                 THREE MONTHS           SIX MONTHS
                                                ENDED JUNE 30,        ENDED JUNE 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues....................................  $10,097    $11,241    $19,971    $21,957
Net Loss....................................   (3,419)    (3,926)    (7,222)    (8,183)
Net Loss per Share..........................  $ (0.28)   $ (0.33)   $ (0.59)   $ (0.70)
Number of Shares used in Computation........   12,216     11,733     12,196     11,710

     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition of Mediatech been consummated at the beginning of 1997, or of future operations of the combined companies under the ownership and management of the Company.

4. SUBSEQUENT EVENTS

PRIVATE PLACEMENT OF COMMON STOCK

     In July and August 1998, the Company's Board of Directors authorized the sale and issuance of up to $ 13.0 million worth of Common Stock in a private placement transaction. The Company has received subscriptions from current institutional and closely associated investors for approximately 4.6 million shares. These additional common shares will be issued at $2.80 per share. Total proceeds to the Company, net of issuance costs, will be approximately $12.7 million. The proceeds of this subscription were held in escrow pending the closing of the transaction on August 14, 1998.

CONVERSION OF PREFERRED STOCK TO COMMON STOCK

     In July 1998, the Company's Board of Directors authorized conversion of all the Company's Series A Preferred Stock to Common Stock pursuant to the terms of the Series A Preferred Stock Conversion Agreement effective August 12, 1998. Each Series A Preferred Shareholder will receive 1.1 shares of Common Stock for each Preferred share converted. The Company's Board deemed this action necessary and appropriate in order to assure conversion by these shareholders which held certain preferred stock rights which could have delayed the closing of the Private Placement transaction discussed above.

     The conversion of the Series A Preferred Stock to Common Stock at a ratio greater than 1:1 results in a deemed dividend equal to the value of the additional shares granted to the Preferred Shareholders on the date of conversion. This deemed dividend will be considered a reduction in earnings in the computation of basic and diluted earnings per share for the quarter ended September 30, 1998.

                        DIGITAL GENERATION SYSTEMS, INC.

PRO FORMA RESULTS

     The following table presents selected unaudited pro forma Consolidated Balance Sheet data for the Company as if the above transactions described above in the subsequent events note took place effective June 30, 1998 compared to the actual Consolidated Balance Sheet as of June 30, 1998 per the financial statements in this Form 10-Q:

                                                  PER JUNE 30, 1998    PRO FORMA JUNE 30, 1998
                                                    BALANCE SHEET           BALANCE SHEET
                                                  -----------------    -----------------------
Cash and Cash Equivalents.......................       $ 4,188                 $15,638
Short term notes receivable.....................            --                   1,250
Total Assets....................................       $51,908                 $64,608
Preferred Stock
  Outstanding -- 4,950,495 shares at 6/30/98
     Pro forma outstanding -- none at 6/30/98...        31,561                  15,161
Common Stock
  Outstanding -- 12,216,249 shares at 6/30/98
     Pro forma outstanding -- 22,251,081 at
     6/30/98....................................        57,208                  87,948
Total Shareholders' Equity......................        23,312                  36,012
Total Liabilities and Shareholders' Equity......       $51,908                 $64,608

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations in Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

     The following table presents unaudited financial information expressed as a percentage of total revenues and operating data for the period indicated. The information and operating data has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented. The operating results for any period presented should not be relied on as indicative of results for any future period.

STATEMENTS OF OPERATIONS:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                ------------------      ----------------
                                                 1998        1997       1998       1997
                                                ------      ------      -----      -----
Revenues......................................  100.0%      100.0%      100.0%     100.0%
Costs and Expenses:
  Delivery and material costs.................   36.3        33.5        37.1       32.8
  Customer operations.........................   34.3        38.9        35.3       42.3
  Sales and marketing.........................   12.2        20.8        12.5       21.4
  Research and development....................    6.0        11.5         6.0       12.7
  General and administrative..................   10.1        11.8        10.2       12.4
  Depreciation and amortization...............   28.5        36.4        28.6       37.3
                                                -----       -----       -----      -----
     Total expenses...........................  127.4       152.9       129.7      158.9
                                                -----       -----       -----      -----
Loss from operations..........................  (27.4)      (52.9)      (29.7)     (58.9)
Other income (expense):
  Interest income.............................    0.4         4.0         0.6        4.7
  Interest expense............................   (6.9)      (10.2)       (7.0)     (10.6)
                                                -----       -----       -----      -----
Net loss......................................  (33.9)%     (59.1)%     (36.1)%    (64.8)%
                                                =====       =====       =====      =====

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

  Revenues

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               -------------------    ------------------
                                                 1998       1997       1998       1997
                                               --------    -------    -------    -------
                                                 (IN THOUSANDS)         (IN THOUSANDS)
Audio Distribution...........................  $ 4,611     $3,363     $ 8,258    $ 6,028
Video Distribution...........................    3,145      1,396       6,375      2,679
Ancillary Post-Production Services and
  Other Services.............................    2,341        646       5,338      1,304
                                               -------     ------     -------    -------
          Total Revenues.....................  $10,097     $5,405     $19,971    $10,011
                                               =======     ======     =======    =======

     Revenues were $10,097,000, for the three months ended June 30, 1998, an 87% increase from $5,405,000 for the three months ended June 30, 1997, and revenues for the six months ended June 30, 1998 were $19,971,000, a 99% increase from $10,011,000 for the six months ended June 30, 1997. This revenue growth is due to increases of 60% and 61% in the combined volume of audio and video deliveries performed as well as the addition of revenue for other services now offered by the Company for the three and six months ended June 30, 1998 over the same periods in 1997. Of the total volume increases, for the three and six months ended June 30, 1998, approximately, 76% and 71% respectively, relate to orders delivered through the DG Systems Network Operating Center ("NOC") in San Francisco, primarily as a result of orders received at the former Mediatech facilities. The Company believes that the increases in delivery volumes are due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of an expanded network of Company equipment located in radio and television stations and the increased market presence resulting from the Mediatech acquisition and the November 1996 acquisition of PDR Productions, Inc. ("PDR").

     Average revenue per audio delivery decreased approximately 5% and 4% in the three and six months ended June 30, 1998, versus the three and six months ended June 30, 1997, respectively. The decreases are due primarily to changes in the mix of digital audio distribution services provided, particularly an increase in the proportion of deliveries made as a result of orders for the Company's Economy Service. This service, which guarantees delivery by noon of the second business day following the order, accounted for approximately 23% and 22% of digital audio deliveries in the quarter and six months ended June 30, 1998 versus 17% and 18%, respectively, in the same periods of 1997. The Company attributes this fluctuation to increased use of the Company's services for routine distribution in addition to selective usage of the Company's more expensive premium services. The other audio service categories had smaller fluctuations versus the prior year periods.

     Average revenue per video delivery decreased approximately 9% and 7% for the three months and six months ended June 30, 1998 from the three and six months ended June 30, 1997. The average price per delivery for the three months ended June 30, 1998 is based on the significantly higher revenues resulting from increased digital and physical delivery volume, including deliveries made directly from the former Mediatech facilities. The decrease in average revenue per video delivery is due to changes in the mix of video delivery services provided and the related customer pricing agreements resulting from the acquisition of Mediatech.

     For the three and six months ended June 30, 1998, revenues included approximately $2.3 million and $5.3 million, respectively, from other services provided by the Company, primarily as a result of the Mediatech acquisition. For the three months ended June 30, 1998, this revenue consisted of $.7 million for corporate duplication, $.8 million for post-production services, and $.8 million for satellite distribution services. For the six months ended June 30, 1998, revenues included approximately $1.9 million for corporate duplication, $1.7 million for post-production services, and $1.7 million for satellite distribution services.

  Delivery and Material Costs

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1998       1997       1998      1997
                                                  -------    -------    ------    ------
                                                    (IN THOUSANDS)       (IN THOUSANDS)
Audio Distribution..............................  $1,123     $  960     $1,961    $1,696
Video Distribution..............................   1,641        668      3,148     1,340
Ancillary Post-Production Services and
  Other Services................................     902        185      2,303       252
                                                  ------     ------     ------    ------
          Total Delivery and Materials Costs....  $3,666     $1,813     $7,412    $3,288
                                                  ======     ======     ======    ======

     Delivery and material costs were $3,666,000 for the three months ended June 30, 1998, a 102% increase from the $1,813,000 for the three months ended June 30, 1997. Delivery and materials costs were $7,412,000 for the six months ended June 30, 1998 a 125% increase from the $3,288,000 for the six months ended June 30, 1997. The increase in costs in each period versus the same period of the prior year is primarily due to the increased delivery volumes, as well as the addition of the direct costs related to the other services now provided by the Company, in particular, as a result of the Mediatech acquisition. The increased costs include both delivery expenses and direct materials costs required when physically duplicating an audio or video spot as well as the direct materials and fees paid to other service providers in connection with ancillary post-production services and other services offered by the Company.

     Delivery and material costs as a percentage of revenues increased to 36% of revenues from 34% of revenues in the quarters ended June 30, 1998 and 1997, respectively; and increased to 37% of revenues from 33% of revenues in the six months ended June 30, 1998 and 1997, respectively. The increases in such costs as a percentage of total revenues is due to the change in mix of services offered by the Company as a result of the acquisition of Mediatech and the ramp up of the video distribution service. The Company's audio distribution services are performed primarily electronically, which has resulted in lower delivery and material costs as a percentage of revenues than those of the Company's video distribution and other service offerings.

     Audio delivery and material costs as a percentage of audio revenues decreased to approximately 24% from approximately 29% in the three months ended June 30, 1998, and 1997, respectively; and decreased to approximately 24% from 28% in the six months ended June 30, 1998, and 1997, respectively. This decrease is primarily the result of improvements in cost per electronic delivery resulting from rate improvements when the Company renewed its contract with its primary telephone service provider in May 1997.

     Video delivery and material costs as a percentage of video revenues has increased to approximately 52% from 48% in the three months ended June 30, 1998, and 1997, respectively; and decreased to approximately 49% from 50% in the six months ended June 30, 1998, and 1997, respectively. The increase in costs as a percentage of revenues in the quarter ended June 30, 1998 is due primarily to an increase in the volume of deliveries being performed electronically through the Company's NOC. Such deliveries increased by approximately 52% for both the three and six months ending June 30, 1998 over the same periods in the prior year. Although costs per NOC video delivery were significantly reduced versus those of the same periods in the prior year, these deliveries are still cost more than traditional physical delivery because volume has not yet reached the levels necessary to efficiently cover the fixed costs related to such deliveries. Approximately 48% and 64% of the Company's video deliveries were made through the NOC in the three and six months ended June 30, 1998 as opposed to approximately 19% and 14% in the same three and six month periods of 1997.

     Delivery and material costs related to the other services provided by the Company were 39% and 43% of the associated revenue for the three and six months ended June 30, 1998, and 29% and 19% of the associated revenues for the three and six months ended June 30, 1997, respectively. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services. The Company is actively reviewing the rates charged for such services and the potential business impacts of revising these service offerings.

  Customer Operations

     Customer operations expenses were $3,468,000 and $2,104,000 for the quarters ended June 30, 1998 and 1997, respectively, and $7,043,000 and $4,239,000 for the six months ended June 30, 1998 and 1997, respectively. These increases are primarily the result of the consolidation of the costs of the former Mediatech operations. In addition, expenses have increased versus the same periods of the prior year due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries. Additional costs are primarily the labor and overhead expenses of personnel involved in customer and technical support and fulfillment of orders for all services offered by the former Mediatech locations.

     Customer operations expenses as a percentage of revenues decreased to 34% from 39% of revenues in the quarters ended June 30, 1998 and 1997, respectively; and decreased to 35% of revenues from 42% of revenues in the six months ended June 30, 1998 and 1997, respectively. These decreases are primarily due to the reduced cost of customer operations as a percentage of revenues for orders processed through the Company's NOC, which serves as the primary support for the digital network. These improvements in cost as a percentage of revenues, however, were offset slightly by the impact of the relatively more expensive customer operations expenses of the Company's other facilities, which have a different cost structure in order to provide the additional services offered at these locations.

     The Company believes that in order to compete effectively and manage future growth it will be necessary to continue to implement changes which improve and increase the efficiency of its customer operations.

  Sales and Marketing

     Sales and marketing expenses were $1,235,000 for the three months ended June 30, 1998, a 10% increase from $1,126,000 for the quarter ended June 30, 1997, and increased 17% to $2,499,000 from $2,141,000 in the six months ended June 30, 1998 and 1997, respectively. The increase in sales and marketing expenses in the quarter and six months ended June 30, 1998 is due primarily to the consolidation of the costs of the former Mediatech sales group. However, sales and marketing expenses as a percentage of revenues was reduced to 12% from 21% of revenues for the three months ended June 30, 1998 and 1997, respectively and was reduced to 13% from 21% of revenues for the six months ended June 30, 1998 and 1997, respectively. The Company united its sales forces in 1997 and believes it is now more capable of effectively and efficiently marketing the Company's complete set of services throughout the country.

     The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services.

  Research and Development

     Research and development expenses decreased 3% to $601,000 for the quarter ended June 30, 1998 from $620,000 for the quarter ended June 30, 1997, and decreased 6% to $1,189,000 from $1,268,000 for the six months ended June 30, 1998 and June 30, 1997 respectively. The decrease is primarily due to a reduction in development and testing costs, principally frame relay and satellite transmission testing, versus those incurred in the three and six months ended June 30, 1997 to prepare the NOC for video delivery. The decreased testing costs were partially offset by other spending increases, primarily engineering labor costs.

     The Company expects that additional research and development spending will be necessary to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.

  General and Administrative

     General and administrative expenses increased 59% to $1,015,000 for the quarter ended June 30, 1998, from $637,000 for the quarter ended June 30, 1997; and increased 65% to $2,044,000 from $1,241,000 in the six months ended June 30, 1997. The increase is primarily due to the consolidation of the costs of certain former Mediatech staff, as well as system conversion costs for consolidating and upgrading the Company's order entry, billing and financial reporting systems. The Company expects to continue to spend on the consolidation and upgrade of the Company's systems over the course of 1998 to improve reporting and operating efficiency.

  Depreciation and Amortization

     Depreciation and amortization expenses increased 46% to $2,880,000 in the quarter ended June 30, 1998 from $1,968,000 in the quarter ended June 30, 1997; and increased 53% to $5,713,000 for the six months ended June 30, 1998 from $3,733,000 for the six months ended June 30, 1997. These increases are due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased 47% to $31.1 million at June 30, 1998, from $21.2 million at June 30, 1997. In particular, the Company has acquired approximately $7.5 million of network equipment as a result of the acquisition of Mediatech, has made capital additions of approximately $2.2 million between June 30, 1997 and June 30, 1998, in support of its video delivery service plan, and has increased the number of units located at broadcast stations at June 30, 1998. In addition, amortization expense increased by $220,000 and $440,000 in the three and six months ended June 30, 1998 over the same periods last year, as a result of the goodwill recorded in connection with the July 1997 acquisition of Mediatech.

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

  Interest Income and Interest Expense

     Interest income decreased 79% to $45,000 in the quarter ended June 30, 1998 from $215,000 for the quarter ended June 30, 1997 and decreased 76% to $114,000 for the six months ended June 30, 1998, from $466,000 in the six months ended June 30, 1997. These decreases are primarily the result of reductions in the levels of cash and cash equivalents and short-term investments versus the same periods of the prior year. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund the Company's operating, investing and financing activities. The Company expects that interest income will fluctuate in the future based on the levels of cash raised and used in the Company's operations.

     Interest expense increased 26% to $696,000 for the quarter ended June 30, 1998, from $553,000 in the quarter ended June 30, 1997 and increased 32% to $1,407,000 for the six months ended June 30, 1998, from $1,064,000 for the six months ended June 30, 1997. The increases are due primarily to interest expense totaling $213,000 on the term debt and line of credit assumed in conjunction with the Mediatech acquisition, as well as $127,000 of interest expense on the promissory notes given as consideration in the July 1997 acquisition of Mediatech. The remaining increases result from interest expense incurred from leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased to $14.9 million at June 30, 1998 from $14.2 million at June 30, 1997. The Company expects interest expense will increase in the future based on the increased levels of borrowing.

  Liquidity and Capital Resources

     Net cash used in operating activities, including the adjustment for depreciation and amortization, decreased to $3.2 million in the six months ended June 30, 1998 from $4.1 million in the six months ended June 30, 1997. This change is primarily the result of a reduced net loss, exclusive of depreciation and amortization. The Company's earnings before interest, taxes and depreciation improved from a loss of

$2.2 million for the six months ended June 30, 1997 to a loss of $216,000 for the six months ended June 30, 1998.

     The Company used cash of $874,000 for the purchase of property and equipment in the six months ended June 30, 1998. In the six months ended June 30, 1997, the Company used cash of $3.0 million for the purchase of property and equipment. The capital additions for both periods were the result of the Company's continued expansion of its network. As the primary video network infrastructure is now in place, fiscal 1998 capital equipment additions are not expected to reach the levels of fiscal 1997.

     Principal payments on long-term debt were $3.9 million for the six months ended June 30, 1998 versus $2.1 million in the six months ended June 30, 1997. Such payments increased due primarily to $450,000 of payments on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition and principal payments of $400,000 on the promissory notes issued in connection with the Mediatech acquisition. In addition, there was an increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions.

     At June 30, 1998, the Company's current sources of liquidity included cash and cash equivalents of $4.2 million and $1.7 million available to finance capital expenditures under a long-term credit facility which can be drawn against until December 1998. Mediatech has a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. During the six months ended June 30, 1998, $1.2 million of net paydown was made on the line of credit, and the outstanding balance at June 30, 1998 of $1,672,000 was approximately equal to the maximum available under the agreement at that time. The Company expects to fully utilize the funding available under the existing credit agreements.

     As discussed in the Notes to the Condensed Consolidated Financial Statements, in August 1998 the Company raised approximately $12.7 million through a Private Placement of Common Stock. The Company expects to use these proceeds to fund the Company's operating, investing and financing requirements. The Company believes that its current sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through June 1999.

CERTAIN BUSINESS CONSIDERATIONS

     The Company's business is subject to the following risks in addition to those described elsewhere in this Form 10-Q.

     History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception. The Company expects to generate continued, but decreased net losses for the next several quarters. As of June 30, 1998, the Company's accumulated deficit was $65.3 million. The Company has had difficulty in accurately forecasting its future sales and operating results due to its limited operating history. Accordingly, although the Company has recently experienced significant growth, a significant portion of which is due to acquisitions, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success also will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs. There can be no assurance that the Company's sales will grow or be sustained in future periods, that the Company will be able to reduce delivery and service costs, or that the Company will achieve or sustain profitability in any future period.

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

     Based on its current business plan, the Company anticipates that it will eventually use the entire proceeds of its initial public offering, the Series A Convertible Preferred Stock financing and the August 1998 private placement of Common Stock, there can be no assurance that other sources of funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability to obtain financing for acquisitions on acceptable terms may prevent the Company from completing advantageous acquisitions and consequently may adversely effect the Company's prospects and future rates of growth. The inability to obtain required financing for continuing operations or an acquisition would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

     Potential for Additional Nasdaq Review. In connection with the potential delisting of the Company's securities from the Nasdaq National Market, as explained further in "Part II. Item 5. Other Information - Nasdaq National Market Listing Qualifications", the Company received a letter from Nasdaq on August 12, 1998, containing a written decision allowing the continued inclusion of the Company's Common Stock on the Nasdaq National Market based upon the determination of the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel") after a hearing was held on August 7, 1998. However, in accordance with Nasdaq rules, the Nasdaq Listing and Hearing Review Council (the "Review Council") may, on its own motion, determine to review any Nasdaq Panel decision within 45 calendar days after issuance of the written decision. If the Review Council determines to review any aspect of the decision of the Nasdaq Panel, it may affirm, modify, reverse, dismiss, or remand the decision to the Nasdaq Panel.

     The holders of the registered Common Stock of the Company currently enjoy a substantial benefit in terms of liquidity by having such Common Stock listed on the Nasdaq National Market trading system which would be lost if the Company were to be delisted. While the Company fully expects to comply with the written decision of Nasdaq, and to be able to demonstrate compliance with all requirements for the continued listing on the Nasdaq National Market and does not expect any further review of this matter, there can be no assurance that the Company will be able to continue to have its registered Common Stock listed on the Nasdaq National Market or similar public securities exchange.

     Concentration of Stock Ownership; Antitakeover Provisions. At June 30, 1998 present executive officers and directors of the Company and their respective affiliates own approximately 41% of the Company's Common Stock and recently-issued Series A Convertible Preferred Stock, which votes together with Common Stock on all matters submitted to the shareholders of the Company. After the August 1998 closing of the private placement of the Company's Common Stock and the conversion of all of the Series A Preferred Stock, as described in Note 4 of the Condensed Consolidated Financial Statements, the ownership will be approximately 35%. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

     Preferential Rights of Preferred Stock. As of June 30, 1998, the Company had 5,000,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") authorized of which 4,950,495 shares were then issued and outstanding. The rights of such Series A Preferred included certain rights and preferences set forth in the Company's Certificate of Determination of Rights of Series A Convertible Preferred Stock. At the Company's 1998 Annual Meeting of Shareholders held on April 29, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation which increased the authorized number of shares of the Company's Preferred Stock to 15,000,000. On August 12, 1998 holders of all the outstanding shares of Series A Preferred elected to convert such shares of Series A Preferred into shares of the Company's Common Stock, as further described in "Part II. Item 5. Other Information - Nasdaq National Market Listing Qualifications". Accordingly, pursuant to the Company's articles of incorporation, the Company's Board of Directors has the authority to issue up to 10,049,505 additional shares of Preferred Stock and may divide such 10,049,505 remaining authorized shares of Preferred Stock into any number of series, to fix the number of and determine the rights, preferences, privileges and restrictions granted to or imposed upon, any such series.

     The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such Preferred Stock that may be issued in the future. In addition, the issuance of such Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without any further action by the shareholders and may adversely affect the voting and other rights of the holders of the Company's Common Stock. The provisions of such Preferred Stock could also have the effect of limiting the price that investors might be willing to pay in the future for shares of the Company's Common Stock. While the Company has no present plans to issue shares of Preferred Stock, there can be no assurance that such shares of Preferred Stock will not be issued in the future in accordance with the terms and conditions that the Board of Directors deems to be in the best interests of the Company and its shareholders.

     Registration Rights. In connection with the sale of shares of the Company's Common Stock which occurred on August 14, 1998 as described further in "Part II. Item 5. Other Information - Nasdaq National Market Listing Qualifications", the Company has agreed to file a registration statement with the SEC for the purposes of registering the re-sale of such shares and to list such shares on the Nasdaq National Market. The Company presently intends to begin such registration process within 60 days of the closing of the sale of the shares of its Common Stock and has granted demand registration rights exercisable no earlier than 60 days from the closing of the sale of such shares. In addition, certain other holders of the Company's Common Stock including former holders of the Company's Series A Preferred, previously have been granted similar demand and piggy-back registration rights. Following the successful completion of such registration and listing processes, such additional shares of the Company's Common Stock will be freely tradable in the public market, subject to volume limitations applicable to affiliates of the Company. Sales of a substantial number of additional shares in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of its equity securities.

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

     Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station system interface, and work on reliability and throughput enhancement of the network. The Company's ability to successfully grow electronic video delivery services depends on its ability to obtain satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improve picture quality while maintaining compliance with industry standards, with the Company's existing network. Work in TV station system interface includes implementation of various system control protocols and improvements of the system throughput and reliability. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis. See "Dependence on Certain Suppliers."

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

     Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The

Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. Digital Courier International Corporation ("DCI") has deployed a system to electronically deliver audio content in Canada and the United States. There can be no assurance that the Company will be able to compete effectively against these competitors merely on the basis of ease of use, timeliness and accuracy of delivery. In addition, the Company has learned that DCI was recently placed in receivership and potentially could be sold. If DCI were to be sold to one of the Company's current competitors, or a company with greater resources desiring entry to this market, it could adversely impact the Company's ability to compete in the market for the delivery of audio content as well as the other markets served by the Company.

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

     Year 2000 Risk Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with this year 2000 coding problem. The Company has done a preliminary assessment of the components and applications of its Network and has determined that a number of these components are year 2000 compliant. The Company has begun taking the steps it believes are necessary to make the remainder of the network and related applications as well as the other systems utilized by the Company year 2000 compliant. Although the Company currently does not anticipate that the resource requirements or expenses related to these procedures will have a material affect on its operating results or financial position, there can be no assurance that such steps will be successful. In addition, although the Company has direct programming control over its Network applications and believes that it utilizes the most recently available hardware and software products of leading industry providers, whom the Company believes are allocating significant resources to address and resolve these issues, there can be no assurance that the Company's computer hardware and software products will contain all necessary code changes in their date code fields to avoid any or all damaging interruptions and other problems associated with date entry limitations.

     The Company believes that the purchasing pattern of its current and potential customers may be affected by the year 2000 problem described above in a variety of ways. For example, as the year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical dub and ship operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after year 2000 and beyond. If any current customers of the Company shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations will be adversely affected, and if any potential customers elect to not utilize the Company's delivery services for any period of time on the basis of year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Shareholders of the Company was held on April 29, 1998 (the "Annual Meeting"). The following matters were voted upon at the Annual Meeting: (i) the election of the Board of Directors of Kevin R. Compton, Henry W. Donaldson, Jeffrey M. Drazan, Richard H. Harris, and Leonard S. Matthews; (ii) the election of Board of Director Lawrence D. Lenihan, Jr.; (iii) amendment of the Company's 1992 Stock Option Plan to increase by 500,000 the authorized number of options under the plan; (iv) amendment of the Company's Articles of Incorporation by increasing the authorized number of shares of the Company's Common Stock to 40,000,000 shares from 30,000,000 and increasing the authorized number of the Company's Preferred Shares to 15,000,000 shares from 5,000,000; and (v) ratification of the appointment of Arthur Andersen, LLP, as independent auditors of the Registrant for the fiscal year ending December 31, 1998. The results of the vote were as follows:

                                                          VOTES
                                                         AGAINST/                    BROKER
                 MATTER                    VOTES FOR     WITHHELD    ABSTENTIONS    NON-VOTES
                 ------                    ----------    --------    -----------    ---------
1. Elect Directors
   Kevin R. Compton                         9,977,101    442,331            0               0
   Henry W. Donaldson                       9,906,360    515,072            0               0
   Jeffrey M. Drazan                        9,977,301    442,131            0               0
   Richard H. Harris                        9,945,601    473,831            0               0
   Leonard S. Matthews                      9,977,101    442,331            0               0
2. Elect Director Lawrence D. Lenihan       3,609,374          0            0               0
3. Amend the Company's 1992 Stock Option
   Plan                                    13,165,138    813,490       21,129          29,049
4. Amend the Company's Articles of
   Incorporation                            9,242,447    803,559        5,904       3,976,896
5. Ratify the Appointment of
   Arthur Andersen, LLP                    14,001,890     17,462        9,454               0

ITEM 5. OTHER INFORMATION

NASDAQ NATIONAL MARKET LISTING QUALIFICATIONS

         On May 20, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that, on the basis of its report on Form 10- Q for the quarter ending March 31, 1998, the Company's net tangible assets fell below the level required for continued inclusion of the Company's common stock on the Nasdaq National Market System ("NNM"). On June 26, 1998, the Company announced it had received notification from Nasdaq of Nasdaq's intention to delist its securities from the NNM. Nasdaq had taken the position, in its interpretation of its policies, that the Company did not meet the minimum capitalization requirements for continued listing on the NNM and the Company filed a request for a hearing.

         On August 5, 1998, the Company announced that it had received subscriptions from certain of its investors and affiliates of its current and other institutional investors to purchase approximately 3.9 million shares of the Company's Common Stock for nearly $11 million in a private placement transaction of registrable common stock (the "private placement"). On August 7, 1998, the Company appeared before a Nasdaq Listing Qualifications Panel (the "Panel") to disclose its intent to raise additional capital and to convert its outstanding Preferred Stock in order to meet and sustain long-term compliance with Nasdaq's computational requirements for continued listing on the NNM. The Company discussed with the Panel its plan to close the Private Placement for approximately 4.6 million shares of the Company's Common Stock, compared to the
3.9 million level subscribed at August 5, at $2.80 per share, and to issue to all holders of the Company's Series A Preferred Stock ("Preferred Stock") who agreed immediately to convert their shares of Preferred Stock into Common Stock at the applicable one-to-one ratio, with one additional share of Common Stock for every ten shares of Preferred Stock so converted.

         On August 12, 1998, Nasdaq notified the Company in writing that the hearing Panel was of the opinion that the Company's plans would enable the Company to maintain long-term compliance with the requirements for continued listing on the NNM. On August 14, the Company announced that it had closed the private placement, thereby raising approximately $12.9 million, and that all holders of the Company's Preferred Stock had accepted the conversion. The Company has agreed to use its diligent efforts to file a registration statement with the Securities and Exchange Commission on Form S-3 within sixty days of August 14, 1998 with respect to the shares purchased in the private placement. The Company has also agreed to enter into a registration rights agreement with the purchasers of the shares issued in the private placement granting demand registration rights exercisable no earlier than that same date.

DEADLINE FOR RECEIPT OF SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

     Shareholders are entitled to present proposals for action at forthcoming shareholder meetings of the Company if they comply with the requirements of the appropriate proxy rules promulgated by the Securities and Exchange Commission. According to the Securities and Exchange Commission rules, proposals of shareholders of the Company intended to be presented for consideration at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices not less than 120 calendar days before the date on which the Company's proxy statement is released to shareholders in connection with the previous year's annual meeting. Therefore, as the Company mailed proxy statements to shareholders on April 3, 1998 in connection with its 1998 Annual Meeting of Shareholders, the deadline for shareholders to submit proposals to be presented for consideration at the Company's 1999 Annual Meeting of Shareholders is December 28, 1998, in order that they may be included in the proxy statement and form of proxy related to that meeting.

     The proxy card used in connection with the Company's 1998 Annual Meeting of Shareholders granted the proxy holders discretionary authority to vote on any matter properly raised at the 1998 Annual Meeting of Shareholders and the Company presently intends to use a similar form of proxy card for its 1999 Annual Meeting of Shareholders. If a shareholder intends to submit a proposal at the Company's 1999 Annual Meeting which is not eligible for inclusion in the proxy statement and form of proxy relating to that shareholder meeting, a new rule recently established by the Securities and Exchange Commission requires that such proposals must be received by the Company no later than February 17, 1999. If such a shareholder fails to comply with the foregoing notice provision for proposals not included in the proxy statement and related form of proxy, the proxy holders will be allowed to use their discretionary voting authority if such a proposal is properly raised at the Company's 1999 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
     3.1(d)     Restated Articles of Incorporation of registrant.
     3.2(b)     Bylaws of registrant, as amended to date.
     3.3(a)     Certificate of Amendment of the Articles of Incorporation
                filed with California Secretary of State on July 3, 1998.
     4.2(b)     Form of Common Stock Certificate.
    10.1(b)     1992 Stock Option Plan (as amended) and forms of Incentive
                Stock Option Agreement and Nonstatutory Stock Option
                Agreement.
    10.2(b)     Form of Directors' and Officers' Indemnification Agreement.
    10.3(b)     1995 Director Option Plan and form of Incentive Stock Option
                Agreement thereto.
    10.4(b)     Form of Restricted Stock Agreement.
    10.6(b)     Amendment to Warrant Agreement between the Company and
                Comdisco, Inc., dated January 31, 1996.
    10.7.1(c)   Corporate Service Plan Agreement between the Company and MCI
                Telecommunications Corporation, dated March 23, 1994.
    10.7.2(c)   First Amendment to Corporate Service Plan Agreement between the Company and MCI Telecommunications Corporation, dated
                November 2, 1995.
    10.8(b)     Master Lease Agreement between the Company and Comdisco,
                Inc., dated October 20, 1994, and Exhibits thereto.
    10.9(b)     Loan and Security Agreement between the Company and
                Comdisco, Inc., dated October 20, 1994, and Exhibits
                thereto.
    10.10(b)    Master Equipment Lease between the Company and Phoenix
                Leasing, Inc., dated January 7, 1993.
    10.15(c)    Audio Server Network Prototype Vendor Agreement and
                Satellite Vendor Agreement between the Company and ABC Radio
                Networks, dated December 15, 1995.
    10.17(b)    Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994, December 5, 1994, December 5, 1994,
                and March 14, 1995.
    10.18(b)    Warrant Agreement to purchase Series B Preferred Stock
                between the Company and Comdisco, Inc., dated as of October
                20, 1994.
    10.19(b)    Warrant Agreement to purchase Series C Preferred Stock
                between the Company and Comdisco, Inc., dated as of June 13,
                1995.
    10.20(b)    Warrant Agreement to purchase Series D Preferred Stock
                between the Company and Comdisco, Inc., dated as of January
                11, 1996.
    10.22(d)    Agreement of Sublease for 9,434 rentable square feet at 855
                Battery Street, San Francisco, California between the
                Company and T.Y. Lin International dated
                September 8, 1995 and exhibits thereto.

     EXHIBIT
     NUMBER                            EXHIBIT TITLE
    ---------                          -------------
    10.23(d)    Agreement of Sublease for 5,613 rentable square feet at 855
                Battery Street, San Francisco, California between the
                Company and Law/Crandall, Inc. dated September 29, 1995 and exhibits thereto.
    10.24(e)    Digital Generation Systems, Inc. Supplemental Stock Option
                Plan.
    10.25(e)    Stock Purchase Agreement by and among Digital Generation
                Systems, Inc. and PDR Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
    10.26(f)    Amendment to Stock Purchase Agreement dated November 8,
                1996, among Digital Generation Systems, Inc., and Pat
                DeRosa.
    10.27(k)    Loan Agreement dated as of January 28, 1997 between Digital
                Generation Systems, Inc. as Borrower, and Venture Lending
                and Leasing, Inc. as Lender and exhibits thereto.
    10.29(i)    Preferred Stock Purchase Agreement, dated as of July 14,
                1997, by and among Digital Generation Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as
                Exhibit A thereto .
    10.30(i)    Amendment to Preferred Stock Purchase Agreement, dated as of
                July 23, 1997, by and among Digital Generation Systems, Inc.
                and the purchasers listed on the Exhibit A thereto.
    10.31(g)    Loan Agreement dated as of December 1, 1997 between Digital
                Generation Systems, Inc. as Borrower, and Venture Lending
                and Leasing, Inc. as Lender and exhibits thereto.
    10.32(g)    First Amendment to Loan Agreement dated as of January 28,
                1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
    10.33(a)    Common Stock Subscription Agreement for private placement of
                Company's common stock at $2.80 per share.
    21.1(g)     Subsidiaries of the Registrant.
    27(a)       Financial Data Schedule.

---------------
(a) Filed herewith.

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

(k) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed May 15, 1998.




(b) Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIGITAL GENERATION SYSTEMS, INC.

Dated: August 14, 1998                    By:     /s/ PAUL W. EMERY, II
                                            ------------------------------------
                                                     Paul W. Emery, II
                                              Vice President & Chief Financial
                                                           Officer
                                                  (Principal Financial and
                                                 Chief Accounting Officer)