Form 10-Q
period 1998-09-30
DIGITAL GENERATION SYSTEMS INC
filed 1998-11-16
CIK 934448

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF OCTOBER 31, 1998: 22,286,308


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


                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----

Item 1.    Financial Statements....................................................  3

           Condensed Consolidated Balance Sheets at September 30, 1998 and
           December 31, 1997 ......................................................  3

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997 ..........................  4

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 ......................................  5

           Notes to Condensed Consolidated Financial Statements ...................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .................................................. 10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...................................................... 25

Item 2.    Changes in Securities .................................................. 25

Item 5.    Other Information ...................................................... 25

Item 6.    Exhibits and Reports on Form 8-K ....................................... 26

           SIGNATURES ............................................................. 29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DIGITAL GENERATION SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1998            1997
                                                                   -------------   ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                      $   1,601       $  7,833
      Short-term investments                                                --            987
      Accounts receivable, net                                           9,421          8,053
      Prepaid expenses and other                                           824            649
                                                                     ---------       --------
         Total current assets                                           11,846         17,522
                                                                     ---------       --------

PROPERTY AND EQUIPMENT, at cost:
      Network equipment                                                 33,821         30,405
      Office furniture and equipment                                     3,727          2,963
      Leasehold improvements                                               539            506
                                                                     ---------       --------
                                                                        38,087         33,874
      Less - Accumulated depreciation and amortization                 (24,282)       (16,308)
                                                                     ---------       --------

         Property and equipment, net                                    13,805         17,566
                                                                     ---------       --------

GOODWILL AND OTHER ASSETS, net                                          13,166         25,609
                                                                     ---------       --------
                                                                     $  38,817       $ 60,697
                                                                     =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                               $   2,752       $  4,506
      Accrued liabilities                                                4,308          3,501
      Line of credit                                                       954          2,834
      Current portion of long-term debt                                  8,019          7,560
                                                                     ---------       --------
         Total current liabilities                                      16,033         18,401
                                                                     ---------       --------
LONG-TERM DEBT, net of current portion                                   9,348         11,847
                                                                     ---------       --------

SHAREHOLDERS' EQUITY:
      Convertible preferred stock, no par value --
         Authorized -- 15,000,000 at September 30, 1998;
            5,000,000 at December 31, 1997
         Outstanding -- none at September 30, 1998 and
            4,950,495 at December 31, 1997                                  --         31,561
      Common stock, no par value --
         Authorized -- 40,000,000 shares at September 30, 1998
            and 30,000,000 shares at December 31, 1997
         Outstanding -- 22,272,197 shares at September 30, 1998
            and 12,122,679 shares at December 31, 1997                 102,832         57,123
      Receivables from issuance of common stock                           (925)          (175)
      Accumulated deficit                                              (88,471)       (58,060)
                                                                     ---------       --------
         Total shareholders' equity                                     13,436         30,449
                                                                     ---------       --------
                                                                     $  38,817       $ 60,697
                                                                     =========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------      -------------------------
                                                           1998          1997          1998          1997
                                                         --------      --------      --------      --------
                                                              (Unaudited)                  (Unaudited)
REVENUES                                                 $  9,021      $  8,798      $ 28,992      $ 18,809
                                                         --------      --------      --------      --------

COSTS AND EXPENSES:
    Delivery and material costs                             3,250         3,886        10,662         7,174
    Customer operations                                     3,460         3,241        10,503         7,480
    Sales and marketing                                     1,156         1,232         3,655         3,373
    Research and development                                  795           688         1,984         1,956
    General and administrative                              1,097           998         3,141         2,239
    Write down of goodwill and fixed assets (Note 4)       17,006            --        17,006            --
    Depreciation and amortization                           2,914         2,628         8,627         6,361
                                                         --------      --------      --------      --------
           Total expenses                                  29,678        12,673        55,578        28,583
                                                         --------      --------      --------      --------
LOSS FROM OPERATIONS                                      (20,657)       (3,875)      (26,586)       (9,774)
                                                         --------      --------      --------      --------
OTHER INCOME (EXPENSE):
    Interest income                                            63           138           177           604
    Interest expense                                         (831)         (762)       (2,238)       (1,826)
                                                         --------      --------      --------      --------
NET LOSS                                                 $(21,425)     $ (4,499)     $(28,647)     $(10,996)
                                                         ========      ========      ========      ========

BASIC AND DILUTED NET LOSS PER SHARE (Note 7)            $  (1.33)     $  (1.63)     $  (2.18)     $  (2.21)
                                                         ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES                             17,471        12,035        13,954        11,818
                                                         ========      ========      ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                            SEPT 30,       SEPT 30,
                                                                              1998           1997
                                                                            --------       --------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(28,647)      $(10,996)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization of property and equipment                7,647          5,897
        Amortization of goodwill and intangibles                                 980            465
        Writedown of goodwill and fixed assets (Note 4)                       17,006             --
        Stock options granted in lieu of professional fees                        80             --
        Provision for doubtful accounts                                          130            106
        Changes in operating assets and liabilities --
          Accounts receivable                                                   (367)           446
          Prepaid expenses and other assets                                     (117)          (424)
          Accounts payable and accrued liabilities                              (947)           351
                                                                            --------       --------
             Net cash used in operating activities                            (4,235)        (4,155)
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                       (2,013)        (7,834)
    Maturities of short-term investments                                       3,000         15,760
    Purchase of Mediatech                                                         --        (13,921)
    Purchase of DCI (Note 3)                                                  (9,131)
    Acquisition of property and equipment                                     (1,420)        (4,083)
                                                                            --------       --------
             Net cash provided by (used in) investing activities              (9,564)       (10,078)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    11,479             74
    Proceeds from issuance of preferred stock                                     --         13,950
    Proceeds from line of credit                                              10,240          3,601
    Payments on line of credit                                               (12,120)        (4,283)
    Proceeds from issuance of long-term debt                                   4,465          4,355
    Payments on long-term debt                                                (6,497)        (3,905)
                                                                            --------       --------
             Net cash provided by (used in) financing activities               7,567         13,792
                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (6,232)          (441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,833          9,682
                                                                            --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  1,601       $  9,241
                                                                            ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Property and equipment financed with capitalized lease obligations      $     --       $    400
    Long term debt used to to finance Mediatech acquisition                       --          3,850
    Common Stock issued to finance Mediatech acquisition                          --          1,906
    Preferred Stock deemed dividend                                            1,764         15,161


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

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1998. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. As of September 30, 1998 and December 31, 1997, cash and cash equivalents consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value. As of December 31, 1997, short-term investments consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value.

3.  ACQUISITIONS

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

      The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $17.8 million, had been included in Goodwill and Other Assets in the accompanying consolidated balance sheet at December 31, 1997, and was being amortized over a twenty year period. Amortization of approximately $648,000 is included in the consolidated statement of operations for the nine months ended September 30, 1998. In September, 1998, the Company wrote off all of the outstanding goodwill resulting from the Mediatech acquisition and a portion of the fixed assets of Mediatech, as it was determined that their carrying

                        DIGITAL GENERATION SYSTEMS, INC.

values were not recoverable (Note 4). The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.


DCI ACQUISITION

      On September 25, 1998, the Company, through its wholly owned subsidiary, 17231 Yukon, Inc. ("Yukon") acquired substantially all of the property and assets, including all accounts receivable, inventories, contracts, equipment, real property leases and other related assets ("the Assets") of Digital Courier International, Inc. ("DCI" or "DCI acquisition") from Grant Thornton Limited ("Grant Thornton"), acting in its capacity as Receiver-Manager of Digital Courier International Corporation ("DCIC") and its wholly-owned subsidiary, DCI. DCI is in the business of supplying electronic distribution and communications services for the radio broadcast industry in the United States and Canada.

      Grant Thornton was appointed Receiver-Manager of DCIC and DCI pursuant to an order of the Supreme Court of British Columbia on July 14, 1998. Prior to the court order appointing Grant Thornton as receiver of DCIC and DCI, DCIC was listed on the Alberta Stock Exchange and conducted its business through DCI. Yukon, incorporated under the laws of the Yukon Territory, Canada, subsequently changed its name to DG Systems North Inc. ("DG North"), effective as of October 5, 1998.

      The Company paid $13.5 million in Canadian dollars (approximately US$9.06 million) in consideration for the transfer of the Assets to DG North. The amount and nature of the consideration was determined by arms-length negotiation among the parties. The funds used to purchase the Assets were derived from the Registrant's working capital.

      The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the net book value of assets acquired of approximately $5.1 million has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet and is being amortized over a 20 year period. The operating results and balance sheet of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998. The operating results of DCI for the period between the acquisition date and the September 30, 1998 were not material.

                        DIGITAL GENERATION SYSTEMS, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS

      The Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicated that the carrying value were not recoverable. In September 1998, the Company wrote off all of the remaining goodwill of its Mediatech subsidiary, $16.7 million, and wrote down Mediatech's fixed assets by an additional $340,000 due to management's evaluation of the appropriate carrying value of Mediatech's assets. Because of a change in Mediatech's business, it was determined that the value of the investment had permanently declined. The fair value of the Mediatech assets was determined by discounting the related expected future cash flows over the remaining life of the goodwill amortization period of 19 years.


5. PRIVATE PLACEMENT OF COMMON STOCK

      In July and August 1998, the Company's Board of Directors authorized the sale and issuance of up to $ 13.0 million worth of Common Stock in a private placement transaction. The Company issued 4,589,287 common shares to current institutional and closely associated investors at a price of $2.80 per share. Total proceeds to the Company, net of issuance costs, will be approximately $11.9 million. A portion of a note receivable issued to the Company in conjunction with the private placement remained outstanding at September 30, 1998. The balance outstanding, $750,000, was included in receivables from issuance of common stock in the September 30, 1998 condensed consolidated balance sheet. The proceeds of the note were collected subsequent to the balance sheet date.


6. CONVERSION OF PREFERRED STOCK TO COMMON STOCK

      In July 1998, the Company's Board of Directors authorized conversion of all of the Company's Series A Preferred Stock to Common Stock. Each Series A Preferred Shareholder received 1.1 shares of Common Stock for each Preferred share converted. The Company's Board deemed this action necessary and appropriate in order to assure conversion by these shareholders which held certain preferred stock rights which could have delayed the closing of the Private Placement transaction discussed above. All 4,950,495 shares of Series A Preferred Stock outstanding at June 30, 1998 were converted to common stock per the terms of the Series A Preferred Stock Conversion Agreement effective August 14, 1998.

      The conversion of the Series A Preferred Stock to Common Stock at a ratio greater than 1:1 resulted in a deemed dividend of $1,764,000, equal to the value of the 495,000 additional shares granted to the Preferred Shareholders on the date of conversion. The amount of the deemed dividend was computed based on the closing market price on the date of conversion. This deemed dividend is considered a reduction in earnings in the computation of basic and diluted earnings per share for the quarter and nine months ended September 30, 1998.


7. NET LOSS PER SHARE

      For the three and nine month periods ended September 30, 1998, respectively, the net loss per share was computed as the net loss of $21,425,000 and $28,647,000, respectively, plus the deemed dividend of $1,764,000 resulting from the conversion of Series A preferred stock in August 1998, divided by the weighted average common shares outstanding.

                        DIGITAL GENERATION SYSTEMS, INC.

      For the three and nine month periods ended September 30, 1997, the net loss per share was computed as the net loss of $4,499,000 and $10,996,000, respectively, plus the deemed dividend of $15,161,000 resulting from the issuance of Series A preferred stock in 1997, divided by the weighted average common shares outstanding. The Series A Preferred Stock was issued in 1997 at a less than the publicly traded price per share and the difference between the publicly traded price per share and the sales price per share was has been reflected as a deemed dividend to the preferred shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q.

      The following table presents unaudited financial information expressed as a percentage of total revenues and operating data for the period indicated. The information and operating data have been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented.


STATEMENTS OF OPERATIONS:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           ------------------      ------------------
                                            1998        1997        1998        1997
                                           ------      ------      ------      ------
Revenues ...............................   100.0%      100.0%      100.0%      100.0%

Costs and Expenses:
 Delivery and material costs ...........    36.0        44.2        36.8        38.1
 Customer operations ...................    38.4        36.8        36.2        39.8
 Sales and marketing ...................    12.8        14.0        12.6        17.9
 Research and development ..............     8.8         7.8         6.8        10.4
 General and administrative ............    12.2        11.3        10.8        12.0
 Write down of goodwill and fixed assets   188.5         --         58.7         --
 Depreciation and amortization .........    32.3        29.9        29.8        33.8
                                          ------      ------      ------      ------
    Total expenses .....................   329.0       144.0       191.7%      151.9
                                          ------      ------      ------      ------
Loss from operations ...................  (229.0%)     (44.0%)     (91.7%)     (51.9%)
Other income (expense):
  Interest income ......................     0.7         1.6         0.6         3.2
  Interest expense .....................    (9.2)       (8.7)       (7.7)       (9.7)
                                          ------      ------      ------      ------
Net loss ...............................  (237.5%)     (51.1%)     (98.8%)     (58.5%)


ACQUISITIONS

      In July 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. with operating facilities in Chicago, Los Angeles, New York and Louisville. Mediatech's primary operations are services typical of a traditional dub and ship house, including the physical duplication and distribution of audio and video content on a wide range of tape formats and performance of a variety of audio and video editing services. Although Mediatech's revenues are generated primarily from the duplication and distribution of short form content, consistent with those of the Company prior to this acquisition, Mediatech's revenues also include a significant portion generated from the distribution of long form syndicated programming of both live and previously broadcast television shows. Such services include integrating commercials into syndicated programs and uplinking the completed programs to satellites as well as the physical duplication and distribution of such programs to those stations which do not receive a satellite feed. The acquisition was accounted for as a purchase and the operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transactions, July 18, 1997.

      In September 1998, the Company acquired substantially all of the property and assets of Digital Courier International, Inc. ("DCI" or "DCI acquisition") from Grant Thornton Limited, acting in its capacity as Receiver-Manager of Digital Courier International Corporation ("DCIC") and its wholly-owned subsidiary, DCI. The operating results of DCI in the period between the acquisition and September 30, 1998 were not material and therefore are not referred to in the following analyses.


Revenues

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------------------             ---------------------
                                                          1998            1997               1998           1997
                                                         ------          ------             -------       -------
                                                            (in thousands)                    (in thousands)
Audio Distribution                                       $4,197          $3,393             $12,455        $9,421
Video Distribution                                        3,020           2,547               9,395         5,226
Ancillary Post-Production Services & Other
Services                                                  1,804           2,858               7,142         4,162
                                                         ------          ------             -------       -------
           Total Revenues                                $9,021          $8,798             $28,992       $18,809
                                                         ======          ======             =======       =======


      Revenues were $9,021,000 for the three months ended September 30, 1998, a 3% increase from $8,798,000 for the three months ended September 30, 1997, and $28,992,000 for the nine months ended September 30, 1998, a 54% increase from $18,809,000 for the nine months ended September 30, 1997. This revenue growth is due to increases of 24% and 46% in the combined volume of audio and video deliveries performed for the three and nine months ended September 30, 1998, respectively, over the same periods last year. Of the total volume increases, for the three and nine months ended September 30, 1998, 100% and 79%, respectively, relate to orders delivered through the DG Systems Network Operating Center ("NOC") in San Francisco. The Company believes that the increase in delivery volumes are due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of an expanded network of Company equipment located in radio and television stations and the increased market presence resulting from the July 1997 Mediatech acquisition and the November 1996 acquisition of PDR Productions, Inc. ("PDR".)

      Average revenue per audio delivery decreased less than 1% for the three months ended September 30, 1998 and decreased approximately 3% in the nine months ended September 30, 1998, versus the three and nine months ended September 30, 1997, respectively. These decreases are due to very small shifts in the mix of digital audio distribution services provided. The Company attributes these shifts to increased use of the Company's services for routine distribution.

      Average revenue per video delivery for the three and nine months ended September 30, 1998 was essentially equal to that for the three and nine months ended September 30, 1997, and there were no significant shifts in mix versus the same periods of 1997.

      For the three months ended September 30, 1998, revenues from other services totaled approximately $1.8 million, a 37% decrease versus revenue from these services for the same period in 1997. This decrease is a result of the Company's de-emphasis in the less profitable services in order to focus on its core audio and video distribution businesses. In particular, for the three months ended September 30, 1998, corporate duplication and satellite services totaled $1.1 million of revenue versus a combined total of $2.2 million in the same period of 1997. Post-production services, which are important to audio and video distribution customers, were approximately $700,000 in the three months ended September 30, 1998 and 1997. For the nine months ended September 30, 1998, revenues for other services provided by the Company, primarily as a result of the Mediatech acquisition, increased 72% versus the same period of the prior year. Revenues for the nine months ended September 30, 1998 included approximately $2.4 million for post-production services, $2.4 million for satellite distribution, and $2.3 million for corporate duplication.

Delivery and Material Costs

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------------------             ---------------------
                                                          1998            1997               1998           1997
                                                         ------          ------             -------        ------
                                                            (in thousands)                    (in thousands)
Audio Distribution                                       $1,050          $1,018              $3,006        $2,869
Video Distribution                                        1,553           1,448               4,707         2,618
Ancillary Post-Production Services & Other
Services                                                    647           1,420               2,949         1,687
                                                         ------          ------             -------        ------
           Total Delivery and Materials Costs            $3,250          $3,886             $10,662        $7,174
                                                         ======          ======             =======        ======


      Delivery and material costs were $3,250,000 for the three months ended September 30, 1998, a 16% decrease from the $3,886,000 for the three months ended September 30, 1997. This decrease is due primarily to a decrease in the direct materials and fees paid to other service providers in connection with ancillary post-production services and other services offered by the Company. As mentioned above, the Company is focusing its efforts on its core audio and video distribution businesses. For the nine months ended September 30, 1998, delivery and materials costs increased 48% over the same period last year. This increase in costs is due primarily to the increased delivery volumes as well as the additional direct costs related to the other services being provided as a result of the Mediatech acquisition.

      Delivery and material costs as a percentage of revenues decreased to 36% of revenues from 44% of revenues in the three months ended September 30, 1998 and 1997, respectively, and decreased to 37% of revenues from 38% of revenues in the nine months ended September 30, 1997 and 1996, respectively. The decreases in delivery and material costs as a percentage of revenues are due to the change in the mix of services provided by the Company as well as improvements in electronic costs of delivery for audio and video distribution.

      Audio delivery and material costs as a percentage of audio delivery revenues decreased to approximately 25% from 30% for the three months ended September 30, 1998 and 1997, respectively and decreased to approximately 24% from 31% for the nine months ended September 30, 1998 and 1997, respectively. This decrease is primarily the result of improvements in cost per electronic delivery resulting from the increased volume of electronic audio deliveries, which has resulted in greater efficiencies. In addition, the Company renewed its contract with its primary telephone service provider in May 1997 which resulted in improvements in cost per electronic delivery.

      Video delivery and material costs as a percentage of video revenues decreased to approximately 51% from 57% in the three months ended September 30, 1998 and 1997, respectively, due primarily to improvements in the cost of video deliveries being fulfilled through the NOC. The percentage of video delivery and material costs as a percentage of video revenues remained approximately the same at 50% for the nine months ended September 30, 1998 and 1997.

         Delivery and material costs related to the other services provided by the Company were 36% and 31% of the associated revenue for the three and nine months ended September 30, 1998, and 38% and 40% of the associated revenues for the three and nine months ended September 30, 1997, respectively. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services.

Customer Operations

      Customer operations expenses were $3,460,000 and $3,241,000 for the three months ended September 30, 1998 and 1997, respectively, and $10,503,000 and $7,480,000 for the nine months ended September 30, 1998 and 1997, respectively. These expenses have increased in the three months ended September 30, 1998 versus the same period of the prior year due primarily to increased costs incurred to support the greater volume of deliveries processed through the Company's NOC. The increase in expenses for the nine months ended September 30, 1998 versus the same period of the prior year is primarily the result of the consolidation of the costs of the former Mediatech operations as well as the addition of the personnel necessary to support the greater volume of orders and deliveries routed through the NOC. The related expenses of the former Mediatech locations consist principally of personnel costs and related overhead for those involved in customer and technical support and fulfillment of orders for the services offered by those locations.

      Customer operations expenses as a percentage of revenues increased to 38% of revenues from 37% of revenues in the three months ended September 30, 1998 and 1997, respectively, and decreased to 36% of revenues from 40% of revenues in the nine months ended September 30, 1998 and 1997, respectively. Although customer operations expenses a percentage of revenues continues to decrease for orders processed through the NOC, the relatively more expensive operations costs of the other locations offset this improvement in the quarter ended September 30, 1998. For the nine months ended September 30, 1998, the decrease in customer operations expenses as a percentage of revenues is due primarily to reductions in cost for orders processed through the Company's NOC, which serves as the primary support for the digital network. These improvements in cost as a percentage of revenues, however, were offset slightly by the impact of the relatively more expensive customer operations expenses of the Company's other facilities, which have a different cost structure in order to provide the additional services offered at these locations.

      The Company believes that in order to compete effectively and manage future growth it will be necessary to continue to implement changes which improve and increase the efficiency of its customer operations.

Sales and Marketing

      Sales and marketing expenses were $1,156,000 for the three months ended September 30, 1998, a 6% decrease from $1,232,000 for the quarter ended September 30, 1997, and increased 8% to $3,655,000 for the nine months ended September 30, 1998 from $3,373,000 in the nine months ended September 30, 1998. The decrease in sales and marketing expenses in the quarter ended September 30, 1998 is a result of improved efficiency of the consolidated sales and marketing effort in place since shortly after the Mediatech acquisition. For the nine months ended September 30, 1998, the increase in sales and marketing expenses is primarily due to the consolidation of the costs of the former Mediatech sales group. However, sales and marketing expenses as a percentage of revenues has been reduced to 13% from 18% of revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company united its sales forces in 1997 and believes it is now more capable of effectively and efficiently marketing the Company's complete set of services throughout the country.

      The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services.

Research and Development

      Research and development expenses increased 16% to $795,000 for the quarter ended September 30, 1998 from $688,000, for the quarter ended September 30, 1997, and increased 1% to $1,984,000 from $1,956,000 in the nine months ended September 30, 1998 and 1997, respectively. These increases are primarily due to increased personnel costs, in particular the recruiting fees incurred to hire additional engineers to develop and enhance the Company's digital audio and video services. These costs more than offset reductions in development and testing costs, principally frame relay and satellite transmission testing, incurred in the same periods in the prior year to prepare the NOC for video delivery.

       The Company expects that research and development expenses will be necessary to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.

General and Administrative

      General and administrative expenses increased 10% to $1,097,000 for the ended September 30, 1998, from $998,000 for the quarter ended September 30, 1997, and increased 40% to $3,141,000 for the nine months ended September 30, 1998 from $2,239,000 in the nine months ended September 30, 1997. The increase in the three months ended September 30, 1998 versus the same three months of the prior year is due primarily to expenses incurred to consolidate and upgrade the Company's order entry, billing and financial reporting systems. The increase in costs in the nine months ended September 30, 1998 versus the same period of the prior year is primarily due to the addition of the costs of certain former Mediatech staff as well as the additional costs of consolidating and upgrading the Company's order entry, billing and financial reporting systems. The Company expects to continue to spend on the consolidation and upgrade of the Company's systems over the remainder of 1998 to improve reporting and operating efficiency.

Depreciation and Amortization

      Depreciation and amortization expenses increased 11% to $2,914,000 in the three months ended September 30, 1998 from $2,628,000 for the three months ended September 30, 1997 and increased 36% to $8,627,000 for the nine months ended September 30, 1998 from $6,361,000 for the nine months ended September 30, 1997. These increases versus the same periods in the prior year are due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased by 16% to $34.2 million at September 30, 1998 from $29.5 million at September 30, 1997. In particular, the Company has acquired approximately $7.6 million of network equipment as a result of the acquisition of Mediatech, has made capital additions of approximately $1.7 million between September 30, 1997 and September 30, 1998 in support of its video delivery service plan, and has increased the number of units located at broadcast stations at September 30, 1998. In addition, the Company recorded amortization expense of $216,000 and $648,000, respectively, in the three and nine months ended September 30, 1998 related to the goodwill and other intangible assets recorded in connection with the July 1997 acquisition of Mediatech.

      As discussed in the Notes to the Condensed Consolidated Financial Statements, in September 1998, the Company wrote off the remaining goodwill of its Mediatech subsidiary, approximately $16.7 million, and wrote down Mediatech's fixed assets by $340,000 because it was determined that the carrying values of these assets may not be recoverable due to changes affecting their realization which have occurred since the acquisition.

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

Interest Income and Interest Expense

      Interest income decreased 54% to $63,000 in the quarter ended September 30, 1998 from $138,000 for the three months ended September 30, 1997 and decreased 71% to $177,000 in the nine months ended September 30, 1998 from $604,000 for the nine months ended September 30, 1997. These decreases are primarily the result of reductions in levels of cash and cash equivalents and short-term investments versus the same periods of the prior year. The proceeds from the Company's initial public offering (February

1996), Series A Preferred Stock Offering (July and August 1997) and private placement of common stock (August 1998) have been used to fund the Company's operating, investing and financing activities. The Company expects that interest income will decrease in the future based on the levels of cash used in the Company's operations.

      Interest expense increased 9% to $831,000 in the three months ended September 30, 1998 from $762,000 in the three months ended September 30, 1997 and increased 23% to $2,238,000 from for the nine months ended September 30, 1998 from $1,826,000 for the nine months ended September 30, 1997. These increases are the result of both the scheduled paydown of debt resulting from leasing and loan agreements used to fund the development and growth of the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth as well as debt assumed and incurred as a result of the Mediatech acquisition. Debt outstanding under the lease and loan agreements used to fund the Company's network has decreased to $13.0 million at September 30, 1998 from $14.1 million at September 30, 1997. During the first nine months of 1998, the Company incurred interest expense totaling $157,000 on the promissory notes given as consideration in the July 1997 acquisition of Mediatech. In addition, the Company incurred $93,000 of interest expense in the three months ended September 30, 1998 on the Mediatech debt existing at the time of the acquisition. The Company expects interest expense will fluctuate in the future based on the levels of borrowing required.

Liquidity and Capital Resources

      Net cash used in operating activities, including the adjustment for depreciation and amortization, increased to $4.7 million in the nine months ended September 30, 1998 from $4.2 million in the nine months ended September 30, 1997. The net loss, exclusive of depreciation and amortization and the write down of goodwill, decreased to $3.0 million for the nine months ended September 30, 1998 from $4.6 million for the nine months ended September 30, 1997. However, changes in working capital balances resulted in cash usage of $1.9 million in the nine months ended September 30, 1998.

      The Company used cash of $1.4 million for the purchase of property and equipment in the nine months ended September 30, 1998. In the nine months ended September 30, 1997, the Company purchased $4.1 million of property and equipment. The capital additions for both periods were the result of the Company's continued expansion of its network. As the primary video network infrastructure is now in place, fiscal 1998 capital equipment additions are not expected to reach the levels of fiscal 1997.

      Proceeds from issuance of common stock were $11.5 million and $74,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Proceeds in 1998 include $11.9 million net proceeds received from the Company's private placement of common stock in August 1998. A note receivable issued to the Company in conjunction with the private placement in the amount of $750,000 remains outstanding at September 30, 1998. The Company expects to collect the balance prior to the end of the year.

      Principal payments on long-term debt were $6.5 million in the nine months ended September 30, 1998 versus $3.9 million in the nine months ended September 30, 1997, primarily reflecting the increase in regularly scheduled repayment of the increased capital lease liability and term debt incurred to finance equipment and property acquisitions. Such payments also include $608,000 paid on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition and principal payments of $750,000 on the promissory notes issued by the Company in connection with the Mediatech acquisition.

      As detailed in the Notes to the Condensed Consolidated Financial Statement and in the Company's Current Report on Form 8-K filed October 13, 1998, the Company acquired substantially all of the assets of Digital Courier International, Inc. in September 1998. The Company funded the $13.5 million Canadian (approximately US $9.1 million) cash purchase from its working capital balances.

      At September 30, 1998, the Company's current sources of liquidity included cash and cash equivalents of $1.6 million and $1.7 million available to finance capital expenditures under a long-term credit facility which can be drawn on until December 1998. In addition, Mediatech has a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. During the nine months ended September 30, 1998, $1.9 million of net paydown was made on the line of credit, and the outstanding balance at September 30, 1998 of $954,000 was approximately equal to the maximum available under the agreement at that time. The Company expects to fully utilize the funding available under the existing credit agreements.

      The Company plans to raise additional funds in an amount up to the purchase price of DCI plus related closing costs in order to replenish its working capital position. There can be no assurance, however, that additional funding will be available to the Company on acceptable terms, or at all. In the event that the Company is unable to raise additional funds, the Company's business, financial condition and results of operations would be materially adversely effected. The Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through December 1998.

      CERTAIN BUSINESS CONSIDERATIONS

      The Company's business is subject to the following risks in addition to those described elsewhere in this Report.

      History of Losses; Future Operating Results Uncertain. The Company was founded in 1991 and has been unprofitable since its inception. The Company expects to continue to generate net losses for a minimum of the next twelve months. As of September 30, 1998, the Company's accumulated deficit was $88.5 million. Accordingly, although the Company has recently experienced significant growth, a significant portion of which is due to acquisitions, such growth rates may not be sustainable and should not be used as an indication of future sales growth, if any, or of future operating results. The Company's future success also will depend in part on obtaining continued reductions in delivery and service costs, particularly continued automation of order processing and reductions in telecommunications costs. There can be no assurance that the Company's sales will grow or be sustained in future periods, that the Company will be able to reduce delivery and service costs, or that the Company will achieve or sustain profitability in any future period.

      Future Capital Needs; Uncertainty of Additional Funding. The Company anticipates that its existing capital, cash from operations, and funds available under existing term loan and line of credit agreements should be adequate to satisfy its capital requirements through December 1998, assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves. There can be no assurance, however, that the Company will not require additional capital sooner than currently anticipated. The inability to obtain additional funding for continuing operations would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, VRTSs and DVPS units and to introduce additional services. The Company currently plans to raise additional funds in an amount up to the purchase price of the assets acquired from DCI plus related closing costs in order to replenish its working capital position, but there can be no assurance that additional funding will be adequate to fund the Company's capital needs, which depend upon numerous factors, including the progress of the Company's product development activities, the cost of increasing the Company's sales and marketing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it were to pursue one or more such acquisitions, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The Company is continually analyzing the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and the inability to obtain financing for acquisitions on acceptable terms may prevent the Company from completing advantageous acquisitions and consequently may adversely effect the Company's prospects and future rates of growth. The inability to obtain additional funding for continuing operations or an acquisition would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the

Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that are highly dilutive to existing investors.

      Dependence on Electronic Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its network operating center and populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However there can be no assurance that placement of these units will cause this service to achieve adequate market acceptance among customers which require video advertising content delivery. The inability to place units in an adequate number of stations or the inability to capture market share among content delivery customers as a result of price competition or new product introductions from competitors would have a material adverse effect on the Company's business, operating results and financial position. In addition, the Company believes that in order to more fully address the needs of potential video delivery customers it will need to develop a set of ancillary services which typically are provided by dub and ship houses. These ancillary services, which include physical archiving, closed captioning, modification of slates and format conversions, will need to be provided on a localized basis in each of the major cities in which the Company provides services directly to agencies and advertisers. The Company currently has the capability to provide such services through its facilities in New York, Los Angeles and Chicago. However, there can be no assurance that the Company will successfully contract for and provide these services in each major metropolitan area or that the Company will be able to provide competitive video distribution services in other U.S. markets. Also, although the Company is taking the steps it believes are required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, there can be no assurance that such goals will be achieved and failure to do so could have a material adverse effect on the Company's business, operating results and financial position. In addition, unless the Company can successfully continue to develop and provide video transmission services, it may be unable to retain current or attract future audio delivery customers who may ultimately demand delivery of both media content and the failure to retain such customers could have a material adverse effect on the Company's results of operations and financial condition.

      Uncertainties Relating to Integration of Operations. DG Systems acquired PDR, Mediatech and DCI with the expectation that such strategic acquisitions would result in enhanced efficiencies for the combined company. To date the Company has not fully completed the integration of PDR, Mediatech and DCI with the Company. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of the organizations and businesses of PDR, Mediatech and DCI with those of the Company is achieved in an efficient, effective and timely manner; however, there can be no assurance that this will occur. The successful integration and expansion of the Company's business following its acquisition of PDR, Mediatech and DCI requires communication and cooperation among the senior executives and key technical personnel of The Company, PDR, Mediatech and DCI. Given the inherent difficulties involved in completing a business combination, there can be no assurance that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of the Company's business. Failure to effectively accomplish the integration of the operations of PDR, Mediatech and DCI with those of the Company could have a material adverse effect on DG Systems' results of operations and financial condition. In addition, there can be no assurance that all current and potential customers will favorably view the Company's services as offered through PDR, Mediatech and DCI or that the Company will realize any of the other anticipated benefits of the acquisitions. Moreover, as a result of these acquisitions, certain customers of the Company may perceive PDR, Mediatech or DCI to be a competitor, and this could affect such customers' willingness to do business with the Company in the future. The loss of significant customers would have a material adverse effect on the Company's results of operations and financial condition.

      Dependence on Emerging Markets. The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new, and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services and long standing relationships with existing dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition would be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, there can be no assurance that the Company will be able to conform its products to such standards in a timely fashion, or at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner, and there can be no assurance that the Company will be successful in developing such services, and in obtaining new customers for such services. See "Dependence on New Product Introductions." There can also be no assurance that the Company will be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of the Company's network, including the Company's field receiving equipment and rooftop satellite antennae.

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

      Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and services at competitive prices and in a timely and cost-effective fashion. The Company's development efforts have been focused on the areas of satellite transmission technology, video compression technology, TV station systems interfaces, and work on reliability and throughput enhancements to the network. The growth of the Company's electronic video delivery services is also dependent on its ability to obtain reliable and cost-effective satellite delivery capability. Work in satellite technology is oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Work in video compression technology is directed toward integration of emerging broadcast quality compression systems, which further improves picture quality while maintaining compliance with industry standards, within the Company's existing network. TV station system interface implementation includes various system control protocols and improvements of the system throughput and reliability. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which allows the Company to use Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated the software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. There can be no assurance that the Hughes satellite system will have the capacity to meet the Company's future delivery commitments and broadcast quality requirements and to do so on a cost-effective basis. See "Dependence on Certain Suppliers."

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

      Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for the Company to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than the Company. As a result of the Company's September 1998 acquisition of substantially all of the assets of DCI, the Company has expanded its customer base, increased the number of radio stations included in its network and improved its ability to provide a point to point delivery service between the radio stations and groups. The Company believes it now offers the only nationwide electronic delivery option for audio spot distribution.

      In the market for the distribution of video content to television stations, the Company encounters competition from VDI Media, Vyvx Advertising Distribution Services ("VADS"), a subsidiary of The Williams Companies which includes CycleSat, Inc., and Applied Graphics Technologies, Inc., a provider of digital pre-press services which also owns the dub and ship house Spotlink, as well as dub and ship houses and production studios, certain of which currently function as marketing partners with the Company in the audio distribution market. To the extent that the Company is successful in entering new markets, such as the delivery of other forms of content to radio and television stations and content delivery to radio and television stations, it would expect to face competition from companies in related communications markets and/or package delivery markets which could offer products and services with functionality similar or superior to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

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

      Ability to Manage Growth. The Company has recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management, operating and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company believes that to achieve these objectives it must complete the automation of the customer order entry process and the integration of the delivery fulfillment process into the customer billing system and integrate these systems with those of PDR, Mediatech and DCI. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

      Year 2000 Risk Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 14 months, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with this year 2000 coding problem. The Company has done a preliminary internal assessment of the components and applications of its network and has determined that a number of these components are year 2000 compliant. To further identify potential issues, the Company has hired a third party consulting firm to inventory the various internal and external systems and related applications upon which the Company may be dependent and to assess both the level of dependence and the exposure in each area to year 2000 risks. This study is not yet complete and the Company has not yet fully completed the assessment of the full range of risks. A complete action plan awaits the completion of this report and is expected to be in place early in 1999.

      In the interim, the Company is continuing to take the steps it believes are necessary to address the network and related applications it has identified that are not year 2000 compliant, primarily through internal development efforts. Although Company has direct programming control over its network applications and believes that it utilizes the most recently available hardware and software products of leading industry providers, whom the Company believes are allocating significant resources to address and resolve these issues, there can be no assurance that the Company's computer hardware and software products will contain all necessary code changes in their date code fields to avoid any or all damaging interruptions and other problems associated with date entry limitations. The Company is also dependent upon other third parties, in particular it's telephone and satellite transmission suppliers, in order to provide its electronic distribution services. (See Dependence on Certain Suppliers.) The Company is in the process of obtaining relevant information from these suppliers in order to increase awareness of potential issues. If such vendors systems are not year 2000 compliant it could have a material adverse affect on the Company's operations. At this time the Company has not fully quantified the potential impact of third party vendor year 2000 issues. The Company currently does not anticipate that the direct resource requirements or expenses of the Company related to resolving year 2000 issues will have a material affect on its operating results or financial position.

      The Company believes that the purchasing pattern of its current and potential customers may be affected by the year 2000 problem described above in a variety of ways. For example, as the year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical dub and ship operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after year 2000 and beyond. If any current customers of the Company shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations will be adversely affected, and if any potential customers elect to not utilize the Company's delivery services for any period of time on the basis of year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. At this time, the Company has not fully developed detailed contingency plans for the possibility of significant disruption due to year 2000 issues. Preliminary discussions have been held but timing of the development of such a contingency plan will be dependent upon the findings and resulting actions taken based on the risk assessment studies discussed above.

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

      Dependence on Certain Suppliers. The Company relies on certain single or limited-source suppliers for certain integral components used for the assembly of the Company's audio and video units. Although the Company's suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to the Company, it would delay the Company's deployment of audio and video units which would have the effect of depressing the Company's business until the Company established sufficient component supply through an alternative source. The Company believes that there are alternative component manufacturers that could supply the components required to produce the Company's products, but the Company is not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for the Company to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. The Company does not have long-term supply contracts with its sole- or limited-source vendors and purchases its components on a purchase order basis. The Company has experienced component shortages in the past and there can be no assurance that material component shortages or production or delivery delays will not occur in the future. The inability in the future to obtain sufficient quantities of components in a timely manner as required, or to develop alternative sources as required, could result in delays or reductions in product shipments or product redesigns, which would have a material and adverse effect on the Company's business, operating results and financial condition.

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

      Potential for Nasdaq Review. The holders of the registered Common Stock of the Company currently enjoy a substantial benefit in terms of liquidity by having such Common Stock listed on the Nasdaq National Market trading system which would be lost if the Company were to be delisted. For the three months ended September 30, 1998, the Company's net tangible assets fell below the level required for continued inclusion of the Company's Common Stock on the Nasdaq National Market System and, therefore, there can be no assurance that the Company's Common Stock will be able to continue to be listed on the Nasdaq National Market. The Company fully expects to be able to return to compliance with all requirements for continued listing on the Nasdaq National Market, in particular, the Company is in the process of raising additional capital. (See Liquidity and Capital Resources). There can be no assurance however, that the Company will be able to continue to have its registered Common Stock listed on the Nasdaq National Market or similar public securities exchange.

      Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of the Company and their respective affiliates own approximately 34% of the Company's Common Stock. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of the Company.

      Preferential Rights of Preferred Stock. The Company presently has 15,000,000 shares of Preferred Stock authorized. On August 12, 1998 holders of 4,950,495 shares of Series A Convertible Preferred Stock, constituting all of the outstanding shares of the Series A Convertible Preferred Stock, elected to convert such shares into shares of the Company's Common Stock. Accordingly, pursuant to the Company's Articles of Incorporation, the Company's Board of Directors has the authority to issue up to 10,049,505 additional shares of Preferred Stock and may divide such 10,049,505 remaining authorized shares of Preferred Stock into any number of series, to fix the number of and determine the rights, preferences, privileges and restrictions granted to or imposed upon, any such series.

      Registration Rights. In connection with the private placement of shares of the Company's Common Stock which occurred on August 14, 1998, as further described in "Part II. Item 2. Changes in Securities," the Company has agreed to file a registration statement on Form S-3 with the SEC for the purposes of registering the resale of such shares and to list such shares on the Nasdaq National Market. In addition, certain other holders of the Company's Common Stock, including former holders of the Company's Series A Convertible Preferred Stock, previously have been granted similar demand and piggy-back registration rights, such that the holders will be entitled to include their shares in the registration process. The Company presently intends to prepare and file such registration statement prior to the end of 1998. Following the successful completion of such registration and listing processes, such additional shares of the Company's Common Stock will be freely tradable in the public market, subject to volume limitations applicable to affiliates of the Company. Approximately 12 million shares of the Company's Common Stock and former Series A Preferred Stock will be registered in the Form S registration. Sales of a substantial number of additional shares in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of its equity securities.

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

ITEM 2. CHANGES IN SECURITIES

         (b) On August 14, 1998, the Company issued 4,589,287 shares of the Company's Common Stock to current institutional and closely associated investors in a private placement transaction. These shares were issued at $2.80 per share. The offer and sale of the shares is exempt from registration under Section 4(2) of the Securities Act of 1933.

         On August 12, 1998, 4,950,495 shares of the Company's Series A Preferred Stock, constituting all of the shares then outstanding, were converted to Common Stock pursuant to the terms of the Series A Preferred Stock Conversion Agreement dated August 12, 1998, by and between the Company and the holders of the Series A Convertible Preferred Stock. Each holder of Series A Convertible Preferred Stock received 1.1 shares of Common Stock for each share of Series A Convertible Preferred Stock so converted. The Company's Board deemed this action necessary and appropriate in order to assure conversion by these shareholders which held certain preferred stock rights which could have delayed the closing of the Private Placement transaction discussed above. The issuance of such shares of Common Stock upon conversion of the Series A Convertible Preferred Stock is exempt from registration under Section 3(a)(9) of the Act.


ITEM 5. OTHER INFORMATION

         DEADLINE FOR RECEIPT OF SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

      Shareholders are entitled to present proposals for action at forthcoming shareholder meetings of the Company if they comply with the requirements of the appropriate proxy rules promulgated by the Securities and Exchange Commission. According to the Securities and Exchange Commission rules, proposals of shareholders of the Company intended to be presented for consideration at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices not less than 120 calendar days before the date of the Company's proxy statement from the previous year. Therefore, as the Company held its 1998 Annual Meeting of Shareholders on April 29, 1998, the deadline for shareholders to submit proposals to be presented for consideration at the Company's 1999 Annual Meeting of Shareholders is December 28, 1998, in order that they may be included in the proxy statement and form of proxy related to that meeting.

      The proxy card used in connection with the Company's 1998 Annual Meeting of Shareholders granted the proxy holders discretionary authority to vote on any matter properly raised at the 1998 Annual Meeting of Shareholders and the Company presently intends to use a similar form of proxy card for its 1999 Annual Meeting of Shareholders. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, if a shareholder intends to submit a proposal at the Company's 1999 Annual Meeting which is not eligible for inclusion in the proxy statement and form of proxy relating to that shareholder meeting, such proposal must be received by the Company no later than 45 calendar days before the mailing date of the prior year's notice of Annual Meeting of Shareholders. As the mailing date of the 1998 Annual Meeting of Shareholders was April 3, 1998, the deadline for submitting proposals which are not eligible for inclusion in the proxy statement is February 17, 1999. If such a shareholder fails to comply with the foregoing notice provision for proposals not included in the proxy statement and related form of proxy, the proxy holders will be allowed to use their discretionary voting authority if such a proposal is properly raised at the Company's 1999 Annual Meeting of Shareholders. The Company currently believes that its Annual Meeting of Shareholders will be held during the third week of April, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              EXHIBIT
              NUMBER                    EXHIBIT TITLE
              -----                     -------------
               3.1(d)  Restated Articles of Incorporation of registrant.
               3.2(b)  Bylaws of registrant, as amended to date.
               3.3(l) Certificate of Amendment of The Articles of Incorporation filed with California Secretary of State on July 3, 1998.
               4.2(b)  Form of Common Stock Certificate.
              10.1(b) 1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
              10.2(b)  Form of Directors' and Officers' Indemnification
                       Agreement.
              10.3(b) 1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
              10.4(b)  Form of Restricted Stock Agreement.
              10.6(b)  Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
            10.7.1(c)  Corporate Service Plan Agreement between the Company and MCI Telecommunications Corporation, dated March 23, 1994.
            10.7.2(c)  First Amendment to Corporate Service Plan Agreement
                       between the Company and MCI Telecommunications Corporation, dated November 2, 1995.
              10.8(b)  Master Lease Agreement between the Company and
                       Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
              10.9(b) Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
             10.10(b)  Master Equipment Lease between the Company and
                       Phoenix Leasing, Inc., dated January 7, 1993.
             10.15(c) Audio Server Network Prototype Vendor Agreement and Satellite Vendor Agreement between the Company and ABC Radio Networks, dated December 15, 1995.
             10.17(b) Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994, December 5, 1994, December 5, 1994, and March 14, 1995.
             10.18(b)  Warrant Agreement to purchase Series B Preferred
                       Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.
             10.19(b)  Warrant Agreement to purchase Series C Preferred
                       Stock between the Company and Comdisco, Inc., dated as of June 13, 1995.
             10.20(b)  Warrant Agreement to purchase Series D Preferred
                       Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.
             10.22(d) Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street, San Francisco, California between the Company and T.Y. Lin International dated September
                       8, 1995 and exhibits thereto.
             10.23(d) Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco, California between the Company and Law/Crandall, Inc. dated September 29, 1995 and exhibits thereto.

             10.24(e) Digital Generation Systems, Inc. Supplemental Stock Option Plan.
             10.25(e) Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
             10.26(f) Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital Generation Systems, Inc., and Pat DeRosa.
             10.27(k) Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
             10.29(i)  Preferred Stock Purchase Agreement, dated as of July
                       14, 1997, by and among Digital Generation Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as Exhibit A thereto.
             10.30(i)  Amendment to Preferred Stock Purchase Agreement,
                       dated as of July 23, 1997, by and among Digital Generation Systems, Inc. and the purchasers listed on the Exhibit A thereto.
             10.31(g) Loan Agreement dated as of December 1, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
             10.32(g) First Amendment to Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
             10.33(l)  Common Stock Subscription Agreement for private
                       placement of Company's common stock at $2.80 per share.
             10.34(m)  Sale and  Purchase  Agreement,  dated  September  10,
                       1998,  by and between  Grant Thornton  Limited,   in  its
                       capacity as Receiver-Manager of Digital Courier International Corporation and Digital Courier International, Inc. and Digital Generation Systems, Inc. and exhibits thereto.
             10.35(a) Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.
              21.1(g)  Subsidiaries of the Registrant.
                27(a)  Financial Data Schedule.

----------

(a)          Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).
(c) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.
(d) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly Report on Form 10-Q filed May 3, 1996, as amended.
(e) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed November 13, 1996.
(f) Incorporated by reference to the exhibit bearing the same number filed with registrant's Current Report on Form 8-K/A filed January 21, 1997.
(g) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 31, 1998.
(h) Incorporated by reference to the exhibit bearing the same number filed with registrant's quarterly report on Form 10-Q filed May 15, 1997.
(i) Incorporated by reference to the exhibit bearing the same title filed with registrant's Form 8-K filed August 1, 1997.
(j) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.
(k) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed May 15, 1998.
(l) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1998.
(m) Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed October 13, 1998.



(b)  Reports on Form 8-K.


         (1) Current Report on Form 8-K filed on October 13, 1998 reporting that effective September 25, 1998, the Registrant had acquired substantially all of the assets of DCI, pursuant to a Sale and Purchase Agreement between the Registrant and Grant-Thornton acting in its capacity as receiver-manager of DCIC and its wholly-owned subsidiary, DCI.

         (2) Current Report on Form 8-K/A filed on November 12, 1998 providing audited consolidated financial statements of DCIC for the twelve months ended September 30, 1997 and 1996, unaudited consolidated financial statements of DCIC for the six months ended March 31, 1998 and 1997 and the unaudited condensed pro forma combined financial statements of Digital Generation Systems, Inc., Mediatech, Inc. and DCIC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIGITAL GENERATION SYSTEMS, INC.



Dated:  NOVEMBER 16, 1998                   BY:  /s/ PAUL W. EMERY, II
                                                --------------------------------
                                                PAUL W. EMERY, II
                                                VICE PRESIDENT & CHIEF FINANCIAL
                                                OFFICER (PRINCIPAL FINANCIAL AND
                                                CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                    EXHIBIT TITLE
    -----                     -------------
     3.1(d)  Restated Articles of Incorporation of registrant.
     3.2(b)  Bylaws of registrant, as amended to date.
     3.3(l) Certificate of Amendment of The Articles of Incorporation filed with California Secretary of State on July 3, 1998.
     4.2(b)  Form of Common Stock Certificate.
    10.1(b) 1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.
    10.2(b)  Form of Directors' and Officers' Indemnification
             Agreement.
    10.3(b) 1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
    10.4(b)  Form of Restricted Stock Agreement.
    10.6(b) Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
  10.7.1(c)  Corporate Service Plan Agreement between the Company and MCI Telecommunications Corporation, dated March 23,
             1994.
  10.7.2(c)  First Amendment to Corporate Service Plan Agreement
             between the Company and MCI Telecommunications Corporation, dated November 2, 1995.
    10.8(b)  Master Lease Agreement between the Company and
             Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
    10.9(b) Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
   10.10(b)  Master Equipment Lease between the Company and
             Phoenix Leasing, Inc., dated January 7, 1993.
   10.15(c) Audio Server Network Prototype Vendor Agreement and Satellite Vendor Agreement between the Company and ABC Radio Networks, dated December 15, 1995.
   10.17(b) Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994, December 5, 1994, December 5, 1994, and March 14, 1995.
   10.18(b)  Warrant Agreement to purchase Series B Preferred
             Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.
   10.19(b)  Warrant Agreement to purchase Series C Preferred
             Stock between the Company and Comdisco, Inc., dated as of June 13, 1995.
   10.20(b)  Warrant Agreement to purchase Series D Preferred
             Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.
   10.22(d) Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street, San Francisco, California between the Company and T.Y. Lin International dated September
             8, 1995 and exhibits thereto.
   10.23(d) Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco, California between the Company and Law/Crandall, Inc. dated September 29, 1995 and exhibits thereto.
   10.24(e)  Digital Generation Systems, Inc. Supplemental Stock
             Option Plan.
   10.25(e) Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR Productions, Inc. and Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
   10.26(f) Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital Generation Systems, Inc., and Pat DeRosa.
   10.27(k) Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.

   10.29(i)  Preferred Stock Purchase Agreement, dated as of July
             14, 1997, by and among Digital Generation Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as Exhibit A thereto.
   10.30(i)  Amendment to Preferred Stock Purchase Agreement,
             dated as of July 23, 1997, by and among Digital Generation Systems, Inc. and the purchasers listed on the Exhibit A thereto.
   10.31(g) Loan Agreement dated as of December 1, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
   10.32(g) First Amendment to Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
   10.33(l)  Common Stock Subscription Agreement for private
             placement of Company's common stock at $2.80 per share. 10.34(m) Sale and Purchase Agreement, dated September 10,
             1998,  by and between  Grant Thornton  Limited,   in  its
             capacity as Receiver-Manager of Digital Courier International Corporation and Digital Courier International, Inc. and Digital Generation Systems, Inc. and exhibits thereto.
   10.35(a) Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.
    21.1(g)  Subsidiaries of the Registrant.
      27(a)  Financial Data Schedule.

----------

(a)          Filed herewith.
(b) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).
(c) Incorporated by reference to the exhibit bearing the same number filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.
(d) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly Report on Form 10-Q filed May 3, 1996, as amended.
(e) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed November 13, 1996.
(f) Incorporated by reference to the exhibit bearing the same number filed with registrant's Current Report on Form 8-K/A filed January 21, 1997.
(g) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 31, 1998.
(h) Incorporated by reference to the exhibit bearing the same number filed with registrant's quarterly report on Form 10-Q filed May 15, 1997.
(i) Incorporated by reference to the exhibit bearing the same title filed with registrant's Form 8-K filed August 1, 1997.
(j) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.
(k) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed May
             15, 1998.
(l) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1998.
(m) Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed October 13, 1998.