Form 10-K
period 1998-12-31
DIGITAL GENERATION SYSTEMS INC
filed 1999-03-31
CIK 934448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 1999, as reported on the NASDAQ National Market, was approximately $99,486,540. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               As of March 15, 1999, the registrant had 26,529,744 shares of Common Stock, without par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year, (the "Proxy Statement") and to be held on the date set forth in such Proxy Statement. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.


================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission filings.

                                TABLE OF CONTENTS


                                                     PART I


   ITEM 1.  BUSINESS........................................................................................1


         Industry Background................................................................................1
         The Company........................................................................................2
         Products and Services..............................................................................3
         The DG Systems Network.............................................................................4
         Markets and Customers..............................................................................5
         Sales, Marketing and Customer Service..............................................................6
         Competition........................................................................................8
         Intellectual Property and Proprietary Rights.......................................................9
         Employees..........................................................................................9
   ITEM 2.   PROPERTIES.....................................................................................9
   ITEM 3.   LEGAL PROCEEDINGS.............................................................................10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10
   ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................11

                                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........................13
   ITEM 6.   SELECTED FINANCIAL DATA.......................................................................14
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........15
         Overview..........................................................................................15
         Results of Operations.............................................................................16
         Quarterly Results of Operations...................................................................21
         Liquidity and Capital Resources...................................................................22
         Certain Business Considerations...................................................................23

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA....................................................34
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE...........34

                                                             PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................35
  ITEM 11.   EXECUTIVE COMPENSATION........................................................................35
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................35
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................35

                                                              PART IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................36
  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................36
  SIGNATURES...............................................................................................40

                                     PART I


ITEM 1.  BUSINESS

         Digital Generation Systems, Inc. ("DG Systems", "DG" or the "Company") operates a nationwide, value-added digital network which links hundreds of advertisers and advertising agencies with more than 7,500 radio and 600 television stations across the United States and Canada. The Company's fault-tolerant Network Operation Centers located in San Francisco and Vancouver deliver audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

         As a result of its September 1998 acquisition of Digital Courier International, Inc., ("DCI"), a provider of electronic distribution and communications services for the radio broadcast industry, the Company is now the most significant provider of audio spot advertising to radio stations, enjoying a market share in excess of 40%. In late 1996, the Company entered the market for the electronic distribution of digital video spots to television stations, cable systems and networks. DG Systems generates its revenues principally from advertising agencies, advertisers, tape duplication vendors and dealers, syndicated programmers and music companies that principally service these markets. The Company believes that its digital network enables rapid, cost-effective and reliable transmission of audio and video broadcast content, and provides higher levels of quality, control and flexibility than physical distribution methods currently available. In July 1997, the Company purchased Starcom Mediatech, Inc. ("Mediatech"), a provider of broadcast video and audio duplication, syndicated program distribution and corporate media duplication services, with facilities in Chicago, Los Angeles and New York, augmenting its November 1996 acquisition of PDR Productions, Inc. ("PDR"), a New York City-based broadcast production services company. As a result of these acquisitions the Company also has become a leading provider of video advertising distribution and is rapidly adding new customers to its digital audio and video network. The Company offers a complete range of post production services, including editing, duplication, color control, close captioning, content review, quality assurance, archiving and format conversions, all of which allow one-stop shopping in the critical advertising markets of New York City, Chicago, and Los Angeles.


INDUSTRY BACKGROUND

         While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,100 commercial television stations in the United States. These stations generate revenue principally by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers, or by station personnel for advertisers that are local in nature. Advertising is characterized as "network" or "spot", depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a "network feed" (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

         Spot advertising airtime typically is purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers and their agencies select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and other demographic characteristics. The actual commercials or "spots" typically are produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups also are produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations. Tapes containing the spot and its variations are then duplicated on analog tape, packaged, labeled and shipped to the radio and television stations and cable head-ends specified by the advertiser or its agency.

         The predominant method for distributing spot advertisements to radio and television stations traditionally has been the physical delivery of analog audio or videotapes. The Company estimates that approximately 30% of radio spots and more than 90% of video spots are delivered by air express services. Many companies, commonly known as "dub and ship houses", are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that it has transitioned approximately 60% of the market for audio spot deliveries and approximately 10% of video spot deliveries, to digital distribution. The Company estimates the market sizes for audio and video distribution to be 4.5 million audio deliveries and approximately five million video deliveries annually.


THE COMPANY

         DG Systems is a leading provider of electronic and physical distribution and ancillary post-production services for audio and video content to advertising agencies, production studios and broadcast stations throughout the United States. The Company, a California corporation, was incorporated in 1991. The Company has developed a digital network currently serving over 7,500 radio and 600 television stations that is controlled through the Company's San Francisco and Vancouver Network Operating Centers ("NOCs"). This network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. With DG Systems' network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive at stations in as little as one hour after an order is received. Typically associated traffic
(text) instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, the Company sends the customer a confirmation specifying the time of delivery. Additionally, the Company's digital network delivers close to "master" quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

         DG Systems generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. The Company has historically operated and currently operates without substantial backlog. The Company receives distribution orders with specific bills of material, routing and timing instructions provided by the customer. These orders are entered into the Company's computer system either by the customer or by DG Systems and are scheduled for electronic delivery if a station is on the Company's network, or are scheduled for physical delivery via the Company's various dub and ship facilities if a destination station is not on the network.

         Audio content is received electronically at one of the Company's NOCs from Record Send Terminals ("RSTs") and, in the case of Digital Courier's network, Client Workstations ("CWs"), that are owned by the Company and deployed primarily in production studios. Audio can also be received using the Company's "iAudio" internet audio collection system. When audio spots are received, Company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over standard telephone or ISDN lines to servers that the Company has placed in each radio station.
The audio spots are thereafter available to the station on demand.

         Video content is received electronically at the Company's San Francisco NOC primarily from DG Video Record Transmission Systems ("VRTSs") that are owned by the Company and deployed in production video studios. Video content also can be received at the Company's San Francisco NOC through airfreight carriers or through high-speed communication lines from collection points in locations where VRTSs are not available. When video spots are received, Company personnel quality-assure the spots and release the video to the NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed frame relay link to the digital satellite uplink facility over which they are then delivered directly to servers that the Company has placed in television stations and cable interconnects.

         Audio and video transmissions are received at designated radio and television stations on DG-owned servers, called Receive Playback Terminals ("RPTs"), Client Workstations ("CWs") and ADvantage Digital Video Playback Systems ("DVPS"). The servers enable stations to receive and play back material delivered through the Company's digital distribution network. The units are owned by the Company and typically are installed in the "master control" or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOCs, the Company monitors the spots stored in each RPT, CW, or DVPS and ensures that space is always available for new transmissions. The Company can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

         DG Systems currently offers four primary levels of digital audio distribution services and three levels of video distribution services from its NOCs to broadcast advertisers distributing content to broadcast stations: DG Priority, a service which guarantees arrival of the first audio spot on an order within one hour (available for audio only); DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. The Company also offers a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours and, therefore, after overnight parcel delivery service is no longer available.

         In addition to its standard services, the Company has developed unique products to service four vertical markets with particular time-sensitive delivery needs. "Sweeps" delivery is a specialized service for television stations that wish to advertise on radio with either topical or cooperative content to stimulate viewership during the periods of ratings measurements conducted by the A.C. Nielsen Company. The Company also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. The Company distributes first release music singles and uses unique software functionality to insure that the singles are released throughout the country to all stations simultaneously thereby eliminating concerns of favoritism or premature release. Finally, the Company delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

         The Company also provides audio and video duplication services, syndicated programming distribution services, and a host of other ancillary post production services through its nationwide facilities in New York, Chicago, Louisville and Los Angeles.


PRODUCTS AND SERVICES

         The Company's mission is to become the leading provider of electronic value-added transaction services to the advertising and broadcast industries.

         Audio Advertising Distribution. Prior to the Company's acquisitions of PDR and Mediatech, substantially all of the Company's revenues were derived from the delivery of radio advertising from advertising agencies, production studios and dub-and-ship houses to radio stations in the United States. In 1998, the Company acquired DCI, and is in the process of consolidating DCI's network with the Company's existing network to form a single, comprehensive network servicing over 7,500 stations throughout Canada and the United States. Audio services are expected to continue to account for a significant share of the Company's revenues for some time. See "The Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Radio Advertising." The Company also derives revenue from its offering of audio distribution services in the four vertical markets: sweeps; local/regional newspapers; music releases; and political advertising. See "The Company." The Company provides two-way audio transmission services to radio stations within markets, regions and co-owned groups, facilitating the sharing of programming and commercial content. The Company also derives limited revenue today through its studio services, which enable production studios to directly exchange audio files with each other without the intervention of Company personnel.

         Postproduction Services. The Company's acquisitions of PDR and Mediatech have enabled it to provide digital delivery to a larger base of customers and to provide postproduction services in the three major advertising markets (New York, Los Angeles and Chicago) for a "one-stop shopping solution." The Company continues to focus on value-added postproduction services to complement the Company's digital delivery product. Such services include leading edge digital editing, digital closed captioning, Internet-based encoding, and CD-ROM mastering and duplication.

         Video Advertising Distribution. The Company believes that the delivery of television advertising is characterized by many of the same challenges facing radio advertisers. The Company introduced its video distribution services in the third quarter of 1996. To date the Company has deployed a video distribution network consisting of over 600 television stations and cable interconnects which currently are on-line and receive video content through the Company's network. The Company is actively marketing and selling its video services to agencies, advertisers and dealers. As many of the Company's radio advertising customers also are active television advertisers, its current customers who already utilize the Company's audio spot distribution services are candidates for or already are utilizing its video services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations - Dependence on Video Advertising Delivery Service Deployment", and "- Dependence on Technological Developments" and " - Competition."

         Syndicated Program Distribution. The Company also generates revenue by distributing syndicated programming. This service primarily consists of integrating commercials into syndicated programs and either uplinking the completed programs via satellites for distribution to stations nationwide or the physical duplication and shipping of shows to stations that do not receive a satellite feed.

         Corporate Duplication. The Company also generates revenues from the duplication of corporate content. This service primarily consists of large quantity duplication of training, corporate or product information tapes on non-broadcast quality tape stock, such as VHS.

         Music Distribution. The Company also derives revenues from its "first release music deliveries," in which it offers music labels the capability to electronically distribute first-release music singles simultaneously to selected radio stations.

         The Company's future growth depends on its successful and timely introduction of new products and services, often in markets that do not currently exist or are just emerging. The Company currently is undertaking efforts to develop new products and services. There can be no assurance, however, that the Company will successfully complete such development or that, if such development is completed, the Company's introduction of these products and services will realize market acceptance or will meet the technical or other requirements of potential customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations - Dependence on Emerging Markets."


THE DG SYSTEMS NETWORK

         DG Systems has developed a sophisticated, highly scaleable network communication system to provide network transaction services to the advertising and broadcast industries. Today this system supports two-way communication between advertisers, agencies, production studios and stations via standard telephone lines, ISDN lines, digital data satellite frame relay connections and the Internet. The Company intends to continue employing state-of-the-art communications capabilities, such as XDSL and cable modems, as they become widely available and economically feasible. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations - Ability to Manage Growth" and " - Future Capital Needs; Uncertainty of Additional Funding."

         The Company's network consists of the following: (i) Record Send Terminals and Client Workstations (audio) and Video Record and Transmission Systems (video) owned by the Company and installed primarily at production studios; (ii) NOCs at the Company's headquarters and in Vancouver, BC, Canada used to assemble, process, route and store digital content; and (iii) ADvantage Receive Playback Terminals and Client Workstations (audio) and ADvantage Digital Video Playback Systems (video) owned by the Company and installed at broadcast stations, cable interconnects and broadcast and cable networks.

         Record Send Terminal and Client Workstation. Both the RST and CW are PC-based audio encoder and communications servers with a full screen monitor and keyboard. The RST accepts audio in either analog or digital format and encodes the audio using an efficient algorithm for transmissions to the Company's NOC in San Francisco.

         Video Record Transmission System. The VRTS is a video encoder and communications server with a full screen monitor and keyboard. The VRTS accepts video in either analog or digital format and encodes the video using a standard MPEG-2 compression algorithm for transmissions to the Company's Network Operating Center in San Francisco.

         Network Operating Centers. DG Systems has developed a fault-tolerant client/server on-line transaction system based on relational databases and UNIX servers from Sun Microsystems. The Company has developed software applications incorporating critical operational capabilities such as transaction management, communication facility monitoring, system security, intelligent network routing and customer service databases. The major system components include (i) a transaction scheduling, monitoring and management system, (ii) a media collection, processing and delivery system which is designed to handle audio, video, image and data organizing the delivery content by destination address, and routing those deliveries by the most cost-effective route, and (iii) a high-capacity media storage and archive system that indexes and archives every media file delivered by the Company. The Company's Vancouver location also has a Network Operating Center with similar capabilities.

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

         Hughes DirecPC Satellite Interface. The Company has a joint development and deployment agreement with Hughes Network Systems, Inc. for satellite delivery to its network of stations. The Company has developed an electronic interface between its NOC in San Francisco and the Hughes satellite uplink facility. The Company also has integrated the Hughes DirecPC satellite technology into its DVPSs to permit the receipt of media content from satellite as well as from terrestrial connections.

         Client Workstation. The CW is a rack-mountable or desktop, PC-based communication server and media encoder/decoder that enables radio stations to receive, play back, record and send audio content delivered through the Company's digital distribution network. The CW communicates with the Company's network to exchange media and transactional information, and allows users to record, store and play back broadcast quality audio on demand. CW software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication and a network access security protocol to prevent unauthorized usage of the network.

         DG's extensive network of digital audio receive playback terminals and video playback systems strategically placed across the country in broadcast stations, its record send terminals, customer workstations and video record transmission systems, coupled with unique encoding, compression and complex communications software, connected via its NOCs described above, and an established customer base, create important barriers to entry for potential competitors. The transmission of content is controlled by a very comprehensive transaction scheduling, routing, monitoring and delivery management system that the Company believes would be very difficult to replicate. Additionally, DG's audio and video capabilities now are complemented with facilities in New York City, Chicago, Louisville, and Los Angeles to handle customers' other production services needs. The Company believes that no single competitor today offers DG's audio, video, and production services capabilities that are deliverable locally and nationally via several strategic locations.


MARKETS AND CUSTOMERS

         A large portion of the Company's current revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. The Company derives revenue from advertising agencies directly and from its marketing partners, which are typically dub and ship houses that have signed agreements with the Company to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via the Company's electronic delivery service in exchange for price discounts from the Company. The advertisements distributed by the Company are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products including soft drinks, and entertainment. The volume of advertising from these segments is subject to substantial seasonal and cyclical variations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations - Potential Fluctuations in Quarterly Results; Seasonality." Through its acquisition of the assets of DCI, the Company has also acquired an additional revenue stream from radio stations by providing distribution between radio stations and radio groups.

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

         Station to Station Distribution. Many radio stations produce and distribute commercials and short-form programming to other stations for airplay on the same day, and the Company's network has proven efficient in delivering this content, replacing ground deliveries and couriers. In addition, consolidation in radio ownership has resulted in many of the new radio mega-groups developing facilities for central audio production. The Company's delivery system is used to distribute this production to the group's co-owned stations.

         Political Campaigns. Radio and television can provide a rapid response mechanism for candidates and issue groups. The Company offers a same-day service for the facilitation of such advertising during political campaigns. In 1998, an election year, the Company delivered 25,000 campaign advertisements, representing over 300 candidates and propositions.

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

         The Company also offers the following services:

         Postproduction Services. Advertising agencies, advertisers, corporations, and public relations firms often require additional services to be performed before a produced element is distributed for broadcast purposes. In addition to the Company's traditional postproduction services - closed captioning, commercial tagging, international standards conversions, and duplication - the Company has developed and introduced digital solutions in the postproduction environment. The new digital services enforce the Company's focus on a fully digital production and distribution environment.

         Syndication Programming Distribution. Syndicators distribute long form video programming inclusive of advertising to local television stations and cable operators. The Company offers numerous postproduction services to prepare this content for broadcast and distributes it across the country and around the world. Distribution services include both satellite uplink and physical duplication and shipping to those stations which do not or cannot receive the content via satellite.

         Corporate Duplication. Corporations and other entities develop training, management communications and other general information programs for internal and external distribution for various purposes. The Company provides high volume duplication of such content on non-broadcast quality tape stock, typically VHS.


SALES, MARKETING AND CUSTOMER SERVICE

         Brand Strategy. The Company's brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. The Company focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with the Company for a different reason. Agencies purchase services from the Company on behalf of their advertisers. Production studios facilitate the transmission of audio and video to the Company's NOCs. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers, the agencies and advertisers. A key strategy to providing a consistent brand theme at all levels is developing "DG" as a brand identity across these various product and services offerings.

         Internet/E-Commerce Strategy. The Company introduced its first Internet-based services called DG On-line in 1998 to facilitate the electronic remote entry of work orders and to provide on line tracking of order status by its customers. In 1998, the Company estimates that 11% of its orders were entered electronically via the Internet. In addition, the Company also offers its "iAudio" Internet audio collection system service which allows audio content to be received from clients via the Internet.

         Sales. The Company employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of the Company's electronic distribution system and related products and services. In addition, the Company's sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to the Company. A separate staff sells to and services audio and video dealers, who resale the Company's distribution services. Lastly, an insider sales staff represents the Company's services to radio stations. The Company currently has field sales offices in New York, Los Angeles, Chicago and Vancouver (Canada), as well as sales personnel in its San Francisco headquarters. The Company's sales force includes field sales, inside sales, and telemarketing.

         Marketing. The Company's marketing programs are directed toward demand stimulation with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, problem recovery, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major U.S. cities. The Company also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertising in advertising and broadcast oriented trade publications.

         The Company also markets to broadcast stations to arrange for the placement of its RPTs and DVPSs for the receipt only of audio and video advertisements, or Client Workstations, which provide the ability to both receive and to originate distribution of audio to other radio stations. There is currently no charge for a station to receive an advertisement. For radio stations or groups that subscribe to network distribution services utilizing the Client Workstation, the station signs a month-to-month, one-year, or two-year term of service.

         The Company believes that in combination with its acquisition of the assets of DCI, its combined network provides digital distribution coverage for more than 90% of commercial radio stations and distribution traffic in the United States and Canada. The Company is focusing on the largest 100 television markets as rated by A.C. Nielsen, along with the major cable interconnects and cable and broadcast networks in the largest U.S. markets, and believes that its network size has surpassed 70% coverage of the Company's targeted installation size.

         Customer Service. The Company's approach to customer service is based on a distributed model designed to provide focused support from key market centered offices, located in Los Angeles, San Francisco, Chicago, New York and Vancouver. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to either the San Francisco or Vancouver NOC for electronic distribution or, for offline destinations, to the Company's national duplication center in Louisville, Kentucky. The Company's distributed service approach provides direct support in the key market cities enabling the Company to develop closer relationships with clients as well as the ability to support client needs for local production services. The Company also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. The Company's customer service operation centers are linked to the Company's order management and media storage systems, and national distribution network. These resources enable the Company to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides the Company with significant redundancy and re-route capability, enabling the Company to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

         Work orders entered by customers into the CW are shipped automatically through the NOCs to their destinations with minimal human intervention. No monitoring is done of the spots, unless the Company is asked to review a spot by a client. These capabilities enable the Company's customers to move to an e-commerce business model as the service is developed more fully.

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

         The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for the Company to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media postproduction, preparation, distribution and trafficking services. The Company's acquisitions of Mediatech and PDR enable the Company to provide similar services in the three largest domestic advertising markets: New York, Los Angeles and Chicago. The Company plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

         With the acquisition of DCI, the Company has the only widely deployed electronic system for the delivery of audio advertisements; consequently, it competes largely with physical tape duplication and shipping for audio advertising distribution.

         In the video marketplace, the Company also competes with dub and ship houses across the country but additionally with a satellite-based real-time video distribution network. This network differs from that of the Company in several ways, including limited error checking, lack of digital video as the standard output to the station and lack of a station server to support presentation of video-on-demand to the station. The Company has been able to successfully convince a number of customers of the relative benefits of its system. The Company also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although none has at this point entered the market for spot distribution.

         To the extent that the Company is successful in entering new markets, such as delivery of other content to radio and television stations or delivery of data concerning the actual airtime and audience ratings of commercials, it expects to face competition from companies in related communications markets and/or package delivery markets which offer products and services with functionality similar to that offered by the Company's products and services. Telecommunications providers such as AT&T, MCI, and Regional Bell Operating Companies could enter the market as competitors with significantly lower telecommunications transportation costs. The Company also could face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL or Airborne if any such companies enter the electronic data delivery market. Radio Networks such as ABC or Westwood One also could become competitors by selling and transmitting advertisements separately from their network content programming.

         Many of the Company's current and potential competitors in the markets for audio and video distribution have substantially greater financial, technical, marketing and other resources and larger installed customer bases than the Company. The Company expects that an increasingly competitive environment may result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the markets for the distribution of audio and video content have become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new services. There can be no assurance that the Company will be able to compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations Certain Business Considerations - Competition."

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

EMPLOYEES

               As of December 31, 1998, the Company had a total of 366 employees, including 27 in research and development, 35 in sales and marketing, 257 in operations and manufacturing, and 47 in finance and administration. Of these employees, 314 were located in the United States and 52 were located in Canada. None of the Company's employees are represented by a collective bargaining agreement, and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

               The Company's business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The Company does not generally have employment agreements with its key personnel. The loss of key management or technical personnel could materially adversely affect the Company's business, operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly-skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Business Considerations - Dependence on Key Personnel."


ITEM 2.  PROPERTIES

         The Company's headquarters are located at leased office space located at 875 Battery Street in San Francisco, California. The Company's lease is for 15,000 square feet and expires in 2001. In order to sustain uninterrupted network integrity, the Company has an agreement for non-interruptible access to emergency power and the Company has arranged for alternative fiber optic routes to maintain its fiber connection between its computers and its long distance carrier. However, there can be no assurance that a catastrophic earthquake or other natural disaster could not interrupt the company's operations. The Company maintains a lease, set to expire in 2001, for a 5,000 square foot facility which is used for assembly of its field equipment and for offsite storage. In addition, the

Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2002; approximately 22,000 square feet in New York City which is occupied by DG East (formerly PDR) and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by DG West (formerly Mediatech) which expires in 2006; 30,500 square feet in Chicago, which is occupied by DG Central (formerly Mediatech) on a month to month rental agreement, pending finalization of a long-term lease; and 9,000 square feet occupied by DG North (formerly DCI) in Burnaby, British Columbia (Vancouver, Canada) which expires in December 1999. The Company believes that these facilities and offices are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages as of December 31, 1998 are as follows:


                     NAME                       AGE       TITLE(S)
               ---------------------------      ---       -----------------------------------------------------
               Scott K. Ginsburg                 46       Chief Executive Officer and Chairman of the Board
               Henry W. Donaldson                53       President, Chief Operating Officer and Director
               Paul W. Emery II                  57       Vice President of Finance and Chief Financial Officer
               Robert H. Howard                  49       Vice President of Direct Sales
               Kirk C. Stirland                  46       Vice President of Indirect Sales
               Allan J.  Kozak                   49       Vice President of Marketing
               Ernest V. Labbe                   51       Vice President of Operations
               Kevin R Compton (1)               40       Director
               Jeffrey M. Drazan (2)             40       Director
               Richard H. Harris (2)             69       Director
               Lawrence D. Lenihan, Jr           34       Director
               Leonard S. Matthews (1) (2)       76       Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

         Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. He is also the Chairman and Chief Executive Officer of Starguide Digital Networks and most recently served as Chief Executive Officer and Director of Chancellor Media Corporation. Mr. Ginsburg also founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

         Henry W. Donaldson joined the Company in March 1993, and from that date until November 20, 1998 has served as its President and Chief Executive Officer and as a member of the Company's Board of Directors. Since November 20, 1998 Mr. Donaldson has served as President and Chief Operating Officer. He was formerly President of the Data Communications Division of Rexel, Inc., a provider of telecommunications and local area networking products and services, from September 1989 through January 1993. Mr. Donaldson holds a B.A. in Mathematics from Hamilton College.

         Paul W. Emery, II, joined the Company in January, 1998 as Vice President of Finance and Chief Financial Officer. He held the same title at Inprise Corporation (Borland International), Megatest Corporation (prior to its acquisition by Teradyne Corporation) and was Chief Executive Officer at System Industries from 1989-1992. Mr. Emery holds a B.S. in Economics from the University of Tennessee and an M.B.A. from the University of Maryland.

         Robert H. Howard joined the Company in April 1997 as Vice President of Sales, and now serves as Vice President of Direct Sales, focusing on the Company's advertising and agency clients. Mr. Howard held several positions with Columbine JDS, the world's leading provider of software to the broadcast industry, from 1977 through 1996, including Vice President of Sales and Marketing. Mr. Howard holds a B.A. in Communications and an MBA from the University of Memphis.

         Kirk C. Stirland joined the Company in October 1998 as part of the acquisition of Digital Courier International, where he was Vice President of Sales and Marketing. He has held sales and marketing positions with CBS Records and MTV. More recently, he was Chief Operating Officer at Ceridian's Media Marketing. Mr. Stirland holds a B.S. in Communications from Charter Oak State College in Connecticut.

         Al Kozak joined the company in September 1998 as part of the acquisition of Digital Courier International. Al Kozak was the founder, President and Chief Operating Officer of Digital Courier International from 1994 until September 1998, when he became the Company's Vice President of Marketing. From 1981 to 1994 he held various positions with MPR Teltech Ltd in Technical Management and Marketing. Mr. Kozak holds a B.S. and an M.E. in Engineering from the University of Alberta.

         Ernest V. Labbe joined the company in January 1998 as Vice President of Operations. Mr. Labbe has a long history in the communications industry, most recently with Lucent Technologies as a General Manager with the Business Communications Systems. Mr. Labbe holds a B.S. in Business Management from the University of Rhode Island.

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

         Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan has been a managing member of the General Partner for Pequot Private Equity Fund, L.P. since February 1997. He is also a Principal at Pequot Capital Management, Inc. Mr. Lenihan was a Principal at Broadview Associates, LLC, prior to joining Pequot Capital. He currently serves as a Director of STM Wireless and Trikon Technologies. Mr. Lenihan holds a B.S.E.E. from Duke University and an MBA from the Wharton School of Business.

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

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

         The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 1997 to December 31, 1998. Such prices represent prices between dealers, do no include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                             FISCAL YEAR ENDED 1998          FISCAL YEAR ENDED 1997
                                            ------------------------        ------------------------
                                              HIGH             LOW            HIGH             LOW
                                            --------        --------        --------        --------
         First Quarter ..........           $   5.13        $   1.56        $   8.38        $   4.00
         Second Quarter .........               4.38            3.25            5.19            3.88
         Third Quarter ..........               4.19            2.38            6.75            4.50
         Fourth Quarter .........               5.75            2.25            4.63            2.38


         As of December 31, 1998, the Company had issued and outstanding 26,239,520 shares of its Common Stock. As of March 15, 1999, the Company had issued and outstanding 26,529,744 shares of its Common Stock held by 141 shareholders of record. The Company estimates that there are approximately 1,300 beneficial shareholders.

         On December 9, 1998, the Company sold and issued 3,843,212 shares of Common Stock to certain other existing institutional and closely associated investors, 2,920,134 of which were sold and issued pursuant to the terms of the Common Stock Subscription Agreement dated September 29, 1998, at a price per share of $2.74, and 923,078 of which were sold and issued pursuant to that certain Common Stock and Warrant Subscription Agreement, dated December 9, 1998, at a price per share of $3.25. In connection with this sale and issuance of shares of the Company's Common Stock, the Company also issued warrants to purchase up to 1,921,607 shares of Common Stock at an exercise price of $3.25. The warrants are not exercisable for a minimum of one year, and, thereafter, their exercisability is based on the performance of the Company's Common Stock. The warrants expire in December 2001. The gross proceeds to the Company from the sale and issuance of these additional shares of Common Stock and warrants to purchase shares of Common Stock was approximately $11 million. In December 1998 a warrant to purchase up to 1,548,460 shares of the Company's Common Stock at an exercise price of $3.25 was also issued in connection with the appointment of the Company's new Chairman of the Board and Chief Executive Officer. This warrant is not exercisable for a minimum of one year, and, thereafter, its exercisability is based on the performance of the Company's Common Stock and the continued service of the Company's Chief Executive Officer. The warrant expires in December 2003. The offers and sales of the Common Stock and warrants to purchase Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

         The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations Concentration of Stock Ownership", "---Preferential Rights of Outstanding Preferred Stock" and "---Possible Volatility of Share Price."

ITEM 6.  SELECTED FINANCIAL DATA


STATEMENTS OF OPERATIONS:


                                                                       YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1994         1995         1996         1997         1998
                                                     --------     --------     --------     --------     --------
                                                                  (in thousands, except per share data)
Revenues ........................................    $  2,432     $  5,144     $ 10,523     $ 29,175     $ 41,270
                                                     --------     --------     --------     --------     --------
Costs and expenses:
      Delivery and material costs ...............         953        1,810        3,084       11,334       14,630
      Customer operations .......................       1,886        2,974        4,164       11,388       14,780
      Sales and marketing .......................       2,248        3,406        3,998        4,417        4,970
      Research and development ..................       1,048        1,590        2,092        2,473        2,780
      General and administrative ................       1,054        1,380        1,677        3,169        4,314
      Write down of subsidiary (1) ..............          --           --           --           --       17,006
      Depreciation and amortization .............         913        2,345        4,331        9,306       10,266
                                                     --------     --------     --------     --------     --------
           Total expenses .......................       8,102       13,505       19,346       42,087       68,746
                                                     --------     --------     --------     --------     --------
Loss from operations ............................      (5,670)      (8,361)      (8,823)     (12,912)     (27,476)
                                                     --------     --------     --------     --------     --------
Other income (expense):
      Interest income ...........................         129          417        1,422          744          243
      Interest expense ..........................         (71)        (836)      (1,726)      (2,607)      (3,014)
      Gain from foreign exchange ................          --           --           --           --           10
                                                     --------     --------     --------     --------     --------
Net Loss ........................................    $ (5,612)    $ (8,780)    $ (9,127)    $(14,775)    $(30,237)
                                                     ========     ========     ========     ========     ========

Basic and diluted net loss per common share (2) .    $  (8.23)    $  (9.78)    $   (.87)    $  (2.52)    $  (1.97)
                                                     ========     ========     ========     ========     ========
Weighted average common shares ..................         682          898       10,488       11,893       16,272
                                                     ========     ========     ========     ========     ========


(1)  See Note 3 of Notes to Consolidated Financial Statements

(2)  See Note 11 of Notes to Consolidated Financial Statements


BALANCE SHEET DATA:


                                                                    YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1994        1995          1996         1997         1998
                                                     --------     --------     --------     --------     --------
                                                                            (in thousands)
Cash, cash equivalents and short-term investments    $  9,221     $  6,205     $ 20,597     $  8,820     $ 13,025
Working capital .................................       8,755        4,651       14,200         (879)       7,179
Property and equipment, net .....................       3,175        5,772       12,630       17,566       11,745
Total assets ....................................      13,572       14,459       45,248       60,697       49,792
Long-term debt, net of current portion ..........       1,573        4,540        8,495       11,847        9,307
Shareholders' equity ............................      10,502        6,373       26,839       30,449       23,710

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission filings.

OVERVIEW

         The Company was incorporated in 1991. Through 1993, the Company was a development-stage company, principally engaged in developing its network, marketing its services to radio stations and advertising agencies, and producing and deploying terminals for use at advertising agencies, production studios and radio stations. In 1994, the Company first generated significant operating revenues from the delivery of audio commercials and the related text traffic instructions to radio stations through a nationwide network established by the Company. The Company has invested heavily in the development of its digital audio network which was nearly complete by the end of 1996. It was at that time that the Company began to promote its digital video technology service which has been realizing positive growth since then. As the Company's audio and video network coverage has expanded to include an increasing number of radio and television stations, the number of deliveries ordered by customers has increased. At the same time, the number of deliveries performed via electronic delivery has increased relative to the number performed by physical delivery through the Company's dub and ship facility in Louisville, Kentucky.

         The Company defines a delivery as the transmission, electronic or physical, of a piece or pieces of audio or video content, generally a commercial ("spot") or a set of commercials ("tied spots") to a destination, generally a radio or television station, based on a single order from a customer. Each order usually calls for the delivery of the same spot or spots to multiple destinations, resulting in multiple deliveries. The revenue earned per delivery is dependent upon the type of service ordered, generally defined by the time interval between submission and delivery (Priority, Express, Standard or Economy), the channel from which the order is received (directly from an advertiser or advertising agency or through a dub and ship house), and the quantity of audio or video being delivered (a single spot or multiple tied spots.) DG Systems derives revenue from advertising agencies, as well as production studios and dub and ship houses that consolidate and forward deliveries for their agency customers. Because the revenue earned for the delivery of the first spot is significantly greater than the revenue earned for a tied spot and because the Company's per spot electronic transmission cost is relatively constant regardless of volume, electronic deliveries that comprise a single spot are generally more profitable than deliveries which include tied spots. The Company recognizes revenue for each order on the date the content is received by the destinations ordered.

         The Company assembles, owns and maintains Receive Playback Terminals ("RPTs"), which are located in radio stations; Record Send Terminals ("RSTs"), which are located in advertising agencies and production studios; Client Workstations ("CWs") which are located in both radio stations and dealer locations; Video Record Transmission Systems ("VRTSs"), which are located primarily in production studios; and Digital Video Playback Systems ("DVPSs") which are located in television stations. The capital required to build the network has been obtained through various preferred stock offerings to investors, primarily venture capital firms, leasing agreements, and the Company's initial public offering, which was completed in February 1996.

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

          In September 1998, the Company acquired the assets of Digital Courier International, Inc., ("DCI"), which has provided the Company with a Canadian network for the delivery of radio advertisements, and two-way sending capability in the US and Canadian market. In late 1998, the Company commenced plans to integrate the acquired DCI assets with the Company's network with the expectation of higher operating efficiencies. The acquisition was accounted for as a purchase and the operating results and balance sheet of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998.

         The Company acquired PDR, Mediatech and DCI with the expectation that the acquisitions would result in enhanced efficiencies for the combined company, including those resulting from the capability of providing digital delivery to new customers and the capability of providing ancillary services to new and existing customers in the markets served by PDR, Mediatech and DCI. See the Notes to Consolidated Financial Statements and the Company's Current Report on Form 8-K filed on October 13, 1998. See "Certain Business Considerations --- Uncertainties Relating to Integration of Operations" and "--Dependence on Video Advertising Service Deployment."

RESULTS OF OPERATIONS

         The following presents the statements of operations of the Company expressed as a percentage of total revenues and the related operating data for the periods indicated.


                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------
STATEMENTS OF OPERATIONS:                       1996        1997       1998
                                                -----      -----      -----
     Revenues ..............................    100.0%     100.0%     100.0%
     Cost and expenses:
     Delivery and material costs ...........     29.3       38.8       35.4
     Customer operations ...................     39.6       39.0       35.8
     Sales and marketing ...................     38.0       15.1       12.0
     Research and development ..............     19.9        8.5        6.7
     General and administrative ............     15.8       10.9       10.5
     Write down of subsidiary ..............      0.0        0.0       41.2
     Depreciation and amortization .........     41.2       31.9       24.9
                                                -----      -----      -----
     Total Expenses ........................    183.8      144.2      166.5
                                                -----      -----      -----
     Loss from operations ..................    (83.8)     (44.2)     (66.5)
     Other income expense):
     Interest income .......................     13.5        2.6        0.6
     Interest expense ......................    (16.4)      (8.9)      (7.3)
                                                -----      -----      -----
     Net loss ..............................    (86.7)%    (50.5)%    (73.2)%
                                                =====      =====      =====

Revenues

                                                              YEARS ENDED DECEMBER 31,
                                                            -----------------------------
                                                              1996       1997       1998
                                                            -------    -------    -------
     Audio Distribution ................................    $ 9,588    $13,707    $18,984
     Video Distribution ................................        617      8,685     13,279
     Ancillary Post-Production Services & Other Services        318      6,783      9,007
                                                            -------    -------    -------
     Total Revenues ....................................    $10,523    $29,175    $41,270
                                                            =======    =======    =======

         Revenues increased from $10,523,000 to $29,175,000 to $41,270,000 for the twelve months ended 1996, 1997 and 1998, respectively. This growth in revenue is due primarily to increases of 53% in the combined volume of audio and video deliveries performed in 1998 over 1997, and 72% increase in 1997 over 1996. Of the total volume increases in 1998 and 1997, 83% and 47%, respectively, relate to orders delivered through the DG Systems Network Operating Center. The Company believes that the increase in delivery volumes are due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of the expanded network of Company equipment located in radio and television stations, and the increased market presence resulting from the September 1998 acquisition of DCI, the July 1997 acquisition of Mediatech, and the November 1996 acquisition of PDR.

         Average revenue per audio delivery decreased by approximately 8% in 1998 from 1997 and increased 7% in 1997 from 1996. These changes are due to shifts in the mix of digital audio distribution services provided, i.e., Priority, Express, Standard and Economy, and to an increase in audio dealer revenues in 1998 from 1997.

         Average revenue per video delivery decreased by approximately 3% in 1998 from 1997 and increased 3% in 1997 from 1996. The decrease in average revenue per delivery in 1998 from 1997 is due to changes in the mix of video delivery services provided and the related customer pricing agreements resulting from the acquisition of Mediatech.

         In 1998, revenues from other services totaled approximately $9.0 million, a 33% increase versus revenue from these services in 1997 of approximately $6.8 million provided by the former PDR and Mediatech facilities. In 1998, this revenue consisted of $3.3 million of ancillary post-production services, $2.8 million of corporate duplication, and $2.9 million of satellite distribution services. Ancillary post-production services are generally related to the preparation of video content for distribution. Corporate duplication includes high volume replication of training or corporate and product information tapes on non-broadcast quality tape stock, such as VHS. Satellite services include the integration of commercials into syndicated programming and uplinking the completed programs to satellites for distribution. The Company will be de-emphasizing its efforts on the less profitable corporate duplication and satellite distribution services in order to focus on its core audio, video and ancillary post-production services.

Delivery and Material Costs

                                                          YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                         1996       1997       1998
                                                       -------    -------    -------
Audio Distribution                                     $ 2,840    $ 3,750    $ 5,215
Video Distribution                                         191      4,536      5,910
Ancillary Post-Production Services & Other Services         53      3,048      3,505
                                                       -------    -------    -------
Total Delivery and Material Costs                      $ 3,084    $11,334    $14,630
                                                       =======    =======    =======

          Delivery costs consist of fees paid to other service providers for charges incurred by the Company in the receipt, transmission and delivery of information via the Company's distribution network. Delivery expenditures have principally been for the telephone and satellite transmission of deliveries performed electronically and for the air freight incurred in the physical delivery of tapes to locations not directly linked to the DG network operating center. Delivery costs also include fees paid to secure satellite transmission capabilities in connection with the services offered by the Company. Material costs consist primarily of audio and videotape, the related packaging, and the direct materials and supplies used in providing the various services offered by the Company. Material costs are not generally required in the case of electronic distribution.

         Delivery and material costs were $3,084,000, $11,334,000, and $14,630,000 in 1996, 1997 and 1998, respectively. In 1997, delivery and material costs increased significantly as a result of increased electronic and physical delivery volume, particularly video deliveries made directly from the former PDR and Mediatech facilities, as well as the addition of the direct costs related to the other services now provided by the Company as a result of the PDR and Mediatech acquisitions. These increased costs include both delivery expenses and direct materials costs required when physically duplicating and distributing a video or audio spot as well as the direct materials and fees paid to other services providers in connection with ancillary post-production services and other services offered by the Company. In 1998, delivery and material costs increased as a result of continuing increases in delivery volumes as well as the addition of direct costs as a result of the acquisition of DCI.

         Delivery and material costs as a percentage of revenues increased from 29% in 1996 to 39% in 1997 and decreased to 35% in 1998. The increase in such costs as a percentage of total revenues from 1996 to 1997 is due to the change in mix of services offered by the Company as a result of the acquisitions and the ramp up and concomitant fixed costs of the electronic video distribution service. The Company's audio distribution services primarily are performed electronically, which has resulted in lower delivery and material costs as a percentage of revenues than those of the Company's video distribution and other service offerings. In 1998, the decrease in delivery and material costs as a percentage of revenues is due principally to the improvements in electronic costs of delivery for audio and video distribution as volumes have increased.

         Audio distribution delivery and material costs as a percentage of audio revenues decreased to approximately 27% in 1998 and 1997 from 30% in 1996. These decreases are primarily the result of improvements in cost per electronic delivery resulting from the increased volume of electronic audio deliveries, which has resulted in greater efficiencies. In addition, the Company renewed its contract with its primary telephone service provider in May 1997 that resulted in improvements in cost per electronic delivery.

         Video delivery and material costs as a percentage of video revenues decreased to approximately 45% in 1998 from 52% in 1997, due primarily to an increase in the volume of deliveries performed and improvements of the cost of video deliveries being fulfilled through the San Francisco NOC. During 1997, the Company began volume electronic video delivery, continued to add television stations to its network and developed network communications links between the San Francisco NOC and the acquired facilities in New York, Chicago and Los Angeles. Consequently, the number of stations capable of receiving electronic delivery and the number of orders received at the acquired facilities that were capable of being delivered via the San Francisco NOC increased over the course of 1997 and 1998. In addition, the Company also incurs video delivery and material costs from the physical duplication and distribution of tapes directly from the acquired facilities and from the Company's dub and ship facility in Louisville, Kentucky.

         Delivery and material costs related to the other services provided by the Company were 39% of associated revenues in 1998 and 45% in 1997. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services.

         The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales price and scale economies as video deliveries increase in volume. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---", "Certain Business Considerations ---Uncertainties Relating to Integration of Operations," "---Ability to Manage Growth," "---Dependence on Certain Suppliers" and "---Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations

         Customer operations expenses consist primarily of salaries and the related overhead costs incurred in performing deliveries and providing services, including order entry, customer service and assembly and maintenance of network equipment including the Company's RPTs, RSTs, CWs, VRTSs, DVPSs, tape dubbing and editing equipment, and the NOCs.

         Customer operations expenses were $4,164,000, $11,388,000 and $14,780,000 in 1996, 1997 and 1998, respectively. The increase in expenses in 1998 versus 1997 is due primarily to increased costs incurred to support the greater volume of deliveries processed through the Company's San Francisco NOC as well as the consolidation of the costs of the former Mediatech and DCI operations. The increase in expenses in 1997 versus 1996 is primarily the result of the consolidation of the costs of the former PDR and Mediatech facilities. In addition, these expenses increased in 1997 and 1998 due to the addition of the personnel necessary to establish the operational capacity to support growth in the electronic video delivery business. These additional expenses include the costs, primarily labor expenses, of personnel involved in assembly of the DVPSs as well as customer and technical support.

         Customer operations expenses as a percentage of revenues has decreased from 40% to 39% to 36% in 1996, 1997 and 1998, respectively. In 1998, the Company reduced customer operations expenses as a percentage of revenues to 30% from approximately 35% in 1997 for orders processed through the San Francisco NOC, which serves as the primary support for the digital network. These improvements in cost as a percentage of revenues, however, were generally offset by the impact of the relatively more expensive customer operations expenses of the former PDR, Mediatech and DCI facilities, which have a different cost structure in order to provide the additional services offered at these locations.

         The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---", "Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing

         Sales and marketing expenses include salaries, incentive compensation, professional fees and the related overhead costs incurred in promoting, marketing and selling the Company and its services to customers and radio and television stations. Sales and marketing expenses were $3,998,000, $4,417,000 and $4,970,000 in 1996, 1997 and 1998, respectively. These increases were the result of additional costs incurred in introducing the Company's service to the marketplace, including the salaries of expanded sales and marketing forces, increased incentive compensation resulting from increased revenues and increased marketing program activity. The increase in expenses in 1997 versus 1996 is due primarily to the consolidation of the costs of the former Mediatech and PDR sales groups. During 1997, the Company's sales forces were united under the direction of the DG Systems' Vice President of Sales in order to more effectively and efficiently market the Company's complete set of services throughout the country. The increase in expenses in 1998 versus 1997 is due primarily to growth in marketing program costs to increase customer awareness of the Company's services. In addition, sales and marketing expenses increased due to the acquisition of DCI. Sales and marketing costs as a percentage of revenue, however, has decreased from 38% to 15% to 12% of revenues for 1996, 1997 and 1998, respectively.

         The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---", "Certain Business Considerations -- Dependence on Emerging Markets."

Research and Development

         Research and development expenses consist primarily of salaries, recruiting, consulting fees, and the related overhead incurred in the development and enhancement of the delivery system used to distribute information via the DG Systems' network. Research and development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed." To date, no software development costs have been capitalized by the Company as the capitalizable amounts have been immaterial. Research and development expenses were $2,092,000, $2,473,000 and $2,780,000 in 1996, 1997 and 1998, respectively. Research and development expenses have increased 33% from 1996 through 1998 primarily due to the hiring of additional engineers to develop and enhance the Company's digital services. Research and development expenses in 1998 also increased due to the additional research and development expenses incurred as a result of its acquisition of DCI. These costs more than offset reductions in development and testing costs, principally frame relay and satellite transmissions, associated with preparing the delivery system for the transmission of video content through the San Francisco NOC. As a percent of revenues, research and development expenses have decreased from 20% in 1996 to 9% in 1997 to 7% in 1998.

         The Company expects that increased research and development expenses will be necessary to remain competitive and that its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services. The Company's research and development expenses may increase substantially in absolute dollars and may fluctuate as a percentage of revenues in future periods.

General and Administrative

         General and administrative expenses consist primarily of personnel, consulting fees, and related overhead costs for finance and general management of the Company. General and administrative expenses were $1,677,000 $3,169,000 and $4,314,000 in 1996, 1997 and 1998, respectively. These increases were primarily due to the costs incurred to consolidate and upgrade the Company's order entry, billing and financial reporting systems and the increase in staff both as a result of the acquisitions of Mediatech and DCI. Although general and administrative expenses have increased in absolute dollars, these expenses as a percentage of revenues have decreased from 16% in 1996 to 11% in both 1997 and 1998. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.

Depreciation and Amortization

         Depreciation and amortization expenses are attributable primarily to the Company's distribution network, including RPTs, RSTs, CWs, DVPSs, VRTSs, video dubbing and editing equipment and the NOC equipment. These assets are expensed over their estimated useful lives, generally three years. Depreciation and amortization expense was $4,331,000, $9,306,000 and $10,266,000 in 1996,
1997 and 1998, respectively. These increases were due to the continued expansion of the Company's network. The Company's total investment in network equipment has increased from $18.0 million to $30.4 million to $33.2 million at the end of 1996, 1997 and 1998, respectively. In particular, the Company made equipment additions of $4.7 million and $1.3 million in 1997 and 1998, respectively, to support its video delivery service plan and has increased the number of units located at broadcast stations at December 31, 1998. The Company owns approximately $7.7 million and $1.1 million of network equipment in connection with the acquisitions of Mediatech and DCI, respectively.

         The Company recorded amortization expense of $71,000, $787,000 and $1,163,000 in 1996, 1997, and 1998, respectively, related to the goodwill and other intangible assets recorded in connection with the acquisitions of PDR Mediatech, and DCI. As discussed in the Notes to the Condensed Consolidated Financial Statements, in September 1998, the Company wrote down the remaining goodwill of its Mediatech subsidiary, approximately $16.7 million, and wrote down Mediatech's fixed assets by an additional $340,000 because it was determined that the carrying values of these assets may not be recoverable. Because of a change in Mediatech's business, it was determined that the value of the investment had permanently declined. The fair value of the Mediatech assets was determined by discounting the related expected future cash flows over the remaining life of the goodwill amortization period of 19 years.

         The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional VRTSs and DVPSs to be built and installed in production studios and television stations. The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth. However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---", "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

Interest Income and Interest Expense

         The Company has derived interest income from the short-term investment of the proceeds received in various preferred stock offerings, including $23.7 million of net proceeds from the private placements of Common Stock in August and December 1998; $16.4 million of net proceeds from the Series A Convertible Preferred Stock offering in

July 1997, and from the investment of the $29.5 million of net proceeds from its initial public offering in February 1996. Interest income was $1,422,000, $744,000 and $243,000 in 1996, 1997 and 1998, respectively. The fluctuations in interest income were due to differences in the amounts raised and the timing of each offering as well as the differences in the levels of cash used to fund Company operations and strategic acquisitions. The Company expects that interest income will decrease in the future in proportion to the levels of cash used to fund operations and acquisition activity. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---", "Liquidity and Capital Resources."

         Interest expense incurred by the Company was $1,726,000, $2,607,000 and $3,014,000 in 1996, 1997 and 1998, respectively. This expense has been due primarily to lease agreements used to fund the acquisition of components and equipment needed to develop the network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has increased from $12.2 million to $13.8 million and decreased to $13.5 million at the end of 1996, 1997 and 1998, respectively. In addition, during 1998 the Company incurred additional interest expense totaling $253,000 on the promissory notes given as consideration in the acquisitions of Mediatech and incurred $397,000 of interest expense on the term debt and line of credit assumed in conjunction with the Mediatech acquisition. The Company expects interest expense will increase in the future based on the increased levels of borrowing. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---", "Liquidity and Capital Resources."

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

                                                                                  THREE MONTHS ENDED
                                                          ---------------------------------------------------------------------
                                                          MARCH 31,           JUNE 30,            SEPT. 30,           DEC. 31,
                                                            1997                1997                1997               1997
                                                          --------            --------            --------            --------
STATEMENTS OF OPERATIONS                                                 (IN THOUSANDS, EXCEPT OPERATING DATA)
Revenues ......................................           $  4,606            $  5,405               8,798            $ 10,366
                                                          --------            --------            --------            --------
Costs and expenses:
    Delivery and material costs ...............              1,475               1,813               3,886               4,160
    Customer operations .......................              2,135               2,104               3,241               3,908
    Sales and marketing .......................              1,015               1,126               1,232               1,045
    Research and development ..................                648                 620                 688                 517
    General and administrative ................                604                 637                 998                 930
    Write down of subsidiary ..................                 --                  --                  --                  --
    Depreciation and amortization .............              1,765               1,968               2,628               2,945
                                                          --------            --------            --------            --------
        Total expenses ........................              7,642               8,268              12,673              13,504
                                                          --------            --------            --------            --------
Loss from operations ..........................             (3,036)             (2,863)             (3,875)             (3,138)
Other income (expense):
    Interest income ...........................                251                 215                 138                 140
    Interest expense ..........................               (511)               (553)               (762)               (781)
    Foreign exchange gain (loss) ..............                 --                  --                  --                  --
                                                          --------            --------            --------            --------
Net loss ......................................           $ (3,296)           $ (3,201)           $ (4,499)           $ (3,779)
                                                          ========            ========            ========            ========
Basic and diluted net loss per common share (1)           $  (0.28)           $  (0.27)           $  (1.63)           $  (0.31)
                                                          ========            ========            ========            ========
Weighted average common shares ................             11,686              11,733              12,035              12,118
                                                          ========            ========            ========            ========


                                                                                  THREE MONTHS ENDED
                                                          --------------------------------------------------------------------
                                                          MARCH 31,           JUNE 30,            SEPT. 30,           DEC. 31,
                                                           1998                1998                 1998                1998
                                                          --------            --------            --------            --------
STATEMENTS OF OPERATIONS                                                 (IN THOUSANDS, EXCEPT OPERATING DATA)
Revenues ......................................           $  9,874            $ 10,097            $  9,021            $ 12,278
                                                          --------            --------            --------            --------
Costs and expenses:
    Delivery and material costs ...............              3,746               3,666               3,250               3,968
    Customer operations .......................              3,575               3,468               3,460               4,277
    Sales and marketing .......................              1,264               1,235               1,156               1,315
    Research and development ..................                588                 601                 795                 796
    General and administrative ................              1,029               1,015               1,097               1,173
    Write down of subsidiary ..................                 --                  --              17,006                  --
    Depreciation and amortization .............              2,833               2,880               2,914               1,639
                                                          --------            --------            --------            --------
        Total expenses ........................             13,035              12,865              29,678              13,168
                                                          --------            --------            --------            --------
Loss from operations ..........................             (3,161)             (2,768)            (20,657)               (890)
Other income (expense):
    Interest income ...........................                 69                  45                  63                  66
    Interest expense ..........................               (711)               (696)               (831)               (776)
    Foreign exchange gain (loss) ..............                 --                  --                  --                  10
                                                          --------            --------            --------            --------
Net loss ......................................           $ (3,803)           $ (3,419)           $(21,425)           $ (1,590)
                                                          ========            ========            ========            ========
Basic and diluted net loss per common share (1)           $  (0.31)           $  (0.28)           $  (1.33)           $  (0.07)
                                                          ========            ========            ========            ========
Weighted average common shares ................             12,176              12,216              17,471              23,277
                                                          ========            ========            ========            ========



(1)  See Note 11 to Consolidated Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through December 31, 1995, the Company financed its operations and met its capital expenditure requirements primarily from the proceeds of private sales of Preferred Stock and Common Stock and through capital lease agreements. Through December 31, 1995, the Company had raised $25.5 million from the sale of Preferred Stock and Common Stock and had funded $7.6 million of capital expenditures with long-term lease agreements. In 1996, the Company raised $29.6 million from the sale of Common Stock, primarily through it's initial public offering, and an additional $8.0 million of capital equipment was funded through capital lease agreements. In 1997, the Company raised $16.4 million from sale of Series A Convertible Preferred Stock and funded $5.8 million of capital equipment through long-term credit facilities. In 1998, the Company received net proceeds of approximately $23.7 million from the sale of Common Stock through private placements effected in August and December 1998.

         At December 31, 1998, the Company's current sources of liquidity included cash and cash equivalents of $13.0 million. Mediatech, a wholly owned subsidiary, has a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech; the balance outstanding at December 31, 1998 is $1,433,000, which is approximately equal to the maximum available under the agreement at that time. The Company expects to fully utilize the funding available under the existing credit agreements.

         The Company used cash of $4.3 million, $6.3 million and $5.0 million in 1996, 1997 and 1998, respectively, from operating activities. Net cash used in operating activities exclusive of the write-down of its subsidiary improved during 1998 as compared to 1997. This improvement was primarily due to a 42% increase in revenue in 1998 as compared to 1997, while operating expense, less the write-down of its subsidiary, increased 23% during 1998 over 1997. Additionally, the Company's accounts receivable balance, net of reserves increased 24% from 1997; however, revenues increased 42% in 1998 over 1997, reflecting an improvement in cash collections in 1998 over the prior year. Net cash used in operating activities increased in 1997 versus 1996, primarily because net interest expense increased by $1.6 million and offset improved operating results. The Company's net earnings before interest, taxes and depreciation has improved from a loss of $4.5 million in 1996, to a loss of $3.6 million in 1997, to a loss of $203,000 in 1998. In addition, changes in working capital, principally payments on accounts payable and accrued liabilities, used $3.0 million of cash in 1998.

         The Company used $2.4 million, $5.1 million and $2.2 million of cash in 1996, 1997 and 1998, respectively, to purchase property and equipment. In addition, $8.0 million, $0.4 million and $1.7 million of property and equipment has been acquired through term lease or credit agreements in 1996, 1997 and 1998, respectively. The capital additions for each of the three years were a result of the Company's continued expansion of its network. In particular, capital additions in 1996 and 1997 were primarily in support its video delivery service plan.

         The Company completed its initial public offering in February 1996. The net proceeds to the Company in 1996 after underwriting discounts and offering expenses were $29.5 million. The Company raised $16.4 million, net of offering expenses, through its Series A Convertible Preferred Stock offering in 1997. The proceeds from these two offerings have been used in the acquisitions of PDR in November 1996 and Mediatech in July 1997, as well as to fund the acquisition of property and equipment, the payment of lease obligations and to fund the continuing operations of the Company. Approximately $20.5 million has been invested in the purchases of PDR and Mediatech and an additional $2.5 million was used to repay the promissory note payable in November 1997 as a result of the PDR acquisition. In connection with the July 1997 acquisition of Mediatech, the Company also issued 324,355 shares of the Company's Common Stock, $3.8 million of promissory notes, and assumed $5.4 million of term and line of credit debt payable by Mediatech. In August 1998, the Company raised approximately $12.7 million from a private placement of 4.6 million shares of Common Stock and in December 1998 raised approximately $11.0 million from a private placement of
3.8 million shares of Common Stock. The proceeds from these two offerings were used to fund the purchase of DCI in September 1998, as well as to fund the purchase of property and equipment, payment of lease obligations and to fund the continuing operations of the Company. As of December 31, 1998, the remaining $13.0 million of the net proceeds of the offerings were invested in short-term investments and cash and cash equivalents. See the Notes to the Financial Statements.

         The Company, through its Mediatech subsidiary, made net payments on the Mediatech line of credit of $1,402,000 in 1998. As mentioned above, the maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech and the balance outstanding on the line of credit at December 31, 1998 was $1,433,000, which was approximately equal to the maximum available under the agreement at that time.

         Principal payments on long-term debt were $2.1 million, $8.0 million and $7.1 million in 1996, 1997 and 1998, respectively, reflecting the increases in regularly scheduled repayment of the increased capital lease liability incurred to finance equipment and property acquisitions. Principal payments in 1997 also included the following scheduled payments: repayment of a $2.5 million promissory note issued in connection with the PDR acquisition, $500,000 of payments on the promissory notes issued in connection with the Mediatech acquisition and $346,000 of payments on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition.

         The Company currently has no significant capital commitments other than the commitments under capital leases and the debt assumed and notes payable issued in conjunction with the purchase of Mediatech. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through the fourth quarter of 1999. To provide additional flexibility for growth and other general corporate purposes, however, the Company plans to raise additional capital in 1999. See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."


CERTAIN BUSINESS CONSIDERATIONS

         The Company's business is subject to the following risks in addition to those described elsewhere in this Report.

HISTORY OF LOSSES; FUTURE OPERATING RESULTS UNCERTAIN

         DG Systems was founded in 1991 and has been unprofitable since its inception. The Company expects to continue to generate net losses for much of the next twelve months. As of December 31, 1998, the accumulated deficit was $90.1 million. Although the Company has recently experienced significant growth, a significant portion of such growth is due to acquisitions. In addition, such growth rates may not be sustainable and such growth rates should not be used as an indication of future sales growth, if any, or as an indication of future operating results. The Company's future success also depends in part on obtaining continued reductions in delivery and service costs, particularly its ability to continue to automate order processing and to reduce telecommunications costs. As a result of the foregoing factors, there can be no assurance that the Company's sales will grow or that the Company's sales will be sustained in future periods. In addition, there can be no assurance that the Company will be able to reduce delivery and service costs, or that it will achieve or sustain profitability in any future period.


DEPENDENCE ON ELECTRONIC VIDEO ADVERTISING DELIVERY SERVICE DEPLOYMENT

         The Company has made a substantial investment in upgrading and expanding its NOC in San Francisco, and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However the Company cannot assure that the placement of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery. The Company's inability to place units in an adequate number of stations or its inability to capture market share among content delivery customers which may be the result of price competition, new product introductions from competitors or otherwise, would seriously harm the Company's business, operating results and financial position.

         In addition, the Company believes that in order to more fully address the needs of potential video delivery customers it will need to develop a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include physical archiving, closed captioning, modification of slates and format conversions. Such services will need to be provided on a localized basis in each of the major cities in which the Company provide services directly to agencies and advertisers. The Company currently has the capability to provide such services through its facilities in New York, Los Angeles and Chicago. However, it cannot assure that it will be able to successfully contract for and provide these services in each or any major metropolitan area or that it will be able to provide competitive video distribution services in other U.S. markets. Also, although the Company is taking the steps required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, the Company cannot assure that it will achieve such goals and its failure to do so may seriously harm its business, operating results and financial position. In addition, the Company may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both media content unless it can successfully continue to develop and provide video transmission services. The failure to retain such customers could seriously harm its results of operations and financial condition.

ABILITY TO MAINTAIN AND IMPROVE SERVICE QUALITY

         The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within our control, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, claims by stations for lost air-time may nevertheless be asserted in these circumstances and dissatisfied advertisers may refuse to make further deliveries through DG Systems in the event of a significant occurrence of lost deliveries, which would seriously harm its business, financial condition and results of operations. Although the Company maintains insurance against business interruption, such insurance may not be adequate to protect it from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster) which could result in a prolonged interruption of its business. In particular, one of its NOCs is located in the San Francisco Bay area, which has in the past, and may in the future experience significant, destructive seismic activity that could damage or destroy the NOC. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including:

         o        Equipment failure;

         o Interruption in services by telecommunications service providers; and

         o The inability to maintain our installed base of RSTs, RPTs, CWs, VRTSs and DVPS units that comprise its distribution network.

Failure to make timely deliveries for whatever reason could result in dissatisfied advertisers refusing to make further deliveries through DG Systems which would seriously harm its business, financial condition and results of operations.

DEPENDENCE ON EMERGING MARKETS

         The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new, and alternative technologies are rapidly evolving. The Company's marketing task requires it to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services and long standing relationships with existing dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if such market grows at all. If the market fails to grow, or grows more slowly than anticipated, our business, operating results and financial condition would be seriously harmed. Even if the market does grow, it cannot assure that its products and services will achieve commercial success. Although the Company intends to conform its products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, it cannot assure that it will be able to conform its products to such standards in a timely fashion, or that it will be able to conform its products to such standards at all. The Company believes that its future growth will depend, in part, on its ability to add these services and additional customers in a timely and cost-effective manner. However, it cannot assure that it will be successful in developing such services, or in obtaining new customers for such services. See "Dependence on New Product Introductions." Furthermore, it cannot assure that it will be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of its network, including its field receiving equipment and rooftop satellite antennae.

         The Company's marketing efforts to date with regard to its products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. The Company cannot assure that it has correctly identified such markets or that its planned products and services will address the needs of such markets. Furthermore, it cannot assure that its technologies, in their current form, will be suitable for specific applications or that further design modifications, beyond anticipated changes to accommodate different markets, will not be necessary. Broad commercialization of its products and services will require it to overcome significant market development hurdles, many of which may not currently be foreseen.

UNCERTAINTIES RELATING TO INTEGRATION OF OPERATIONS

         The Company effected the recent acquisitions of PDR, Mediatech, and DCI, with the expectation that such strategic acquisitions would result in enhanced efficiencies for the combined company. To date the Company has not fully completed the integration of PDR, Mediatech or DCI with DG Systems. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of the organizations and businesses of PDR, Mediatech and DCI with those of DG Systems is achieved in an efficient, effective and timely manner. However, the Company cannot assure that such integration will occur. The successful integration and expansion of its business following its acquisition of PDR, Mediatech and DCI requires communication and cooperation among the senior executives and key technical personnel of DG Systems, PDR, Mediatech and DCI. Given the inherent difficulties involved in completing a business combination, the Company cannot assure that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of its business. The failure to effectively accomplish the integration of the operations of PDR, Mediatech and DCI with those of DG Systems could seriously harm its results of operations and financial condition. In addition, the Company cannot assure that all of its current and potential customers will favorably view its services as offered through PDR, Mediatech and DCI or that it will realize any of the other anticipated benefits of the acquisitions. Moreover, as a result of these acquisitions, certain of its customers may perceive PDR, Mediatech or

DCI to be a competitor, and this could affect such customers' willingness to do business with the Company in the future. The loss of significant customers would seriously harm its results of operations and financial condition.


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, CWs, VRTSs, and DVPS units and to introduce additional services. In addition, it continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. Assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves, it anticipates that its existing capital, cash from operations, and funds available under existing term loan and line of credit agreements should be adequate to satisfy its capital requirements until the fourth quarter of 1999. However, the Company cannot assure that it will not require additional capital sooner than currently anticipated or that any such additional funds will be adequate to fund its capital needs, which capital needs depend upon numerous factors, including:

         o        the progress of its product development activities;

         o        the cost of increasing its sales and marketing activities; and

         o        the amount of revenues generated from operations.

None of the foregoing factors can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it pursues one or more such acquisitions. Furthermore, it can not assure that either additional financing will be available to it, or if it is available, that such additional financing will be available on acceptable terms. The Company's inability to obtain financing for such acquisitions on acceptable terms may prevent it from completing advantageous acquisitions and consequently could seriously harm its prospects and future rates of growth. Its inability to obtain additional funding for continuing operations or an acquisition would seriously harm its business, financial condition and results of operations. Consequently, it could be required:

         o        to significantly reduce or suspend its operations;

         o        to seek a merger partner; or

         o to sell additional securities on terms that are highly dilutive to its existing investors.


DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS

         The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's success will depend, in part, on the technological quality of its products and processes relative to those of its competitors and its ability to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective fashion. Its development efforts have been focused on:

         o        Satellite transmission technology;

         o        Video compression technology;

         o        TV station systems interfaces; and

         o        Reliability and throughput enhancements to the network.

         The growth of its electronic video delivery services also depends on its ability to obtain reliable and cost-effective satellite delivery capability. Development efforts in satellite transmission technology are oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Development efforts in video compression technology are directed toward integration of emerging broadcast quality compression systems within its existing network, thereby continuing to improve picture quality while maintaining compliance with industry standards. TV station system interface implementation includes various system control protocols and improvements of the system throughput and reliability. The Company have an agreement with Hughes Network Systems, Inc. ("Hughes") giving us access to Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated the software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. However, the Hughes satellite system may not have the capacity to meet its future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. See "Dependence on Certain Suppliers."

         The introduction of new products can render existing products obsolete or unmarketable. The Company may not be successful in identifying, developing, contracting for the manufacture of, and marketing product enhancements or new products that respond to technological change. In addition, the Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of any new products or product enhancements, and these products may not adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the introduction of new products and services or enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue. The inability to develop and introduce new products and services or enhancements of existing products and services in a timely manner or with a significant degree of market acceptance could seriously harm its business, financial condition and results of operations.

DEPENDENCE ON RADIO ADVERTISING

         Prior to its acquisitions of PDR and Mediatech, its revenues were derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. The Company expects the delivery of such services to continue to account for a significant portion of its revenues for some time. A decline in demand for, or average selling prices of, its radio advertising delivery services for any of the following reasons, or otherwise, would seriously harm its business, financial condition and results of operations:

         o        competition from new advertising media;

         o new product introductions or price competition from competitors;

         o a shift in purchases by customers away from its premium services, such as DG Priority or Rush and DG Express or Same Day; and

         o        a change in the technology used to deliver such services.

Additionally, the Company is dependent on its relationship with the radio stations in which it has installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership, or discontinue the use of its equipment in any way, it could seriously harm its business, financial condition and results of operations.


COMPETITION

         The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for us to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than it has. In September 1998, the Company acquired substantially all of the assets of DCI, a supplier of electronic distribution and communications services for the radio broadcast industry in the United States and Canada. This acquisition has resulted in:

         o        Expansion of its customer base;

         o An increase in the number of radio stations included in its network; and

         o An improvement in its ability to provide a point to point delivery service between the radio stations and groups.


         o The Company believes that it offers the only nationwide electronic delivery option for audio spot distribution. In the market for the distribution of video content to television stations, it encounters competition from numerous large and small dub and ship houses and production studios, certain of which currently function as marketing partners with DG Systems in the audio distribution market.

To the extent that it is successful in entering new markets, such as the delivery of other forms of content to radio and television stations, the Company would expect to face competition from companies in related communications markets and/or package delivery markets. Some of these companies in related markets could offer products and services with functionality similar or superior to that offered by its products and services. Telecommunications providers such as AT&T, MCI Worldcom and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. The Company could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.


         Many of its current and potential competitors in the markets for audio and video transmissions have substantially greater financial, technical, marketing and other resources and larger installed customer bases than DG Systems. The Company may not be able to compete successfully against current and future competitors based on these and other factors. It expects that an increasingly competitive environment will result in price reductions that could result in lower profits and loss of market share, all of which would seriously harm its business, financial condition and results of operations. Moreover, the market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of its competitors to devote significantly greater resources to the development and marketing of new competitive products and services. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. Accordingly, it may not be able to compete successfully with new or existing competitors, and the effects of such competition could seriously harm its business, financial condition and results of operations.


ABILITY TO MANAGE GROWTH

         The Company have recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and that has placed and continues to place a significant strain on its operating, management and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, it must continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company believes that to achieve these objectives it must complete the following:

         o        Automation of the customer order entry process;

         o Integration of the delivery fulfillment process into the customer billing system; and

         o Combination of these systems with those of PDR, Mediatech and DCI.

Its personnel, systems, procedures and controls may not be adequate to support its existing and future operations. Any failure to implement and improve its operational, financial and management systems or to expand, train, motivate or manage its employees could seriously harm its business, financial condition and results of operations.


OTHER RISKS ASSOCIATED WITH NASDAQ NATIONAL MARKET LISTING QUALIFICATION

         The holders of the registered Common Stock of DG Systems currently enjoy a substantial benefit in terms of liquidity by having such Common Stock listed on the Nasdaq National Market trading system. This benefit would be lost if the Company were to be delisted from the Nasdaq National Market. On November 25, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that, on the basis of its Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, its net tangible assets had fallen below the level required for continued inclusion of its Common Stock on the Nasdaq National Market trading system. On December 10, 1998, it submitted information to Nasdaq that it had raised approximately $11 million and, therefore, believed that it was once again in compliance with all of the requirements for continued listing on the Nasdaq National Market.

Nasdaq subsequently requested additional information regarding its August 1998 and December 1998 financing activities as well as its acquisition of substantially all of the assets of DCI in order to ascertain its compliance with applicable corporate governance rules. On December 17, 1998, the Company submitted additional information to Nasdaq in response to this request. While the Company believes it is currently in compliance with Nasdaq's continued listing requirements and corporate governance rules, it cannot assure that Nasdaq will make such a finding or that it will be able to continue to have its registered Common Stock listed on the Nasdaq National Market or similar public securities exchange.

YEAR 2000 READINESS DISCLOSURE

General:

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than nine months, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with the Year 2000 coding problem. To identify potential issues, the Company utilized a third party consulting firm to assess the Year 2000 risk regarding the level of dependence and the exposure of various internal and external systems and related applications upon which the Company may be dependent. With the completion of this third party assessment the Company has developed a formal project plan.

         The Company has completed a preliminary assessment of the components and applications of its network and has determined that a number of these components are Year 2000 compliant. The Company has a formal comprehensive project plan in place and is currently taking the steps it believes are necessary to make the remainder of the network and related applications, as well as the other systems utilized by the Company, Year 2000 compliant. The Company's project plan consists of five major phases: Awareness, Assessment, Detailed Analysis and Preliminary Testing, System Conversion and Testing, and Implementation. The above mentioned phases include education, a complete company wide inventory assessment, testing and correction of all non-compliant systems. Each piece of equipment or system will go through all five phases and will be completed at different times throughout the year. The Company's goal is to reach total Year 2000 compliance of all systems and equipment, technical and non-technical, by November 1999. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem. The Company is in the development stage of contingency planning and, at this time, has not completed its contingency plan.

Awareness:

         The Company believes that awareness of the Year 2000 problem is critical to its business and employees. Therefore, the Company has chosen several means of communicating the Year 2000 problem to each sector of its business. These shall include, but are not limited to, executive staff meetings, team meetings, E-mail notices, Website updates, and communication by US Mail to customers and vendors.

Assessment:

         The Company is assessing all systems including hardware, application software and firmware. A complete company-wide inventory assessment is nearing completion and is necessary to determine any potential Year 2000 issues. The Company is currently reviewing each vendor's Year 2000 project plan and status. Each vendor has or will receive a compliance letter and questionnaire to allow the Company to gauge the vendor's compliance level. Non-Information Technology equipment such as elevators, security systems, and electric power, have been placed into the Service Provider category and each area is being monitored closely to ensure that no disruption in services will occur. Mission critical suppliers have been identified and contingency plans are being developed.

Detailed Analysis & Preliminary Testing:

         The Company has completed preliminary testing and analysis on most mission critical systems. Remote testing of offsite systems hardware is scheduled to begin in April. All offsite systems are expected to be Year 2000 compliant by the third quarter of 1999. The Company's financial systems are currently being upgraded. A detailed analysis and preliminary testing of each remaining system is scheduled and/or is currently in progress.

System Conversion & Testing:

         The Company's network includes RPTs, CWs and DVPS strategically placed across the country in broadcasting stations. The Company has direct network control over its applications and has included detailed testing and correction of all source code and associated data elements. Each unit will be remotely tested and any necessary corrections or modifications will be made. Internally, the Company utilizes many third party application software programs as well as programs developed in-house. Upgrades and modifications will be tested and implemented as needed.

Implementation:

         The Company will implement new or upgraded software as needed to assure its continuation of business with little or no risk of disruption from Year 2000. All systems compliance information will be documented and a contingency plan for each system or service is scheduled to be in place by November of 1999.

Risks:

         Although the Company has direct programming control over its network applications, there can be no assurance that the Company's computer hardware and software products will contain all necessary code changes in their date code fields to avoid any or all damaging interruptions and other problems associated with date entry limitations. The Company is also dependent upon other third parties, in particular its telephone and satellite transmission suppliers, in order to provide its electronic distribution services. The Company is in the process of obtaining relevant information from these suppliers in order to increase awareness of potential issues. If such vendors' systems are not Year 2000 compliant, it could have a material adverse affect on the Company's operations. At this time, the Company has not fully quantified the potential impact of third party vendor year 2000 issues.

         The Company believes that the purchasing pattern of its current and potential customers may be affected by the Year 2000 problem in a variety of ways. For example, as the Year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical dub and ship operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after year 2000 and beyond. If any current customers of the Company shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations will be adversely affected, and if any potential customers elect to not utilize the Company's delivery services for any period of time on the basis of Year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to Year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could result in a loss of revenues which would have a material adverse effect on the Company's business, financial condition and results of operations. At this time, the Company is developing detailed contingency plans for the possibility of significant disruption due to Year 2000 issues. Preliminary discussions have been held but completion of the development of such a contingency plan will be dependent upon the findings and resulting actions taken based on the risk assessment studies discussed above.

Costs:

         The Company currently does not anticipate that the direct resource requirements or expenses of the Company related to resolving Year 2000 issues will have a significant adverse effect on its operating results or financial position. To date, the Company has incurred approximately $700,000 in Year 2000 readiness related expenses, and estimates that total Year 2000 related expenses will be approximately $2 million.

         The foregoing assessment is based on information currently available to the Company. The Company can provide no assurance that applications and equipment that the Company believes to be Year 2000 compliant will not experience problems. Failure by the Company or third parties on which it relies to resolve Year 2000 problems could have a material adverse effect on the Company's results of operations.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

         The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

         o        Volume of advertising in response to seasonal buying patterns;

         o        Timing of introductions of new products and services;

         o        Increased competition;

         o        Timing of its promotional efforts; and

         o        General economic factors.

For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter due to increased customer advertising volumes for the Christmas selling season. As a result, it believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of its future performance. In any single period, its revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In particular, its operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and its relatively higher prices for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery and tended to reduce relative delivery costs. Its expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be seriously harmed. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as its sales growth rate slows. Due to the unique nature of its products and services,it believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.


DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant degree upon the continuing contributions of, and on its ability to attract and retain, qualified management, sales, operations, marketing and technical personnel. The Company has employment agreements with certain of its key executives. In general, the agreements provide for base salaries, bonuses, option grants based on certain performance criteria, and terminations payments. It does not maintain key man life insurance on the lives of any of its key personnel. The competition for qualified personnel, particularly engineering staff, is intense, and it is possible that it may not be able to continue to attract and retain qualified management, sales and technical personnel for the development of its business. If the Company is unable to attract, hire and retain qualified personnel in the future, the success of its business could be impaired, and this could seriously harm its business, operating results and financial condition.


DEPENDENCE ON CERTAIN SUPPLIERS

         The Company relies on certain single or limited-source suppliers for integral components used for the assembly of its audio and video units. Although these suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to DG Systems, it would delay its deployment of audio and video units. This would have the effect of depressing its business until it was able to establish sufficient component supply through an alternative source. The Company believes that there are currently alternative component manufacturers that could supply the components required to produce its products, but it is not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for the Company to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. The Company does not have long-term supply contracts with its sole- or limited-source vendors, and it purchases its components on a purchase order basis. The Company has experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future. The inability to continue to obtain sufficient quantities of components in a timely manner, as required, or to develop alternative sources, as required, could result in delays or reductions in product shipments or product redesigns, which would seriously harm its business, financial condition and results of operations.

         Pursuant to its development efforts in the area of satellite transmission technology, the Company has successfully completed live field trials of software designed to enhance and enable the current RPTs to receive digital satellite transmissions over the Hughes satellite system. The Company's dependence on Hughes' satellite system entails a number of significant risks. Its business, results of operations and financial condition would be seriously harmed if Hughes were unable for any reason to continue to meet its delivery commitments on a cost-effective basis or if any transmissions failed to satisfy its quality requirements. In the event that the Company was unable to continue to use Hughes' satellite capacity, it would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. Such an alternative satellite transmission vendor may not be available in a position to satisfy its delivery requirements on a timely and cost-effective basis, if at all. In the event that such an alternative satellite transmission vendor were available, the identification, qualification and transition process could take up to nine months or longer.

         The Company obtains its local access telephone transmission services through Teleport Communications Group. It obtains its long distance telephone access through an exclusive contract with MCI Worldcom, which expires in 2001. Any material interruption in the supply or a material adverse change in the price of either local access or long distance carrier service could seriously harm its business, results of operations and financial condition.


DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

         The Company's future growth depends on the successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. Its goal is to introduce new services, such as media archiving and the ability to quickly and reliably give an agency the ability to preview and authorize electronic delivery of video advertising spots. The Company may not be able to successfully complete development of such products and services. Even if any such development is completed, it may not be able to introduce these products and services and these products may not realize market acceptance or meet the technical or other requirements of potential customers. The failure to successfully develop and introduce new products and services could seriously harm its business, financial condition and results of operations.


DEPENDENCE ON PROPRIETARY TECHNOLOGY, PROTECTION OF TRADEMARKS, COPYRIGHTS, AND OTHER PROPRIETARY INFORMATION; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

         The Company considers its trademarks, copyrights, advertising, and promotion design and artwork to be of value and important to its business. It relies on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect its proprietary rights. We do not have any patents or patent applications pending. We generally enter into confidentiality or license agreements with its employees, distributors and customers, and limit access to and distribution of its software, documentation and other proprietary information. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that it regards as proprietary. The steps that it has taken to protect its proprietary information may not prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to those of the Company. In addition, the laws of some foreign countries do not protect its proprietary rights to the same extent as do the laws of the United States. While the Company believes that its trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, it may still receive future communications from third parties asserting that it is infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require the Company to enter into royalty arrangements or result in costly litigation and diversion of management personnel. If such claims are successful, the Company may not be able to obtain any licenses necessary for the operation of its business or, if obtainable, such licenses may not obtainable on commercially reasonable terms. In the event of a successful claim of infringement and its failure or inability to license the infringed or similar proprietary information, its business, financial condition and results of operations could be seriously harmed.


CONCENTRATION OF STOCK OWNERSHIP; ANTITAKEOVER PROVISIONS

         The present executive officers and directors of DG Systems and its respective affiliates own approximately 44% of its Common Stock. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of DG Systems. Furthermore, certain provisions of its Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of DG Systems.

 PREFERENTIAL RIGHTS OF PREFERRED STOCK

         DG Systems presently has 15,000,000 shares of Preferred Stock authorized. On August 12, 1998, the holders of 4,950,495 shares of Series A Convertible Preferred Stock, constituting all of the outstanding shares of the Series A Convertible Preferred Stock, elected to convert such shares into shares of its Common Stock. Accordingly, pursuant to its Articles of Incorporation, the Board of Directors has the authority to issue up to 10,049,505 additional shares of Preferred Stock and may divide such 10,049,505 remaining authorized shares of Preferred Stock into any number of series, to fix the number of shares of any such series and to determine the rights, preferences, privileges and restrictions granted to or imposed upon, any such series.


REGISTRATION RIGHTS

In connection with the August and December 1998 private placements of shares of its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company agreed to prepare and file a Registration Statement on Form S-3 (the "Registration Statement"), with the Security and Exchange Commission for the purposes of registering the resale of such shares and to list such shares on the Nasdaq National Market. Certain other holders of its Common Stock, including former holders of its Series A Convertible Preferred Stock, previously have been granted demand and piggy-back registration rights, such that such holders were entitled to include their shares in this registration process and any such subsequent registration process. The Registration Statement, effective as of February 12, 1999, registers 15,214,220 shares of its Common Stock. The Company has agreed to use commercially reasonable efforts to keep the Registration Statement effective for the lesser of until the date as to which all such shares of Common Stock may be sold by the holders thereof without registration in a single transaction pursuant to Rule 144(k) under the Act or until all such shares have been sold. In addition, in connection with the December 9, 1998 issuance of warrants to purchase its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company granted the holders of such warrants demand registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants.


               Following the successful completion of such registration on Form S-3, the additional 15,214,220,shares of DG Systems' Common Stock registered thereunder will be freely tradable in the public market, subject to volume limitations applicable to affiliates of DG Systems. Sales of a substantial number of additional shares in the public market could seriously harm the market price of DG System's Common Stock and could impair its future ability to raise capital through the sale of its equity securities.


EXPANSION INTO INTERNATIONAL MARKETS

         Although the Company's long-term plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations. Telecommunications standards in foreign countries differ from those in the United States and may require us to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and to comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require its products and services to be redesigned, causing product and service delivery delays that could seriously harm its operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships. However, the Company cannot assure that its products and services will achieve market acceptance in foreign countries. Its inability to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could seriously harm its business, operating results and financial condition. Furthermore, international business is subject to a number of country-specific risks and circumstances, including

         o        different tax laws;

         o        difficulties in expatriating profits;

         o        currency exchange rate fluctuations; and

         o        the complexities of administering business abroad.

Moreover, to the extent the Company increases its international sales, its business, operating results and financial condition could be seriously harmed by these risks and circumstances, as well as by increases in duties, price controls or other restrictions on foreign currencies, and trade barriers imposed by foreign governments, among other factors.


POSSIBLE VOLATILITY OF SHARE PRICE

         The trading prices of its Common Stock may be subject to wide fluctuations in response to a number of factors, including:

         o        variations in operating results;

         o        changes in earnings estimates by securities analysts;

         o announcements of extraordinary events such as litigation or acquisitions;

         o announcements of technological innovations or new products or services by DG Systems or its competitors; and


         o        general economic, political and market conditions.

In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of the securities of many high technology companies for reasons frequently unrelated to the operating performance of specific companies. These broad market fluctuations may adversely affect the market price of its Common Stock.


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One -- Election of Directors" in the definitive proxy statement to be filed with the Securities and Exchange Commission by the Company for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998. For information with respect to executive officers of the Company, see Item 4A of this Annual Report on Form 10-K.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Report:


                                                                                    PAGE
                                                                                    ----
         Report of Arthur Andersen LLP, Independent Public Accountants..........     F-2
         Consolidated Balance Sheets............................................     F-3
         Consolidated Statements of Operations..................................     F-4
         Consolidated Statements of Stockholders' Equity........................     F-5
         Consolidated Statements of Cash Flows..................................     F-6
         Notes to Consolidated Financial Statements.............................     F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts ................................     S-1


EXHIBITS AND REPORTS ON FORM 8-K


(a)  3.  EXHIBITS


EXHIBIT NUMBER                                  EXHIBIT TITLE
--------------                                  -------------
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

4.1 (b)              Form of Lock-Up Agreement.

4.2 (b)              Form of Common Stock Certificate.

10.1 (b)             1992 Stock Option Plan (as amended) and forms of Incentive
                     Stock Option Agreement and Non-statutory Stock Option
                     Agreement.

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

10.5.2 (c)           Equipment Reseller Agreement between the Company and Hughes Network
                     Systems, Inc., dated November 28, 1995.

10.6 (b)             Amendment to Warrant Agreement between the Company and Comdisco,
                     Inc., dated January 31, 1996.

10.7(j)              Special Customer Agreement between the Company and MCI
                     Telecommunications Corporation, dated May 5, 1997.

10.8 (b)             Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

EXHIBIT NUMBER                                  EXHIBIT TITLE
--------------                                  -------------
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

10.31 (k)            Loan  Agreement  dated  as  of  December  1,  1997  between  Digital
                     Generation  Systems,  Inc.  as  Borrower,  and  Venture  Lending and
                     Leasing, Inc. as Lender and exhibits thereto.

10.32 (a)            First  Amendment  to Loan  Agreement  dated as of January  28,  1997 between Digital Generation  Systems,  Inc. as Borrower,  and Venture
                     Lending and Leasing, Inc. as Lender and exhibits thereto.

10.33 (l)            Common Stock Subscription Agreement for private placement
                     of Company's Common Stock at $2.80 per share.

10.34 (m)            Sale and  Purchase  Agreement,  dated  September  10,  1998,  by and between Grant Thornton Limited,  in its capacity as Receiver-Manager of Digital  Courier  International  Corporation  and Digital Courier
                     International,   Inc.  and  Digital  Generation  Systems,  Inc.  and
                     exhibits thereto.

10.35 (n)            Series A Preferred  Stock  Conversion  Agreement  dated as of August
                     12, 1998.

10.36 (p)            Amendment  and  Restatement  No.  5  of  the   Registration   Rights
                     Agreement, dated July 14,  1997,  by and among the  Registrant  and certain of its securityholders.

EXHIBIT NUMBER                                  EXHIBIT TITLE
--------------                                  -------------
10.37 (p)            Amended and Restated  Registration Rights Agreement,  dated December
                     9,  1998,   by  and  among  the   Registrant   and  certain  of  its
                     securityholders

10.38 (p)            Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders.

10.39(a)             Common Stock and Warrant  Purchase  Agreement dated December 9, 1998 by and among the  registrant  and  investors  listed in  Schedule  A thereto.

10.40(a)             Common Stock  Subscription  Agreement  dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.41(a)             Warrant  Purchase  Agreement dated December 9, 1998 by and among the
                     Registrant and Scott Ginsburg.

10.42(a)             Warrant No. 1 to  Purchase  Common  Stock dated  December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.43(a)             Warrant No. 2 to  Purchase  Common  Stock dated  December 9, 1998 by and among Registrant and Scott K. Ginsburg

11.1 (a)             Statements of computation of weighted average common shares.

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

(k) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 31, 1998.

(l) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed May 15, 1998.

(m) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1998.

(n) Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed October 13, 1998.

(o) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed November 16, 1998.

(p) Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Report on Form S-3 filed on December 31, 1998.

(b) REPORTS ON FORM 8-K

     (1) Current Report on Form 8-K filed on December 3, 1998 regarding the Registrant's Year 2000 Readiness.

     (2) Current Report on Form 8-K filed on December 28, 1998 regarding the appointment of Scott K. Ginsburg as the Company's Chairman of the Board and Chief Executive Officer effective December 11, 1998.

(c) EXHIBITS

     See items 14 (a) (3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a) (2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIGITAL GENERATION SYSTEMS, INC.


Dated:  March 29, 1999             By: /S/  SCOTT K. GINSBURG
                                      --------------------------------------
                                      Scott K. Ginsburg
                                      Chairman of the Board and Chief
                                      Executive Officer


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott K. Ginsburg as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                      Title                                          Date
     ---------                                      -----                                          ----
/S/ /  SCOTT K. GINSBURG          Chairman of the Board, Chief Executive Officer             March 29, 1999
----------------------------
Scott K. Ginsburg                    and Director (Principal Executive Officer)



/s/ HENRY W. DONALDSON                    President, Chief Operating                         March 29, 1999
----------------------------
Henry W. Donaldson                           Officer and Director


/s/ PAUL W. EMERY, II                     Chief Financial Officer
----------------------------
Paul W. Emery, II                 (Principal Financial and Accounting Officer)               March 29, 1999



/s/ KEVIN R. COMPTON                              Director                                   March 29, 1999
----------------------------
Kevin R. Compton


/s/ JEFFREY M. DRAZAN                             Director                                   March 29, 1999
----------------------------
Jeffrey M. Drazan


/s/ RICHARD H. HARRIS                             Director                                   March 29, 1999
----------------------------
Richard H. Harris


/s/ LAWRENCE D. LENIHAN, JR.                      Director                                   March 29, 1999
----------------------------
Lawrence D. Lenihan, Jr.


/s/ LEONARD S. MATTHEWS                           Director                                   March 29, 1999
----------------------------
Leonard S. Matthews

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Generation Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. (a California Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                        ARTHUR ANDERSEN, LLP

San Francisco, California
January 26, 1999

                        DIGITAL GENERATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                             DECEMBER 31,             DECEMBER 31,
                                                                                                1998                     1997
                                                                                             ------------             ------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                                           $  13,025               $   7,833
          Short-term investments                                                                     --                     987
          Accounts receivable, less allowance for doubtful
               accounts of $1,895 in 1998 and $585 in 1997                                        9,995                   8,053
          Prepaid expenses and other                                                                933                     649
                                                                                              ---------               ---------
               Total current assets                                                              23,953                  17,522
                                                                                              ---------               ---------
PROPERTY AND EQUIPMENT, at cost:
          Network equipment                                                                      33,211                  30,405
          Office furniture and equipment                                                          3,730                   2,963
          Leasehold improvements                                                                    542                     506
                                                                                              ---------               ---------
                                                                                                 37,483                  33,874
          Less - Accumulated depreciation and amortization                                      (25,738)                (16,308)
                                                                                              ---------               ---------
               Property and equipment, net                                                       11,745                  17,566
                                                                                              ---------               ---------
GOODWILL AND OTHER ASSETS, net                                                                   14,094                  25,609
                                                                                              ---------               ---------
                                                                                              $  49,792               $  60,697
                                                                                              =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable                                                                    $   3,035               $   4,506
          Accrued liabilities                                                                     4,081                   3,501
          Line of credit                                                                          1,433                   2,834
          Current portion of long-term debt                                                       8,226                   7,560
                                                                                              ---------               ---------
               Total current liabilities                                                         16,775                  18,401
                                                                                              ---------               ---------
LONG-TERM DEBT, net of current portion                                                            9,307                  11,847
                                                                                              ---------               ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
          Convertible preferred stock, no par value - Authorized - - 15,000,000 shares at December 31, 1998;
                  5,000,000 shares at December 31, 1997
          Outstanding - - none at December 31, 1998 and 4,950,495 at
                  December 31, 1997                                                                  --                  31,561
          Common Stock, no par value -
               Authorized - - 40,000,000 shares at December 31, 1998; 30,000,000 shares at December 31, 1997
               Outstanding - - 26,239,520 shares at December 31, 1998
                 and 12,122,679 shares at December 31, 1997                                     114,131                  57,123
          Receivable from issuance of Common Stock                                                 (369)                   (175)
          Accumulated other comprehensive income                                                      9                      --
          Accumulated deficit                                                                   (90,061)                (58,060)
                                                                                              ---------               ---------
               Total shareholders' equity                                                        23,710                  30,449
                                                                                              ---------               ---------
                                                                                              $  49,792               $  60,697
                                                                                              =========               =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                       1998                   1997                   1996
                                                                     --------               --------               --------
REVENUES                                                             $ 41,270               $ 29,175               $ 10,523
                                                                     --------               --------               --------

COSTS AND EXPENSES:
       Delivery and material costs                                     14,630                 11,334                  3,084
       Customer operations                                             14,780                 11,388                  4,164
       Sales and marketing                                              4,970                  4,417                  3,998
       Research and development                                         2,780                  2,473                  2,092
       General and administrative                                       4,314                  3,169                  1,677
       Write down of subsidiary (Note 3)                               17,006                     --                     --
       Depreciation and amortization                                   10,266                  9,306                  4,331
                                                                     --------               --------               --------
                   Total expenses                                      68,746                 42,087                 19,346
                                                                     --------               --------               --------
LOSS FROM OPERATIONS                                                  (27,476)               (12,912)                (8,823)
OTHER INCOME (EXPENSE):
       Interest income                                                    243                    744                  1,422
       Interest expense                                                (3,014)                (2,607)                (1,726)
       Gain from foreign exchange                                          10                     --                     --
                                                                     --------               --------               --------
NET LOSS                                                             $(30,237)              $(14,775)              $ (9,127)
                                                                     ========               ========               ========


BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 11)
                                                                     $  (1.97)              $  (2.52)              $  (0.87)
                                                                     ========               ========               ========


WEIGHTED AVERAGE COMMON SHARES                                         16,272                 11,893                 10,488
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

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                           CONVERTIBLE
                                                         PREFERRED STOCK                            COMMON STOCK
                                                    SHARES              AMOUNT              SHARES               AMOUNT
                                                ------------         ------------         ------------        ------------
BALANCE AT DECEMBER 31, 1995                       7,273,759         $     25,321            1,112,204        $        224
      Conversion of preferred stock
         to Common Stock                          (7,273,759)             (25,321)           7,273,759              25,321


      Issuance of Common Stock in
         connection with initial public
         offering, net of issuance
         costs of $1,200                                  --                   --            3,000,000              29,490

      Net exercise of stock warrants
         for surrender of 5,839
         additional warrants                              --                   --               29,161                  --

      Exercise of stock options at
         $.20 to $7.00 per share                          --                   --              238,501                 103


      Net loss                                            --                   --                   --                  --
                                                ------------         ------------         ------------        ------------

BALANCE AT DECEMBER 31, 1996                              --                   --           11,653,625              55,138

      Issuance of Series A preferred
         stock, net of issuance costs
         of $1,100                                 4,950,495               16,400                   --                  --

      Preferred stock deemed dividend                                     (15,161)                  --

      Issuance of Common Stock in
         connection with acquisition
         of Mediatech
                                                          --                   --              324,355               1,906
      Exercise of stock options at
         $.20 to $5.00 per share
                                                                               --             144,699                   79
      Net loss                                            --                   --                   --                  --
                                                ------------         ------------         ------------        ------------

BALANCE AT DECEMBER 31, 1997                       4,950,495               31,561           12,122,679              57,123

      August 98 issuance of common
         stock in private placement,
         net of issuance costs of $150                    --                   --            4,589,287              12,700

      Conversion of Series A preferred
         stock to Common Stock, net
         of issuance costs of $486                (4,950,495)             (31,561)           4,950,495              31,075

      Preferred stock deemed dividend
         resulting from conversion of
         Series A preferred stock                         --                   --              495,035               1,764

      December 98 issuance of common
         stock in private placement,
         net of issuance costs of $220                    --                   --            3,843,212              10,780

      Warrants issued in relation to
         December 98 common
         stock private placement                          --                   --                   --                  12

      Issuance of restricted stock
         with promissory note                             --                   --               50,000                 194

      Exercise of stock options at
         $.20 to $4.56 per share                          --                   --              174,701                 371
                                                                                                     0                  80
      Stock issued for services rendered
      Purchase of shares through ESPP
      at $2.26 per share                                                                        14,111                  32
      Foreign currency translation
         adjustment                                       --                   --                   --                  --

      Net loss                                            --                   --                   --                  --

                                                ------------         ------------         ------------        ------------

BALANCE AT DECEMBER 31, 1998                              --         $         --           26,239,520        $    114,131
                                                ------------         ------------         ------------        ------------


                                                 RECEIVABLE      ACCUMULATED
                                                   FROM             OTHER                             TOTAL
                                                 ISSUANCE OF     COMPREHENSIVE    ACCUMULATED      SHAREHOLDERS'     COMPREHENSIVE
                                                COMMON STOCK        INCOME          DEFICIT           EQUITY         INCOME/(LOSS)
                                                ------------     ------------    ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1995                    $       (175)    $         --    $    (18,997)     $      6,373      $         --
      Conversion of preferred stock
         to Common Stock                                  --               --              --                --                --


      Issuance of Common Stock in
         connection with initial public
         offering, net of issuance
         costs of $1,200                                  --               --              --            29,490                --

      Net exercise of stock warrants
         for surrender of 5,839
         additional warrants                              --               --              --                --                --

      Exercise of stock options at
         $.20 to $7.00 per share                          --               --              --               103                --


      Net loss                                            --               --          (9,127)           (9,127)     $     (9,127)
                                                ------------     ------------    ------------      ------------      ------------
                                                        (175)                         (28,124)           26,839
BALANCE AT DECEMBER 31, 1996
                                                                                           --                                  --
      Issuance of Series A preferred
         stock, net of issuance costs
         of $1,100                                        --               --              --            16,400                --

      Preferred stock deemed dividend                                                 (15,161)
      Issuance of Common Stock in
         connection with acquisition
         of Mediatech
                                                          --               --              --             1,906                --
      Exercise of stock options at
         $.20 to $5.00 per share
                                                          --               --              --                79                --
      Net loss                                            --               --         (14,775)          (14,775)     $    (14,775)
                                                ------------     ------------    ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1997                            (175)              --         (58,060)           30,449

      August 98 issuance of common
         stock in private placement,
         net of issuance costs of $150                    --               --              --            12,700                --

      Conversion of Series A preferred
         stock to Common Stock, net
         of issuance costs of $486                        --               --              --              (486)               --

      Preferred stock deemed dividend
         resulting from conversion of
         Series A preferred stock                         --               --          (1,764)               --                --

      December 98 issuance of common
         stock in private placement,
         net of issuance costs of $220                    --               --              --            10,780                --

      Warrants issued in relation to
         December 98 common
         stock private placement                          --               --              --                12                --

      Issuance of restricted stock
         with promissory note                           (194)              --              --                --                --

      Exercise of stock options at
         $.20 to $4.56 per share                          --               --              --               451                --

      Stock issued for services rendered
      Purchase of shares through ESPP
      at $2.26 per share
      Foreign currency translation
         adjustment                                       --                9              --                 9                 9

      Net loss                                            --               --         (30,237)          (30,237)     $    (30,237)

                                                ------------     ------------    ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1998                    $       (369)    $          9    $    (90,061)     $     23,710      $    (30,228)
                                                ------------     ------------    ------------      ------------      ------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                       1998             1997             1996
                                                                                     --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                    $(30,237)        $(14,775)        $ (9,127)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
              Depreciation and amortization                                             9,103            8,519            4,260
              Amortization of goodwill and intangibles                                  1,163              787               71
              Foreign currency translation adjustment                                       9               --               --
              Write-down of subsidiary (Note 3)                                        17,006               --               --
              Stock issued for services rendered                                           80               --               --
              Provision for doubtful accounts                                           1,310              246               97
              Changes in operating assets and liabilities --
                   Accounts receivable                                                 (2,121)            (122)            (779)
                   Prepaid expenses and other assets                                     (213)            (212)             (27)
                   Accounts payable and accrued liabilities                              (891)            (751)           1,241
                                                                                     --------         --------         --------

                         Net cash used in operating activities                         (4,791)          (6,308)          (4,264)
                                                                                     --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of short-term investments                                           (2,013)          (8,810)         (33,138)
         Maturities of short-term investments                                           3,000           18,738           22,223
         Acquisition of PDR, net of cash acquired                                          --               --           (6,394)
         Acquisition of Mediatech, net of cash acquired                                    --          (13,921)              --
         Acquisition of DCI                                                            (9,131)              --               --
         Acquisition of property and equipment                                         (2,162)          (5,131)          (2,417)
                                                                                     --------         --------         --------

                         Net cash used in investing activities                        (10,306)          (9,124)         (19,726)
                                                                                     --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock, net                                   23,975               79           29,593
         Proceeds from issuance of convertible preferred stock                             --           16,400               --
         Proceeds from line of credit                                                  13,365            7,686               --
         Costs of converting preferred stock to common stock                             (486)              --               --
         Payments on line of credit                                                   (14,767)          (8,027)              --
         Proceeds from short-term loans used to finance Mediatech acquisition              --            6,000               --
         Repayment of short-term loans used to finance Mediatech acquisition               --           (6,000)              --
         Proceeds from issuance of long-term debt                                       5,233            5,419               --
         Payments on long-term debt                                                    (7,106)          (7,974)          (2,126)
                                                                                     --------         --------         --------

                         Net cash provided by financing activities                     20,214           13,583           27,467
                                                                                     --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES                                                           (75)              --               --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    5,192           (1,849)           3,477

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        7,833            9,682            6,205
                                                                                     --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 13,025         $  7,833         $  9,682
                                                                                     ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                 $  2,777         $  2,502         $  1,716
                                                                                     ========         ========         ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

         Digital Generation Systems, Inc. (the "Company") was incorporated in 1991. The Company operates a nationwide multimedia network designed to provide media distribution and related services to the broadcast industry by linking content providers to radio and television stations. The Company is primarily a provider of electronic and physical distribution of audio and video spot advertising to radio and television stations. The Company primarily generates its revenues from advertising agencies and production studios.

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


2. ACQUISITIONS:

PDR PRODUCTIONS

         On November 8, 1996, the Company completed the acquisition of 100% of the capital stock of PDR Productions, Inc. ("PDR"), a media duplication and distribution company located in New York City, for $6.5 million in cash and a $2.5 million promissory note with interest payable at 8%. The note and accrued interest were paid in November 1997. The acquisition was accounted for as a purchase. The fair value of assets and liabilities acquired was approximately $1.5 million. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $7.9 million, has been included in Goodwill and Other Assets in the accompanying consolidated balance sheets and is being amortized over a twenty year period. Related amortization expense of $443,000, $427,000 and $71,000 is included in the consolidated statements of operations for the years ended December 31, 1998, 1997, and 1996 respectively.


MEDIATECH

         On July 18, 1997, the Company acquired 100% of the capital stock of Starcom Mediatech, Inc. ("Mediatech"), a wholly owned subsidiary of IndeNet, Inc. ("IndeNet"), for final consideration totaling approximately $25.2 million ("Mediatech Acquisition"). The consideration consisted of approximately $14.0 million in cash, 324,355 shares of the Company's Common Stock and $9.2 million of debt. Mediatech is a media duplication and distribution company whose principal offices are located in Chicago, Illinois.

         The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of net assets acquired of approximately $17.8 million, had been included in Goodwill and Other Assets in the accompanying consolidated balance sheet at December 31, 1997. Amortization expense of approximately $648,000 and $360,000 is included in the consolidated statement of operations for the twelve months ended December 31, 1998 and 1997, respectively. In September, 1998, the Company wrote down the outstanding goodwill resulting from the Mediatech acquisition and a portion of the fixed assets of Mediatech, as it was determined that their carrying values were not recoverable (Note 3). The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DCI

         On September 25, 1998, the Company acquired substantially all of the property and assets, including all accounts receivable, inventories, contracts, equipment, real property leases and other related assets of Digital Courier International, Inc. ("DCI"). DCI is in the business of supplying electronic distribution and communications services for the radio broadcast industry in the United States and Canada.

         The Company paid $13.5 million in Canadian dollars (approximately US $9.06 million) for DCI. The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $6.2 million has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet as of December 31, 1998, and is being amortized over a twenty year period. The operating results of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998. Amortization expense of $72,000 is included in the consolidated statements of operations for the years ended December 31, 1998.


PRO FORMA RESULTS

         The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisitions of both Mediatech and DCI had taken place at the beginning of the fiscal years presented:


                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                               -------------------------
                                                                 1998             1997
                                                               --------         --------
Revenues ..............................................        $ 44,506         $ 43,625
Net Loss ..............................................         (35,277)         (26,051)
Basic and Diluted Net Loss Per Common Share (Note 11) .        $  (3.10)        $  (3.54)


         The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions of Mediatech and DCI been consummated at the beginning of 1997 or 1998, or of future operations of the combined companies under the ownership and management of the Company.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, PDR, Mediatech and DCI after elimination of intercompany accounts and transactions.

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

FOREIGN CURRENCIES

         Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenue, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in Other expenses.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", does not materially affect the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. In September 1998, the Company wrote off all of the remaining goodwill of its Mediatech subsidiary, $16.7 million, and wrote down Mediatech's fixed assets by an additional $340,000 due to management's evaluation of the appropriate carrying value of Mediatech's assets. Because of a change in Mediatech's business, it was determined that the value of the investment had permanently declined. The fair value of the Mediatech asset was determined by discounting related expected future cash flows.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents consist of liquid investments with original maturities of three months or less. Short-term investments are marketable securities with original maturities greater than three months and less than one year. The Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments using the amortized cost method. As of December 31, 1998 and December 31, 1997, cash and cash equivalents and short-term investments consist principally of U.S. Treasury bills and various money market accounts; as a result, the amortized purchase cost approximates the fair market value.

PROPERTY AND EQUIPMENT

         Network equipment includes the network operating center, Record Send Terminals, Receive Playback Terminals, Video Record Transmission Systems, Digital Video Playback Systems and the related terminal and system components as well as audio and video taping and dubbing equipment. The Company records its property and equipment at cost and depreciates it on a straight-line basis over its estimated useful life, generally three years. The Company regularly evaluates the remaining life and recoverability of its network equipment, in light of the emerging nature of its markets.

REVENUE RECOGNITION

         Revenues for distribution services are recognized for each transaction on the date audio, video or related information is successfully transmitted from the Company's operating facilities to the destination ordered.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company has an investment policy that limits the amount of credit exposure to any one issuer and restricts these investments to issuers evaluated as credit worthy.

         The Company believes that a concentration of credit risk with respect to accounts receivable is limited because its customers are geographically dispersed and the end users (the customer's clients) are diversified across industries.

         The Company's receivables are principally from advertising agencies, dub and ship houses, and syndicated programmers. The timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customer's clients). The Company provides reserves for credit losses and such losses have been insignificant.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for 1998, 1997 and 1996 consisted of the following (in thousands):


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                            1998           1997           1996
                                                                          -------        -------        -------
Property and equipment financed with capitalized lease obligations        $    --        $   400        $ 8,028
Long-term debt used to finance Mediatech acquisition ..............            --          3,850             --
Common Stock issued to finance Mediatech acquisition ..............            --          1,906             --
Preferred stock deemed dividend ...................................         1,764         15,161             --
Conversion of preferred stock to Common Stock .....................        31,561             --         25,321
Note payable used to finance PDR acquisition ......................            --             --          2,500
Common Stock issued for services rendered .........................            80             --             --


RECLASSIFICATIONS

         Certain amounts in the prior years have been reclassified to conform with the current year presentation.



4.  ACCRUED LIABILITIES:

         Accrued liabilities consist of the following (in thousands):


                                       FOR THE YEARS ENDED
                                          DECEMBER 31,
                                    -----------------------
                                     1998             1997
                                    ------           ------
Telecommunications costs .....      $  715           $  769
Employee compensation ........         897              734
Legal and consulting fees ....         557              706
Other ........................       1,912            1,292
                                    ------           ------
                                    $4,081           $3,501
                                    ======           ======


5. COMMITMENTS AND CONTINGENCIES:

         The Company leases its facilities and certain equipment under non-cancelable operating leases. As of December 31, 1998, future minimum annual rental payments under these leases are as follows (in thousands):


YEARS ENDING DECEMBER 31,
-------------------------
1999 .........................      $1,462
2000 .........................       1,339
2001 .........................         735
2002 .........................         520
2003 .........................         503
Thereafter ...................       1,456
                                    ------
                                    $6,015
                                    ======


         Rent expense totaled approximately $1,391,000, $1,540,000 and $477,000 in 1998, 1997 and 1996, respectively.

         In addition, as of December 31, 1998, the Company had non-cancelable future minimum purchase commitments with its primary telephone service provider. These commitments range between $3.5 million and $6.2 million per year and extend through December 2001.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company has employment agreements with certain of its key executives. In general, the agreements provide for base salaries, bonuses, option grants based on certain performance criteria, and terminations payments


6.  LINE OF CREDIT:

         Mediatech is party to a financing agreement with a bank which provides a revolving line of credit available to fund the working capital requirements of Mediatech. The maximum available to Mediatech under this agreement is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. The agreement is collateralized by a security agreement covering substantially all of the assets of Mediatech and is guaranteed by the Company. The interest rate on advances under the agreement is the bank's reference rate, approximately equal to the prime rate, plus 2.25% (10.0% at December 31, 1998) and such advances are due and payable on demand. The balances outstanding under this agreement at December 31, 1998 was $1,433,000 and $2,834,000 at December 31, 1997, which is approximately equal to the maximum amount available under the agreement at those times.

7.  LONG-TERM DEBT:

         The Company has used several lease and loan agreements to finance the purchase of certain property and equipment. Borrowings are secured by the equipment. The cost of equipment under lease and term loan obligations at December 31, 1998 and 1997 was $22,588,000 and $21,820,000, respectively.
Related accumulated depreciation at December 31, 1998 and 1997 was $15,644,000 and $11,593,000 respectively. These loans have repayment terms of 36 to 60 months and the Company has the option at the end of the terms to purchase the equipment at mutually agreed upon prices not to exceed 10 to 20% of the equipment's original cost. As of December 31, 1998, approximately $0.9 million remained available under these agreements to fund future capital requirements.

         In December 1997 the Company entered an agreement to finance an additional $2 million of equipment purchases and $3.5 million of working capital through a long-term facility. At December 31, 1998, $4.6 million has been financed through this agreement. The agreement has repayment terms consistent with those discussed above.

         Mediatech has long-term debt outstanding per the terms of a promissory note signed in February 1997. The remaining principal balance of the note was $1.8 million at December 31, 1998. The note bears interest at the bank's reference rate, approximately equal to the prime rate, plus 2.25% (10.0% at December 31, 1998) and principal and interest payments are due monthly. This note is payable to the same creditor which provides the line of credit discussed in Note 6 and is collateralized by the same security agreement as the line of credit. In addition the note is guaranteed by the Company.

         Future minimum lease and term loan payments as of December 31, 1998, are as follows (in thousands):


Years Ending December 31,
-------------------------
            1999................................................................     $ 10,449
            2000................................................................        7,128
            2001................................................................        2,534
            2002................................................................          142
            2003 ...............................................................            3
                                                                                     --------
                            Total minimum debt payments.........................       20,258

Less - Amount representing interest (effective interest rates ranging from 9
percent to 19 percent)..........................................................       (2,725)
                                                                                     --------
  Present value of minimum lease payments.......................................       17,533
                    Less -- Current portion.....................................       (8,226)
                                                                                     --------
                   Long-term portion............................................       $9,307
                                                                                     ========

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL STOCK:

        In February 1996, the Company completed the initial public offering of its Common Stock. The Company sold 3,000,000 shares for net proceeds of $29,490,000. Concurrent with the closing of the initial public offering 7,273,759 shares of convertible preferred stock and warrants to purchase 29,161 shares of preferred stock were converted into an equivalent number of shares of Common Stock.

        In July and August 1998, the Company's Board of Directors authorized the sale and issuance of up to $ 13.0 million of Common Stock in a private placement transaction. The Company issued 4,589,287 common shares to current institutional and closely associated investors at $2.80 per share. Proceeds to the Company, net of issuance costs, was approximately $12.7 million.

        In December 1998, the Company's Board of Directors authorized the sale and issuance of up to $11.0 million of Common Stock in a private placement transaction. The Company issued 2,920,134 common shares to Scott Ginsburg, the Company's Chief Executive Officer, at $3.25 per share. In addition, the Company authorized the sale and issuance of up to $3.0 million of Common Stock in a private placement transaction. The Company issued 923,078 common shares to current institutional and closely associated investors at a price of $3.25 per share.

        At December 31, 1998 and 1997, $369,000 and $175,000, respectively, was receivable by the Company from the issuance of restricted stock. The Company and Hank Donaldson are parties to restricted stock purchase agreements, pursuant to which Mr. Donaldson purchased an aggregate of 487,500 shares of the Company's Common Stock. As of December 31, 1998, a total of 10,158 of these restricted shares held by Mr. Donaldson were subject to the Company's right to repurchase within the terms of these stock purchase agreements. The Company and Paul W. Emery, II, the Company's Chief Financial Officer, are parties to a restricted stock purchase agreement, pursuant to which Mr. Emery purchased an aggregate of 50,000 shares of the Company's Common Stock. As of December 31, 1998, all of these restricted shares held by Mr. Emery were subject to the Company's right to repurchase within the terms of the stock purchase agreement.

        As of December 31, 1998, the Company has reserved the following shares of Common Stock for future issuance:


                                                                                         Number
                                                                                        of Shares
                                                                                        ---------
    1992 Stock Option Plan...........................................................   2,359,507
    1996 Supplemental Stock Option Plan..............................................     741,250
    Stock warrants...................................................................   3,962,067
    1995 Director Option Plan........................................................     100,000
    Non-plan Option Plan ............................................................      75,572
    Common Stock to be issued as incentives to certain dealers and distributors......      20,000
                                                                                        ---------
         Total potential shares                                                         7,258,396
                                                                                        =========


SERIES A CONVERTIBLE PREFERRED STOCK

        During 1997, the Company issued 4,950,495 shares of its Series A Convertible Preferred Stock (the "Series A Preferred"). The Series A Preferred was issued at less than the publicly traded price per share. The difference between the publicly traded price per share and the sales price per share has been reflected as a deemed dividend to the preferred shareholders in the accompanying consolidated statements of shareholders' equity. This deemed dividend is considered a reduction in earnings in the computation of basic and diluted earnings per share for the twelve months ended December 31, 1997.

        In July 1998, the Company's Board of Directors authorized conversion of all of the Company's Series A Preferred Stock to Common Stock. Each Series A Preferred Shareholder received 1.1 shares of Common Stock for each Preferred share converted. The Company's Board deemed this action necessary and appropriate in order to

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assure conversion by these shareholders which held certain preferred stock rights which could have delayed the closing of the Private Placement transaction discussed above. All 4,950,495 shares of Series A Preferred Stock outstanding at June 30, 1998 were converted to Common Stock per the terms of the Series A Preferred Stock Conversion Agreement effective August 14, 1998.

        The conversion of the Series A Preferred Stock to Common Stock at a ratio greater than 1:1 resulted in a deemed dividend to the preferred shareholders. This deemed dividend is considered a reduction in earnings in the computation of basic and diluted earnings per share for the twelve months ended December 31, 1998.


WARRANTS

        In connection with certain financing and leasing transactions made in 1993 through 1996, the Company issued warrants to purchase at fair market value an aggregate of 35,000 shares of Series A preferred stock at a range of $2.00 to $3.00 per share; 71,174 shares of Series B preferred stock at $2.70 per share; 60,000 shares of Series C preferred stock at $6.00 per share; and 67,500 shares of Series D preferred stock at $8.00 per share. On December 31, 1995, warrants to purchase 15,000 shares of Series C preferred stock were canceled pursuant to the terms of the warrant agreement. A total of 29,161 of the Series A warrants were exercised in return for surrender of the remaining 5,839 warrants upon the closing of the Company's initial public offering in February 1996. The remaining Series B, C and D warrants, which expire on the earlier of ten years from the date of the related warrant agreement or five years from the effective date of the Company's initial public offering, were converted to warrants for Common Stock of the Company as per the conversion terms of the agreements.

        In December 1996, the Company issued 9,351 warrants to purchase Common Stock at $8.02 per share in connection with an increase in an existing lease line. The warrants expire in 2006.

        In January 1997, the Company completed an agreement to finance an additional $6.0 million of equipment purchases through a long-term credit facility. Warrants to purchase 112,500 shares of the Company's Common Stock at a price of $4.42 per share were issued to the lender per the terms of the agreement.

        In December 1997, 186,652 warrants were issued at a price of $4.42 in connection with a new loan agreement to finance an additional $2 million of equipment purchases and $3.5 million of working capital through a long-term facility which can be drawn upon through December 1998.

        In December 1998, warrants to purchase 1,921,607 shares of the Company's Common Stock were issued at an exercise price of $3.25 in connection with the private placement of Common Stock to certain existing institutional and other closely associated investors. The warrants are not exercisable for a minimum of one year and, thereafter, their exercisability is based on the performance of the Company's Common Stock. The warrants expire in December 2001.

        In December 1998, a warrant to purchase 1,548,460 shares of the Company's Common Stock was issued at an exercise price of $3.25 in connection with the appointment of the Company's new Chairman of the Board and Chief Executive Officer. The warrant is not exercisable for a minimum of one year and, thereafter, its exercisability is based on the performance of the Company's Common Stock and the continued service of the Company's Chief Executive Officer. The warrant expires in December 2003.

9.  STOCK PLANS:

        The Company has three Stock Option Plans:

1992 STOCK OPTION PLAN

        Under the Company's 1992 Stock Option Plan, (the "1992 Plan"), the Company may issue up to 2,950,000 shares of Common Stock to employees, officers, directors and consultants. At the Company's Annual Shareholders' Meeting in April 1998, the shareholders approved an increase of 500,000 shares from the previously authorized total of 2,450,000. The exercise price and terms of the options granted is determined by the Board of Directors, provided that such price cannot be less than the fair value of the Common Stock on the

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the Common Stock on the date of grant. The options generally vest over four to five years. The 1992 Plan provides that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares. The term of the options granted is seven years.

1996 SUPPLEMENTAL OPTION PLAN

        In 1996, the Company's Board of Directors adopted the 1996 Supplemental Option Plan. Under this Plan, the Company may issue up to 750,000 shares of Common Stock to employees, officers, directors and consultants. The exercise price and terms of the options granted is determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.


1995 DIRECTOR OPTION PLAN

        In 1995, the Company's Board of Directors adopted the 1995 Director Option Plan (the "Director Plan"). A total of 100,000 shares of Common Stock has been reserved for issuance under the Director Plan. The Director Plan provides that each future non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company and an additional option to purchase 2,500 shares of Common Stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted is ten years.


ACCOUNTING FOR STOCK OPTION COMPENSATION EXPENSE

        Effective January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for the Company's stock options plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant of the stock options consistent with the method of SFAS No. 123, the Company's net loss (in thousands) and loss per share would have been changed to the pro forma amounts indicated below:


                                                                      1998               1997               1996
                                                                   ----------        ------------      -----------
Net Loss                                           As reported     $  (30,237)       $    (14,775)     $    (9,127)
                                                   Pro forma       $  (32,230)       $    (15,696)     $   (10,174)
Basic and diluted net loss per common share        As reported     $    (1.97)       $      (2.52)     $     (0.87)
                                                   Pro forma       $    (2.09)       $      (2.59)     $     (0.97)


        The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates, based upon the grant dates, ranging from 4.7% to 7.8%; expected dividend yields of zero percent; expected lives of one year from the vesting date; expected volatility of zero percent prior to the filing date of the Company's February 1996 initial public offering and sixty-five percent for grants made subsequent to the filing through December 31, 1996; seventy-five percent for grants made between January 1, 1997 and December 31, 1997; and one hundred ninety-four percent for grants made between January 1, 1998 and December 31, 1998.

        A summary of the Company's fixed stock options plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                             1998                      1997                      1996
                                                   -----------------------    ------------------------  ------------------------
                                                                WTD AVG EX.                WTD AVG EX.               WTD AVG EX.
                                                     SHARES       PRICE         SHARES        PRICE       SHARES        PRICE
                                                   ----------   ----------    ----------   -----------  ----------   -----------
Outstanding at beginning of the year                2,532,707     $4.11        1,806,355      $5.29      1,456,500      $1.73
Granted                                             1,270,250      3.12        2,037,000       4.87        842,500       9.14
Exercised                                            (164,701)     2.25         (144,699)      0.55       (238,501)      0.43
Canceled                                             (701,225)     4.61       (1,165,949)      7.71       (254,144)      2.20
                                                   ----------     -----       ----------      -----     ----------      -----
Outstanding at end of the year                      2,937,031     $3.67        2,532,707      $4.11      1,806,355      $5.29
                                                   ----------     -----       ----------      -----     ----------      -----
Exercisable at end of the year                      1,075,332     $3.65          494,276      $2.54        378,797      $2.29
Weighted average fair value of options granted                    $2.85                       $2.65                     $4.41


        The following table summarizes information about stock options outstanding at December 31, 1998:


                                    Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------------------    ----------------------------------------
                              Number           Weighted-Average        Weighted-Average                            Weighted-Average
Range of Exercise Prices    Outstanding   Remaining Contractual Life    Exercise Price     Number Exercisable       Exercise Price
------------------------   ------------   --------------------------   ----------------    ------------------      ----------------
      $0.20 - $2.65            598,955                4.56                  $1.55                  307,734               $0.76
      $2.75 - $5.00          2,057,118                5.72                  $3.93                  653,637               $4.56
    $5.625 - $10.125           280,958                5.67                  $6.28                  113,961               $6.31
                             ---------                                                           ---------
     $0.20 - $10.125         2,937,031                                                           1,075,332
                             =========                                                           =========


        As of December 31, 1998, there were 339,298 shares available for future grant under the stock option plans.

        Subsequent to December 31, 1998, the Board of Directors granted options to purchase 214,000 shares at $5.88 per share.


10. INCOME TAXES:

        The Company accounts for taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Because of the losses incurred to date, the Company has not required a tax provision.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Components of the net deferred income tax asset are as follows (in thousands):


                                             1998                1997
                                           --------            --------
Net operating loss carryforwards ....      $ 16,338            $ 12,702
Cumulative temporary differences ....         3,366               2,175
Capitalized start-up costs ..........            --                  --
Research and development credit .....           768                 543
Valuation allowance .................       (20,472)            (15,420)
Net deferred income tax asset .......      $     --            $     --
                                           ========            ========


        The net operating loss and research and development credit carryforwards of approximately $44.1 million and $768,000, respectively, will expire on various dates through December 31, 2007. Utilization of these carryforwards may be annually limited if there is a change in the Company's ownership, as defined by the Internal Revenue Code.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company, the lack of profitability to date and the variability of operating results.


11. NET LOSS PER SHARE:

        Under Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average shares of outstanding Common Stock and Common Stock equivalents during the period. Due to losses, inclusion of Common Stock equivalents would be anti-dilutive. Therefore, basic and diluted earnings per share for the Company are the same.

        For the year ended December 31, 1998, the net loss per share was computed as net loss of $30,237,000 plus $1,764,000 relating to the preferred stock deemed dividend divided (Note 8) by the weighted average common shares outstanding. For the year ended December 31, 1997, the net loss per share was computed as net loss of $14,775,000 plus $15,161,000 relating to the preferred stock deemed dividend divided by the weighted average common shares outstanding.


12. SEGMENT INFORMATION:

        In 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its reportable segments based on these geographic areas.

        The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of December 31, 1998, 19% of operating assets are located outside of the United States. The balance sheet information for the Company's Los Angles segment is maintained as part of the Chicago segment and is impractical to break out separately.

                        DIGITAL GENERATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        For the Twelve Months Ended December 31, 1998
                                                                        In $000's
                                --------------------------------------------------------------------------------------------------
                                                                                                   Adjustments &
                                San Francisco  New York    Chicago     Los Angeles    Vancouver    Eliminations       Consolidated
Operating revenue                  $ 20,454    $ 10,125    $ 10,829      $  2,842      $  1,498      $ (4,478)       $ 41,270

EBITDA*                              (2,295)      1,888         339           110          (245)           --            (203)
Depreciation and amortization         6,230         623       2,925           301           187            --          10,266
Writedown of subsidiary                                      17,006                                                    17,006
Operating income (loss)              (8,525)      1,265     (19,593)         (191)         (432)           --         (27,476)

Interest expense                     (2,627)         --        (382)           --            (5)                       (3,014)
Interest and other income               243          --          --            --            --           243

Income before taxes                $(10,910)   $  1,265    $(19,975)     $   (191)     $   (426)           --        $(30,237)

At December 31, 1998
  Identifiable assets                60,984      10,060       7,514            --         9,481       (38,247)         49,792

Total assets                       $ 60,984    $ 10,060    $  7,514      $     --      $  9,481      $(38,247)       $ 49,792

Long-lived assets                     5,654         562       4,227            --         1,302            --          11,745

                                                          For the Twelve Months Ended December 31, 1997
                                                                           In $000's
                               --------------------------------------------------------------------------------------------------
                                                                                                    Adjustments &
                               San Francisco    New York      Chicago    Los Angeles  Vancouver      Eliminations    Consolidated
Operating revenue                $ 14,367       $  8,384     $  7,330     $     --      $     --      $   (906)      $ 29,175

EBITDA*                            (3,921)         1,015         (700)    `                   --            --         (3,606)
Depreciation and amortization       7,236            607        1,463           --            --            --          9,306

Operating income (loss)           (11,157)           408       (2,163)                        --            --        (12,912)
Interest expense                   (2,330)            --         (277)                        --            --         (2,607)
Interest and other income             742             --            2                         --            --            744

Income before taxes              $(12,745)      $    410     $ (2,440)    $     --      $     --      $     --       $(14,775)

At December 31, 1997
  Identifiable assets              51,689          2,486       28,214           --            --       (21,692)        60,697

Total assets                     $ 51,689       $  2,485     $ 28,214     $     --      $     --      $(21,692)      $ 60,697

Long-lived assets                  10,082            568        6,916           --            --            --         17,566


                                                          For the Twelve Months Ended December 31, 1996
                                                                          In $000's
                               --------------------------------------------------------------------------------------------------
                                                                                                    Adjustments &
                               San Francisco    New York      Chicago    Los Angeles  Vancouver      Eliminations    Consolidated

Operating revenue               $  9,587         $    938      $  --        $    --      $   --        $     (2)      $ 10,523

EBITDA*                           (4,595)             103         --             --          --              --         (4,492)
Depreciation and amortization      4,230               30         --             --          --              71          4,331
Operating income (loss)           (8,825)              73         --             --          --             (71)        (8,823)

Interest expense                   1,724               --                        --          --              --          1,726
Interest and other income          1,421                1         --             --          --              --          1,422
Income before taxes             $ (9,130)        $     74      $  --        $    --      $   --        $    (71)      $ (9,127)

At December 31, 1996
  Identifiable assets             44,964            1,830         --             --          --          (1,546)        45,248

Total assets                    $ 44,964         $  1,830      $  --        $    --      $   --        $ (1,546)      $ 45,248

 Long-lived assets                12,087              543         --             --          --              --         12,630


        *Earnings before interest, taxes, depreciation and amortization.

13. PRETAX SAVINGS PLAN:

        The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least six months of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 1998 of $10,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contributions to the plan in 1998, 1997 or 1996 to the plan.


14. NEW ACCOUNTING STATEMENT OF POSITION

        In February 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain costs related to the development of software for internal use. The Company will adopt this SOP in fiscal year 1999. The Company does not believe that adoption of this statement will have a material effect on its financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT      ADDITIONS
                                         BEGINNING OF     CHARGED TO                                      BALANCE AT END OF
          CLASSIFICATION                    PERIOD        OPERATIONS        OTHER (a)     Write-offs           PERIOD
                                         ------------     ----------       ----------     ----------      -----------------
Allowance for Doubtful Accounts
      Years Ended:
          December 31, 1996 ........      $  135,000      $   97,000       $   25,000      $       --        $  257,000
          December 31, 1997 ........      $  257,000      $  246,000       $  259,000      $ (177,000)       $  585,000
          December 31, 1998 ........      $  585,000      $1,142,000       $  186,000      $  (18,000)       $1,895,000


(a) Additions resulting from acquisitions of PDR in 1996, Mediatech in 1997 and DCI in 1998.