Form 10-K/A
period 1998-12-31
DIGITAL GENERATION SYSTEMS INC
filed 1999-04-30
CIK 934448

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 1999, as reported on the NASDAQ National Market, was approximately $99,501,540. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 1999, the registrant had 26,533,744 shares of Common Stock, without par value, outstanding.

================================================================================

                                 AMENDMENT NO. 1

        The undersigned Registrant hereby amends Part III, to read in full as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current members of the Board of Directors, their ages as of March 31, 1999, their positions and offices held with the Company and certain biographical information are set forth below.

DIRECTORS                        AGE                POSITIONS AND OFFICES HELD WITH THE COMPANY
---------------------------      ---       -----------------------------------------------------------
Scott K. Ginsburg                46        Chairman of the Board, Chief Executive Officer and Director
Henry W. Donaldson               53        President, Chief Operating Officer and Director
Richard H. Harris (1)            69        Vice Chairman of the Board and Director
Kevin R. Compton (2)             40        Director
Jeffrey M. Drazan (1)            40        Director
Lawrence D. Lenihan, Jr.         34        Director
Leonard S. Matthews (1)(2)       77        Director

----------
(1)     Member of Compensation Committee
(2)     Member of Audit Committee


        Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. He is also the Chairman and Chief Executive Officer of Starguide Digital Networks and, most recently, served as Chief Executive Officer and a director of Chancellor Media Corporation. Mr. Ginsburg founded Evergreen Media Corporation in 1988 and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

        Henry W. Donaldson joined the Company in March 1993, and served from that date until December 1998 as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors. He currently serves as President and Chief Operating Officer and as a member of the Company's Board. He was formerly President of the Data Communications Division of Rexel, Inc., a provider of telecommunications and local area networking products and services, from September 1989 through January 1993. Mr. Donaldson holds a B.A. in Mathematics from Hamilton College.

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

        Kevin R. Compton has been a member of the Board of Directors of the Company since March 1994. Mr. Compton has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm, since December 1990. Mr. Compton currently serves as a director of: Global Village Communication, Inc., a networking hardware and software company, Citrix Systems, a developer of server software, Corsair Communications, Inc., a developer of hardware and software systems for the wireless telecommunications industry, Verisign, a provider of digital authentication services, and on numerous privately-held companies. Mr. Compton holds a B.S. in Business Administration from the University of Missouri.

        Jeffrey M. Drazan has been a member of the Board of Directors of the Company since July 1992. Mr. Drazan has been a general partner of Sierra Ventures, a venture capital investment firm, since 1985. Mr. Drazan currently serves as a director of FaxSav, Micromuse and Retix. Mr. Drazan holds a B.S.E. in Engineering from Princeton and an M.B.A. from New York University.

        Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan has been a managing member of the General Partner for Pequot Private Equity Fund, L.P. since February 1997. He is also a Principal at Dawson-Samberg Capital Management, Inc. and a Principal and minority shareholder of Pequot Capital Management, Inc. Mr. Lenihan was a Principal at Broadview Associates, LLC, prior to joining Dawson-Samberg. He currently serves as a director of Direc-to-Phone and Sanctuary Woods Multimedia Corporation. Mr. Lenihan holds a B.S.E.E. from Duke University and an M.B.A. from the Wharton School.

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

EXECUTIVE OFFICERS

        For information with respect to executive officers of the Company, see
Item 4A of this Annual Report on Form 10-K.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 1998 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1998 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders, except that Paul W. Emery, II filed a Form 4 late and Kevin R. Compton filed a Form 5 late.

ITEM 11.  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as such at the end of 1998 (collectively, the "Named Officers"), each of whose aggregate compensation for 1998 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                    ----------
                                                                                                      AWARDS
                                                           ANNUAL COMPENSATION                      NUMBER OF
                                              -----------------------------------------------       SECURITIES
                                                                                OTHER ANNUAL        UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY(1)        BONUS           COMPENSATION         OPTIONS         COMPENSATION(4)
---------------------------         ----      ----------      ----------        ------------        -----------      --------------
Scott K. Ginsburg(2)                1998      $        1      $        0         $   39,607(3)       1,548,460         $        0
  Chairman of the Board             1997      $       --      $       --         $       --                 --         $       --
  and Chief Executive Officer       1996      $       --      $       --         $       --                 --         $       --

Henry W. Donaldson                  1998      $  298,374      $   50,000         $    4,089(5)         350,000(6)      $      864
  President and                     1997      $  225,000      $   50,000         $       --             80,000         $      162
  Chief Operating Officer           1996      $  193,750      $   50,000         $       --                 --         $      672

Paul W. Emery, II                   1998      $  186,647      $   35,000         $        0            150,000(7)      $      990
  Vice President, Finance and       1997      $       --      $       --         $       --                 --         $       --
   Chief Financial Officer          1996      $       --      $       --         $       --                 --         $       --

Robert H. Howard                    1998      $  149,241      $   17,100         $        0                 --         $      261
  Vice President, Direct Sales      1997      $   82,452      $   26,667(8)      $       --            150,000         $    8,919(9)
                                    1996                      $       --         $       --         $       --         $       --

Ernest V. Labbe                     1998      $  180,326      $   30,000         $        0            150,000         $      528
  Vice President, Operations        1997      $       --      $       --         $       --                 --         $       --
                                    1996      $       --      $       --         $       --                 --         $       --

----------

(1) Salary includes amounts deferred under the Company's 401(k) Plan.

(2) Mr. Ginsburg commenced employment on December 11, 1998.

(3) Represents various perquisites, including $30,000 for reimbursement of expenses associated with Mr. Ginsburg's airplane.

(4) Includes taxable benefits from premiums for group term life insurance paid by the Company.

(5) Represents automobile lease payments.

(6) Mr. Donaldson is unvested in 10,158 shares of the Company's Common Stock purchased through restricted stock purchase agreements with an aggregate value as of December 31, 1998 of $53,692 (net of consideration for the shares paid by Mr. Donaldson) based on the closing price of $5.5625 for the Company's Common Stock as reported on the Nasdaq National Market on such date.

(7) Mr. Emery holds 50,000 shares of Common Stock purchased on December 9, 1998 pursuant to a restricted stock purchase agreement. All 50,000 shares were unvested as of December 31, 1998 and have a fair market value of $278,125. The shares vest as to 25% after one year and the balance in 36 equal monthly installments thereafter.

(8) Represents sales commissions.

(9) Includes moving expenses of $8,631.

        The following table contains information concerning the stock option grants made to each of the Named Officers for 1998. No stock appreciation rights were granted to these individuals during such year.


                        OPTION GRANTS IN LAST FISCAL YEAR



                                       INDIVIDUAL GRANTS(1)
                         -------------------------------------------------        POTENTIAL REALIZABLE
                         NUMBER OF     % OF TOTAL                                   VALUE AT ASSUMED
                         SECURITIES      OPTIONS                                  ANNUAL RATES OF STOCK
                         UNDERLYING    GRANTED TO   EXERCISE                       PRICE APPRECIATION
                          OPTIONS       EMPLOYEES     PRICE     EXPIRATION         FOR OPTION TERM(3)
         NAME             GRANTED        IN 1998    PER SHARE     DATE             5%             10%
         ----             -------        -------    ---------     ----             --             ---
Scott K. Ginsburg        1,548,460(2)     55.2%     $3.25        12/09/03      $1,390,386      $3,072,389

Henry W. Donaldson          30,081         1.1%     $3.8125      04/29/05      $   46,688      $  108,802
                           169,919         6.1%     $3.8125      04/29/05      $  263,726      $  614,594
                            32,043         1.1%     $ 2.625      11/20/05      $   34,242      $   79,799
                           117,957         4.2%     $ 2.625      11/20/05      $  126,053      $  293,758

Paul W. Emery, II          112,214         4.0%     $ 2.75       01/12/05      $  126,627      $  292,763
                            37,786         1.3%     $ 2.75       01/12/05      $   42,302      $   98,583

Robert H. Howard                --           --     $   --             --      $       --      $       --

Ernest V. Labbe            112,214         4.0%     $ 2.75       01/12/05      $  125,627      $  292,763
                            37,786         1.3%     $ 2.75       01/12/05      $   42,302      $   98,583

----------

(1) Each of the options listed in the table have a term of 7 years, subject to earlier termination upon termination of employment. In the event of a merger of the Company with or into another corporation or other legal, where vested options have not been assumed or substituted by such successor corporation or other entity, such options will be exercisable for a period of 15 days from the date of notice thereof, and will terminate upon the expiration of such period. The Company's 1992 Stock Option Plan provides that upon a change in control, the unvested options granted to each of the Company's executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options. A change in control is defined as (i) a merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, or
    (ii) certain changes in the majority composition of the Company's Board of Directors during a 24-month period, which changes are not initiated by the Board of Directors.

(2) An entity affiliated with Mr. Ginsburg was granted the warrant on December 9, 1998 in consideration of Mr. Ginsburg's services. The warrant is not exercisable for a minimum of one year and, thereafter, it becomes exercisable over a 24-month period but only if the Common Stock achieves a trading price of $10 per share or moreover a sustained period, and then half the shares will vest, or achieves a price of $15 per share or more a sustained period. The warrant will in any event become fully exercisable on November 8, 2003. The warrants become fully exercisable upon a change in control involving the Company. The warrants expire December 9, 2003.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Officers.

        The following table sets forth information concerning option holdings as of the end of the 1998 fiscal year with respect to each of the Named Officers. No options were exercised by the Named Officers during the 1998 fiscal year. No stock appreciation rights were outstanding at the end of that year.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                  NUMBER OF
                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                  AT FY-END                   AT FY-END(1)
                                  ---------                   ------------
NAME                     EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                     -----------   -------------   -----------    -------------
Scott K. Ginsburg ....           0       1,548,460               0      $3,580,814
Henry W. Donaldson ...     163,590         428,910      $  305,271      $  931,760
Paul W. Emery, II.....           0         150,000               0      $  421,875
Robert H. Howard .....      59,373          90,627      $  100,192      $  152,933
Ernest V. Labbe ......           0         150,000               0      $  421,875

(1) Based on the fair market value of the Company's Common Stock at year end, $5.5625 per share, less the exercise price payable for such shares.

DIRECTOR COMPENSATION

        Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director other than reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Company's Board of Directors and the committees thereof. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

        Non-employee Board members are eligible for option grants pursuant to the provisions of the Company's 1995 Director Option Plan. Under the 1995 Director Option Plan, each non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of the Company's Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company, and each non-employee director will thereafter be granted an additional option to purchase 2,500 shares of the Company's Common Stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the 1995 Director Option Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and shares subject to the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted are ten years.

        Directors who are also employees of the Company are eligible to receive options for Common Stock directly under the 1992 Stock Option Plan and, if officers of the Company, are also eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.


             EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

        None of the Company's executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors, except that Mr. Donaldson, the Company's President and Chief Operating Officer, entered into an employment agreement with the Company on November 20, 1998 that provides for a term of employment through March 31, 2000. Pursuant to the employment agreement, Mr. Donaldson's base salary was increased to $300,000. Pursuant to the employment agreement, in January 1999, Mr. Donaldson was awarded an incentive bonus of $50,000 based on the financial and operational performance of the Company during 1998, and is scheduled to receive a bonus of $75,000 for fiscal 1999 and has a bonus potential for fiscal 2000 of $75,000 with a minimum of $50,000 guaranteed. If, prior to March 31, 2000, the Company terminates Mr. Donaldson's employment for any reason other than cause, then the

Company shall pay Mr. Donaldson his base compensation through March 31, 2000, Mr. Donaldson's stock options granted pursuant to the agreement shall become fully exercisable, Mr. Donaldson shall be guaranteed a minimum bonus for 1999 of $50,000 and a bonus for 2000 equal to one-quarter of the 1999 bonus, the Company shall forgive any remaining indebtedness under a loan in the principal amount of $175,000 incurred by Mr. Donaldson to purchase stock, and the Company shall continue to provide certain perquisites and employee benefits through December 31, 2000. Provided Mr. Donaldson remains employed through March 31, 2000 or through an earlier date determined by the Company, the agreement provides that the Company will employ Mr. Donaldson as a part-time employee through March 31, 2001, but in any event for not less than one year from cessation of full-time employment and Mr. Donaldson will make himself available for transition assistance for up to forty (40) hours per month. During the period of part-time employment, Mr. Donaldson will continue to be eligible for certain employee benefits, including continued vesting of options and option shares.

        Beginning in 1994, Mr. Donaldson purchased restricted stock from the Company pursuant to four restricted stock purchase agreements. The Company has the right to repurchase certain shares upon the termination of Mr. Donaldson's employment with the Company prior to full vesting. Under the agreement dated March 18, 1994 for 150,000 shares, the Company's right to repurchase lapses and Mr. Donaldson vests in the shares in a series of 60 equal monthly installments from March 15, 1993. Under the agreement dated December 5, 1994 for 50,000 shares, the Company's right to repurchase lapses and Mr. Donaldson vests in the shares in a series of 48 equal monthly installments. Under the agreement dated December 20, 1994 for 162,500 shares, the shares were fully vested at award. Under the agreement dated March 14, 1995 for 250,000 shares, the Company's right to repurchase lapses and Mr. Donaldson vests in the shares in a series of 48 equal monthly installments from September 29, 1994. In addition, in the event of the acquisition of the Company by merger or sale of assets, the Company's right to repurchase all such shares will terminate with respect to 50% of the unvested shares on the date of acquisition of the Company. As of March 31, 1999, all of such shares of the Company's Common Stock were fully vested and no longer subject to the Company's right of repurchase.

        Mr. Donaldson purchased all of the shares under the restricted stock purchase agreements by delivery of four full recourse promissory notes in the aggregate principal amount of $175,000. The promissory notes bear interest at various annual interest rates ranging from 5% to 7.75% and become due and payable at various dates from March 15, 1999 to March 14, 2000. Each promissory note is secured by a pledge of the shares acquired with each such note. The largest aggregate indebtedness during the fiscal year and the amount outstanding on December 31, 1998 under all of the notes was $216,172.69.

        On January 21, 1998, the Board of Directors awarded the right to purchase 50,000 shares of the Company's Common Stock to Paul W. Emery II, the Company's Chief Financial Officer, for a per share purchase price equal to $3.875, the closing price of the Company's Common Stock on the Nasdaq National Market on such date. The Board of Directors also approved the extension of a loan to Mr. Emery in an amount equal to the aggregate purchase price for such shares. The Company has the right to repurchase the shares of the Company's Common Stock upon the termination of Mr. Emery's employment with the Company prior to full vesting. The Company's right to repurchase lapses and Mr. Emery vests in 25% of the shares on January 21, 1999 and in the balance in a series of 36 equal monthly installments thereafter. In addition, in the event of the acquisition of the Company by merger or sale of assets, the Company's right to repurchase such shares will terminate with respect to 50% of the unvested shares on the date of the change of control of the Company. On December 9, 1998, Mr. Emery entered into a Restricted Stock Purchase Agreement with the Company to evidence his purchase of the shares and delivered his full recourse promissory note in the amount of $193,750 in full payment for the shares. The note bears interest at the rate of 4.52% per annum and is due on December 9, 2003. The largest aggregate indebtedness under the note during the fiscal year and the amount outstanding on December 31, 1998 was $193,750.


                          COMPENSATION COMMITTEE REPORT

        The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") reviews and approves the Company's compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of the Company's Chief Executive Officer and other executive officers for the 1998 fiscal year.

        For the 1998 fiscal year, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the

Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

        GENERAL COMPENSATION PHILOSOPHY. The Company's philosophy in setting its compensation policies for executive officers is to maximize shareholder value over time. The primary goal of the Company's executive compensation program is, therefore, to closely align the interests of the executive officers with those of the Company's shareholders. To achieve this goal, the Company attempts to (i) offer compensation opportunities that attract and retain executives whose abilities are critical to the long-term success of the Company, motivate individuals to perform at their highest level and reward outstanding achievement, (ii) maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals, and (iii) encourage executives to manage from the perspective of owners with an equity stake in the Company. The Compensation Committee currently uses salary, incentive cash bonus awards and long-term stock-based incentives to meet these goals.

        BASE SALARY. The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. In establishing base salaries of executive officers, the Compensation Committee evaluates each executive's salary history, scope of responsibility at the Company, prior experience, past performance for the Company, expected contribution to the Company's future success and recommendations from management. The Compensation Committee also takes into account the salaries for similar positions at comparable companies in the Company's industry, based on each individual Committee member's industry experience, and the position of each executive officer's base pay relative to the total compensation package, including cash incentives and long-term incentives. In making its salary decisions, the Compensation Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

        INCENTIVE CASH BONUSES. Each executive officer's annual bonus is based on qualitative and quantitative factors and is intended to motivate and reward executive officers by directly linking the amount of the bonus to performance targets. In addition, incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that the compensation of each executive officer should be contingent upon the overall performance of the Company. To carry out this philosophy, the Board of Directors reviews and approves the financial goals for the fiscal year. The Compensation Committee then evaluates the overall performance of the Company and approves performance bonuses based on the extent to which the goals of the Board of Directors have been achieved. The Company achieved record revenues in 1998 of $41.3 million, and substantially reduced its EBITDA (Earnings before interest, tax, depreciation and amortization) loss to ($204,000) for the year, both of which were important milestones for the Company.

        LONG-TERM INCENTIVE COMPENSATION. The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company provides long-term incentives to its Chief Executive Officer and its other executive officers. During fiscal 1998, the Board of Directors and/or the Compensation Committee, in their discretion, made option grants to Messrs, Kozak, Labbe, Emery and Donaldson. The purpose of such option grants is to attract and retain the best employee talent available and to create a direct link between executive compensation and the long-term performance of the Company. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. All options granted to executive officers to date have been granted at the fair market value of the Company's Common Stock on the date of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term. The Board of Directors and/or the Compensation Committee consider the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. Applying these principles, a significant grant was made to Mr. Emery in connection with the commencement of his employment. The grants made to Messrs. Donaldson and Labbe were made in recognition of their years of service with the Company and to place a significant portion of their total compensation at risk.

        CEO COMPENSATION. Mr. Donaldson served as the Company's Chief Executive Officer until December 13, 1998, when he became President and Chief Operating Officer. Mr. Donaldson's compensation consists of base salary, an annual bonus and stock options. On November 20, 1998, the Company and

Mr. Donaldson entered into an employment agreement. Pursuant to the employment agreement, Mr. Donaldson's base salary was increased to $300,000 and he was awarded an incentive bonus of $50,000 based on the financial and operational performance of the Company during 1998 and was granted an option to purchase 150,000 shares. In addition, Mr. Donaldson received stock option grants during fiscal 1998 in the aggregate amount of 200,000 shares of Common Stock. The stock option grants made to Mr. Donaldson were intended to reflect his years of service with the Company and to place a significant portion of his total compensation at risk, because the stock options will have no value unless there is appreciation in the value of the Company's Common Stock over the term of the stock options.

        On December 13, 1998, Mr. Ginsburg was appointed the Chief Executive Officer of the Company. At Mr. Ginsburg's request, his compensation consists of base salary in the amount of $1 plus reimbursement of expenses, in keeping with Mr. Ginsburg's goal of tying his compensation directly to stock performance. In addition, an entity affiliated with Mr. Ginsburg received a warrant to purchase up to 1,548,460 shares of the Common Stock of the Company in connection with the commencement of his employment. The warrant was intended to induce Mr. Ginsburg to join the Company as its new Chairman of the Board and Chief Executive Officer and to place a significant portion of his total compensation at risk, because the warrant does not become exercisable, and thus has no value, unless and until the Company's Common Stock exceeds certain price thresholds.

        TAX LIMITATION. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the shareholders have been asked to approve a limitation under the Company's 1992 Stock Option Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1992 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the 1998 fiscal year will exceed the $1 million limit per officer, the Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                                   Compensation Committee

                                                   Jeffrey M. Drazan
                                                   Richard H. Harris
                                                   Leonard S. Matthews


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Compensation Committee are Messrs. Drazan, Harris and Matthews. None of these individuals was at any time during 1998, or at any other time, an officer or employee of the Company.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                             STOCK PERFORMANCE GRAPH

        The graph set forth below compares the cumulative total shareholder return on the Company's Common Stock between February 6, 1996 (the date the Company's Common Stock commenced public trading) and December 31, 1998 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Services Stocks Index, over the same period. This graph assumes the investment of $100.00 on February 6, 1996 in the Company's Common Stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Services Stocks Index, and assumes the reinvestment of dividends, if any.

        The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock. Information used in the graph was obtained from the CRSP Total Return Index published by Nasdaq and SG Cowen, sources believed to be reliable, but the Company is not responsible for any errors or omissions in such information.


                                     2/6/96       12/31/96      12/31/97       12/31/98
   Digital Generation Systems,        $100           $76           $23            $66
   Inc.

   Nasdaq Non-Financial Stocks        $100          $121          $142           $172
   Index

   Nasdaq Computer and Data           $100          $125          $153           $220
   Processing Services Stocks
   Index

        The Company effected its initial public offering of Common Stock on February 6, 1996. For purposes of this presentation, the Company has assumed that that the initial public offering price of $11.00 per share would have been the closing price on February 5, 1996, the day prior to the commencement of trading.

        Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth, as of January 31, 1999, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and
(iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


                                                           SHARES BENEFICIALLY OWNED
                                                         AS OF JANUARY 31, 1999 (1) (2)
                                                     -------------------------------------
BENEFICIAL OWNER                                     NUMBER OF SHARES  PERCENTAGE OF CLASS
------------------------------------------           ----------------  -------------------
Entities and individuals affiliated with
Integral Capital Partners (3)..................          1,475,448            5.6%
     2750 Sand Hill Road
     Menlo Park, California 94025

Entities and individuals affiliated with
London Merchant Securities plc (4).............          1,783,105            6.7%
          Carlton House
     33 Robert Adam Street
     London W1M 5AH, England

Entities and individuals affiliated
Pequot Capital Management, Inc. (5) ...........          4,746,178           17.9%
     354 Pequot Avenue
     Southport, Connecticut 06490

Entities and individuals affiliated with
Technology Crossover Ventures (6)..............          2,785,659           10.5%
     56 Main Street, Suite 210
     Millburn, New Jersey 07041

Scott K. Ginsburg (7) .........................          4,004,819           15.1%
     Moon Doggie Family Partnership,
     17340 Club Hill Drive, Dallas, Texas 75248

Henry W. Donaldson (8) ........................            735,612            2.8%
Kevin R. Compton (9) ..........................            541,842            2.0%
Jeffrey M. Drazan (10) ........................          1,329,257            5.0%
Richard H. Harris (11) ........................             34,250               *
Lawrence D. Lenihan, Jr. (12) .................          4,751,733           18.0%
Leonard S. Matthews (13) ......................             44,859               *
Paul W. Emery, II (14) ........................             93,750               *
Robert H. Howard (15) .........................             71,873               *
Ernest V. Labbe (16) ..........................             44,250               *
All current directors and executive officers
as a group (10 persons) (7-16).................         11,652,245           44.0%

----------
*   Less than 1% of the outstanding shares of Common Stock.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 875 Battery Street, San Francisco, California 94111.

(2) The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after January 31, 1999.

(3) Includes 653,597 shares held in the name of Integral Capital Partners III, L.P., 147,674 shares held in the name of Integral Capital Partners International III, L.P., 670,751 shares held in the name of Integral Capital Partners IV, L.P. and 3,426 shares held in the name of Integral Capital Partners IV MS Side Fund, L.P. Integral Capital Management III, L.P. is the sole general partner of Integral Capital Partners III, L.P. and the sole investment general partner of Integral Capital Partners International III, L.P. Integral Capital Management IV, LLC is the sole general partner of Integral Capital Partners IV, L.P. ICP MS Management IV, LLC is the sole general partner of Integral Capital Partners IV MS Side Fund, L.P. Integral Capital Management III, L.P., Integral Capital Management IV, LLC and ICP MS Management IV, LLC disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(4) Includes 560,824 shares held in the name of Lion Investments Limited and 1,222,281 shares held in the name of Westpool Investment Trust plc. Lion Investments Limited and Westpool Investment Trust plc are wholly-owned subsidiaries of London Merchant Securities plc.

(5) Includes 348,201 shares held in the name of Pequot Offshore Private Equity Fund, Inc., 2,750,173 shares held in the name of Pequot Private Equity Fund, L.P., 823,902 shares held in the name of Pequot International Fund, Inc. and 823,902 shares held in the name of Pequot Partners Fund, L.P. Pequot Capital Management, Inc. is the investment advisor to Pequot Offshore Private Equity Fund, Inc., Pequot Private Equity Fund, L.P., Pequot International Fund, Inc. and Pequot Partners Fund, L.P. (the "Pequot Funds") and may be deemed to beneficially own all of such shares. Pequot Capital Management, Inc. acquired beneficial ownership of such shares from Dawson-Samberg Capital Management, Inc., the former investment advisor to the Pequot Funds. On January 1, 1999, Dawson-Samberg Capital Management, Inc. spun-off a portion of its investment management business to Pequot Capital Management, Inc., including the beneficial ownership of all of such shares formerly held by Dawson-Samberg Capital Management, Inc. Lawrence D. Lenihan, Jr., a member of the Company's Board of Directors, is a principal and minority shareholder of Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of all shares held or beneficially owned by or through such entity.

(6) Includes 875,890 shares held in the name of Technology Crossover Ventures, L.P., 69,365 shares held in the name of Technology Crossover Ventures, C.V., 28,599 shares held in the name of TCV II, V.O.F., 880,402 shares held in the name of Technology Crossover Ventures II, L.P., 676,864 shares held in the name of TCV II (Q), L.P., 120,118 shares held in the name of TCV II Strategic Partners, L.P. and 134,421 shares held in the name of Technology Crossover Ventures II, C.V. Technology Crossover Management, L.L.C. is the sole general partner of Technology Crossover Ventures, L.P. and the sole investment general partner of Technology Crossover Ventures, C.V. Technology Crossover Management II, L.L.C. is the sole general partner of Technology Crossover Ventures II, L.P., TCV II (Q), L.P. and TCV II Strategic Partners, L.P. and the sole investment general partner of TCV II, V.O.F. and Technology Crossover Ventures, C.V. Technology Crossover Management, L.L.C. and Technology Crossover Management II, L.L.C. disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(7) Based on a filing with the Securities and Exchange Commission, dated December 21, 1998, indicating beneficial ownership as of such date. Includes 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company's Chairman of the Board and Chief Executive Officer, is the sole general partner of Moon Doggie Family Partnership, L.P.

(8) Includes options exercisable into 239,787 shares of Common Stock.

(9) Based on a filing with the Securities and Exchange Commission, dated February 16, 1999, indicating beneficial ownership as of such date. Includes 530,592 shares beneficially owned by affiliated entities of Kleiner, Perkins, Caufield & Byers VI, L.P., of which Mr. Compton disclaims beneficial ownership except to the extent of his pecuniary interest therein arising from his partnership interests. Includes options exercisable into 11,250 shares of Common Stock.

(10) Includes 1,242,379 shares held in the name of Sierra Ventures IV and 53,085 shares held in the name of Sierra Ventures IV International. SV Associates IV, L.P. is the sole general partner of each of Sierra Ventures IV and Sierra Ventures IV International, and Mr. Drazan is a general partner of SV Associates IV, L.P. Mr. Drazan disclaims beneficial ownership of all shares held or beneficially owned by or through such entities except to the extent of his pecuniary interest therein arising from general partnership interests therein. Includes options exercisable into 31,250 shares of Common Stock.

(11) Includes options exercisable into 11,250 shares of Common Stock.

(12) Includes 4,746,178 shares beneficially owned by affiliated entities of Pequot Capital Management, Inc., of which Mr. Lenihan disclaims beneficial ownership except as set forth above (see footnote 5) Includes options exercisable into 5,555 shares of Common Stock.

(13) Includes options exercisable into 28,154 shares of Common Stock.

(14) Includes options exercisable into 43,750 shares of Common Stock.

(15) Includes options exercisable into 71,873 shares of Common Stock.

(16) Includes options exercisable into 43,750 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On December 9, 1998, the Company issued 3,843,212 shares of Common Stock to certain existing institutional and closely associated investors, 2,920,134 of which were issued to an entity affiliated with Scott K. Ginsburg, the Company's current Chairman of the Board and Chief Executive Officer, pursuant to the terms of that certain Common Stock Subscription Agreement, dated September 29, 1998, at a price per share of $2.7396, and 923,078 shares were issued to entities affiliated with Integral Capital Partners, London Merchant Securities plc, and Pequot Capital Management, Inc. pursuant to that certain Common Stock and Warrant Subscription Agreement, dated December 9, 1998, at a price per share of $3.25. The gross proceeds to the Company from the issuance of these additional shares were approximately $11 million. In addition, the Company issued warrants to purchase an aggregate of 1,921,607 shares of the Company's Common Stock to such investors at an exercise price of $3.25 in connection with the private placements of Common Stock. The warrants are not exercisable for a minimum of one year and, thereafter, their exercisability is based on the performance of the Company's Common Stock. The warrants expire in December 2001.

        On December 9, 1998, the Company issued a warrant to purchase 1,548,460 shares of the Company's Common Stock at an exercise price of $3.25 to an entity affiliated with Mr. Ginsburg in connection with Mr. Ginsburg's appointment as the Company's Chairman of the Board and Chief Executive Officer. The warrant is not exercisable for a minimum of one year and, thereafter, it becomes exercisable over a 24-month period but only if the Common Stock achieves a trading price of $10 per share or more over a sustained period, and then half the shares will vest, or achieves a price of $15 per share or more over a sustained period. The warrant will in any event become fully exercisable on November 8, 2003. The warrants become fully exercisable upon a change in control involving the Company. The warrants expire December 9, 2003.

        On August 14, 1998, the Company issued 4,589,287 shares of Common Stock to certain existing institutional and closely associated investors, including Scott K. Ginsburg and entities affiliated with Integral Capital Partners, London Merchant Securities plc, Pequot Capital Management, Inc., and Technology Crossover Ventures, in a private placement transaction pursuant to the terms of those certain Common Stock Subscription Agreements. These additional shares of Common Stock were issued at $2.80 per share, and the total proceeds to the Company, net of issuance costs, was approximately $12.7 million.

         Effective August 12, 1998, all 4,950,495 outstanding shares of the Company's Series A Convertible Preferred Stock, including shares held by entities affiliated with Integral Capital Partners, Pequot Capital Management, Inc., and Technology Crossover Ventures, were converted to Common Stock pursuant to the terms of that certain Series A Preferred Stock Conversion Agreement. Each holder of shares of the Company's Series A Convertible Preferred Stock received
1.1 shares of Common Stock for each share of Series A Convertible Preferred Stock. The Board of Directors deemed this action necessary and appropriate in order to assure conversion by these shareholders, who held certain preferred stock rights which could have delayed the closing of the August 1998 private placement transaction discussed above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGITAL GENERATION SYSTEMS, INC.


     Dated:  April 28, 1999          By:   /s/  Scott K. Ginsburg
                                           ---------------------------------
                                           Scott K. Ginsburg
                                           Chairman of the Board and
                                           Chief Executive Officer



        In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                              Title                         Date
          ---------                              -----                         ----
/s/  Scott K. Ginsburg
------------------------------  Chairman of the Board, Chief Executive    April 28, 1999
Scott K. Ginsburg                   Officer and Director (Principal
                                          Executive Officer)
        *
------------------------------  President, Chief Operating Officer and    April 28, 1999
Henry W. Donaldson                             Director

        *
------------------------------          Chief Financial Officer           April 28, 1999
Paul W. Emery, II                 (Principal Financial and Accounting
                                               Officer)

        *
------------------------------                 Director                   April 28, 1999
Kevin R. Compton


        *
------------------------------                 Director                   April 28, 1999
Jeffrey M. Drazan


        *
------------------------------                 Director                   April 28, 1999
Richard H. Harris


        *
------------------------------                 Director                   April 28, 1999
Lawrence D. Lenihan, Jr.


        *
------------------------------                 Director                   April 28, 1999
Leonard S. Matthews


*By: /s/  Scott K. Ginsburg
    Scott K. Ginsburg, Attorney-In-Fact