Form 10-Q
period 1999-04-03
DIGITAL GENERATION SYSTEMS INC
filed 1999-05-18
CIK 934448

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

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

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, OUTSTANDING AS OF APRIL 30, 1999: 26,593,447



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



                                TABLE OF CONTENTS



                                                                                                                  Page
                                                                                                                  ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements ...........................................................................    3

               Condensed Consolidated Balance Sheets at April 3, 1999 and December 31, 1998 ...................    3

               Condensed Consolidated Statements of Operations for the quarter ended April 3, 1999 and
               March 31, 1998 .................................................................................    4

               Condensed Consolidated Statements of Cash Flows for the quarter ended April 3, 1999 and
               March 31, 1998 .................................................................................    5

               Notes to Condensed Consolidated Financial Statements ...........................................    6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations ..........    9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings ..............................................................................   24

Item 2.        Changes in Securities ..........................................................................   24

Item 3.        Defaults upon Senior Securities ................................................................   24

Item 4.        Submission of Matters to a Vote of Security Holders ............................................   24

Item 5.        Other Information ..............................................................................   24

Item 6.        Exhibits and Reports on Form 8-K ...............................................................   24

               SIGNATURES .....................................................................................   27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        DIGITAL GENERATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                     APRIL 3,       DECEMBER 31,
                                                                                      1999             1998
                                                                                    ---------       ------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                  $   8,240        $  13,025
         Accounts receivable, less allowance for doubtful accounts
            of $1,818 in 1999 and $1,895 in 1998                                        9,299            9,995
         Prepaid expenses and other                                                     1,026              933
                                                                                    ---------        ---------
            Total current assets                                                       18,565           23,953
                                                                                    ---------        ---------
PROPERTY AND EQUIPMENT, at cost:
         Network equipment                                                             34,055           33,211
         Office furniture and equipment                                                 3,949            3,730
         Leasehold improvements                                                           563              542
                                                                                    ---------        ---------
                                                                                       38,567           37,483
         Less - Accumulated depreciation and amortization                             (28,009)         (25,738)
                                                                                    ---------        ---------
            Property and equipment, net                                                10,558           11,745
                                                                                    ---------        ---------
GOODWILL AND OTHER ASSETS, net                                                         14,030           14,094
                                                                                    ---------        ---------
TOTAL ASSETS                                                                        $  43,153        $  49,792
                                                                                    =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                           $   3,815        $   3,035
         Accrued liabilities                                                            2,849            4,081
         Line of credit                                                                    --            1,433
         Current portion of long-term debt                                              8,095            8,226
                                                                                    ---------        ---------
            Total current liabilities                                                  14,759           16,775
LONG-TERM DEBT, net of current portion                                                  6,672            9,307

SHAREHOLDERS' EQUITY:
         Convertible preferred stock, no par value --
             Authorized -- 15,000,000
             Outstanding -- none at April 3, 1999 and
                none at December 31, 1998                                                  --               --
         Common stock, no par value --
            Authorized -- 40,000,000 shares
            Outstanding - 26,534,193 shares at April 3, 1999
              and 26,239,520 shares at December 31, 1998                              115,148          114,131
         Receivable from issuance of common stock                                        (369)            (369)
         Accumulated other comprehensive income                                            (5)               9
         Accumulated deficit                                                          (93,052)         (90,061)
                                                                                    ---------        ---------
            Total shareholders' equity                                                 21,722           23,710
                                                                                    ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  43,153        $  49,792
                                                                                    =========        =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTER ENDED APRIL 3, 1999 AND MARCH 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       QUARTER ENDED
                                                  ------------------------
                                                  APRIL 3,        MARCH 31,
                                                    1999            1998
                                                  --------        --------
                                                         (Unaudited)
REVENUES                                          $ 11,460        $  9,874
                                                  --------        --------

COSTS AND EXPENSES:
      Delivery and material costs                    4,539           3,746
      Customer operations                            3,557           3,575
      Sales and marketing                            1,237           1,264
      Research and development                         612             588
      General and administrative                     1,507           1,029
      Depreciation and amortization                  2,464           2,833
                                                  --------        --------
                         Total expenses             13,916          13,035
LOSS FROM OPERATIONS                                (2,456)         (3,161)
OTHER INCOME (EXPENSE):
      Interest income                                   95              69
      Interest expense                                (604)           (711)
      Gain (loss) from foreign exchange                (26)             --
                                                  --------        --------
NET LOSS                                          $ (2,991)       $ (3,803)
                                                  ========        ========



BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                  $  (0.11)       $  (0.31)
                                                  ========        ========


WEIGHTED AVERAGE COMMON SHARES                      26,462          12,176
                                                  ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTER ENDED APRIL 3, 1999 AND MARCH 31, 1998
                                 (IN THOUSANDS)



                                                                                       QUARTER ENDED
                                                                                  -------------------------
                                                                                  APRIL 3,        MARCH 31,
                                                                                    1999            1998
                                                                                  --------        --------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Loss                                                        $ (2,991)       $ (3,803)
                  Adjustments to reconcile net loss to net cash used in
                    operating activities:
                    Depreciation and amortization of property and equipment          2,269           2,506
                    Amortization of goodwill and intangibles                           195             327
                    Foreign currency translation adjustment                            (14)             --
                    Provision for doubtful accounts                                    (77)             38
                    Changes in operating assets and liabilities --
                     Accounts receivable                                               662            (407)
                     Prepaid expenses and other assets                                 (93)           (218)
                     Accounts payable and accrued liabilities                         (441)           (342)
                                                                                  --------        --------

                      Net cash used in operating activities                           (490)         (1,899)
                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchase of short-term investments                                    --          (1,011)
                  Acquisition of property and equipment                             (1,104)           (603)
                                                                                  --------        --------

                      Net cash provided by (used in) investing activities           (1,104)         (1,614)
                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from issuance of common stock                             1,017              83
                  Proceeds from line of credit                                          --           3,201
                  Payments on line of credit                                        (1,433)         (3,969)
                  Proceeds from issuance of long-term debt                              --           1,890
                  Payments on long-term debt                                        (2,713)         (1,942)
                                                                                  --------        --------

                      Net cash provided by (used in) financing activities           (3,129)           (737)
                                                                                  --------        --------

EFFECT OF EXCHANGE RATE CHANGES                                                        (62)             --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (4,785)         (4,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    13,025           7,833
                                                                                  --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  8,240        $  3,583
                                                                                  ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
                  Interest paid                                                   $  1,066        $    714



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        DIGITAL GENERATION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       Effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter will end on July 7, 1999 and third quarter will end on October 2, 1999. Fiscal fourth quarter will continue to end on December 31, 1999.

       The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended April 3, 1999. The results for the three month period ended April 3, 1999 are not necessarily indicative of the results expected for the full fiscal year.


2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

       Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of April 3, 1999 and December 31, 1998, cash and cash equivalents consists principally of U.S. Treasury Bills and various money market accounts; as a result, purchase cost approximates the fair market value.


3.  ACQUISITION

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

     The Company paid $13.5 million in Canadian dollars (approximately US $9.06 million) for DCI. The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $6.2 million has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet as of April 3, 1999, and is being amortized over a twenty year period. The operating results of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998. Amortization expense of $84,000 is included in the consolidated statements of operations for the period ended April 3, 1999.

                        DIGITAL GENERATION SYSTEMS, INC.

PRO FORMA RESULTS

       The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisition of DCI had occurred at the beginning of the fiscal 1998:


                                                                                  QUARTER ENDED
                                                                      --------------------------------------
                                                                       APRIL 3,                    MARCH 31,
                                                                        1999                         1998
                                                                      --------                     ---------
                                                                      (in thousands, except per share data)
       Revenues ..................................                    $ 11,460                     $ 10,607
       Net Loss ..................................                    $ (2,991)                     $(6,062)
       Basic and Diluted Net Loss Per Common Share                    $  (0.11)                    $  (0.50)
       Number of Shares used in Computation ......                      26,462                       12,176

       The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition of DCI been consummated at the beginning of fiscal 1998, nor of future operations of the combined companies under the ownership and management of the Company.

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

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of April 3, 1999, 21% of operating assets are located outside of the United States. The balance sheet information for the Company's Los Angeles segment is maintained as part of the Chicago segment and is impractical to break out separately.

                        DIGITAL GENERATION SYSTEMS, INC.

                                                        FOR THE THREE MONTHS ENDED APRIL 3, 1999
                                ------------------------------------------------------------------------------------------------
                                                                          IN $000'S
                                                                                                                    ADJUSTMENTS &
                                SAN FRANCISCO   NEW YORK      CHICAGO    LOS ANGELES    VANCOUVER     ELIMINATIONS  CONSOLIDATED
                                -------------   --------      -------    -----------    ---------     ------------  ------------
Operating revenue                 $  5,643      $  2,940     $  3,048      $    240      $  1,136      $ (1,547)     $ 11,460

EBITDA*                               (320)          595          307          (290)         (284)           --             8
Operating income (loss)             (1,777)          440         (266)         (366)         (488)           --        (2,456)

Net loss                          $ (2,214)     $    440     $   (325)     $   (366)     $   (526)           --      $ (2,991)

At April 3, 1999
  Identifiable assets               54,879        10,222        7,239            --         9,060       (38,247)       43,153

Total assets                      $ 54,879      $ 10,222     $  7,239      $     --      $  9,060      $(38,247)     $ 43,153


                                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                ------------------------------------------------------------------------------------------------
                                                                          IN $000'S
                                                                                                                    ADJUSTMENTS &
                                SAN FRANCISCO   NEW YORK      CHICAGO    LOS ANGELES    VANCOUVER     ELIMINATIONS  CONSOLIDATED
                                -------------   --------      -------    -----------    ---------     ------------  ------------
Operating revenue                 $  4,212      $  2,541     $  3,221      $    674      $     --      $   (774)     $  9,874

EBITDA*                             (1,026)          466          191            41            --            --          (328)

Operating income (loss)             (2,852)          310         (584)          (35)           --            --        (3,161)

Net loss                          $ (3,364)     $    310     $   (714)     $    (35)     $     --      $     --      $ (3,803)

At March 31, 1998
  Identifiable assets               47,128        10,428       27,376            --            --       (29,117)       55,815

Total assets                      $ 47,128      $ 10,428     $ 27,376      $     --      $     --      $(29,117)     $ 55,815



     *Earnings before interest, taxes, depreciation and amortization.

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


STATEMENTS OF OPERATIONS:

                                                               QUARTER ENDED
                                                           ------------------------
                                                           APRIL 3,       MARCH 31,
                                                            1999            1998
                                                           --------       ---------
 Revenues ........................................          100.0%         100.0%
Costs and Expenses:
    Delivery and material costs ..................           39.6           37.9
    Customer operations ..........................           31.0           36.2
    Sales and marketing ..........................           10.8           12.8
    Research and development .....................            5.3            6.0
    General and administrative ...................           13.2           10.4
    Depreciation and amortization ................           21.5           28.7
                                                            -----          -----
       Total expenses ............................          121.4          132.0
                                                            -----          -----
Loss from operations .............................          (21.4)         (32.0)
Other income (expense):
    Interest income ..............................            0.8            0.7
    Interest expense .............................           (5.3)          (7.2)
    Gain/(loss) from foreign transactions ........           (0.2)          --
                                                            -----          -----
Net loss .........................................          (26.1)%        (38.5)%
                                                            =====          =====

Revenues


                                                              QUARTER ENDED
                                                          -----------------------
                                                          APRIL 3,      MARCH 31,
                                                            1999           1998
                                                          --------      ---------
                                                              (in thousands)
Audio Distribution                                        $ 5,853        $ 3,647
Video Distribution                                          3,937          3,230
Postproduction Services & Other Services                    1,670          2,997
                                                          -------        -------
           Total Revenues                                 $11,460        $ 9,874
                                                          =======        =======

       Revenues were $11,460,000 for the quarter ended April 3, 1999, a 16% increase over $9,874,000 for the quarter ended March 31, 1998,. The increase was due primarily to an increase of 59% in the combined volume of audio and video deliveries. Of the total increase in deliveries in 1999, there was a 238% increase in orders delivered through the DG Systems Network Operating Centers ("NOCs") in San Francisco and Vancouver. The Company believes that the increase in delivery volumes is due to a number of factors, including the increased acceptance of the services offered by the Company, the increased availability of an expanded network of Company equipment located in radio and television stations and the increased market presence resulting from the September 1998 acquisition of DCI.

       Average revenue per audio delivery increased approximately 13% for the quarter ended April 3, 1999, from the quarter ended March 31, 1998. This increase is due primarily to a more uniform pricing structure that has been established among all of its locations as well as a slight increase over the prior year in the percentage of customers using the company's Priority and Express services which guarantee delivery of spots within and one and four hours, respectively.

       Average revenue per video delivery decreased approximately 5% for the quarter ended April 3, 1999 from the quarter ended March 31, 1998. The decrease in average revenue per video delivery is due to a lower demand among many of its video customers who do not require as many of the value added services that the Company offers, as they did in the prior year.

Delivery and Material Costs


                                                               QUARTER ENDED,
                                                            ---------------------
                                                            APRIL 3,     MARCH 31
                                                              1999         1998
                                                            --------     --------
                                                               (in thousands)
Audio Distribution                                           $2,023       $  833
Video Distribution                                            1,787        1,513
Postproduction Services & Other Services                        729        1,400
                                                             ------       ------
           Total Delivery and Material Costs                 $4,539       $3,746
                                                             ======       ======

       Delivery and material costs for the quarter ended April 3, 1999 were $4,539,000 a 21% increase from $3,746,000 for the quarter ended March 31, 1998. The increase in costs is primarily due to the increased delivery volume, as well as a result of the acquisition of DCI. The increased costs include both fees paid to other service providers for charges incurred by the Company for the receipt, transmission and delivery of information via the Company's distribution NOCs. Delivery and materials costs also include costs for video and audio tapes and the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and materials costs include the direct materials and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

       Audio distribution delivery and material costs as a percentage of audio delivery revenues increased to approximately 35% from 23% in the quarter ended April 3, 1999, from March 31, 1998, respectively. This increase is primarily due to the costs that the Company has incurred in its efforts to integrate its network with that of DCI, which it acquired in September 1998.

       Video distribution delivery and material costs as a percentage of video revenues decreased to approximately 45% from 47% in the quarter ended April 3, 1999 from March 31, 1998, respectively. This decrease is due to enhancements to its video delivery system that have allowed the Company to achieve a higher maximum capacity of video deliveries that can be sent through its network.

       Total delivery and material costs as a percentage of revenues increased to 40% from 38% for the quarter ended April 3, 1999, and March 31, 1998, respectively.

       Delivery and material costs related to the other services provided by the Company were 44% and 47% of their associated revenues for the quarter ended April 3, 1999 and March 31, 1998, respectively. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services.

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

Customer Operations

       Customer operations expenses for the quarter ended April 3, 1999 were $3,557,000 a decrease of less than 1% from $3,575,000 for the quarter ended March 31, 1998.

       Customer operations expenses as a percentage of revenues decreased to 31% from 36% in the quarter ended April 3, 1999 and March 31, 1998, respectively. This decrease is primarily due to process improvements in orders processed through the Company's NOC, which serves as the primary support for the digital network. The Company continually attempts to improve process flows in an effort to gain scale efficiencies.

     The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---", "Certain Business Considerations --Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing

       Sales and marketing expenses were $1,237,000 for the quarter ended April 3, 1999, a 2% decrease from $1,264,000 for the quarter ended March 31, 1998. The decrease in sales and marketing expenses is due primarily to the consolidation of the Company's sales and marketing efforts among all of its locations. In addition, sales and marketing expense as a percentage of revenues was reduced to 11% of revenues for the quarter ended April 3, 1999 from 13% of revenues for the quarter ended March 31, 1998.

       The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---", "Certain Business Considerations---Dependence on Emerging Markets."

Research and Development

       Research and development expenses increased 4% to $612,000 for the quarter ended April 3, 1999 from $588,000 for the quarter ended March 31, 1998. The increase reflects the costs incurred for various Year 2000 issues, as well the addition of key personnel to address the future delivery capacity of the Company's network beyond the Year 2000.

       The Company expects that additional research and development spending will be necessary to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.

General and Administrative

       General and administrative expenses for the quarter ended April 3, 1999 were $1,507,000 a 47% increase from $1,029,000 for the quarter ended March 31, 1998. The increase is primarily due to the costs incurred to consolidate and upgrade the Company's order entry, billing, and financial reporting systems and the increase in staff as a result of the acquisition of DCI. General and administrative expenses have increased to 13% of revenues for the quarter ended April 3, 1999 from 10% for the quarter ended March 31, 1998.

Depreciation and Amortization

       Depreciation and amortization expenses decreased 13% to $2,464,000 for the quarter ended April 3, 1999 from $2,833,000 for the quarter ended March 31, 1998. The Company acquired the bulk of its assets prior to December 31, 1996; therefore, beginning in fiscal year 1998, there has been a higher percentage of fixed assets which are reaching or have already reached the end of their depreciable life. The decline of depreciation expense in the first quarter of 1999 reflects this. As of April 3, 1999, the Company's total investment in network equipment has increased 10% to $34.1 million, from $30.9 million at March 31, 1998.

       The Company recorded amortization expense of $195,000 for the quarter ended April 3, 1999, and $327,000 for the quarter ended March 31, 1998. The increase in amortization expense from the acquisition of DCI in September 1998 was offset by the reduction in amortization expense due to the write down of the Mediatech subsidiary's net assets in the quarter ended September 30, 1998.

     The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional DG Video Transmission Systems and Digital Video Playback Systems ("DVPSs") to be built and installed in production studios and television stations. The Company expects depreciation and amortization to fluctuate in proportion to this growth. However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---", "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

Interest Income and Interest Expense

       Interest income increased 38% to $95,000 for the quarter ended April 3, 1999 from $69,000 in the quarter ended March 31, 1998. This increase is primarily the result of an increased level of cash and cash equivalents and short term investments in the first quarter of 1999 over the first quarter of 1998. The Company's initial public offering was completed in February 1996 and since that time the offering's proceeds have been used to fund much of the Company's operating, investing and financing activities. The Company expects that interest income will fluctuate in the future based on the levels of cash used in the Company's operations.

       Interest expense decreased 15% to $604,000 in the quarter ended April 3, 1999 from $711,000 in the quarter ended March 31, 1998. The decrease is due primarily to a decrease in the Company's outstanding debt, particularly its leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has decreased to $ 11.1 million at April 3, 1999 from $14.1 million at March 31, 1998. The Company expects that interest expense will fluctuate in the future based on the levels of borrowing.

Liquidity and Capital Resources

       Net cash used in operating activities decreased to $490,000 in the quarter ended April 3, 1999 from $1.9 million in the quarter ended March 31, 1998.

       The Company made capital additions of $1.1 million during the quarter ended April 3. The capital additions in both periods were a result of the Company's continued expansion of its network. Principal payments on long-term debt were $2,740,000 in the quarter ended April 3, 1999 versus $1,942,000 in the quarter ended March 31, 1998.


       At April 3, 1999, the Company's current sources of liquidity included cash and cash equivalents of $8.2 million. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through fourth quarter 1999.

CERTAIN BUSINESS CONSIDERATIONS

     The Company's business is subject to the following risks in addition to those described elsewhere in this Report.

     History of Losses; Future Operating Results Uncertain. DG Systems was founded in 1991 and has been unprofitable since its inception. The Company expects to continue to generate net losses for much of the next twelve months. As of April 3, 1999, the accumulated deficit was $93.1 million. Although the Company has recently experienced growth, a significant portion of such growth is due to acquisitions. In addition, such growth rates may not be sustainable and such growth rates should not be used as an indication of future sales growth, if any, or as an indication of future operating results. The Company's future success also depends in part on continued reductions in delivery and service costs, particularly its ability to continue to automate order processing and to reduce telecommunications costs. High fixed costs of the company's satellite delivery system and high depreciation expense related to its network equipment contribute heavily to its losses. As a result of the foregoing factors, there can be no assurance that the Company's sales will grow or that the Company's sales will be sustained in future periods. In addition, there can be no assurance that the Company will be able to reduce delivery and service costs, or that it will achieve or sustain profitability in any future period.

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

     In addition, the Company believes that in order to more fully address the needs of potential video delivery customers it will need to continue to enhance ancillary services that typically are provided by dub and ship houses. These ancillary services include physical archiving, closed captioning, modification of slates and format conversions. Such services will need to be provided on a localized basis in each of the major cities in which the Company provide services directly to agencies and advertisers. The Company currently has the capability to provide such services through its facilities in New York, Los Angeles and Chicago. However, it cannot assure that it will be able to successfully contract for and provide these services in each or any major metropolitan area or that it will be able to provide competitive video distribution services in other U.S. markets. Also, although the Company is taking the steps required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, the Company cannot assure that it will achieve such goals and its failure to do so may seriously harm its business, operating results and financial position. In addition, the Company may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both media content unless it can successfully continue to develop and provide video transmission services. The failure to retain such customers could seriously harm its results of operations and financial condition.

     Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within our control, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, claims by stations for lost air-time may nevertheless be asserted in these circumstances and dissatisfied advertisers may refuse to make further deliveries through DG Systems in the event of a significant occurrence of lost deliveries, which would seriously harm its business, financial condition and results of operations. Although the Company maintains insurance against business interruption, such insurance may not be adequate to protect it from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster) which could result in a prolonged interruption of its business. In particular, one of its NOCs is located in the San Francisco Bay area, which has in the past, and may in the future experience significant, destructive seismic activity that could damage or destroy the NOC. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including:

-      Equipment failure;

- Interruption in services by telecommunications and satellite service providers; and

- The inability to maintain our installed base of RSTs, RPTs, CWs, VRTSs and DVPS units that comprise its distribution network.

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

     Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's success will depend, in part, on the technological quality of its products and processes relative to those of its competitors and its ability to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective fashion. Its development efforts have been focused on:

-      Satellite transmission technology;

-      Video compression technology;

-      TV station systems interfaces;

-      Reliability and throughput enhancements to the network; and

-      Increasing its percentage of on-line deliveries.

     The growth of its electronic video delivery services also depends on its ability to obtain reliable and cost-effective satellite delivery capability. Development efforts in satellite transmission technology are oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Development efforts in video compression technology are directed toward integration of emerging broadcast quality compression systems within its existing network, thereby continuing to improve picture quality while maintaining compliance with industry standards. TV station system interface implementation includes various system control protocols and improvements of the system throughput and reliability. The Company has an agreement with Hughes Network Systems, Inc. ("Hughes") which gives us access to Hughes' satellite capacity for electronic delivery of digital audio and video transmissions by that media. The Company has developed and incorporated the software designed to enable the current DVPSs to receive digital satellite transmissions over the Hughes satellite system. However, the Hughes satellite system may not have the capacity to meet its future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. See "Dependence on Certain Suppliers."

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

     Ability to Manage Growth. The Company have recently experienced a period of rapid growth that has resulted in new and increased responsibilities for management personnel and that has placed and continues to place a significant strain on its operating, management and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, if any, it must continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. In particular, the Company believes that to achieve these objectives it must complete the following:

       -      Automation of the customer order entry process;

       - Integration of the delivery fulfillment process into the customer billing system; and

       - Combination of these systems with those of its wholly-owned subsidiaries, PDR Productions, Inc. ("PDR"), Starcom Mediatech, Inc. ("Mediatech") and DCI.

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

     Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, CWs, VRTSs, and DVPS units and to introduce additional services. In addition, it continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. Assuming that the Company does not pursue one or more additional acquisitions funded by internal cash reserves, it anticipates that its existing capital, cash from operations, and funds available under existing term loan and line of credit agreements should be adequate to satisfy its capital requirements until the fourth quarter of 1999. However, the Company cannot assure that it will not require additional capital sooner than currently anticipated or that any such additional funds will be adequate to fund its capital needs, which capital needs depend upon numerous factors, including:

       -      The progress of its product development activities;

       -      The cost of increasing its sales and marketing activities; and

       -      The amount of revenues generated from operations.

None of the foregoing factors can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it pursues one or more such acquisitions. Furthermore, it can not assure that either additional financing will be available to it, or if it is available, that such additional financing will be available on acceptable terms. The Company's inability to obtain financing for such acquisitions on acceptable terms may prevent it from completing advantageous acquisitions and consequently could seriously harm its prospects and future rates of growth. Its inability to obtain additional funding for continuing operations or an acquisition would seriously harm its business, financial condition and results of operations. Consequently, it could be required:

       -      To significantly reduce or suspend its operations;

       -      To seek a merger partner; or

       - To sell additional securities on terms that are highly dilutive to its existing investors.

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

     Uncertainties Relating to Integration of Operations. The Company effected the recent acquisitions of PDR, Mediatech, and DCI, with the expectation that such strategic acquisitions would result in enhanced efficiencies for the combined company. To date the Company has not fully completed the integration of PDR, Mediatech or DCI with DG Systems. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of the organizations and businesses of PDR, Mediatech and DCI with those of DG Systems is achieved in an efficient, effective and timely manner. However, the Company cannot assure that such integration will occur. The successful integration and expansion of its business following its acquisition of PDR, Mediatech and DCI requires communication and cooperation among the senior executives and key technical personnel of DG Systems, PDR, Mediatech and DCI. Given the inherent difficulties involved in completing a business combination, the Company cannot assure that such cooperation will occur or that the integration of the respective organizations will be successful and will not result in disruptions in one or more sectors of its business. The failure to effectively accomplish the integration of the operations of PDR, Mediatech and DCI with those of DG Systems could seriously harm its results of operations and financial condition. In addition, the Company cannot assure that all of its current and potential customers will favorably view its services as offered through PDR, Mediatech and DCI or that it will realize any of the other anticipated benefits of the acquisitions. Moreover, as a result of these acquisitions, certain of its customers may perceive PDR, Mediatech or DCI to be a competitor, and this could affect such customers' willingness to do business with the Company in the future. The loss of significant customers would seriously harm its results of operations and financial condition.

     Dependence on Radio Advertising. Prior to its acquisitions of PDR and Mediatech, its revenues were derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. The Company expects the delivery of such services to continue to account for a significant portion of its revenues for some time. A decline in demand for, or average selling prices of, its radio advertising delivery services for any of the following reasons, or otherwise, would seriously harm its business, financial condition and results of operations:

       -      Competition from new advertising media;

       -      New product introductions or price competition from competitors;

       - A shift in purchases by customers away from its premium services, such as DG Priority or Rush and DG Express or Same Day; and

       -      A change in the technology used to deliver such services.

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

     Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for us to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than it has. In September 1998, the Company acquired substantially all of the assets of DCI, a supplier of electronic distribution and communications services for the radio broadcast industry in the United States and Canada. This acquisition has resulted in:

       -      Expansion of its customer base;

       - An increase in the number of radio stations included in its network; and

       - An improvement in its ability to provide a point to point delivery service between the radio stations and groups.

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

     Other Risks Associated with Nasdaq National Market Listing Qualification. The holders of the registered Common Stock of DG Systems currently enjoy a substantial benefit in terms of liquidity by having such Common Stock listed on the Nasdaq National Market trading system. This benefit would be lost if the Company were to be delisted from the Nasdaq National Market. On November 25, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that, on the basis of its Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, its net tangible assets had fallen below the level required for continued inclusion of its Common Stock on the Nasdaq National Market trading system. On December 10, 1998, it submitted information to Nasdaq that it had raised approximately $11 million and, therefore, believed that it was once again in compliance with all of the requirements for continued listing on the Nasdaq National Market.

     Nasdaq subsequently requested additional information regarding its August 1998 and December 1998 financing activities as well as its acquisition of substantially all of the assets of DCI in order to ascertain its compliance with applicable corporate governance rules. On December 17, 1998, the Company submitted additional information to Nasdaq in response to this request. While the Company believes it is currently in compliance with Nasdaq's continued listing requirements and corporate governance rules, it cannot assure that Nasdaq will make such a finding or that it will be able to continue to have its Common Stock listed on the Nasdaq National Market or similar public securities exchange.

     Year 2000 Readiness Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than nine months, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with the Year 2000 coding problem. To identify potential issues, the Company utilized a third party consulting firm to assess the Year 2000 risk regarding the level of dependence and the exposure of various internal and external systems and related applications upon which the Company may be dependent. With the completion of this third party assessment the Company has developed a formal project plan.

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

     Costs: The Company currently does not anticipate that the direct resource requirements or expenses of the Company related to resolving Year 2000 issues will have a significant adverse effect on its operating results or financial position. To date, the Company has incurred approximately $800,000 in Year 2000 readiness related expenses, and estimates that total Year 2000 related expenses will be approximately $2 million.

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

     Potential Fluctuations in Quarterly Results; Seasonality . The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

       -      Volume of advertising in response to seasonal buying patterns;

       -      Timing of introductions of new products and services;

       -      Increased competition;

       -      Timing of its promotional efforts; and

       -      General economic factors.

For example, the Company has historically experienced lower sales in the first quarter and higher sales in the fourth quarter due to increased customer advertising volumes for the Christmas selling season. As a result, it believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of its future performance. In any single period, its revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In particular, its operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and its relatively higher prices for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery and tended to reduce relative delivery costs. Its expense levels are based, in part, on its expectations of future sales levels. If sales levels are below expectations, operating results are likely to be seriously harmed. In addition, the Company has historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting sales and operating results. Fluctuations in sales due to seasonality may become more pronounced as its sales growth rate slows. Due to the unique nature of its products and services, it believes that it will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.

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


     Concentration of Stock Ownership; Antitakeover Provisions. The present executive officers and directors of DG Systems and its respective affiliates own approximately 46% of its Common Stock. As a result, these shareholders will be able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of DG Systems. Furthermore, certain provisions of its Amended and Restated Articles of Incorporation and Bylaws, and of California law, could have the effect of delaying, deferring or preventing a change in control of DG Systems.

     Preferential Rights of Preferred Stock . DG Systems presently has 15,000,000 shares of Preferred Stock authorized. On August 12, 1998, the holders of 4,950,495 shares of Series A Convertible Preferred Stock, constituting all of the outstanding shares of the Series A Convertible Preferred Stock, elected to convert such shares into shares of its Common Stock. Accordingly, pursuant to its Articles of Incorporation, the Board of Directors has the authority to issue up to 10,049,505 additional shares of Preferred Stock and may divide such 10,049,505 remaining authorized shares of Preferred Stock into any number of series, to fix the number of shares of any such series and to determine the rights, preferences, privileges and restrictions granted to or imposed upon, any such series.

     Registration Rights. In connection with the August and December 1998 private placements of shares of its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company agreed to prepare and file a Registration Statement on Form S-3 (the "Registration Statement"), with the Security and Exchange Commission for the purposes of registering the resale of such shares and to list such shares on the Nasdaq National Market. Certain other holders of its Common Stock, including former holders of its Series A Convertible Preferred Stock, previously have been granted demand and piggy-back registration rights, such that such holders were entitled to include their shares in this registration process and any such subsequent registration process. The Registration Statement, effective as of February 12, 1999, registered 15,214,220 shares of its Common Stock. The Company has agreed to use commercially reasonable efforts to keep the Registration Statement effective for the lesser of until the date as to which all such shares of Common Stock may be sold by the holders thereof without registration in a single transaction pursuant to Rule 144(k) under the Act or until all such shares have been sold. In addition, in connection with the December 9, 1998 issuance of warrants to purchase its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company granted the holders of such warrants demand registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants.

     Following the completion of such registration on Form S-3, the additional 15,214,220,shares of DG Systems' Common Stock registered thereunder became freely tradable in the public market, subject to volume limitations applicable to affiliates of DG Systems. Sales of a substantial number of additional shares in the public market could seriously harm the market price of DG System's Common Stock and could impair its future ability to raise capital through the sale of its equity securities.

     Expansion into International Markets. Although the Company's long-term plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations. Telecommunications standards in foreign countries differ from those in the United States and may require us to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and to comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require its products and services to be redesigned, causing product and service delivery delays that could seriously harm its operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships. However, the Company cannot assure that its products and services will achieve market acceptance in foreign countries. Its inability to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could seriously harm its business, operating results and financial condition. Furthermore, international business is subject to a number of country-specific risks and circumstances, including

       -      Different tax laws;

       -      Difficulties in expatriating profits;

       -      Currency exchange rate fluctuations; and

       -      The complexities of administering business abroad.

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

     Possible Volatility of Share Price. The trading prices of its Common Stock may be subject to wide fluctuations in response to a number of factors, including:

       -      Variations in operating results;

       -      Changes in earnings estimates by securities analysts;

       - Announcements of extraordinary events such as litigation or acquisitions;

       - Announcements of technological innovations or new products or services by DG Systems or its competitors; and

       -      General economic, political and market conditions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On February 6, 1999, City National Bank filed a lawsuit against Starcom Television Services, Inc. ("Starcom Television"), a predecessor in interest of the Company's Mediatech subsidiary, Gary J. Worth, a former officer of Starcom Television, and certain other parties in Superior Court of California for the County of Los Angeles. The lawsuit alleges causes of action for breaches of a certain September 1993 Assumption Agreement whereby Starcom Television allegedly agreed to assume certain monetary obligations of Program Entertainment Group, Inc. to City National Bank. City National Bank is seeking monetary damages plus interest and recovery of certain collateral. These claims arose prior to the Company's acquisition of Mediatech. The Company believes it has several material defenses to these claims as well as claims for indemnity against certain of the co-defendants and other third parties. In the event that the Company's defenses are unsuccessful, the Company may be required to pay damages and deliver collateral to City National Bank, and such a judgement could seriously harm the Company's business, financial condition and results of operations.

           In addition, the Company may from time to time become involved in litigation proceedings incidental to the conduct of its business. Other than as set forth above, the Company does not believe that any such proceedings presently pending will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

As mentioned in the Notes to the Consolidated Financial Statements, effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter will end on July 7, 1999 and third quarter will end on October 2, 1999. Fiscal fourth quarter will continue to end on December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NUMBER                              EXHIBIT TITLE
     --------------                              -------------
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

       10.4(b)           Form of Restricted Stock Agreement.

       10.5.1(c)         Content Delivery Agreement between the Company and
                         Hughes Network Systems, Inc., dated November 28, 1995.

       10.5.2(c)         Equipment Reseller Agreement between the Company and
                         Hughes Network Systems, Inc., dated November 28, 1995.

       10.6(b)           Amendment to Warrant Agreement between the Company and
                         Comdisco, Inc., dated January 31, 1996.

       10.7(j)           Special Customer Agreement between the Company and MCI
                         Telecommunications Corporation, dated May 5, 1997.

     EXHIBIT NUMBER                              EXHIBIT TITLE
     --------------                              -------------
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

       10.31(k)          Loan Agreement dated as of December 1, 1997 between
                         Digital Generation Systems, Inc. as Borrower, and
                         Venture Lending and Leasing, Inc. as Lender and exhibits thereto.

       10.32(q)          First Amendment to Loan Agreement dated as of January
                         28, 1997 between Digital Generation Systems, Inc. as
                         Borrower, and Venture Lending and Leasing, Inc. as
                         Lender and exhibits thereto.

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

       10.35(n) Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.

       10.36(p)          Amendment and Restatement No. 5 of the Registration
                         Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its securityholders.

       10.37(p) Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders

       10.38(p) Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders.

       10.39(q)          Common Stock and Warrant Purchase Agreement dated
                         December 9, 1998 by and among the registrant and investors listed in Schedule A thereto.

     EXHIBIT NUMBER                              EXHIBIT TITLE
     --------------                              -------------
       10.40(q)          Common Stock Subscription Agreement dated December 9,
                         1998 by and among the Registrant and Scott Ginsburg.

       10.41(q) Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

       10.42(q)          Warrant No. 1 to Purchase Common Stock dated December
                         9, 1998 by and among Registrant and Scott K. Ginsburg.

       10.43(q)          Warrant No. 2 to Purchase Common Stock dated December
                         9, 1998 by and among Registrant and Scott K. Ginsburg

       27(q)             Financial Data Schedule.



----------------


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

(q) Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Report on Form 10-K filed on March 31, 1999.


(b)  REPORTS ON FORM 8-K.

           Not Applicable.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DIGITAL GENERATION SYSTEMS, INC.



Dated:  May 18, 1998                       BY: /S/ PAUL W. EMERY, II
                                               --------------------------------
                                               PAUL W. EMERY, II
                                               VICE PRESIDENT & CHIEF FINANCIAL
                                               OFFICER (PRINCIPAL FINANCIAL AND
                                               CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX



     EXHIBIT NUMBER                              EXHIBIT TITLE
     --------------                              -------------
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

       10.31(k)          Loan Agreement dated as of December 1, 1997 between
                         Digital Generation Systems, Inc. as Borrower, and
                         Venture Lending and Leasing, Inc. as Lender and exhibits thereto.

       10.32(q)          First Amendment to Loan Agreement dated as of January
                         28, 1997 between Digital Generation Systems, Inc. as
                         Borrower, and Venture Lending and Leasing, Inc. as
                         Lender and exhibits thereto.

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

       10.35(n) Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.

       10.36(p)          Amendment and Restatement No. 5 of the Registration
                         Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its securityholders.

       10.37(p) Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders

       10.38(p) Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders.

       10.39(q)          Common Stock and Warrant Purchase Agreement dated
                         December 9, 1998 by and among the registrant and investors listed in Schedule A thereto.

     EXHIBIT NUMBER                              EXHIBIT TITLE
     --------------                              -------------
       10.40(q)          Common Stock Subscription Agreement dated December 9,
                         1998 by and among the Registrant and Scott Ginsburg.

       10.41(q) Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

       10.42(q)          Warrant No. 1 to Purchase Common Stock dated December
                         9, 1998 by and among Registrant and Scott K. Ginsburg.

       10.43(q)          Warrant No. 2 to Purchase Common Stock dated December
                         9, 1998 by and among Registrant and Scott K. Ginsburg

       27(q)             Financial Data Schedule.



----------------


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

(q) Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Report on Form 10-K filed on March 31, 1999.