Form 10-Q
period 1999-07-03
DIGITAL GENERATION SYSTEMS INC
filed 1999-08-17
CIK 934448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -----------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

                                       or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

Number of shares of registrant's Common Stock, without par value, outstanding as of July 31, 1999: 26,629,746

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Report on form 10-K filed on March 31, 1999, as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission filings.


                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                                                Page
                                                                                                                               ----

Item 1.   Financial Statements...............................................................................................    3

          Condensed Consolidated Balance Sheets at July 3, 1999 and December 31, 1998........................................    3

          Condensed Consolidated Statements of Operations for the three and six months ended July 3, 1999 and
            June 30, 1998, respectively .....................................................................................    4

          Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 1999 and June 30, 1998 ...........    5

          Notes to Condensed Consolidated Financial Statements...............................................................    6

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................................   14

Item 2.   Changes in Securities..............................................................................................   14

Item 3.   Defaults upon Senior Securities....................................................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders................................................................   14

Item 5.   Other Information..................................................................................................   14

Item 6.   Exhibits and Reports on Form 8-K...................................................................................   14

          SIGNATURES.........................................................................................................   17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DIGITAL GENERATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                      July 3,                          December 31,
                                                                       1999                               1998
                                                                     --------                          -----------
                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $  6,387                            $  13,025
         Accounts receivable, less allowance for doubtful
          accounts of $1,286 in 1999 and $1,895 in 1998                  9,922                                9,995
         Prepaid expenses and other                                      1,015                                  933
                                                                      --------                             --------
                        Total current assets                            17,324                               23,953
                                                                      --------                             --------
PROPERTY AND EQUIPMENT, at cost:
         Network equipment                                              35,184                               33,211
         Office furniture and equipment                                  4,102                                3,730
         Leasehold improvements                                            735                                  542
                                                                      --------                             --------
                                                                        40,021                               37,483
         Less -- Accumulated depreciation and amortization             (30,224)                             (25,738)
                                                                      --------                             --------
                        Property and equipment, net                      9,797                               11,745
                                                                      --------                             --------
GOODWILL AND OTHER ASSETS, net                                          14,117                               14,094
                                                                      --------                             --------
TOTAL ASSETS                                                          $ 41,238                             $ 49,792
                                                                      ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                             $  3,854                             $  3,035
         Accrued liabilities                                             4,010                                4,081
         Line of credit                                                  1,175                                1,433
         Current portion of long-term debt                               7,598                                8,226
                                                                      --------                             --------
                        Total current liabilities                       16,637                               16,775

LONG-TERM DEBT, net of current portion                                   5,333                                9,307

SHAREHOLDERS' EQUITY:
         Convertible preferred stock, no par value --
             Authorized -- 15,000,000
             Outstanding -- none at July 3, 1999 and
             none at December 31, 1998                                      --                                   --
         Common stock, no par value --
             Authorized -- 40,000,000 shares
             Outstanding -- 26,613,664 shares at July 3, 1999
             and 26,239,520 shares at December 31, 1998                115,375                              114,131
         Receivable from issuance of common stock                         (369)                                (369)
         Accumulated other comprehensive income                             15                                    9
         Accumulated deficit                                           (95,753)                             (90,061)
                                                                      --------                             --------
                        Total shareholders' equity                      19,268                               23,710
                                                                      --------                             --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $ 41,238                             $ 49,792
                                                                      ========                             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

               CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended July 3, 1999 and June 30, 1998
                   (in thousands, except per share amounts)

                                                     Three Months Ended             Six Months Ended
                                                    July 3,      June 30,         July 3,      June 30,
                                                      1999         1998             1999         1998
                                                    ---------------------         ---------------------
                                                        (Unaudited)                   (Unaudited)
REVENUES                                            $12,120       $10,097         $23,580       $19,971
                                                    -------       -------         -------       -------
COSTS AND EXPENSES:
      Delivery and material cost                      4,769         3,666           9,308         7,412
      Customer operations                             3,971         3,468           7,528         7,043
      Sales and marketing                             1,414         1,235           2,651         2,499
      Research and development                          680           601           1,292         1,189
      General and administrative                      1,102         1,015           2,609         2,044
      Depreciation and amortization                   2,435         2,880           4,925         5,713
                                                    -------       -------         -------       -------
            Total expenses                           14,371        12,865          28,313        25,900
                                                    -------       -------         -------       -------
LOSS FROM OPERATIONS                                 (2,251)       (2,768)         (4,733)       (5,929)
                                                    -------       -------         -------       -------
OTHER INCOME (EXPENSE)
      Interest income                                    58            45             153           114
      Interest expense                                 (508)         (696)         (1,112)       (1,407)
                                                    -------       -------         -------       -------
NET LOSS                                            $(2,701)      $(3,419)        $(5,692)      $(7,222)
                                                    =======       =======         =======       =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE         $ (0.10)      $ (0.28)        $ (0.21)      $ (0.59)
                                                    =======       =======         =======       =======

WEIGHTED AVERAGE COMMON SHARES                       26,591        12,216          26,490        12,196
                                                    =======       =======         =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended July 3, 1999 and June 30, 1998
                                (in thousands)

                                                                                      Six Months Ended
                                                                                 July 3,             June 30,
                                                                                  1999                 1998
                                                                                 -------             --------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(5,692)             $(7,222)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization of property and equipment                  4,486                5,059
         Amortization of goodwill and intangibles                                   387                  654
         Foreign currency translation adjustment                                      6                   --
         Provision for doubtful accounts                                            170                   83
         Changes in operating assets and liabilities --
            Accounts receivable                                                    (244)                (713)
            Prepaid expenses and other assets                                      (306)                 (51)
            Accounts payable and accrued liabilities                                790               (1,033)
                                                                                -------              -------
              Net cash used in operating activities                                (403)              (3,223)
                                                                                -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                               --               (2,003)
    Maturities of short-term investments                                             --                3,000
    Acquisition of property and equipment                                        (2,589)                (874)
                                                                                -------              -------
              Net cash provided by (used in) investing activities                (2,589)                 123
                                                                                -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                        1,244                   85
    Proceeds from line of credit                                                  1,148                6,985
    Payments on line of credit                                                   (1,406)              (8,147)
    Proceeds from issuance of long-term debt                                         --                4,465
    Payments on long-term debt                                                   (4,602)              (3,933)
                                                                                -------              -------
              Net cash provided by (used in) financing activities                (3,616)                (545)
                                                                                -------              -------

EFFECT OF EXCHANGE RATE CHANGES                                                     (30)                  --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (6,638)              (3,645)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 13,025                7,833
                                                                                -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 6,387              $ 4,188
                                                                                =======              =======
SUPPLEMENTAL CASH FLOW INFORMATION
              Interest paid                                                       1,391              $ 1,305

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

    Effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter ended on July 3, 1999 and third quarter will end on October 2, 1999. Fiscal fourth quarter will continue to end on December 31, 1999.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended July 3, 1999. The results for the three and six month periods ended July 3, 1999 are not necessarily indicative of the results expected for the full fiscal year.

    Certain reclassifications were made to the previous 1998 condensed consolidated financial statements to conform to the 1999 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations, or cash flows.


2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of July 3, 1999 and December 31, 1998, cash and cash equivalents consists principally of U.S. Treasury Bills and various money market accounts; as a result, purchase cost approximates the fair market value.


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

    The Company paid $13.5 million in Canadian dollars (approximately US $9.06 million) for DCI. The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $6.2 million has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet as of July 3, 1999, and is being amortized over a twenty year period. The operating results of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998. Amortization expense of $81,000 and $165,000 is included in the consolidated statements of operations for the three and six months periods ended July 3, 1999, respectively.

                        DIGITAL GENERATION SYSTEMS, INC.

Pro forma Results

   The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisition of DCI had occurred at the beginning of the fiscal 1998:

                                                        Three  Months  Ended                         Six  Months  Ended
                                                      July 3,         June 30,                   July 3,           June 30,
                                                  -------------------------------           -----------------------------------
                                                       1999             1998                      1999               1998
                                                  ---------------  ---------------          -----------------  -----------------
                                                                      (In thousands , except per share data)

Revenues........................................         $12,120          $11,303                    $23,580           $ 22,613
Net Loss........................................          (2,701)          (5,374)                    (5,692)           (13,279)
Basic and Diluted Net Loss per Common Share.....         $ (0.10)         $ (0.44)                   $ (0.21)          $  (1.09)
Number of Shares used in Computation............          26,591           12,216                     26,527             12,196

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

   The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of July 3, 1999, 5% of operating assets are located outside of the United States. The balance sheet information for the Company's Los Angeles segment is maintained as part of the Chicago segment and is impractical to break out separately.

                                               For the Three Months Ended July 3, 1999
                                                             In $000's
                      -------------------------------------------------------------------------------------------
                                                                                     Adjustments &
                      San Francisco    New York  Chicago   Los Angeles   Vancouver    Eliminations   Consolidated
                      -------------    --------  -------   -----------   ---------   --------------  ------------
Revenue                     $ 6,373      $2,961   $3,125         $ 532      $1,361        $ (2,232)       $12,120

Net loss                    $(2,078)     $  358   $ (452)        $(173)     $ (356)             --        $(2,701)

Total identifiable
  assets                    $53,763      $9,938   $6,695         $  --      $9,089        $(38,247)       $41,238

                        DIGITAL GENERATION SYSTEMS, INC.

                                               For the Three Months Ended June 30, 1998
                                                             In $000's
                      -------------------------------------------------------------------------------------------
                                                                                     Adjustments &
                      San Francisco    New York  Chicago   Los Angeles   Vancouver    Eliminations   Consolidated
                      -------------    --------  -------   -----------   ---------   --------------  ------------
Revenue                   $ 5,015      $ 2,473   $ 2,954          $676     $  --         $ (1,021)       $10,097

Net loss                   (2,993)         343      (752)          (17)       --               --         (3,419)

Total identifiable
  assets                  $44,770      $10,208   $26,046          $ --     $  --         $(29,116)       $51,908


                                                For the Six Months Ended July 3, 1999
                                                             In $000's
                      -------------------------------------------------------------------------------------------
                                                                                     Adjustments &
                      San Francisco    New York  Chicago   Los Angeles   Vancouver    Eliminations   Consolidated
                      -------------    --------  -------   -----------   ---------   --------------  ------------
Revenue                   $12,016      $5,901   $6,173         $ 772      $1,497        $ (3,779)       $23,580

Net loss                   (4,292)        798     (777)         (539)       (882)             --         (5,692)

Total identifiable
  assets                  $53,763      $9,938   $6,695         $  --      $9,089        $(38,247)       $41,238

                                                For the Six Months Ended June 30, 1998
                                                             In $000's
                      -------------------------------------------------------------------------------------------
                                                                                     Adjustments &
                      San Francisco    New York  Chicago   Los Angeles   Vancouver    Eliminations   Consolidated
                      -------------    --------  -------   -----------   ---------   --------------  ------------
Revenue                   $ 9,227      $ 5,014   $ 6,175        $1,350     $  --         $ (1,795)       $19,971

Net loss                   (6,357)         653    (1,466)          (52)       --               --         (7,222)

Total identifiable
  assets                  $44,770      $10,208   $26,046        $   --     $  --         $(29,116)       $51,908

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


Revenues

   Revenues were $12,120,000 for the three months ended July 3, 1999, a 20% increase from $10,097,000 for the three months ended June 30, 1998, and revenues for the six months ended July 3, 1999 were $23,580,000, an 18% increase from $19,971,000 for the six months ended June 30, 1998.

   Revenues increased primarily due to the acquisition of DCI in September 1998. This acquisition accounted for a substantial potion of the increased combined revenue for the three months ended July 3, 1999 over the same period in 1998.
In addition to the acquisition, the Company believes that the increase in delivery volumes is due to a number of other factors, including the increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio and television stations.


Delivery and Material Costs

   Delivery and material costs were $4,769,000 for the three months ended July 3, 1999, a 30% increase from the $3,666,000 for the three months ended June 30, 1998. Delivery and materials costs were $9,308,000 for the six months ended July 3, 1999, a 26% increase from the $7,412,000 for the six months ended June 30, 1998. The increase in costs in each period versus the same period of the prior year is primarily due to the increased delivery volume, as well as a result of the acquisition of DCI. The increased costs include fees paid to other service providers for charges incurred by the Company for the receipt, transmission and delivery of information via the Company's distribution NOCs. Delivery and materials costs also include costs for video and audio tapes and the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and materials costs include the direct materials and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

   Delivery and material costs related to the other services provided by the Company were 36% and 40% of their associated revenue for the three and six months ended July 3, 1999, and 39% and 43% of the associated revenues for the three and six months ended June 30, 1998, respectively. The direct costs as a percentage of revenues associated with these services vary widely based on the numerous services performed and the rates negotiated with the customers using these services. In general, the direct costs of corporate duplication and satellite services have higher costs as a percentage of revenues than the Company's audio and video distribution services.

   Total delivery and material costs as a percentage of revenues increased to 39% of revenues from 36% of revenues in the three months ended July 3, 1999 and June 30, 1998, respectively; and increased to 39% of revenues from 37% of revenues in the six months ended July 3, 1999 and June 30, 1998, respectively.

   The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales price and scale economies as video deliveries increase in volume.

Customer Operations

   Customer operations expenses were $3,971,000 and $3,468,000 for the quarters ended July 3, 1999 and June 30, 1998, respectively, and $7,528,000 and $7,043,000 for the six months ended July 3, 1999 and June 30, 1998, respectively. These increases are primarily due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries.

   Customer operations expenses as a percentage of revenues decreased to 33% from 34% of revenues in the quarters ended July 3, 1999 and June 30, 1998, respectively; and decreased to 32% of revenues from 35% of revenues in the six months ended July 3, 1999 and June 30, 1998, respectively. This decrease is primarily due to process improvements in orders processed through the Company's NOC, which serves as the primary support for the digital network. The Company continually attempts to improve process flows in an effort to gain scale efficiencies.

  The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations.


Sales and Marketing

   Sales and marketing expenses were $1,414,000 for the three months ended July 3, 1999, a 14% increase from $1,235,000 for the quarter ended June 30, 1998, and increased 6% to $2,651,000 from $2,499,000 in the six months ended July 3, 1999 and June 30, 1998, respectively. Sales and marketing expense increased in the three and six months ended July 3, 1999 from the same periods ended June 30, 1998 primarily due to the consolidation of the sales and marketing departments of DCI with that of the Company's.

   The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods.


Research and Development

   Research and development expenses increased 13% to $680,000 for the quarter ended July 3, 1999 from $601,000 for the quarter ended June 30, 1998, and increased 9% to $1,292,000 from $1,189,000 for the six months ended July 3, 1999 and June 30, 1998 respectively. The increase reflects the costs incurred for various Year 2000 compliance issues, as well the addition of key personnel to address the future delivery capacity of the Company's network.

   The Company expects that additional research and development spending will be necessary to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.


General and Administrative

   General and administrative expenses increased 9% to $1,102,000 for the quarter ended July 3, 1999, from $1,015,000 for the quarter ended June 30, 1998; and increased 28% to $2,609,000 from $2,044,000 in the six months ended June 30, 1998. The increase is primarily due to the costs incurred to consolidate and upgrade the Company's order entry, billing, and financial reporting systems and
the increase in staff as a result of the acquisition of DCI.   General and
administrative expenses have decreased to 9% and 11% of revenues for the quarter and six months ended July 3, 1999 from 10% for both the quarter and six months ended June 30, 1998.

Depreciation and Amortization

   Depreciation and amortization expenses decreased 17% to $2,402,000 in the quarter ended July 3, 1999 from $2,880,000 in the quarter ended June 30, 1998; and decreased 15% to $4,866,000 for the six months ended July 3, 1999 from $5,713,000 for the six months ended June 30, 1998. The Company acquired the bulk of its assets prior to December 31, 1996; therefore, beginning in fiscal year 1998, there has been a higher percentage of fixed assets which are reaching or have already reached the end of their depreciable life. The decline of depreciation expense in the first and second quarter of 1999 reflects this. As of July 3, 1999, the Company's total investment in network equipment has increased 13% to $35.2 million, from $31.1 million at June 30, 1998.

   The Company recorded amortization expense of $192,000 and $387,000 for the quarter and the six months ended July 3, 1999, and $327,000 and $653,000 for the quarter and six months ended June 30, 1998, respectively. The increase in amortization expense from the acquisition of DCI in September 1998 was offset by the reduction in amortization expense due to the write down of the Mediatech subsidiary's net assets in the quarter ended September 30, 1998.

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


Interest Income and Interest Expense

   Interest income increased 29% to $58,000 in the quarter ended July 3, 1999 from $45,000 for the quarter ended June 30, 1998 and increased 34% to $153,000 for the six months ended July 3, 1999, from $114,000 in the six months ended June 30, 1998. This increase is primarily the result of an increased level of cash and cash equivalents and short term investments in the first quarter and six months of 1999 over the first quarter and first six months of 1998. The Company expects that interest income will fluctuate in the future based on the levels of cash used in the Company's operations.

   Interest expense decreased 27% to $509,000 for the quarter ended July 3, 1999, from $696,000 in the quarter ended June 30, 1998 and decreased 21% to $1,113,000 for the six months ended July 3, 1999, from $1,407,000 for the six months ended June 30, 1998. The decrease is due primarily to a decrease in the Company's outstanding debt, particularly its leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has decreased to $9.6 million at July 3, 1999 from $14.9 million at June 30, 1998. The Company expects that interest expense will fluctuate in the future based on the levels of borrowing.


Liquidity and Capital Resources

   Net cash used in operating activities decreased to $0.4 million in the six months ended July 3, 1999 from $3.2 million in the six months ended June 30, 1998.

   The Company made capital additions of $2.6 million during the six months ended July 3, 1999 versus $0.9 million in the six months ended June 30, 1998. The capital additions in both periods were a result of the Company's continued expansion of its network. Principal payments on long-term debt were $4.6 million for the six months ended July 3, 1999 versus $3.9 million for the six months ended June 30, 1998.

   At July 3, 1999, the Company's current sources of liquidity included cash and
cash equivalents of $6.4 million.   Based on management's current plans and
forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through the foreseeable future.

Year 2000 Compliance

  Year 2000 Readiness Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than six months, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with the Year 2000 coding problem. To identify potential issues, the Company utilized a third party consulting firm to assess the Year 2000 risk regarding the level of dependence and the exposure of various internal and external systems and related applications upon which the Company may be dependent. With the completion of this third party assessment the Company has developed a formal project plan.

  The Company has completed a preliminary assessment of the components and applications of its network and has determined that a number of these components are Year 2000 compliant. The Company has a formal comprehensive project plan in place and is currently taking the steps it believes are necessary to make the remainder of the network and related applications, as well as the other systems utilized by the Company, Year 2000 compliant. The Company's project plan consists of five major phases: Awareness, Assessment, Detailed Analysis and Preliminary Testing, System Conversion and Testing, and Implementation. The above mentioned phases include education, a complete company wide inventory assessment, testing and correction of all non-compliant systems. Each piece of equipment or system identified by the Company will go through all five phases and will be completed at different times throughout the year. The Company's goal is to reach total Year 2000 compliance of all systems and equipment, technical and non-technical, by November 1999. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem. The Company is in the development stage of contingency planning and, at this time, has not completed its contingency plan.

  Awareness: The Company believes that awareness of the Year 2000 problem is critical to its business and employees. Therefore, the Company has chosen several means of communicating the Year 2000 problem to each sector of its business. These include, but are not limited to, executive staff meetings, team meetings, E-mail notices, Website updates, and communication by US Mail to customers and vendors.

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

  Detailed Analysis & Preliminary Testing: The Company has completed preliminary testing and analysis on most mission critical systems. Remote testing of offsite systems hardware began in April. All offsite systems are expected to be Year 2000 compliant by the fourth quarter of 1999. The Company's financial systems are currently being upgraded. A detailed analysis and preliminary testing of each remaining system has been performed.

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

  Implementation: The Company will implement new or upgraded software as needed to minimize disruption from Year 2000. All systems compliance information will be documented and a contingency plan for each system or service is scheduled to be in place by November of 1999.

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

  The Company believes that the purchasing pattern of its current and potential customers may be affected by the Year 2000 problem in a variety of ways. For example, as the Year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical dub and ship operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after Year 2000 and beyond. If any current customers of the Company shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations will be adversely affected, and if any potential customers elect not to utilize the Company's delivery services for any period of time on the basis of Year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to Year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without Year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could result in a loss of revenues which would have a material adverse effect on the Company's business, financial condition and results of operations. At this time, the Company is developing detailed contingency plans for the possibility of significant disruption due to Year 2000 issues. Preliminary discussions have been held but completion of the development of such a contingency plan will be dependent upon the findings and resulting actions taken based on the risk assessment studies discussed above.

  Costs: The Company currently does not anticipate that the direct resource requirements or expenses of the Company related to resolving Year 2000 issues will have a significant adverse effect on its operating results or financial position. To date, the Company has incurred approximately $900,000 in Year 2000 readiness related costs, and estimates that total Year 2000 related costs will be approximately $1.9 million.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On February 6, 1999, City National Bank filed a lawsuit against Starcom Television Services, Inc. ("Starcom Television"), a predecessor in interest of the Company's Mediatech subsidiary, Gary J. Worth, a former officer of Starcom Television, and certain other parties in Superior Court of California for the County of Los Angeles. The lawsuit alleges causes of action for breaches of a certain September 1993 Assumption Agreement whereby Starcom Television allegedly agreed to assume certain monetary obligations of Program Entertainment Group, Inc. to City National Bank. City National Bank is seeking monetary damages plus interest and recovery of certain collateral. These claims arose prior to the Company's acquisition of Mediatech. The Company believes it has several material defenses to these claims as well as claims for indemnity against certain of the co-defendants and other third parties. In the event that the Company's defenses are unsuccessful, the Company may be required to pay damages and deliver collateral to City National Bank, and such a judgment could seriously harm the Company's business, financial condition and results of operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

As mentioned in the Notes to the Consolidated Financial Statements, effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter ended on July 3, 1999 and third quarter will end on October 2, 1999. Fiscal fourth quarter will continue to end on December 31, 1999.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit Number                                                Exhibit Title
  --------------                                                -------------
 3.1.1 (d)          Restated Articles of Incorporation of registrant.
 3.1.2 (h)          Certificate of Determination of Rights of Series A Convertible Preferred Stock of Digital Generation
                    Systems, Inc., filed by the Secretary of State of the State of California on July 16, 1997.
 3.2 (b)            Bylaws of registrant, as amended to date.
 4.1 (b)            Form of Lock-Up Agreement.
 4.2 (b)            Form of Common Stock Certificate.
10.1 (b)            1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory
                    Stock Option Agreement.

  Exhibit Number                                                Exhibit Title
  --------------                                                -------------
10.2 (b)            Form of Directors' and Officers' Indemnification Agreement.
10.3 (b)            1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
10.4 (b)            Form of Restricted Stock Agreement.
10.5.1 (c)          Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28,
                    1995.
10.5.2 (c)          Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November
                    28, 1995.
10.6 (b)            Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
10.7(j)             Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5,
                    1997.
10.8 (b)            Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
10.9 (b)            Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and
                    Exhibits thereto.
10.10 (b)           Master Equipment Lease between the Company and Phoenix Leasing, Inc., dated January 7, 1993.
10.15 (c)           Audio Server Network Prototype Vendor Agreement and Satellite Vendor Agreement between the Company and ABC Radio Networks, dated December 15, 1995.
10.17 (b)           Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994, December 5, 1994,
                    December 5, 1994, and March 14, 1995.
10.18 (b)           Warrant Agreement to purchase Series B Preferred Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.
10.19 (b)           Warrant Agreement to purchase Series C Preferred Stock between the Company and Comdisco, Inc., dated as of June 13, 1995.
10.20 (b)           Warrant Agreement to purchase Series D Preferred Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.
10.22 (d)           Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street, San Francisco,
                    California between the Company and T.Y. Lin International dated September 8, 1995 and exhibits thereto.
10.23 (d)           Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco,
                    California between the Company and Law/Crandall, Inc. dated September 29, 1995 and exhibits thereto.
10.24 (e)           Digital Generation Systems, Inc. Supplemental Stock Option Plan.
10.25 (e)           Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR Productions, Inc. and
                    Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
10.26 (f)           Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital Generation Systems,
                    Inc., and Pat DeRosa.
10.27 (h)           Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.28 (I)           Stock Purchase Agreement, dated as of July 18, 1997, by and between Digital Generation Systems,
                    Inc., a California corporation, IndeNet, Inc., a Delaware Corporation, and exhibits thereto.
10.29 (I)           Preferred Stock Purchase Agreement, dated as of July 14, 1997, by and among Digital Generation
                    Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as Exhibit A thereto.
10.30 (I)           Amendment to Preferred Stock Purchase Agreement, dated as of July 23, 1997, by and among Digital
                    Generation Systems, Inc. and the purchasers listed on the Exhibit A thereto.
10.31 (k)           Loan Agreement dated as of December 1, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.32 (q)           First Amendment to Loan Agreement dated as of January 28, 1997 between Digital Generation Systems,
                    Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.33 (l)           Common Stock Subscription Agreement for private placement of Company's Common Stock at $2.80 per share.

  Exhibit Number                                                Exhibit Title
  --------------                                                -------------
10.34 (m)           Sale and Purchase Agreement, dated September 10, 1998, by and between Grant Thornton Limited, in its capacity as Receiver-Manager of Digital Courier International Corporation and Digital Courier
                    International, Inc. and Digital Generation Systems, Inc. and exhibits thereto.
10.35 (n)           Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.
10.36 (p)           Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its securityholders.
10.37 (p)           Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the
                    Registrant and certain of its securityholders
10.38 (p)           Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders.
10.39(q)            Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the registrant and investors listed in Schedule A thereto.
10.40(q)            Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott
                    Ginsburg.
10.41(q)            Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.
10.42(q)            Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg.
10.43(q)            Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg
27 (a)              Financial Data Schedule.

__________

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


(b)  Reports on Form 8-K

   Current Report on Form 8-K filed on August 4, 1999 regarding the appointment of Matthew Devine as the Chief Executive Officer and Omar Choucair as Chief Financial Officer; and the appointment of Matthew Devine and Michael Linnert to the Company's Board of Directors



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DIGITAL GENERATION SYSTEMS, INC.



Dated:  August 17, 1999            By  /s/ OMAR CHOUCAIR
                                       ---------------------------------------
                                       Omar Choucair
                                       Chief Financial Officer (Principal
                                       Financial and Chief Accounting Officer)