Form 10-Q
period 1999-10-02
DIGITAL GENERATION SYSTEMS INC
filed 1999-11-16
CIK 934448

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

                 For the quarterly period ended October 2, 1999

                                       or

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

                                 Not Applicable
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                        -------      -------

Number of shares of registrant's Common Stock, without par value, outstanding as of October 31, 1999: 26,741,558

================================================================================

                       DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Report on Form 10-K filed on March 31, 1999, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.


                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                         Page
                                                                                           ----
Item 1.      Financial Statements........................................................    3

             Condensed Consolidated Balance Sheets at October 2, 1999
             and December 31, 1998.......................................................    3

             Condensed Consolidated Statements of Operations for the three and
             nine months ended October 2, 1999 and September 30, 1998....................    4

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended October 2, 1999 and September 30, 1998................................    5

             Notes to Condensed Consolidated Financial Statements........................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................    9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..................   13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................   14

Item 2.      Changes in Securities and Use of Proceeds...................................   14

Item 3.      Defaults upon Senior Securities.............................................   14

Item 4.      Submission of Matters to a Vote of Security Holders.........................   14

Item 5.      Other Information...........................................................   14

Item 6.      Exhibits and Reports on Form 8-K............................................   15

             SIGNATURES..................................................................   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DIGITAL GENERATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                          October 2,               December 31,
                                                                                             1999                      1998
                                                                                      -------------------        ------------------
                                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                     $            4,386         $          13,025
        Accounts receivable, less allowance for doubtful accounts of
          $1,348 in 1999 and $1,895 in 1998                                                       10,830                     9,995
        Prepaid expenses and other                                                                 1,970                       933
                                                                                      -------------------        ------------------
           Total current assets                                                                   17,186                    23,953
                                                                                      -------------------     ---------------------
PROPERTY AND EQUIPMENT, at cost:
        Network equipment                                                                         37,609                    33,211
        Office furniture and equipment                                                             1,520                     3,730
        Leasehold improvements                                                                     1,204                       542
                                                                                      -------------------        ------------------
                                                                                                  40,333                    37,483
        Less - Accumulated depreciation                                                          (32,034)                  (25,738)
                                                                                      -------------------        ------------------
           Property and equipment, net                                                             8,299                    11,745
                                                                                      -------------------        ------------------
GOODWILL AND OTHER ASSETS, net                                                                    14,378                    14,094
                                                                                      -------------------        ------------------
TOTAL ASSETS                                                                          $           39,863         $          49,792
                                                                                      ===================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                              $            6,509        $            3,035
        Accrued liabilities                                                                        1,884                     4,081
        Line of credit                                                                             1,570                     1,433
        Current portion of long-term debt                                                          6,524                     8,226
                                                                                      -------------------        ------------------
           Total current liabilities                                                              16,487                    16,775

LONG-TERM DEBT, net of current portion                                                             6,002                     9,307

SHAREHOLDERS' EQUITY:
        Convertible  preferred  stock, no par value --
           Authorized  -- 15,000,000
           Outstanding -- none at October 2, 1999 and
             none at December 31, 1998                                                                --                        --
        Common stock, no par value --
           Authorized -- 40,000,000 shares
           Outstanding -- 26,697,870 shares at October 2, 1999
             and 26,239,520 shares at December 31, 1998                                          115,505                   114,131
        Receivable from issuance of common stock                                                    (369)                     (369)
        Accumulated other comprehensive income                                                        51                         9
        Accumulated deficit                                                                      (97,813)                  (90,061)
                                                                                      -------------------        ------------------
           Total shareholders' equity                                                             17,374                    23,710
                                                                                      -------------------        ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $           39,863         $          49,792
                                                                                      ===================        ==================

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended October 2, 1999 and September 30, 1998
                   (in thousands, except per share amounts)

                                                                           Three Months Ended              Nine Months Ended
                                                                      ---------------------------     ---------------------------
                                                                         Oct 2,         Sept 30,         Oct 2,         Sept 30,
                                                                          1999           1998             1999           1998
                                                                      ------------    -----------     ------------   ------------
                                                                       (Unaudited)                     (Unaudited)

REVENUES                                                              $    12,202     $    9,021      $    35,782    $    28,992
                                                                      ------------    -----------     ------------   ------------

COSTS AND EXPENSES:
     Delivery and material costs                                            4,412          3,250           13,720         10,662
     Customer operations                                                    3,718          3,460           11,246         10,503
     Sales and marketing                                                    1,149          1,156            3,800          3,655
     Research and development                                                 756            795            2,048          1,984
     General and administrative                                             1,650          1,097            4,259          3,141
     Write down of goodwill and fixed assets (Note 5)                           0         17,006                0         17,006
     Depreciation and amortization                                          2,280          2,914            7,204          8,627
                                                                      ------------    -----------     ------------   ------------
              Total expenses                                               13,965         29,678           42,277         55,578
                                                                      ------------    -----------     ------------   ------------
LOSS FROM OPERATIONS                                                       (1,763)       (20,657)          (6,495)       (26,586)
                                                                      ------------    -----------     ------------   ------------
OTHER INCOME (EXPENSE):
     Interest income                                                          152             63              305            177
     Interest expense                                                        (449)          (831)          (1,562)        (2,238)
                                                                      ------------    -----------     ------------   ------------
NET LOSS                                                              $    (2,060)    $  (21,425)     $    (7,752)   $   (28,647)
                                                                      ============    ===========     ============   ============


BASIC AND DILUTED NET LOSS PER SHARE (Note 4)                         $     (0.08)    $    (1.33)     $     (0.29)   $     (2.18)
                                                                      ============    ===========     ============   ============

WEIGHTED AVERAGE COMMON SHARES                                             26,673         17,471           26,510         13,954
                                                                      ============    ===========     ============   ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended October 2, 1999 and September 30, 1998
                                (in thousands)

                                                                                                     Nine Months Ended
                                                                                        ------------------------------------------
                                                                                               Oct 2,                Sept 30,
                                                                                                1999                   1998
                                                                                        -------------------    -------------------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $           (7,752)    $          (28,647)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation of property and equipment                                                    6,548                  7,647
           Amortization of goodwill and intangibles                                                    578                    980
           Writedown of goodwill and fixed assets (Note 5)                                              --                 17,006
           Stock options granted in lieu of professional fees                                           --                     80
           Foreign currency translation adjustment                                                      42                     --
           Provision for doubtful accounts                                                             206                    130
           Changes in operating assets and liabilities --
               Accounts receivable                                                                  (1,191)                  (367)
               Prepaid expenses and other assets                                                    (1,711)                  (117)
               Accounts payable and accrued liabilities                                              1,300                   (947)
                                                                                        -------------------    -------------------
                 Net cash used in operating activities                                              (1,980)                (4,235)
                                                                                        -------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                                --                 (2,013)
     Maturities of short-term investments                                                               --                  3,000
     Purchase of DCI (Note 3)                                                                           --                 (9,131)
     Proceeds from the sale of property, plant and equipment                                            75                     --
     Acquisition of property and equipment                                                          (3,220)                (1,420)
                                                                                        -------------------    -------------------
                 Net cash used in investing activities                                              (3,145)                (9,564)
                                                                                        -------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                          1,374                 11,479
     Proceeds from line of credit                                                                    2,923                 10,240
     Payments on line of credit                                                                     (2,786)               (12,120)
     Proceeds from issuance of long-term debt                                                        1,500                  4,465
     Payments on long-term debt                                                                     (6,507)                (6,497)
                                                                                        -------------------    -------------------
                 Net cash provided by (used in) financing activities                                (3,496)                 7,567
                                                                                        -------------------    -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                (18)                    --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (8,639)                (6,232)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    13,025                  7,833
                                                                                        -------------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $            4,386     $            1,601
                                                                                        ===================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest Paid                                                                      $            1,868     $            2,256
                                                                                        ===================    ===================
     Preferred Stock deemed dividend                                                    $               --     $            1,764
                                                                                        ===================    ===================

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Digital Generation Systems, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter ended on July 3, 1999, and third quarter ended on October 2, 1999. The Company's fiscal year will continue to end on December 31.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended October 2, 1999 and September 30, 1998. The results for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results expected for the full fiscal year.

     Certain reclassifications were made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations, or cash flows.


2.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of October 2, 1999 and December 31, 1998, cash equivalents consist principally of U.S. Treasury Bills.


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

     The Company paid $13.5 million in Canadian dollars (approximately US $9.06 million) for DCI. The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $6.2 million has been included in Goodwill and Other Assets in the accompanying consolidated balance sheet as of October 2, 1999, and is being amortized over a twenty year period. The operating results of DCI have been included in the consolidated financial statements of the Company from the date of the closing of the transaction, September 25, 1998.

                       DIGITAL GENERATION SYSTEMS, INC.

Pro Forma Results

     The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisition of DCI had occurred at the beginning of fiscal 1998:

                                                        Three  Months  Ended                        Nine  Months  Ended
                                                 ---------------------------------         -------------------------------------
                                                    October 2,        Sept 30,                 October 2,          Sept 30,
                                                       1999             1998                      1999               1998
                                                  ---------------  ---------------          -----------------  -----------------
                                                                   (In thousands, except per share data)

Revenues........................................         $12,202         $ 10,305                    $35,782           $ 32,228
Net Loss........................................          (2,060)         (23,005)                    (7,752)           (22,657)
Basic and Diluted Net Loss per Common Share.....         $ (0.08)        $  (1.32)                   $ (0.29)          $  (1.62)
Number of Shares used in Computation............          26,673           17,471                     26,510             13,954

     The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition of DCI been consummated at the beginning of fiscal 1998, nor of future operations of the combined companies.


4.   NET LOSS PER SHARE:

     For the three and nine month periods ended September 30, 1998, the net loss per share was computed as the net loss of $21,425,000 and $28,647,000, respectively, plus the deemed dividend of $1,764,000 resulting from the conversion of Series A preferred stock in August 1998, divided by the weighted average common shares outstanding.


5.   IMPAIRMENT OF LONG LIVED ASSETS

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying values of such assets are not recoverable based on estimated undiscounted cash flows. In September 1998, the Company wrote off of the remaining goodwill of its Mediatech subsidiary, $16.7 million, and wrote down Mediatech's fixed assets by an additional $340,000 due to management's evaluation of the appropriate carrying value of Mediatech's assets. Because of a change in Mediatech's business, it was determined that the value of the investment had permanently declined. The fair value of the Mediatech assets was estimated by discounting the related expected future cash flows over the remaining life of the goodwill amortization period of 19 years.


6.   SEGMENT INFORMATION:

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its reportable segments based on these geographic areas.

                       DIGITAL GENERATION SYSTEMS, INC.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of October 2, 1999, 5% of operating assets are located outside of the United States. The assets of the Company's Los Angeles segment are maintained as a part of the Chicago segment and it is impractical to break out such assets separately as of September 30, 1998.

                                                       For the Three Months Ended October 2, 1999
                                                                         In $000's
                           ------------------------------------------------------------------------------------------------------
                                San            New                        Los                        Adjustments &
                             Francisco        York        Chicago       Angeles        Vancouver     Eliminations   Consolidated
                           -------------   ----------   -----------   -----------   -------------   -------------   -------------
Revenue                          $ 3,685      $ 2,808      $  3,864        $  690         $ 1,155       $      --        $ 12,202

Net income (loss)                $(4,898)     $   926      $  1,788        $  260         $  (136)      $      --        $ (2,060)

Total identifiable assets        $11,999      $ 9,850      $  7,586        $1,384         $ 9,044       $      --        $ 39,863


                                                     For the Three Months Ended September 30, 1998
                                                                         In $000's
                           ------------------------------------------------------------------------------------------------------
                                San            New                        Los                        Adjustments &
                             Francisco        York        Chicago       Angeles        Vancouver     Eliminations   Consolidated
                           -------------   ----------   -----------   -----------   -------------   -------------   -------------
Revenue                          $ 3,861      $ 2,369      $  2,100        $  691         $    --       $      --        $  9,021

Net income (loss)                $(3,466)     $   277      $(18,018)       $ (218)        $    --       $      --        $(21,425)

Total identifiable assets        $49,888      $10,231      $  7,814        $   --         $ 9,131       $ (38,247)       $ 38,817


                                                       For the Nine Months Ended October 2, 1999
                                                                         In $000's
                           ------------------------------------------------------------------------------------------------------
                                San            New                        Los                        Adjustments &
                             Francisco        York        Chicago       Angeles        Vancouver     Eliminations   Consolidated
                           -------------   ----------   -----------   -----------   -------------   -------------   -------------
Revenue                          $11,921      $ 8,710      $ 10,037        $1,462         $ 3,652       $      --        $ 35,782

Net income (loss)                $(9,189)     $ 1,722      $  1,010        $ (278)        $(1,017)      $      --        $ (7,752)


                                                      For the Nine Months Ended September 30, 1998
                                                                         In $000's
                           ------------------------------------------------------------------------------------------------------
                                San            New                        Los                        Adjustments &
                             Francisco        York        Chicago       Angeles        Vancouver     Eliminations   Consolidated
                           -------------   ----------   -----------   -----------   -------------   -------------   -------------
Revenue                          $11,293      $ 7,384      $  8,274        $2,041         $    --       $      --        $ 28,992

Net income (loss)                $(9,823)     $   930      $(19,484)       $ (270)        $    --       $      --        $(28,647)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of certain factors.


Revenues

     Revenues were $ 12,202,000 for the three months ended October 2, 1999, a 35% increase from $9,021,000 for the three months ended September 30, 1998, and revenues for the nine months ended October 2, 1999 were $35,782,000, a 23% increase from $28,992,000 for the nine months ended September 30, 1998.

     Revenues increased primarily due to the acquisition of DCI in September 1998 and greater acceptance of its video delivery services. This acquisition accounted for a substantial portion of the increased combined revenue for the three months ended October 2, 1999 over the same period in 1998. In addition to the DCI acquisition, the Company believes that the increase is due to a number of other factors, including the increased acceptance of the services offered by the Company and the increased availability of an expanded network of Company equipment located in radio and television stations.


Delivery and Material Costs

     Delivery and material costs were $4,412,000 for the three months ended October 2, 1999, a 36% increase from the $3,250,000 for the three months ended September 30, 1998. Delivery and materials costs were $13,720,000 for the nine months ended October 2, 1999, a 29% increase from the $10,662,000 from the nine months ended September 30, 1998. The increase in costs in each period versus the same period of the prior year is primarily due to the increased delivery volume, as well as the acquisition of DCI. The increased costs include fees paid to other service providers for charges incurred by the Company for the receipt, transmission and delivery of information via the Company's distribution Networking Operating Center ("NOC"). Delivery and materials costs also include costs for video and audio tapes and the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and material costs include the direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

     Total delivery and material costs as a percentage of revenues remained unchanged at 36% of revenues for the three months ended October 2, 1999 and September 30, 1998 and increased to 38% of revenues from 37% of revenues in the nine months ended October 2, 1999 compared to the nine months ended September 30, 1998.

     The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales price and scale economies as video deliveries increase in volume.


Customer Operations

     Customer operations expenses were $3,718,000 and $3,460,000 for the quarters ended October 2, 1999 and September 30, 1998, respectively, and $11,246,000 and $10,503,000 for the nine months ended October 2, 1999 and September 30, 1998, respectively. These increases are primarily due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries.

     Customer operations expenses as a percentage of revenues decreased to 30% from 38% of revenues for the quarters ended October 2, 1999 and September 30, 1998, respectively, and decreased to 31% of revenues from 36% of revenues for the nine months ended October 2, 1999 and September 30, 1998, respectively. This decrease is primarily due to process improvements in orders processed through the Company's NOC, which serves as the primary support for the digital network. The Company continually attempts to improve process flows in an effort to gain scale efficiencies.

     The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations.


Sales and Marketing

     Sales and marketing expenses were $1,149,000 for the three months ended October 2, 1999, a 1% decrease from $1,156,000 for the quarter ended September 30, 1998, and increased 4% to $3,800,000 in the nine months ended October 2, 1999 from $3,655,000 for the nine months ended September 30, 1998. The decrease in sales and marketing expense in the quarter ended October 2, 1999 is a result of improved efficiency of the Company's sales and marketing efforts. Sales and marketing expense increased in the nine months ended October 2, 1999 from the period ended September 30, 1998 primarily due to the consolidation of the sales and marketing departments of DCI with those of the Company.

     The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods.


Research and Development

     Research and development expenses decreased 5% to $756,000 for the quarter ended October 2, 1999 from $795,000 for the quarter ended September 30, 1998, and increased 3% to $2,048,000 from $1,984,000 for the nine months ended October 2, 1999 and September 30, 1998, respectively. The decrease in research and development expense for the quarter from the corresponding quarter in the previous year is due primarily to the fact that a portion of engineering expenses for the quarter ended October 2, 1999 was being capitalized as a result of the Company's efforts to integrate its network with that of its DCI subsidiary. The year to date increase in research and development costs is due to an increase in expenses related to various Year 2000 compliance issues, as well the addition of key personnel to address the future delivery capacity of the Company's network.

     The Company expects that additional research and development spending will be necessary to remain competitive and that its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services.


General and Administrative

     General and administrative expenses increased 50% to $1,650,000 for the quarter ended October 2, 1999, from $1,097,000 for the quarter ended September 30, 1998; and increased 36% to $4,259,000 for the nine months ended October 2, 1999 from $3,141,000 for the nine months ended September 30, 1998. The increase is primarily due to the costs incurred to consolidate and upgrade the Company's order entry, billing, and financial reporting systems and the increase in staff
as a result of the acquisition of DCI.   General and administrative expenses
have increased to 14% and 12% of revenues for the quarter and nine months ended October 2, 1999 from 12% and 11% for the quarter and nine months ended September 30, 1998.


Depreciation and Amortization

     Depreciation and amortization expenses decreased 22% to $2,260,000 in the quarter ended October 2, 1999 from $2,914,000 in the quarter ended September 30, 1998; and decreased 17% to $7,126,000 for the nine months ended October 2, 1999 from $8,627,000 for the nine months ended September 30, 1998. The Company acquired the bulk of its assets prior to December 31, 1996; therefore, beginning in fiscal year 1998, there has been a higher percentage of fixed assets which are reaching or have reached the end of their depreciable lives. The decline of depreciation expense in the first three quarters of 1999 reflects this fact. As of October 2, 1999, the Company's total investment in network equipment has increased 11% to $37.6 million, from $33.8 million at September 30, 1998.

     The Company recorded amortization expense of $191,000 and $578,000 for the quarter and the nine months ended October 2, 1999, and $216,000 and $648,000 for the quarter and nine months ended September 30, 1998, respectively. The increase in amortization expense from the acquisition of DCI in September 1998 was offset by the reduction in amortization expense due to the write down of the Mediatech subsidiary's net assets in the quarter ended September 30, 1998.

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


Interest Income and Interest Expense

     Interest income increased 141% to $152,000 in the quarter ended October 2, 1999 from $63,000 for the quarter ended September 30, 1998 and increased 72% to $305,000 for the nine months ended October 2, 1999, from $177,000 in the nine months ended September 30, 1998. This increase is primarily the result of an increased level of cash and cash equivalents in the first quarter and nine months of 1999 over the first quarter and nine months of 1998. The Company expects that interest income will fluctuate in the future based on the levels of cash used in the Company's operations.

     Interest expense decreased 46% to $449,000 for the quarter ended October 2, 1999, from $831,000 in the quarter ended September 30, 1998 and decreased 30% to $1,562,000 for the nine months ended October 2, 1999, from $2,238,000 for the nine months ended September 30, 1998. The decrease is due primarily to a decrease in the Company's outstanding debt, particularly its leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements has decreased to $8.2 million at October 2, 1999 from $13.0 million at September 30, 1998. The Company expects that interest expense will fluctuate in the future based on the levels of borrowing.


Liquidity and Capital Resources

     Net cash used in operating activities decreased to $2.0 million in the nine months ended October 2, 1999 from $4.2 million in the nine months ended September 30, 1998.

     The Company made capital additions of $3.2 million during the nine months ended October 2, 1999 versus $1.4 million in the nine months ended September 30, 1998. The capital additions in both periods were a result of the Company's continued expansion of its network. Principal payments on long-term debt were $6.5 million for both the nine month periods ended October 2, 1999 and September 30, 1998.

     At October 2, 1999, the Company's current sources of liquidity included cash and cash equivalents of $4.4 million. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through the foreseeable future.

Year 2000 Compliance

     Year 2000 Readiness Disclosure. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three months, many such currently installed computer systems and software products used by many companies will need to be upgraded to enable such systems and computer hardware and software products to avoid the potential effects associated with the Year 2000 coding problem. To identify potential issues, the Company utilized a third party consulting firm to assess the Year 2000 risk regarding the level of dependence and the exposure of various internal and external systems and related applications upon which the Company may be dependent. With the completion of this third party assessment the Company has developed a formal project plan.

     The Company has completed an assessment of the components and applications of its network and has determined that a number of these components are Year 2000 compliant. The Company has a formal comprehensive project plan in place and is currently taking the steps it believes are necessary to make the remainder of the network and related applications, as well as the other systems utilized by the Company, Year 2000 compliant. The Company's project plan consists of five major phases: Awareness, Assessment, Detailed Analysis and Preliminary Testing, System Conversion and Testing, and Implementation. The above mentioned phases include education, a complete company wide inventory assessment, testing and correction of all non-compliant systems. Each piece of equipment or system identified by the Company will go through all five phases and will be completed at different times throughout the year. The Company's goal is to reach total Year 2000 compliance of all systems and equipment, technical and non-technical, by December 1999. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem. Contingency plans for external delivery systems are complete. The remainder of the Company's business process and systems contingency plans are scheduled for completion in mid-December.

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

     Assessment: The Company has assessed all systems including hardware, application software and firmware. A complete Company-wide inventory assessment is completed. The Company is currently reviewing each vendor's Year 2000 project plan and status. Each vendor has or will receive a compliance letter and questionnaire to allow the Company to gauge the vendor's compliance level. Non-information technology equipment such as elevators, security systems, and electric power, have been placed into the service provider category and each area is being monitored closely to ensure that no disruption in services will occur. Mission critical suppliers have been identified and contingency plans are being developed.

     Detailed Analysis & Testing: The Company has completed testing and analysis on mission critical systems. End to end delivery testing is currently underway. Remote testing of offsite systems hardware began in April. All offsite systems are expected to be Year 2000 compliant by the end of the fourth quarter of 1999. The Company's financial systems have been upgraded. A detailed analysis and testing of each remaining system has been performed.

     System Conversion & Testing: The Company's network includes Receive Playback Terminals ("RPTs"), Client Workstations ("CWs") and Advantage Digital Video Playback Systems ("DVPS") strategically placed across the country in broadcasting stations. The Company has direct network control over its applications and has included detailed testing and correction of all source code and associated data elements in its compliance program. Each unit has been remotely tested and any necessary corrections or modifications are being made. Internally, the Company utilizes many third party application software programs as well as programs developed in-house. Upgrades and modifications will be tested and implemented as needed.

  Implementation: The Company will implement new or upgraded software as needed to minimize disruption from Year 2000. All systems compliance information will be documented and a contingency plan for each system or service is scheduled to be in place by mid-December 1999.

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

     The Company believes that the purchasing pattern of its current and potential customers may be affected by the Year 2000 problem in a variety of ways. For example, as the Year 2000 approaches, some of the Company's current customers may develop concerns about the reliability of the Company's electronic delivery services and, as a result, shift their delivery work to less technical "dub and ship" operations. Likewise, some potential customers of the Company with the same concern may elect not to utilize the Company's electronic delivery services until after Year 2000 and beyond. If significant customers of the Company were to shift some or all of their delivery work to other delivery providers, the Company's business, financial condition and results of operations could be adversely affected, and if any potential customers elect not to utilize the Company's delivery services for any period of time on the basis of Year 2000 concerns, the Company's business and financial prospects for growth could be adversely affected. In addition to the foregoing, in the event that the Company does experience interruptions and problems with its computer hardware and software products due to Year 2000 limitations of such products, some or all of the Company's current customers may shift some or all of their delivery work to other delivery providers without Year 2000 problems. Moreover, potential customers of the Company may elect not to utilize the Company's delivery services in the event of any such interruptions and problems. Any of the foregoing could result in a loss of revenues which would have a material adverse effect on the Company's business, financial condition and results of operations. At this time, the Company is developing detailed contingency plans for the possibility of significant disruption due to Year 2000 issues. Discussions have been held but completion of the development of such a contingency plan will be dependent upon the findings and resulting actions taken based on the risk assessment studies discussed above.

     Costs: The Company currently does not anticipate that the direct resource requirements or expenses of the Company related to resolving Year 2000 issues will have a significant adverse effect on its operating results or financial position. To date, the Company has incurred approximately $1.2 million in Year 2000 readiness related costs, and estimates that total Year 2000 related costs will be approximately $1.9 million.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has some operations in Canada and, therefore, is subject to the risk that the Canadian dollar/US dollar exchange rates will adversely impact the Company's results of operations. The Company believes this risk to be immaterial to the Company's results of operations.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES

Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Shareholders of the Company was held on September 23, 1999 (the "Annual Meeting"). The following matters were voted upon at the Annual Meeting: (i) the election of six (6) directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; (ii) amendment of the Company's Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock to 100,000,000 shares from 40,000,000; (iii) amendment of the Company's 1992 Stock Option Plan to increase the number of shares available for issuance; (iv) amendment of the Company's 1995 Stock Option Plan to increase the number of shares available for issuance; and (v) ratification of the appointment of Arthur Andersen, LLP, as independent auditors of the Company for the fiscal year ending December 31, 1999. The results of the vote were as follows:

                                                                 Votes Against/                             Broker
              Matter                        Votes For               Withheld          Abstentions         Non-Votes
-------------------------------------------------------------------------------------------------------------------
1.  Elect Directors
           Scott K. Ginsburg                 23,339,671               649,082                 0                   0
           Matthew E. Devine                 23,340,879               647,874                 0                   0
           Henry W. Donaldson                23,337,779               650,974                 0                   0
           Lawrence D. Lenihan               23,342,879               645,874                 0                   0
           Michael G. Linnert                23,342,679               646,074                 0                   0
           David M. Kantor                   23,342,859               645,894                 0                   0
-------------------------------------------------------------------------------------------------------------------
2.  Amend the Company's Articles
    of Incorporation                         22,757,317             1,220,635            10,801                   0
-------------------------------------------------------------------------------------------------------------------
3.  Amend the Company's 1992 Stock
    Option Plan                              17,143,807             1,143,709            12,491           5,688,746
-------------------------------------------------------------------------------------------------------------------
4.  Amend the Company's 1995 Stock
    Option Plan                              17,888,694               398,657            12,656           5,688,746
-------------------------------------------------------------------------------------------------------------------
5.  Ratify the Appointment of
    Arthur Andersen, LLP                     23,941,691                38,906             8,156                   0
-------------------------------------------------------------------------------------------------------------------

Item 5.  OTHER INFORMATION

     As mentioned in the Notes to the Consolidated Financial Statements, effective for fiscal year 1999, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter is thirteen weeks in length and ends on the Saturday nearest to March 31, June 30, and September 30. Therefore, the first fiscal quarter of 1999 ended on April 3, 1999, second quarter ended on July 3, 1999, and third quarter ended on October 2, 1999. The Company's fiscal year will continue to end on December 31.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit Number                                                Exhibit Title
------------------  -----------------------------------------------------------------------------------------------------
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

10.4 (b)            Form of Restricted Stock Agreement.

10.5.1 (c)          Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28,
                    1995.

10.5.2 (c)          Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November
                    28, 1995.

10.6 (b)            Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.

10.7 (j)            Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5,
                    1997.

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

  Exhibit Number                                                Exhibit Title
------------------  -----------------------------------------------------------------------------------------------------
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

10.39 (q)           Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the registrant and investors listed in Schedule A thereto.

10.40 (q)           Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott
                    Ginsburg.

10.41 (q)           Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.42 (q)           Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg.

10.43 (q)           Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg

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


(b)  Reports on Form 8-K

     Current Report on Form 8-K filed on October 27, 1999 regarding the October 20, 1999 resignation of Arthur Andersen, LLP as the Company's Certified Public Accountants and the October 27, 1999 appointment of KPMG LLP as the Company's Certified Public Accountants, subject to finalization of its standard prospective client evaluation procedures.

     Current Report on Form 8-K filed on August 4, 1999 regarding the appointment of Matthew Devine as the Chief Executive Officer and Omar Choucair as Chief Financial Officer; and the appointment of Matthew Devine and Michael Linnert to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIGITAL GENERATION SYSTEMS, INC.



Dated: November 16, 1999      By  /S/ OMAR CHOUCAIR
                                  ------------------------------------
                                  Omar Choucair
                                  Chief Financial Officer (Principal Financial
                                  and Chief Accounting Officer)