Form 10-K
period 1999-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2000-03-28
CIK 934448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For The Fiscal Year Ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2000, as reported on the Nasdaq National Market, was approximately $108,782,282. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 15, 2000, the registrant had 27,942,182 shares of Common Stock, without par value, outstanding.

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

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.       BUSINESS.......................................................................    1
              Industry Background............................................................    1
              The Company....................................................................    2
              Products and Services..........................................................    3
              The DG Systems Network.........................................................    4
              Markets and Customers..........................................................    5
              Sales, Marketing and Customer Service..........................................    6
              Competition....................................................................    7
              Intellectual Property and Proprietary Rights...................................    8
              Employees......................................................................    9
ITEM 2.       PROPERTIES.....................................................................    9
ITEM 3.       LEGAL PROCEEDINGS..............................................................    9
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................   10
ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT...........................................   10

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..........   11
ITEM 6.       SELECTED FINANCIAL DATA........................................................   12
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.....................................................................   13
              Overview.......................................................................   13
              Results of Operations..........................................................   14
              Liquidity and Capital Resources................................................   16
              Certain Business Considerations................................................   17
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................   25
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.....................................   25
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISLOSURE......................................................................   25

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................   26
ITEM 11.      EXECUTIVE COMPENSATION.........................................................   26
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................   26
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................   26

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................   27
EXHIBITS AND REPORTS ON FORM 8-K.............................................................   27
SIGNATURES...................................................................................   31

                        DIGITAL GENERATION SYSTEMS, INC.

                                     PART I

ITEM 1.  BUSINESS

  Digital Generation Systems, Inc. ("DG Systems", "DG" or the "Company") operates a nationwide, value-added digital network which links hundreds of advertisers and advertising agencies with more than 7,500 radio and 700 television stations across the United States and Canada. The Company's fault-tolerant Network Operation Center located in San Francisco delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

  As a result of its September 1998 acquisition of Digital Courier International, Inc., ("DCI"), a provider of electronic distribution and communications services for the radio broadcast industry, the Company is now the most significant provider of audio spot advertising to radio stations, enjoying a market share in excess of 50%. In late 1996, the Company entered the market for the electronic distribution of digital video spots to television stations, cable systems and networks. DG Systems generates its revenues principally from advertising agencies, advertisers, tape duplication vendors and dealers, syndicated programmers and music companies that principally service these markets. The Company believes that its digital network enables rapid, cost-effective and reliable transmission of audio and video broadcast content, and provides higher levels of quality, control and flexibility than physical distribution methods currently available. In July 1997, the Company purchased Starcom Mediatech, Inc. ("Mediatech"), a provider of broadcast video and audio duplication, syndicated program distribution and corporate media duplication services, with facilities in Chicago, Los Angeles and New York, augmenting its November 1996 acquisition of PDR Productions, Inc. ("PDR"), a New York City-based broadcast production services company. As a result of these acquisitions the Company also has become a leading provider of video advertising distribution and is rapidly adding new customers to its digital audio and video network. The Company offers a complete range of post production services, including editing, duplication, color control, close captioning, content review, quality assurance, electronic archiving and format conversions, all of which allow one-stop shopping in the critical advertising markets of New York City, Chicago, and Los Angeles.

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

  The predominant method for distributing spot advertisements to radio and television stations traditionally has been the physical delivery of analog audio or videotapes. The Company estimates that approximately 30% of radio spots and more than 90% of video spots are delivered by air express services. Many companies, commonly known as "dub and ship houses", are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that it has transitioned approximately 60% of the market for audio spot deliveries and approximately 10% of video spot deliveries, to digital distribution. The Company estimates the market sizes for the audio distribution market to be approximately $40 million and approximately $150 million for the video distribution market.

The Company

  DG Systems is a leading provider of electronic and physical distribution and ancillary post-production services for audio and video content to advertising agencies, production studios and broadcast stations throughout the United States. The Company, a California corporation, was incorporated in 1991. The Company has developed a digital network currently serving over 7,500 radio and 725 television stations that is controlled through the Company's San Francisco Network Operating Center ("NOC"). This network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. With DG Systems' network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive at stations in as little as one hour after an order is received. Typically associated traffic (text) instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, the Company sends the customer a confirmation specifying the time of delivery. Additionally, the Company's digital network delivers close to "master" quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

  DG Systems generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. The Company has historically operated and currently operates without substantial backlog. The Company receives distribution orders with specific bills of material, routing and timing instructions provided by the customer. These orders are entered into the Company's computer system either by the customer (through an internet-based order-entry system) or by DG Systems and are scheduled for electronic delivery if a station is on the Company's network, or are scheduled for physical delivery via the Company's various dub and ship facilities if a destination station is not on the network.

  Audio content is received electronically at the Company's NOC from Record Send Terminals ("RSTs") and, in the case of Digital Courier's network, Client Workstations ("CWs"), that are owned by the Company and deployed primarily in production studios. Audio can also be received using the Company's "iAudio" internet audio collection system. When audio spots are received, Company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over standard telephone or ISDN lines to servers that the Company has placed in each radio station. The audio spots are thereafter available to the station on demand.

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

  Audio and video transmissions are received at designated radio and television stations on DG-owned servers, called Receive Playback Terminals ("RPTs"), Client Workstations ("CWs") and ADvantage Digital Video Playback Systems ("DVPS"). The servers enable stations to receive and play back material delivered through the Company's digital distribution network. The units are owned by the Company and typically are installed in the "master control" or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOC, the Company monitors the spots stored in each RPT, CW, or DVPS and ensures that space is always available for new transmissions. The Company can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

  DG Systems currently offers four primary levels of digital audio distribution services and three levels of video distribution services from its NOC to broadcast advertisers distributing content to broadcast stations: DG Priority, a service which guarantees arrival of the first audio spot on an order within one hour (available for audio only); DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. The Company also offers a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours and, therefore, after overnight parcel delivery service is no longer available.

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

  Audio Advertising Distribution. Prior to the Company's acquisitions of PDR and Mediatech, substantially all of the Company's revenues were derived from the delivery of radio advertising from advertising agencies, production studios and dub-and-ship houses to radio stations in the United States. In 1998, the Company acquired DCI, and has integrated DCI's network with the Company's existing network to form a single, comprehensive network servicing over 7,500 stations throughout Canada and the United States. Audio services are expected to continue to account for a significant share of the Company's revenues for some time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Business Considerations -- Dependence on Radio Advertising." The Company also derives revenue from its offering of audio distribution services in the four vertical markets: sweeps; local/regional newspapers; music releases; and political advertising. The Company provides two-way audio transmission services to radio stations within markets, regions and co-owned groups, facilitating the sharing of programming and commercial content. The Company also derives limited revenue today through its studio services, which enable production studios to directly exchange audio files with each other without the intervention of Company personnel.

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

  Video Advertising Distribution. The Company believes that the delivery of television advertising is characterized by many of the same challenges facing radio advertisers. The Company introduced its video distribution services in 1996. To date the Company has deployed a video distribution network consisting of over 725 television stations and cable interconnects which currently are on-line and receive video content through the Company's network. The Company is actively marketing and selling its video services to agencies, advertisers and dealers. As many of the Company's radio advertising customers also are active television advertisers, its current customers who already utilize the Company's audio spot distribution services are candidates for or already are utilizing its video services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations - Dependence on Video Advertising Delivery Service Deployment", and "- Dependence on Technological Developments" and " - Competition."

  Syndicated Program Distribution. The Company also generates revenue by distributing syndicated programming. This service primarily consists of integrating commercials into syndicated programs and either uplinking the completed programs via satellites for distribution to stations nationwide and in Canada or the physical duplication and shipping of shows to stations that do not receive a satellite feed.

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

  The Company's network consists of the following: (i) Record Send Terminals and Client Workstations (audio) and Video Record and Transmission Systems (video) owned by the Company and installed primarily at production studios; (ii) NOC at the Company's headquarters used to assemble, process, route and store digital content; and (iii) ADvantage Receive Playback Terminals and Client Workstations (audio) and ADvantage Digital Video Playback Systems (video) owned by the Company and installed at broadcast stations, cable interconnects and broadcast and cable networks.

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

  DG's extensive network of digital audio receive playback terminals and video playback systems strategically placed across the country in broadcast stations, its record send terminals, customer workstations and video record transmission systems, coupled with unique encoding, compression and complex communications software, connected via its NOC described above, and an established customer base, create important barriers to entry for potential competitors. The transmission of content is controlled by a very comprehensive transaction scheduling, routing, monitoring and delivery management system that the Company believes would be very difficult to replicate. Additionally, DG's audio and video capabilities now are complemented with facilities in New York City, Chicago, Louisville, and Los Angeles to handle customers' other production services needs. The Company believes that no single competitor today offers DG's audio, video, and production services capabilities that are deliverable locally and nationally via several strategic locations.

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

Sales, Marketing and Customer Service

  Brand Strategy. The Company's brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. The Company focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with the Company for a different reason. Agencies purchase services from the Company on behalf of their advertisers. Production studios facilitate the transmission of audio and video to the Company's NOC. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers, the agencies and advertisers. A key strategy to providing a consistent brand theme at all levels is developing "DG" as a brand identity across these various product and services offerings.

  Internet/E-Commerce Strategy. The Company introduced its first Internet-based services called DG On-line in 1998 to facilitate the electronic remote entry of work orders and to provide on line tracking of order status by its customers. In 1999, the Company estimates that 30% of its orders were entered electronically via the Internet, versus approximately 11% during 1998. In addition, the Company also offers its "iAudio" Internet audio collection system service which allows audio content to be received from clients via the Internet.

  Sales. The Company employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of the Company's electronic distribution system and related products and services. In addition, the Company's sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to the Company. A separate staff sells to and services audio and video dealers, who resale the Company's distribution services. Lastly, an insider sales staff represents the Company's services to radio stations. The Company currently has field sales offices in New York, Los Angeles and Chicago, as well as sales personnel in its San Francisco headquarters. The Company's sales force includes field sales, inside sales, and telemarketing.

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

  The Company believes that in combination with its acquisition of the assets of DCI, its combined network provides digital distribution coverage for more than 90% of commercial radio stations and distribution traffic in the United States and Canada. The Company is focusing on the most significant 750 television stations as rated by A.C. Nielsen, along with the major cable interconnects and cable and broadcast networks.

  Customer Service. The Company's approach to customer service is based on a distributed model designed to provide focused support from key market centered offices, located in Los Angeles, San Francisco, Chicago and New York. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the San Francisco NOC for electronic distribution or, for offline destinations, to the Company's national duplication center in Louisville, Kentucky. The Company's distributed service approach provides direct support in the key market cities enabling the Company to develop closer relationships with clients as well as the ability to support client needs for local production services. The Company also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. The Company's customer service operation centers are linked to the Company's order management and media storage systems, and national distribution network. These resources enable the Company to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides the Company with significant redundancy and re-route capability, enabling the Company to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

  Work orders entered by customers into the CW are shipped automatically through the NOC to their destinations with minimal human intervention. No monitoring is done of the spots, unless the Company is asked to review a spot by a client. These capabilities enable the Company's customers to move to an e-commerce business model as the service is developed more fully.

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

  In the video marketplace, the Company also competes with dub and ship houses across the country but additionally with a satellite-based real-time video distribution network operated by Vyvx, an operating division of the Williams Communications Group. This network differs from that of the Company in several ways, including limited error checking, lack of digital video as the standard output to the station and lack of a station server to support presentation of video-on-demand to the station. The Company has been able to successfully convince a number of customers of the relative benefits of its system. The Company also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although none has at this point entered the market for spot distribution.

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

  Many of the Company's current and potential competitors in the markets for audio and video distribution have substantially greater financial, technical, marketing and other resources than the Company. The Company expects that an increasingly competitive environment may result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the markets for the distribution of audio and video content have become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of the Company's competitors to devote significantly greater resources to the development and marketing of new services. There can be no assurance that the Company will be able to compete successfully with new or existing competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Business Considerations - Competition."

  The Company believes it has the broadest coverage in broadcast radio and the largest market share.

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

Employees

  As of December 31, 1999, the Company had a total of 341 employees, including 26 in research and development, 34 in sales and marketing, 239 in operations and manufacturing, and 42 in finance and administration. Of these employees, 315 were located in the United States and 26 were located in Canada. None of the Company's employees are represented by a collective bargaining agreement, and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

  The Company's headquarters are located at leased office space located at 875 Battery Street in San Francisco, California. The Company's lease is for 19,000 square feet and expires in June 2001. In order to sustain uninterrupted network integrity, the Company has an agreement for non-interruptible access to emergency power and the Company has arranged for alternative fiber optic routes to maintain its fiber connection between its computers and its long distance carrier. However, there can be no assurance that a catastrophic earthquake or other natural disaster could not interrupt the company's operations. The Company maintains a lease, set to expire in 2001, for a 5,000 square foot facility which is used for assembly of its field equipment and for offsite storage. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2002; approximately 22,000 square feet in New York City which is occupied by DG East (formerly PDR) and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by DG West (formerly Mediatech) which expires in 2006; 25,000 square feet in Chicago, which is occupied by DG Central (formerly Mediatech) on a month to month rental agreement, pending finalization of a long-term lease; 9,000 square feet occupied by DG North (formerly DCI) in Burnaby, British Columbia (Vancouver, Canada) on a month to month rental agreement; and 10,000 square feet in Dallas which expires in August 2001. The Company believes that these facilities and offices are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters asserted to date will have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company and their ages as of December 31, 1999 are as follows:

Name                                  Age                           Title(s)
-----------------------------------  ------  -------------------------------------------------------
Scott K. Ginsburg (2)                    47  Chairman of the Board
Matthew E. Devine                        51  Chief Executive Officer and Director
Omar Choucair                            37  Chief Financial Officer
Lawrence D. Lenihan, Jr (1) (2)          35  Director
Michael G. Linnert (1)                   29  Director
David M. Kantor (1) (2)                  43  Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company's Chairman. He is also the Chairman of Starguide Digital Networks and, most recently, served as Chief Executive Officer and Director of Chancellor Media Corporation (now AMFM Corporation). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

  Matthew E. Devine joined the Company in July 1999 as Chief Executive Officer and Director. Prior to joining the Company, Mr. Devine served as Chief Financial Officer of Chancellor Media Corporation (now AMFM Corporation) and served as Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director for Evergreen Media Corporation. Between 1975 and 1988, Mr. Devine served in various finance positions at AMR Corporation, parent company to American Airlines.

  Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for Chancellor Media (now AMFM Corporation), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and is a Certified Public Accountant.

  Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. He joined the predecessor to this firm, Dawson-Samberg Capital Management, in 1996. He is also a Managing Member of the General Partner of Pequot Private Equity Fund II, L.P. Prior to joining Pequot, Mr. Lenihan was a principal at Broadview Associates, LLC, from 1993 to 1996. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, most recently as the leader of an interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves as director of several public and private companies including SkyOnline, Interpacket Group Inc, Performaworks, FlexiGift, Inc., and Mediaplex, Inc.

  Michael G. Linnert has been a member of the Board of Directors of the Company since July 1999. Mr. Linnert is a General Partner with Technology Crossover Ventures, a venture capital firm, which specializes in emerging Internet and communications companies. He currently serves as a board member of petopia.com. Prior to joining Technology Crossover Ventures, Mr. Linnert was a member of the investment banking division at Goldman, Sachs & Co. Mr. Linnert holds a B.S.E.E. from the University of Notre Dame and an MBA from Stanford Graduate School of Business.

  David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Mr. Kantor is Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and manages AMFM Radio Networks. Prior to joining AMFM, he was President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

  The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 1998 to December 31, 1999. Such prices represent prices between dealers, do no include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                               Fiscal Year Ended 1999                Fiscal Year Ended 1998
                        ------------------------------------  ------------------------------------
                              High                Low               High                Low
                        -----------------  -----------------  -----------------  -----------------
First Quarter.........              $8.13              $3.63              $5.13              $1.56
Second Quarter........               9.00               4.13               4.38               3.25
Third Quarter.........               6.13               3.38               4.19               2.38
Fourth Quarter........               7.56               3.25               5.75               2.25

  As of December 31, 1999, the Company had issued and outstanding 27,530,170 shares of its Common Stock. As of March 15, 2000, the Company had issued and outstanding 27,942,184 shares of its Common Stock held by 110 shareholders of record. The Company estimates that there are approximately 4,037 beneficial shareholders.

  In December 1999, the Company's Board of Directors authorized the sale and issuance of Common Stock in a private placement transaction. The Company issued 725,199 common shares to current institutional investors and members of management at a price of $5.17 per share, or an aggregate of $3,750,000. The offers and sales of the Common Stock and warrants to purchase Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations Concentration of Stock Ownership", "---Preferential Rights of Outstanding Preferred Stock" and "--- Possible Volatility of Share Price."

ITEM 6.  SELECTED FINANCIAL DATA

Statements of Operations:

                                                                    Years Ended December 31,
                                                     -------------------------------------------------------
                                                       1995       1996        1997        1998       1999
                                                     ---------  ---------  ----------  ----------  ---------
                                                             (in thousands, except per share data)
Revenues...........................................   $ 5,144    $10,523    $ 29,175    $ 41,270    $48,724
                                                      -------    -------    --------    --------    -------
Costs and expenses:
      Delivery and material costs..................     1,810      3,084      11,334      14,630     17,857
      Customer operations..........................     2,974      4,164      11,388      14,780     15,138
      Sales and marketing..........................     3,406      3,998       4,417       4,970      4,818
      Research and development.....................     1,590      2,092       2,473       2,780      2,577
      General and administrative...................     1,380      1,677       3,169       4,314      6,552
      Write down of goodwill and fixed assets (1)          --         --          --      17,006         --
      Non-recurring charges........................        --         --          --          --        370
      Depreciation and amortization................     2,345      4,331       9,306      10,266      8,591
                                                      -------    -------    --------    --------    -------
           Total expenses..........................    13,505     19,346      42,087      68,746     55,903
                                                      -------    -------    --------    --------    -------
Loss from operations...............................    (8,361)    (8,823)    (12,912)    (27,476)    (7,179)
                                                      -------    -------    --------    --------    -------
Other income (expense):
      Interest income and other, net...............       417      1,422         744         253        319
      Interest expense.............................      (836)    (1,726)     (2,607)     (3,014)    (1,903)
                                                      -------    -------    --------    --------    -------
Net Loss...........................................   $(8,780)   $(9,127)   $(14,775)   $(30,237)   $(8,763)
                                                      =======    =======    ========    ========    =======

Basic and diluted net loss per common share (2)        $(9.78)     $(.87)     $(2.52)     $(1.97)    $(0.33)
                                                      =======    =======    ========    ========    =======
Weighted average common shares.....................       898     10,488      11,893      16,272     26,653
                                                      =======    =======    ========    ========    =======

(1) See Note 3 of Notes to Consolidated Financial Statements

(2) See Note 11 of Notes to Consolidated Financial Statements



Balance Sheet Data:

                                                                                    December 31,
                                                      ------------------------------------------------------------------------
                                                          1995         1996           1997            1998           1999
                                                      ------------  -----------  ---------------  -------------  -------------
                                                                                   (in thousands)
Cash, cash equivalents and short-term investments...       $ 6,205      $20,597         $ 8,820         $13,025        $ 5,420
Working capital.....................................         4,651       14,200            (879)          7,178          1,236
Property and equipment, net.........................         5,772       12,630          17,566          11,745          8,158
Total assets........................................        14,459       45,248          60,697          49,792         41,766
Long-term debt, net of current portion..............         4,540        8,495          11,847           9,307          2,513
Shareholders' equity................................         6,373       26,839          30,449          23,710         20,553

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company was incorporated in 1991. Through 1993, the Company was a development-stage company, principally engaged in developing its network, marketing its services to radio stations and advertising agencies, and producing and deploying terminals for use at advertising agencies, production studios and radio stations. In 1994, the Company first generated significant operating revenues from the delivery of audio commercials and the related text traffic instructions to radio stations through a nationwide network established by the Company. The Company has invested heavily in the development of its digital audio network which was nearly complete by the end of 1996. It was at that time that the Company began to promote its digital video technology service revenues from which have grown every year since that time. As the Company's audio and video network coverage has expanded to include an increasing number of radio and television stations, the number of deliveries ordered by customers has increased. At the same time, the number of deliveries performed via electronic delivery has increased relative to the number performed by physical delivery through the Company's dub and ship facility in Louisville, Kentucky.

  The Company defines a delivery as the transmission, electronic or physical, of a piece or pieces of audio or video content, generally a commercial ("spot") or a set of commercials ("tied spots") to a destination, generally a radio or television station, based on a single order from a customer. Each order usually calls for the delivery of the same spot or spots to multiple destinations, resulting in multiple deliveries. The revenue earned per delivery is dependent upon the type of service ordered, generally defined by the time interval between submission and delivery (Priority, Express, Standard or Economy), the channel from which the order is received (directly from an advertiser or advertising agency or through a dub and ship house), and the quantity of audio or video being delivered (a single spot or multiple tied spots). DG Systems derives revenue from advertising agencies, as well as production studios and dub and ship houses that consolidate and forward deliveries for their agency customers. Because the revenue earned for the delivery of the first spot is significantly greater than the revenue earned for a tied spot and because the Company's per spot electronic transmission cost is relatively constant regardless of volume, electronic deliveries that comprise a single spot are generally more profitable than deliveries which include tied spots. The Company recognizes revenue for each order on the date the content is received by the customer.

  The Company assembles, owns and maintains Receive Playback Terminals ("RPTs"), which are located in radio stations; Record Send Terminals ("RSTs"), which are located in advertising agencies and production studios; Client Workstations ("CWs") which are located in both radio stations and dealer locations; Video Record Transmission Systems ("VRTSs"), which are located primarily in production studios; and Digital Video Playback Systems ("DVPSs"), which are located in television stations. The capital required to build the network has been obtained through various stock offerings to investors, primarily venture capital firms, leasing agreements, and the Company's initial public offering, which was completed in February 1996.

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

  In September 1998, the Company acquired the assets of Digital Courier International, Inc. ("DCI"), which has provided the Company with a Canadian network for the delivery of radio advertisements, and two-way sending capability in the US and Canadian market. In late 1998, the Company commenced plans to integrate the acquired DCI assets with the Company's network with the expectation of higher operating efficiencies. The acquisition was accounted for as a purchase and the operating results and balance sheet of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction, September 25, 1998.

  The Company acquired PDR, Mediatech and DCI with the expectation that the acquisitions would result in enhanced efficiencies for the combined company, including those resulting from the capability of providing digital delivery to new customers and the capability of providing ancillary services to new and existing customers in the markets served by PDR, Mediatech and DCI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations --- Uncertainties Relating to Integration of Operations" and "--Dependence on Video Advertising Service Deployment."

Results of Operations

Revenues

  Revenues increased from $29,175,000 to $41,270,000 to $48,724,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Revenues increased in 1998 primarily due to the acquisitions of Mediatech in 1997 and DCI in 1998. In addition, the increase is due to certain other factors, including increased volume resulting from greater acceptance of the services offered by the Company and increased availability of an expanded network of Company equipment located in radio and television stations, as well as general price increases. The increase from 1998 to 1999 is due in part to including the results of operations of DCI for an entire year, as well as continued volume and price increases.

Delivery and Material Costs

  Delivery and material costs were $11,334,000, $14,630,000 and $17,857,000 in
1997, 1998 and 1999, respectively. The increase in costs in each period versus the same period of the prior year is primarily due to the increased delivery volume, as well as the acquisition of DCI and Mediatech. These costs include fees paid to other service providers for charges incurred by the Company for the receipt, transmission and delivery of information via the Company's distribution Networking Operating Center ("NOC"), costs for video and audio tapes, packaging and shipping costs required when physically duplicating and distributing a video or audio spot, and direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

  Delivery and material costs as a percentage of revenues decreased from 39% in 1997 to 35% in 1998 and increased to 37% in 1999. The decrease from 1997 to 1998 is due principally to the improvements in electronic costs of delivery for audio and video distribution as volumes have increased. In 1999, the increase in delivery and materials costs as a percentage or revenues over 1998 is due primarily to increased volumes.

  The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales price and scale economies as video deliveries increase in volume. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations ---Uncertainties Relating to Integration of Operations," "---Ability to Manage Growth," "---Dependence on Certain Suppliers" and "---Potential Fluctuations in Quarterly Results; Seasonality."

Customer Operations

  Customer operations expenses were $11,388,000, $14,780,000 and 15,138,000 in 1997, 1998 and 1999, respectively. The increase in 1998 versus 1997 is due primarily to increased costs incurred to support the greater volume of deliveries processed through the Company's San Francisco NOC as well as the consolidation of the costs of the former Mediatech and DCI operations. The increase in 1999 versus 1998 is the result of including a full year of costs in 1999 of the former DCI operations and the addition of the personnel necessary to respond to the greater volume of orders and deliveries.

  Customer operations expenses as a percentage of revenues has decreased from 39% to 36% to 31% in 1997, 1998 and 1999, respectively. These decreases are primarily due to process improvements in orders processed through the Company's NOC, which serves as the primary support for the digital network. The Company continually attempts to improve process flows in an effort to gain scale efficiencies.

  The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations -- Ability to Maintain and Improve Service Quality" and "-- Ability to Manage Growth."

Sales and Marketing

  Sales and marketing expenses were $4,417,000, $4,970,000 and $4,818,000 in 1997, 1998 and 1999, respectively. The increase in 1998 versus 1997 is due primarily to growth in marketing program costs to increase customer awareness of the Company's services. In addition, sales and marketing expenses increased due
to the acquisition of DCI.   The decrease in 1999 versus 1998 is due primarily
to the consolidation of the Company's sales and marketing efforts among all of its locations. Sales and marketing costs as a percentage of revenue has decreased from 15% to 12% to 10% of revenues for 1997, 1998 and 1999, respectively, due to greater economies of scale.

  The Company expects to continue to expand sales and marketing programs designed to introduce the Company's existing and future services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods and may fluctuate as a percentage of revenue in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ---Certain Business Considerations -- Dependence on Emerging Markets."

Research and Development

  Research and development expenses were $2,473,000, $2,780,000 and $2,577,000 in 1997, 1998 and 1999, respectively. The increase in 1998 versus 1997 is primarily due to the hiring of additional engineers to develop and enhance the Company's digital services. Research and development expenses in 1998 also increased due to the additional research and development expenses incurred as a result of its acquisition of DCI. The decrease in expenses in 1999 versus 1998 is due primarily to the capitalization of certain salaries and benefits related to internally generated software and the consolidation of the Company's research and development efforts amount all of its locations. As a percent of revenues, research and development expenses have decreased from 8% in 1997 to 7% in 1998 to 5% in 1999.

  The Company expects that increased research and development expenses will be necessary to remain competitive and that its future success will depend in part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services. The Company's research and development expenses may increase substantially in absolute dollars and may fluctuate as a percentage of revenues in future periods.

General and Administrative

  General and administrative expenses consist primarily of personnel, consulting fees, and related overhead costs for finance and general management of the Company. General and administrative expenses were $3,169,000, $4,314,000 and

$6,552,000 in 1997, 1998 and 1999, respectively. These increases were primarily due to the costs incurred to consolidate and upgrade the Company's order entry, billing and financial reporting systems and the increase in staff as a result of the acquisitions of Mediatech and DCI. As a percent of revenues, general and administrative expenses were 11%, 10% and 13% in 1997, 1998, and 1999, respectively. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.

Depreciation and Amortization

   Depreciation and amortization expense was $9,306,000 and $10,266,000 and $8,591,000 in 1997, 1998 and 1999, respectively. The increase in expenses in 1998 versus 1997 was due to the continued expansion of the Company's network. The Company acquired the bulk of its assets prior to December 31, 1996; therefore, beginning in fiscal year 1998, there has been a higher percentage of fixed assets which are reaching or have reached the end of their depreciable lives. The decline of depreciation expense in 1999 versus 1998 reflects this fact. The Company's total investment in network equipment has increased from $30.4 million to $33.2 million to $35.3 million at the end of 1997, 1998 and 1999, respectively.

  Included in depreciation and amortization is amortization expense of $787,000, $1,163,000 and $1,648,000 in 1997, 1998, and 1999, respectively, related to the goodwill and other intangible assets recorded in connection with the acquisitions of PDR Mediatech, and DCI. As discussed in the Notes to the Condensed Consolidated Financial Statements, in September 1998, the Company wrote off the remaining goodwill of its Mediatech subsidiary, approximately $16.7 million, and wrote down Mediatech's fixed assets by an additional $340,000 because it was determined that the carrying values of these assets may not be recoverable. Because of a change in Mediatech's business, it was determined that the value of the investment had permanently declined. The fair value of the Mediatech assets was determined by discounting the related expected future cash flows over the remaining life of the goodwill amortization period of 19 years.

  The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional VRTSs and DVPSs to be built and installed in production studios and television stations. The Company expects depreciation and amortization to increase in absolute dollars in proportion to this growth. However, there can be no assurance that the Company will make such investments or that such investments will result in future revenue growth. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

Interest Income and Interest Expense

  The Company has derived interest income from the short-term investment of the proceeds received in various stock offerings, including $23.7 million of net proceeds from the private placements of Common Stock in August and December 1998 and $16.4 million of net proceeds from the Series A Convertible Preferred Stock offering in July 1997. Fluctuations in interest income are due to differences in the amounts raised and the timing of each offering as well as the differences in the levels of cash used to fund Company operations and strategic acquisitions and interest rates. The Company expects that interest income will decrease in the future in proportion to the levels of cash used to fund operations and acquisition activity. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---Liquidity and Capital Resources."

  Interest expense incurred by the Company was $2,607,000, $3,014,000 and $1,903,000 in 1997, 1998 and 1999, respectively. This expense relates primarily to lease agreements used to fund the acquisition of components and equipment needed to develop the network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Total long-term debt outstanding was $19,407,000, $17,533,000 and $10,202,000 at December 31,
1997, 1998 and 1999, respectively. The Company expects that interest expense will fluctuate in the future based on the levels of borrowing. See "Management's Discussion and Analysis of Financial Position and Results of Operations ---Liquidity and Capital Resources."

Liquidity and Capital Resources

  The Company used cash in operating activities of $6.3 million and $4.8 million in 1997 and 1998, respectively, and generated cash from operating activities of $0.2 million in 1999. Cash flows from operating activities improved during 1999 as compared to 1998 primarily because revenue increased by 18% and operating expenses increased by only 8%. Cash flows from operating activities improved during 1998 as compared to 1997 primarily due to a 42% increase in revenue in 1998 as compared to 1997, while operating expense (net of the impairment of goodwill and operating assets of its subsidiary), increased by only 23% during 1998 over 1997. Additionally, the Company's accounts receivable balance, net of reserves, increased 24% from 1997; however, revenues increased 42% in 1998 over 1997, reflecting an improvement in cash collections in 1998 over the prior year. The Company's earnings before interest, taxes, depreciation and amortization has improved from a loss of $3.6 million in 1997, to a loss of $204,000 in 1998, to a gain of $1.4 million in 1999.

  The Company used $5.1 million, $2.2 million and $2.7 million of cash in 1997, 1998 and 1999, respectively, to purchase property and equipment. In addition, $0.4 million, $1.7 million and $2.0 million of property and equipment has been acquired through term lease or credit agreements in 1997, 1998 and 1999, respectively. The capital additions for each of the three years were a result of the Company's continued expansion of its network. In particular, capital additions in 1997 and 1998 were primarily in support its video delivery service plan.

  The Company completed its initial public offering in February 1996. The net proceeds to the Company in 1996 after underwriting discounts and offering expenses were $29.5 million. The Company raised $16.4 million, net of offering expenses, through its Series A Convertible Preferred Stock offering in 1997. The proceeds from these two offerings have been used in the acquisitions of PDR in November 1996 and Mediatech in July 1997, as well as to fund the acquisition of property and equipment, the payment of lease obligations and to fund the continuing operations of the Company. Approximately $20.5 million has been invested in the purchases of PDR and Mediatech and an additional $2.5 million was used to repay the promissory note payable in November 1997 as a result of the PDR acquisition. In connection with the July 1997 acquisition of Mediatech, the Company also issued 324,355 shares of the Company's Common Stock, $3.8 million of promissory notes, and assumed $5.4 million of term and line of credit debt payable by Mediatech. In August 1998, the Company raised approximately $12.7 million from a private placement of 4.6 million shares of Common Stock and in December 1998 raised approximately $11.0 million from a private placement of
3.8 million shares of Common Stock. The proceeds from these two offerings were used to fund the purchase of DCI in September 1998, as well as to fund the purchase of property and equipment, payment of lease obligations and to fund the continuing operations of the Company. In December 1999, the Company raised an additional $3.8 million from a private placement of 725,199 shares of Common Stock. See the Notes to the Financial Statements.

  The Company, through its Mediatech subsidiary, made net payments on the Mediatech line of credit of $1,402,000 in 1998. As mentioned above, the maximum available under the Mediatech line is $3,525,000, dependent upon the level of qualifying receivables maintained by Mediatech. There was no balance outstanding under this agreement at December 31, 1999, and the outstanding balance was $1,433,000 at December 31, 1998, which was approximately equal to the maximum amount available under the agreement at that time. The company repaid the outstanding balance of $476,603 on January 17, 2000.

  Principal payments on long-term debt were $8.0 million, $7.1 million and $9.3 million in 1997, 1998 and 1999, respectively, reflecting the increases in regularly scheduled payments of the increased capital lease liability incurred to finance equipment and property acquisitions. Principal payments in 1997 also included the following scheduled payments: repayment of a $2.5 million promissory note issued in connection with the PDR acquisition, $500,000 of payments on the promissory notes issued in connection with the Mediatech acquisition and $346,000 of payments on other long-term debt of Mediatech assumed by the Company in conjunction with the Mediatech acquisition.

  The Company currently has no significant capital commitments other than the commitments under capital leases and the debt assumed and notes payable issued in conjunction with the purchase of Mediatech. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and term loan commitments and other cash requirements through the fourth quarter of 2000. See "Certain Business Considerations -- Future Capital Needs; Uncertainty of Additional Funding."

Certain Business Considerations

  The Company's business is subject to the following risks in addition to those described elsewhere in this Report.

  History of Losses; Future Operating Results Uncertain. DG Systems was founded in 1991 and has incurred net losses since its inception. As of December 31, 1999, the accumulated deficit was $98.8 million. Although the Company has recently experienced growth, a significant portion of such growth is due to acquisitions. In addition, such growth rates may not be sustainable and such growth rates should not be used as an indication of future sales growth, if any, or as an indication of future operating results. The Company's future success also depends in part on continued reductions in delivery and service costs, particularly its ability to continue to automate order processing and to reduce telecommunications costs. High fixed costs of the Company's satellite delivery system and high depreciation expense related to its network equipment contribute heavily to its losses. As a result of the foregoing factors, there can be no assurance that the Company's sales will grow or that the Company's sales will be sustained in future periods. In addition, there can be no assurance that the Company will be able to reduce delivery and service costs, or that it will achieve or sustain profitability in any future period.

  Dependence on Electronic Video Advertising Delivery Service Deployment. The Company has made a substantial investment in upgrading and expanding its NOC in San Francisco, and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, the Company cannot assure that the placement of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery. The Company's inability to place units in an adequate number of stations or its inability to capture market share among content delivery customers which may be the result of price competition, new product introductions from competitors or otherwise, would seriously harm the Company's business, operating results and financial position.

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

  Ability to Maintain and Improve Service Quality. The Company's business is dependent on its ability to make cost-effective deliveries to broadcast stations within the time periods requested by customers. Any failure to do so, whether or not within our control, could result in an advertisement not being run and in the station losing air-time which it could have otherwise sold. Although the Company disclaims any liability for lost air-time, claims by stations for lost air-time may nevertheless be asserted in these circumstances and dissatisfied advertisers may refuse to make further deliveries through DG Systems in the event of a significant occurrence of lost deliveries, which would seriously harm its business, financial condition and results of operations. Although the Company maintains insurance against business interruption, such insurance may not be adequate to protect it from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster) which could result in a prolonged interruption of its business. In particular, its NOC is located in the San Francisco Bay area, which has in the past, and may in the future experience significant, destructive seismic activity that could damage or destroy the NOC. In addition, the Company's ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of its control, including:

 .  Equipment failure;

 . Interruption in services by telecommunications and satellite service providers; and

 . The inability to maintain our installed base of RSTs, RPTs, CWs, VRTSs and DVPS units that comprise its distribution network.

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

  Dependence on Technological Developments. The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. The Company's success will depend, in part, on the technological quality of its products and processes relative to those of its competitors and its ability to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective fashion. Its development efforts have been focused on:

 .  Satellite transmission technology;

 .  Video compression technology;

 .  TV station systems interfaces,

 .  Reliability and throughput enhancements to the network; and

 .  Increasing its percentage of on-line deliveries.

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

  Ability to Manage Growth. The Company has experienced growth that has resulted in new and increased responsibilities for management personnel and that has placed and continues to place a significant strain on its operating, management and financial systems and resources. To accommodate this recent growth and to compete effectively and manage future growth, it must continue to implement and improve its operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force.

  Future Capital Needs; Uncertainty of Additional Funding. The Company intends to continue making capital expenditures to produce and install RSTs, RPTs, CWs, VRTSs, and DVPS units and to introduce additional services. In addition, it continually analyzes the costs and benefits of acquiring certain businesses, products or technologies that it may from time to time identify, and its related ability to finance such acquisitions. The Company anticipates that its existing capital and cash from operations should be adequate to satisfy its capital requirements during 2000. However, the Company cannot assure that it will not require additional capital sooner than currently anticipated or that any such additional funds will be adequate to fund its capital needs, which capital needs depend upon numerous factors, including:

 .  The progress of its product development activities;

 .  The cost of increasing its sales and marketing activities; and

 .  The amount of revenues generated from operations.

None of the foregoing factors can be predicted with certainty. In addition, the Company is unable to predict the precise amount of future capital that it will require, particularly if it pursues more acquisitions. Furthermore, it can not assure that either additional financing will be available to it, or if it is available, that such additional financing will be available on acceptable terms. The Company's inability to obtain financing could seriously harm its prospects and future rates of growth. Its inability to obtain additional funding for continuing operations or an acquisition would seriously harm its business, financial condition and results of operations. Consequently, it could be required:

 .  To significantly reduce or suspend its operations;

 .  To seek a merger partner; or

 . To sell additional securities on terms that are highly dilutive to its existing investors.

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

  Dependence on Radio Advertising. Prior to its acquisitions of PDR and Mediatech, its revenues were derived principally from a single line of business, the delivery of radio advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. The Company expects the delivery of such services to continue to account for a significant portion of its revenues for some time. A decline in demand for, or average selling prices of, its radio advertising delivery services for any of the following reasons, or otherwise, would seriously harm its business, financial condition and results of operations:

 .  Competition from new advertising media;

 .  New product introductions or price competition from competitors;

 .  A shift in purchases by customers away from its premium services, such as DG
   Priority or Rush and DG Express or Same Day; and

 .  A change in the technology used to deliver such services.

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

  Competition. The Company currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. The Company competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios do not currently offer electronic delivery, they have long-standing ties to local distributors that will be difficult for us to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than it has. In September 1998, the Company acquired substantially all of the assets of DCI, a supplier of electronic distribution and communications services for the radio broadcast industry in the United States and Canada. This acquisition has resulted in:

 .  Expansion of its customer base;

 .  An increase in the number of radio stations included in its network; and

 . An improvement in its ability to provide a point to point delivery service between the radio stations and groups.

 . The Company believes that it offers the only nationwide electronic delivery option for audio spot distribution. In the market for the distribution of video content to television stations, it encounters competition from numerous large and small dub and ship houses and production studios, certain of which currently function as marketing partners with DG Systems in the audio distribution market.

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

  Many of its current and potential competitors in the markets for audio and video transmissions have substantially greater financial, technical, marketing and other resources than DG Systems. The Company may not be able to compete successfully against current and future competitors based on these and other factors. It expects that an increasingly competitive environment will result in price reductions that could result in lower profits and loss of market share, all of which would seriously harm its business, financial condition and results of operations. Moreover, the market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of its competitors to devote significantly greater resources to the development and marketing of new competitive products and services. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. Accordingly, it may not be able to compete successfully with new or existing competitors, and the effects of such competition could seriously harm its business, financial condition and results of operations.

  Risks Associated with Nasdaq National Market Listing. The holders of the registered Common Stock of DG Systems currently enjoy a substantial benefit in terms of liquidity by having such Common Stock listed on the Nasdaq National Market. This benefit would be lost if the Company were to be delisted from the Nasdaq National Market. In the past, the Company has received notice from Nasdaq that it was not in compliance with the requirements for continued listing.

  The Company believes it is currently in compliance with Nasdaq's continued listing requirements and corporate governance rules. However, it cannot assure that Nasdaq will make such a finding or that it will be able to continue to have its Common Stock listed on the Nasdaq National Market or similar public securities exchange.

  Year 2000 Impact. We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

  Fluctuations in Quarterly Results; Seasonality . The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

 .  Volume of advertising in response to seasonal buying patterns;

 .  Timing of introductions of new products and services;

 .  Increased competition;

 .  Timing of its promotional efforts; and

 .  General economic factors.

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

  Dependence on Proprietary Technology, Protection of Trademarks, Copyrights, and Other Proprietary Information; Risk of Third Party Claims of Infringement. The Company considers its trademarks, copyrights, advertising, and promotion design and artwork to be of value and important to its business. It relies on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect its proprietary rights. We do not have any patents or patent applications pending. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limit access to and distribution of its software, documentation and other proprietary information. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that it regards as proprietary. The steps that it has taken to protect its proprietary information may not prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to those of the Company. In addition, the laws of some foreign countries do not protect its proprietary rights to the same extent as do the laws of the United States. While the Company believes that its trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, it may receive future communications from third parties asserting that it is infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require the Company to enter into royalty arrangements or result in costly litigation and diversion of management personnel. If such claims are successful, the Company may not be able to obtain any licenses necessary for the operation of its business or, if obtainable, such licenses may not obtainable on commercially reasonable terms. In the event of a successful claim of infringement and its failure or inability to license the infringed or similar proprietary information, its business, financial condition and results of operations could be seriously harmed.

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

  Registration Rights. In connection with the August and December 1998 and December 1999 private placements of shares of its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company agreed to prepare and file a Registration Statement on Form S-3 (the "Registration Statement"), with the Securities and Exchange Commission for the purposes of registering the resale of such shares and to list such shares on the Nasdaq National Market. Certain other holders of its Common Stock, including former holders of its Series A Convertible Preferred Stock, previously have been granted demand and piggy-back registration rights, such that such holders were entitled to include their shares in this registration process and any such subsequent registration process. The Registration Statement, effective as of February 12, 1999, registered 15,214,220 shares of its Common Stock. The Company has agreed to use commercially reasonable efforts to keep the Registration Statement effective until the earlier of the date upon which all such shares of Common Stock may be sold by the holders thereof without registration in a single transaction pursuant to Rule 144(k) under the Securities Act of 1933 or until all such shares have been sold. In addition, in connection with the December 9, 1998 issuance of warrants to purchase its Common Stock, as further described in "Market for Registrant's Common Stock and Related Shareholder Matters," the Company granted the holders of such warrants demand registration rights with respect to the shares of Common Stock issuable upon exercise of such warrants.

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

  Expansion into International Markets. Although the Company's long-term plans include expansion of its operations to Europe and Asia, it does not at present have network operating center personnel experienced in operating in these locations. Telecommunications standards in foreign countries differ from those in the United States and may require us to incur substantial costs and expend significant managerial resources to obtain any necessary regulatory approvals and to comply with differing equipment interface and installation standards promulgated by regulatory authorities of those countries. Changes in government policies, regulations and telecommunications systems in foreign countries could require its products and services to be redesigned, causing product and service delivery delays that could seriously harm its operating results. The Company's ability to successfully enter these new markets will depend, in part, on its ability to attract personnel with experience in these locations and to attract partners with the necessary local business relationships. However, the Company cannot assure that its products and services will achieve market acceptance in foreign countries. Its inability to successfully establish and expand its international operations may also limit its ability to obtain significant international revenues and could seriously harm its business, operating results and financial condition. Furthermore, international business is subject to a number of country-specific risks and circumstances, including

 .  Different tax laws;

 .  Difficulties in expatriating profits;

 .  Currency exchange rate fluctuations; and

 .  The complexities of administering business abroad.

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

  Possible Volatility of Share Price. The trading prices of its Common Stock may be subject to wide fluctuations in response to a number of factors, including:

 .  Variations in operating results;

 .  Changes in earnings estimates by securities analysts;

 .  Announcements of extraordinary events such as litigation or acquisitions;

 .  Announcements of technological innovations or new products or services by DG
   Systems or its competitors; and

 .  General economic, political and market conditions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Arthur Andersen LLP resigned as the Company's certifying accountant on October 20, 1999. Effective October 27, 1999, the Company appointed KPMG LLP as the Company's certifying accountant. The change of certifying accountant was approved by the Audit Committee of the Board of Directors.

  Arthur Andersen's reports on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1998 and1997, were unqualified. There were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or reportable events during such periods or through the interim period ended October 20, 1999 (the date of the resignation).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One -- Election of Directors" in the definitive proxy statement to be filed with the Securities and Exchange Commission by the Company for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1999. For information with respect to executive officers of the Company, see Item 4A of this Annual Report on Form 10-K.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   1.  FINANCIAL STATEMENTS

       The following financial statements are filed as part of this Report:

                                                                                                                 Page
                                                                                                                -------
         Independent Auditors' Report.........................................................................    F-2
         Report of Independent Public Accountants.............................................................    F-3
         Consolidated Balance Sheets, as of December 31, 1999 and 1998........................................    F-4
         Consolidated Statements of Operations for the three years ended December 31, 1999....................    F-5
         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999..........    F-6
         Consolidated Statements of Cash Flows for the three years ended December 31, 1999....................    F-7
         Notes to Consolidated Financial Statements...........................................................    F-8

 (a)   2. FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts...............................................................    S-1

(a)    3.  EXHIBITS

  Exhibit Number                                                Exhibit Title
------------------                                           ------------------
3.1.1 (d)           Restated Articles of Incorporation of registrant.
3.1.2 (h)           Certificate of Determination of Rights of Series A Convertible Preferred Stock of Digital Generation
                    Systems, Inc., filed by the Secretary of State of the State of California on July 16, 1997.
3.2 (b)             Bylaws of registrant, as amended to date.
4.1 (b)             Form of Lock-Up Agreement.
4.2 (b)             Form of Common Stock Certificate.
10.1 (b)            1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory
                    Stock Option Agreement.
10.2 (b)            Form of Directors' and Officers' Indemnification Agreement.
10.3 (b)            1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.
10.4 (b)            Form of Restricted Stock Agreement.
10.5.1 (c)          Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28,
                    1995.
10.5.2 (c)          Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November
                    28, 1995.
10.6 (b)            Amendment to Warrant Agreement between the Company and Comdisco, Inc., dated January 31, 1996.
10.7(j)             Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5,
                    1997.
10.8 (b)            Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.
10.9 (b)            Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and
                    Exhibits thereto.
10.10 (b)           Master Equipment Lease between the Company and Phoenix Leasing, Inc., dated January 7, 1993.
10.15 (c)           Audio Server Network Prototype Vendor Agreement and Satellite Vendor Agreement between the Company and ABC Radio Networks, dated December 15, 1995.

  Exhibit Number                                                Exhibit Title
------------------                                           ------------------
10.17 (b)           Promissory Note between the Company and Henry W. Donaldson, dated March 18, 1994, December 5, 1994,
                    December 5, 1994, and March 14, 1995.
10.18 (b)           Warrant Agreement to purchase Series B Preferred Stock between the Company and Comdisco, Inc., dated as of October 20, 1994.
10.19 (b)           Warrant Agreement to purchase Series C Preferred Stock between the Company and Comdisco, Inc., dated as of June 13, 1995.
10.20 (b)           Warrant Agreement to purchase Series D Preferred Stock between the Company and Comdisco, Inc., dated as of January 11, 1996.
10.22 (d)           Agreement of Sublease for 9,434 rentable square feet at 855 Battery Street, San Francisco,
                    California between the Company and T.Y. Lin International dated September 8, 1995 and exhibits thereto.
10.23 (d)           Agreement of Sublease for 5,613 rentable square feet at 855 Battery Street, San Francisco,
                    California between the Company and Law/Crandall, Inc. dated September 29, 1995 and exhibits thereto.
10.24 (e)           Digital Generation Systems, Inc. Supplemental Stock Option Plan.
10.25 (e)           Stock Purchase Agreement by and among Digital Generation Systems, Inc. and PDR Productions, Inc. and
                    Pat DeRosa dated as of October 15, 1996 and exhibits thereto.
10.26 (f)           Amendment to Stock Purchase Agreement dated November 8, 1996, among Digital Generation Systems,
                    Inc., and Pat DeRosa.
10.27 (h)           Loan Agreement dated as of January 28, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.28 (i)           Stock Purchase Agreement, dated as of July 18, 1997, by and between Digital Generation Systems,
                    Inc., a California corporation, IndeNet, Inc., a Delaware Corporation, and exhibits thereto.
10.29 (i)           Preferred Stock Purchase Agreement, dated as of July 14, 1997, by and among Digital Generation
                    Systems, Inc. and the parties listed on the Schedule of Purchasers attached, as Exhibit A thereto.
10.30 (i)           Amendment to Preferred Stock Purchase Agreement, dated as of July 23, 1997, by and among Digital
                    Generation Systems, Inc. and the purchasers listed on the Exhibit A thereto.
10.31 (k)           Loan Agreement dated as of December 1, 1997 between Digital Generation Systems, Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.32 (k)           First Amendment to Loan Agreement dated as of January 28, 1997 between Digital Generation Systems,
                    Inc. as Borrower, and Venture Lending and Leasing, Inc. as Lender and exhibits thereto.
10.33 (l)           Common Stock Subscription Agreement for private placement of Company's Common Stock at $2.80 per share.
10.34 (m)           Sale and Purchase Agreement, dated September 10, 1998, by and between Grant Thornton Limited, in its capacity as Receiver-Manager of Digital Courier International Corporation and Digital Courier
                    International, Inc. and Digital Generation Systems, Inc. and exhibits thereto.
10.35 (n)           Series A Preferred Stock Conversion Agreement dated as of August 12, 1998.
10.36 (p)           Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its securityholders.
10.37 (p)           Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the
                    Registrant and certain of its securityholders
10.38 (p)           Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its securityholders.
10.39 (q)           Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.40 (q)           Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott
                    Ginsburg.
10.41 (q)           Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

  Exhibit Number                                                Exhibit Title
------------------                                           ------------------

10.42 (q)           Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg.
10.43 (q)           Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K.
                    Ginsburg
10.44 (a)           Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its securityholders.
10.45 (a)           Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.
11.1 (a)            Statements of computation of weighted average common shares.
21.1 (a)            Subsidiaries of the Registrant.
23.1 (a)            Consent of KPMG LLP.
23.2 (a)            Consent of Arthur Andersen, LLP.
27   (a)            Financial Data Schedule.

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

(q) Incorporated by reference to the exhibit bearing the same number filed with registrant's Annual Report on Form 10-K filed March 29, 1999.

(b)  Reports on Form 8-K

   Current Report on Form 8-K filed on October 27, 1999 regarding the October 20, 1999 resignation of Arthur Andersen, LLP as the Company's Certified Public Accountants and the October 27, 1999 appointment of KPMG LLP as the Company's Certified Public Accountants.

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

                                      DIGITAL GENERATION SYSTEMS, INC.

Dated:  March 28, 2000                By:   /S/  MATTHEW E. DEVINE
                                            -----------------------
                                            Matthew E. Devine
                                            Chief Executive Officer


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

Signature                                                      Title                                    Date
---------------------------------------  --------------------------------------------------  --------------------------

/s/  SCOTT K. GINSBURG                                 Chairman of the Board                       March 28, 2000
---------------------------------------
Scott K. Ginsburg                            and Director (Principal Executive Officer)


/s/  MATTHEW E. DEVINE                                Chief Executive Officer                      March 28, 2000
---------------------------------------
Matthew E. Devine                                           and Director


/s/  OMAR A. CHOUCAIR                                 Chief Financial Officer                      March 28, 2000
---------------------------------------
Omar A. Choucair                            (Principal Financial and Accounting Officer)


/s/  DAVID M. KANTOR                                          Director                             March 28, 2000
---------------------------------------
David M. Kantor


/s/  MICHAEL G. LINNERT                                       Director                             March 28, 2000
---------------------------------------
Michael G. Linnert


/s/  LAWRENCE D. LENIHAN, JR.                                 Director                             March 28, 2000
---------------------------------------
Lawrence D. Lenihan, Jr.


               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Independent Auditors' Report..................................................................................   F-2
Report of Independent Public Accountants.......................................................................  F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998...................................................  F-4
Consolidated Statements of Operations for the three years ended December 31, 1999..............................  F-5
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999....................  F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 1999..............................  F-7
Notes to Consolidated Financial Statements.....................................................................  F-8


               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Generation Systems, Inc.:

  We have audited the accompanying consolidated balance sheet of Digital Generation Systems, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index for the year ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                      KPMG LLP

Dallas, Texas
February 25, 2000

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Generation Systems, Inc.:

  We have audited the accompanying consolidated balance sheet of Digital Generation Systems, Inc. (a California Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. Information included in this schedule for the years ended December 31, 1998 and 1997 has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN, LLP

San Francisco, California
January 26, 1999

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       December 31,       December 31,
                                                                           1999               1998
                                                                    ------------------  -----------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                          $  5,420           $ 13,025
          Accounts receivable, less allowance for doubtful
               accounts of $1,659 in 1999 and $1,895 in 1998                   12,799              9,995
          Prepaid expenses and other                                            1,717                933
                                                                             --------           --------
               Total current assets                                            19,936             23,953
                                                                             --------           --------
PROPERTY AND EQUIPMENT, at cost:
          Network equipment                                                    35,304             33,211
          Office furniture and equipment                                        5,833              3,730
          Leasehold improvements                                                  793                542
                                                                             --------           --------
                                                                               41,930             37,483
          Less - Accumulated depreciation and amortization                    (33,772)           (25,738)
                                                                             --------           --------
               Property and equipment, net                                      8,158             11,745
                                                                             --------           --------
GOODWILL AND OTHER ASSETS, net                                                 13,672             14,094
                                                                             --------           --------
                                                                             $ 41,766           $ 49,792
                                                                             ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable                                                   $  7,781           $  3,035
          Accrued liabilities                                                   3,230              4,081
          Line of credit                                                           --              1,433
          Current portion of long-term debt                                     7,689              8,226
                                                                             --------           --------
               Total current liabilities                                       18,700             16,775
                                                                             --------           --------
LONG-TERM DEBT, net of current portion                                          2,513              9,307
                                                                             --------           --------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
         Convertible preferred stock, no par value -
          Authorized - - 15,000,000 shares
          Outstanding - - none                                                     --                 --
         Common Stock, no par value -
          Authorized - - 100,000,000 shares at December 31, 1999;
           40,000,000 shares at December 31, 1998
          Outstanding - - 27,530,170 shares at December 31, 1999
           and 26,239,520 shares at December 31, 1998                         119,519            114,131
         Receivable from issuance of common stock                                (194)              (369)
         Accumulated other comprehensive income                                    52                  9
         Accumulated deficit                                                  (98,824)           (90,061)
                                                                             --------           --------
                         Total shareholders' equity                            20,553             23,710
                                                                             --------           --------
                                                                             $ 41,766           $ 49,792
                                                                             ========           ========



  The accompanying notes are an integral part of these consolidated financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                               Years Ended December 31,
                                                             -------------------------------------------------------------
                                                                    1999                 1998                 1997
                                                             -------------------  -------------------  -------------------
REVENUES                                                                $48,724             $ 41,270             $ 29,175
                                                                        -------             --------             --------

COSTS AND EXPENSES:
       Delivery and material costs                                       17,857               14,630               11,334
       Customer operations                                               15,138               14,780               11,388
       Sales and marketing                                                4,818                4,970                4,417
       Research and development                                           2,577                2,780                2,473
       General and administrative                                         6,552                4,314                3,169
       Write down of goodwill and fixed assets (Note 3)                      --               17,006                   --
       Non-recurring charges                                                370                   --                   --
       Depreciation and amortization                                      8,591               10,266                9,306
                                                                        -------             --------             --------
                   Total expenses                                        55,903               68,746               42,087
                                                                        -------             --------             --------
LOSS FROM OPERATIONS                                                     (7,179)             (27,476)             (12,912)
OTHER INCOME (EXPENSE):
       Interest income and other, net                                       319                  253                  744
       Interest expense                                                  (1,903)              (3,014)              (2,607)
                                                                        -------             --------             --------
NET LOSS                                                                $(8,763)            $(30,237)            $(14,775)
                                                                        =======             ========             ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 11)                    $(0.33)              $(1.97)              $(2.52)
                                                                        =======             ========             ========

WEIGHTED AVERAGE COMMON SHARES                                           26,653               16,272               11,893
                                                                        =======             ========             ========



  The accompanying notes are an integral part of these consolidated financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                               Convertible                               Receivable     Accumulated
                                             Preferred stock          Common stock          From           Other
                                          ----------------------  --------------------   Issuance of   Comprehensive
                                            Shares      Amount      Shares     Amount   Common stock   Income (Loss)
                                          -----------  ---------  ----------  --------  -------------  --------------
BALANCE AT DECEMBER 31, 1996                      --         --   11,653,625  $ 55,138         $(175)  $          --
      Issuance of Series A preferred
         stock, net of issuance costs
         of $1,100                         4,950,495   $ 16,400           --        --            --              --

      Preferred stock deemed dividend             --    (15,161)          --        --            --              --

      Issuance of Common Stock in
         connection with acquisition
         of Mediatech                             --         --      324,355     1,906            --              --

      Exercise of stock options                              --      144,699        79            --              --

      Net loss                                    --         --           --        --            --              --
                                        ------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997               4,950,495     31,561   12,122,679    57,123          (175)             --


      Conversion of Series A preferred
         stock to Common Stock, net
         of issuance costs of $486        (4,950,495)   (31,561)   4,950,495    31,075            --              --

      Preferred stock deemed dividend
         resulting from conversion of
         Series A preferred stock                 --         --      495,035     1,764            --              --

      Issuance of common stock in
         private placements, net of
         issuance costs of $370                   --         --    8,432,499    23,480            --              --

      Warrants issued in relation to
         common stock private placement           --         --           --        12            --              --

      Issuance of restricted stock
         for promissory note                      --         --       50,000       194          (194)             --

      Exercise of stock options                   --         --      164,701       371            --              --

      Stock issued for services                   --         --       10,000        80            --              --

      Purchase of shares through ESPP             --         --       14,111        32            --              --

      Foreign currency translation
         adjustment                               --         --           --        --            --               9

      Net loss                                    --         --           --        --            --              --
                                        --------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                      --         --   26,239,520   114,131          (369)              9


      Issuance of common stock in
         private placement                        --         --      725,199     3,750            --              --

      Exercise of Warrants                        --         --       11,967        --            --              --

      Forgiveness of promissory note              --         --           --        --           175              --

      Exercise of stock options                   --         --      507,686     1,518            --              --

      Purchase of shares through ESPP             --         --       45,798       120            --              --

      Foreign currency translation
         adjustment                               --         --           --        --            --              43

      Net loss                                    --         --           --        --            --              --
                                        --------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                      --   $     --   27,530,170  $119,519         $(194)            $52
                                        ================================================================================


                                                            Total
                                           Accumulated   Shareholders'   Comprehensive
                                             Deficit        Deficit           Loss
                                          ------------  --------------  --------------
BALANCE AT DECEMBER 31, 1996              $(28,124)       $(28,124)
      Issuance of Series A preferred
         stock, net of issuance costs
         of $1,100                              --          16,400              --

      Preferred stock deemed dividend     $(15,161)             --              --

      Issuance of Common Stock in
         connection with acquisition
         of Mediatech                           --           1,906              --

      Exercise of stock options                 --              79              --

      Net loss                             (14,775)        (14,775)       $(14,775)
                                        ---------------------------------------------

BALANCE AT DECEMBER 31, 1997               (58,060)         30,449         (14,775)
                                                                        =============

      Conversion of Series A preferred
         stock to Common Stock, net
         of issuance costs of $486              --            (486)             --

      Preferred stock deemed dividend
         resulting from conversion of
         Series A preferred stock           (1,764)             --              --

      Issuance of common stock in
         private placements, net of
         issuance costs of $370                 --          23,480              --

      Warrants issued in relation to
         common stock private placement         --              12              --

      Issuance of restricted stock
         for promissory note                    --              --              --

      Exercise of stock options                 --             371              --

      Stock issued for services                 --              80              --

      Purchase of shares through ESPP           --              --              --

      Foreign currency translation
         adjustment                             --               9               9

      Net loss                             (30,237)        (30,237)        (30,237)
                                        ---------------------------------------------

BALANCE AT DECEMBER 31, 1998               (90,061)         23,710         (30,228)
                                                                         =============

      Issuance of common stock in
         private placement                      --           3,750              --

      Exercise of Warrants                      --              --              --

      Forgiveness of promissory note            --             175              --

      Exercise of stock options                 --           1,518              --

      Purchase of shares through ESPP           --             120              --

      Foreign currency translation
         adjustment                             --              43              43

      Net loss                              (8,763)         (8,763)         (8,763)
                                        ---------------------------------------------
BALANCE AT DECEMBER 31, 1999              $(98,824)       $ 20,553        $ (8,720)
                                        =============================================

  The accompanying notes are an integral part of these consolidated financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Years Ended December 31,
                                                                                 ---------------------------------
                                                                                   1999        1998        1997
                                                                                 ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                 $(8,763)   $(30,237)   $(14,775)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
              Depreciation and amortization                                         8,106       9,103       8,519
              Amortization of goodwill and intangibles                                486       1,163         787
              Write-down of goodwill and fixed assets (Note 3)                         --      17,006          --
              Common stock issued for services                                         --          80          --
              Provision for doubtful accounts                                         538       1,142         246
              Changes in operating assets and liabilities --
                   Accounts receivable                                             (3,512)     (1,953)       (122)
                   Prepaid expenses and other assets                                 (659)       (213)       (212)
                   Accounts payable and accrued liabilities                         3,957        (882)       (751)
                                                                                  -------    --------    --------

                         Net cash provided by (used in) operating activities          153      (4,791)     (6,308)
                                                                                  -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of short-term investments                                           --      (2,013)     (8,810)
         Maturities of short-term investments                                          --       3,000      18,738
         Acquisition of Mediatech, net of cash acquired                                --          --     (13,921)
         Proceeds from the sale of property, plant and equipment                       75          --          --
         Acquisition of DCI                                                            --      (9,131)         --
         Purchase of property and equipment                                        (2,653)     (2,162)     (5,131)
                                                                                  -------    --------    --------

                         Net cash used in investing activities                     (2,578)    (10,306)     (9,124)
                                                                                  -------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock, net                                5,563      23,975          79
         Proceeds from issuance of convertible preferred stock                         --          --      16,400
         Costs of converting preferred stock to common stock                           --        (486)         --
         Proceeds from line of credit                                               1,148      13,365       7,686
         Payments on line of credit                                                (2,581)    (14,767)     (8,027)
         Proceeds from short-term loans                                                --          --       6,000
         Repayment of short-term loans                                                 --          --      (6,000)
         Proceeds from issuance of long-term debt                                      --       5,233       5,419
         Payments on long-term debt                                                (9,308)     (7,106)     (7,974)
                                                                                  -------    --------    --------

                         Net cash (used in) provided by financing activities       (5,178)     20,214      13,583
                                                                                  -------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 2         (75)         --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (7,605)      5,192      (1,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   13,025       7,833       9,682
                                                                                  -------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 5,420    $ 13,025    $  7,833
                                                                                  =======    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                              $ 2,199    $  2,777    $  2,502
                                                                                  =======    ========    ========


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

2.  Summary of Significant Accounting Policies:

Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Foreign Currencies

  Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income. Revenue, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains (losses) on foreign currency transactions of ($28,000) and $10,000 for the years ended December 31, 1999 and 1998, respectively, are included in interest income and other, net in the consolidated statements of operations.

Research and Development

  Research and development costs are charged to expense as incurred.

Goodwill

  Goodwill, which represents the excess of purchase price over the fair value of net identifiable assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Impairment of Long-Lived Assets

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Cash and Cash Equivalents

  Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of December 31, 1999 and December 31, 1998, cash equivalents consist principally of U.S. Treasury Bills.

Property and Equipment

  Network equipment includes the network operating center, record send terminals, receive playback terminals, video record transmission systems, digital video playback systems and the related terminal and system components as well as audio and video taping and dubbing equipment. The Company records its property and equipment at cost and depreciates it on a straight-line basis over its estimated useful life, generally three years. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

Revenue Recognition

  Revenues for distribution services which are digitally transmitted are recognized for each transaction on the date audio, video or related information is successfully transmitted from the Company's operating facilities to the destination ordered. Revenues for distribution services of analog audio or videotapes are recognized as the tapes are shipped.

Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plans

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

  The Company believes that a concentration of credit risk with respect to accounts receivable is limited because its customers are geographically dispersed and the end users (the customer's clients) are diversified across industries.

  The Company's receivables are principally from advertising agencies, dub and ship houses, and syndicated programmers. The Company's revenues are not contingent on its customers' sales or collections. However, the timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customer's clients). The Company provides reserves for credit losses.

Supplemental Cash Flow Information

  Non-cash investing and financing activities for 1999, 1998 and 1997 consisted of the following (in thousands):

                                                                             Years Ended December 31,
                                                                             -------------------------
                                                                              1999     1998     1997
                                                                             -------  -------  -------
Property and equipment financed with capitalized lease obligations.........   $1,977  $ 1,663  $   400
Long-term debt used to finance Mediatech acquisition.......................       --       --    3,850
Common Stock issued to finance Mediatech acquisition.......................       --       --    1,906
Preferred stock deemed dividend............................................       --    1,764   15,161
Conversion of preferred stock to Common Stock..............................       --   31,561       --
Common Stock issued for services...........................................       --       80       --

Reclassifications

  Certain reclassifications were made to the 1997 and 1998 condensed consolidated financial statements to conform to the 1999 presentation.

3.  Acquisitions:

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

  The Mediatech acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of net assets acquired of approximately $17.8 million was included in Goodwill and Other Assets. The operating results of Mediatech have been included in the consolidated results of the Company from the date of the closing of the transaction, July 18, 1997.

  Due to a change in Mediatech's business, in September 1998 the Company wrote off the remaining goodwill resulting from the Mediatech acquisition ($16.7 million) and a portion of the fixed assets ($340,000), as it was determined that their carrying values were not recoverable.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DCI

  On September 25, 1998, the Company acquired substantially all of the property and assets of Digital Courier International, Inc. ("DCI"), including all accounts receivable, inventories, contracts, equipment, real property leases and other related assets. DCI is in the business of supplying electronic distribution and communications services for the radio broadcast industry in the United States and Canada.

  The Company paid $13.5 million in Canadian dollars (approximately US $9.06 million) for DCI. The DCI acquisition was accounted for as a purchase. The excess of purchase price and acquisition costs over the fair value of assets acquired of approximately $6.2 million is included in Goodwill and Other Assets in the accompanying consolidated balance sheets, and is being amortized over a twenty year period. The operating results of DCI have been included in the consolidated results and balances of the Company from the date of the closing of the transaction.

Pro Forma Results

  The following table reflects unaudited pro forma combined results of operations of the Company on the basis that the acquisitions of both Mediatech and DCI had taken place at the beginning of the fiscal years presented:

                                                                                                        Years Ended
                                                                                                        December 31,
                                                                                            ------------------------------------
                                                                                                  1999               1998
                                                                                            -----------------  -----------------
Revenues..................................................................................           $48,724           $ 44,506
Net loss..................................................................................            (8,763)           (35,277)
Basic and diluted net loss per common share...............................................           $ (0.33)          $  (3.10)

  The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions of Mediatech and DCI been consummated at the beginning of 1998, or of future operations of the combined companies.

4.    Accrued Liabilities:

  Accrued liabilities consist of the following (in thousands):

                                               December 31,
                                     --------------------------------
                                          1999             1998
                                     ---------------  ---------------
Telecommunications costs...........           $    4           $  715
Employee compensation..............            1,115              897
Legal and professional fees........              135              557
Other..............................            1,976            1,912
                                              ------           ------
                                              $3,230           $4,081
                                              ======           ======

5.    Commitments and Contingencies:

  The Company leases its facilities and certain equipment under non-cancelable operating leases. As of December 31, 1999, future minimum annual payments under these leases are as follows (in thousands):

Years Ending December 31,
---------------------------------------
2000...................................    $1,485
2001...................................       898
2002...................................       535
2003...................................       503
2004...................................       503
Thereafter.............................       953
                                           ------
                                           $4,877
                                           ======

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Rent expense totaled approximately $1,432,000, $1,391,000 and $1,540,000 in 1999, 1998 and 1997, respectively.

  In addition, as of December 31, 1999, the Company had non-cancelable future minimum purchase commitments with its primary telephone service provider. These commitments range between $4.6 million and $6.2 million per year and extend through December 2001.

  The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of the pending legal matters will have a material adverse effect on the Company's results of operations, financial position or liquidity.

  The Company has employment agreements with certain of its key executives. In general, the agreements provide for base salaries, bonuses, option grants based on certain performance criteria, and termination payments.

6.  Line of Credit:

  Mediatech is party to a financing agreement with a bank which provides a revolving line of credit to fund the working capital requirements of Mediatech. The agreement is collateralized by a security agreement covering substantially all of the assets of Mediatech. The interest rate on advances under the agreement is the bank's reference rate, approximately equal to the prime rate, plus 2.25%. There was no balance outstanding under this agreement at December 31, 1999 and this Line of Credit was terminated in January 2000.

7.  Long-Term Debt:

  The Company has used several lease and loan agreements to finance the purchase of certain property and equipment. Borrowings are secured by the equipment. The cost of equipment under lease and term loan obligations at December 31, 1999 and 1998 was $14,321,000 and $22,588,000, respectively. Related accumulated depreciation at December 31, 1999 and 1998 was $10,135,000 and $15,644,000,
respectively. The primary lease term has expired for certain of the equipment under lease. Such equipment continues to be leased on a month to month basis. These loans have repayment terms of 36 to 60 months and the Company has the option at the end of the terms to purchase the equipment at mutually agreed upon prices not to exceed 10 to 20% of the equipment's original cost. As of December 31, 1999, approximately $0.1 million remained available under these agreements to fund future capital requirements.

  In December 1997 the Company entered an agreement to finance an additional $2.0 million of equipment purchases and $3.5 million of working capital through a long-term facility. At December 31, 1999, $5.4 million has been financed through this agreement. The agreement has repayment terms consistent with those discussed in the preceding paragraph.

  In August 1999 the Company entered into an agreement to finance an additional $2.0 million of equipment purchases through a long-term facility with a repayment term of 24 months. The cost of equipment under this lease obligation at December 31, 1999 was $2.0 million. Related accumulated depreciation at December 31, 1999 was $0.2 million.

  Mediatech has long-term debt outstanding per the terms of a promissory note signed in February 1997. The remaining principal balance of the note was $1.1 million at December 31, 1999. The note bears interest at the bank's reference rate, approximately equal to the prime rate, plus 2.25% (10.75% at December 31, 1999) and principal and interest payments are due monthly. This note is payable to the same creditor that provided the line of credit discussed in Note 6 and is collateralized by substantially all of the assets of Mediatech.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Future minimum lease and long-term debt payments as of December 31, 1999, are as follows (in thousands):

Years Ending December 31,                                                     Lease         Long-term
-------------------------                                                    Payments          Debt

2000....................................................................        $ 6,694           $1,690
2001....................................................................          2,373              297
                                                                                -------           ------
Total minimum debt payments.............................................          9,067           $1,987
Less - Amount representing interest (effective interest                                           ======
            rates ranging from 9 percent to 19 percent).................           (852)
                                                                                -------
Present value of minimum lease payments.................................          8,215
Less -- Current portion.................................................         (5,999)
                                                                                -------
Long-term portion.......................................................        $ 2,216
                                                                                =======

8.    Capital Stock:

  In July and August 1998, the Company's Board of Directors authorized the issuance of up to $ 13.0 million of Common Stock in a private placement transaction. The Company issued 4,589,287 common shares to current institutional and closely associated investors at $2.80 per share. Proceeds to the Company, net of issuance costs, was approximately $12.7 million.

  In December 1998, the Company's Board of Directors authorized the issuance of up to $11.0 million of Common Stock in a private placement transaction. The Company issued 2,920,134 common shares to Scott Ginsburg, the Company's Chief Executive Officer, at $3.25 per share. In addition, the Company authorized the sale and issuance of up to $3.0 million of Common Stock in a private placement transaction. The Company issued 923,078 common shares to current institutional and closely associated investors at a price of $3.25 per share.

  In December 1999, the Company's Board of Directors authorized the issuance of Common Stock in a private placement transaction. The company issued 725,199 common shares to current institutional and closely associated investors at a price of $5.17 per share.

  In December 1999, the Company wrote off a note receivable from an executive officer in the amount of $175,000 that was issued in connection with a restricted stock purchase agreement, pursuant to which the executive officer purchased an aggregate of 487,500 shares of the Company's Common Stock. A charge to expense of $175,000 was recorded in 1999 for this transaction.

  The Company and an employee are parties to a restricted stock purchase agreement, pursuant to which the Company loaned the employee money under a nonrecourse note and the employee purchased an aggregate of 50,000 shares of the Company's Common Stock. As of December 31, 1999, all of these restricted shares held by the employee were subject to the Company's right to repurchase within the terms of the stock purchase agreement.

Series A Convertible Preferred Stock

  During 1997, the Company issued 4,950,495 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). There was a beneficial conversion feature associated with the Series A Preferred Stock. The difference between the publicly traded price per share and the sales price per share has been reflected as a deemed dividend to the preferred shareholders in the accompanying consolidated statements of shareholders' equity. This deemed dividend results in an increase in loss attributable to common shareholders in the computation of basic and diluted loss per share for the year ended December 31, 1997. In July 1998, the Series A Preferred Stock was converted to Common Stock per the terms of the Series A Preferred Stock Conversion Agreement effective August 14, 1998. The conversion of the Series A Preferred Stock to Common Stock resulted in an additional deemed dividend to the preferred shareholders. This deemed dividend results in an increase in loss attributable to common shareholders in the computation of basic and diluted earnings per share for the year ended December 31, 1998.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

  The Company has issued warrants in connection with certain financing and leasing transactions and common stock offerings. All of the outstanding warrants are convertible into common stock. A summary of outstanding warrants at December 31, 1999, 1998 and 1997 and changes during the years then ended follows:

                                                          1999                   1998                 1997
                                                  ---------------------  --------------------  -------------------
                                                               Wtd Avg               Wtd Avg              Wtd Avg
                                                   Warrants   Ex. Price  Warrants   Ex. Price  Warrants  Ex. Price
                                                  ----------  ---------  ---------  ---------  --------  ---------
Outstanding at beginning of the year              3,926,244       $3.55    492,177      $5.69   193,025      $5.58
Granted                                                  --          --  3,470,067       3.25   299,152       5.77
Exercised                                           (71,174)       2.70         --         --        --         --
                                                  ---------       -----  ---------      -----   -------      -----
Outstanding at end of the year                    3,891,070       $3.57  3,962,244      $3.55   492,177      $5.69
                                                  =========       =====  ---------      =====   =======      =====

  The warrants outstanding at December 31, 1999 expire on various dates from 2001 through 2006. The warrants exercised in 1999 were done by exchanging the entire warrant for shares of common stock equal to the net value of the warrant.

9.  Stock Plans:

  The Company has three Stock Option Plans:

1992 Stock Option Plan

  Under the Company's 1992 Stock Option Plan, (the "1992 Plan"), the Company may issue up to 4,950,000 shares of Common Stock to employees, officers, directors and consultants. At the Company's Annual Shareholders' Meeting in September 1999, the shareholders approved an increase of 2,000,000 shares from the previously authorized total of 2,950,000. The exercise price and terms of the options granted is determined by the Board of Directors, provided that such price cannot be less than the fair value of the Common Stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the Common Stock on the date of grant. The options generally vest over four years. The 1992 Plan provides that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares. The term of the options granted is seven years. No options have been granted at less than fair value under this plan.

1996 Supplemental Option Plan

  In 1996, the Company's Board of Directors adopted the 1996 Supplemental Option Plan. Under this Plan, the Company may issue up to 750,000 shares of Common Stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.

1995 Director Option Plan

  In 1995, the Company's Board of Directors adopted the 1995 Director Option Plan (the "Director Plan"). A total of 300,000 shares of Common Stock has been reserved for issuance under the Director Plan. At the Company's Annual Shareholders' Meeting in September 1999, the shareholders approved an increase of 200,000 shares from the previously authorized total of 100,000. The Director Plan provides that each future non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company and an additional option to purchase 2,500 shares of Common Stock (the "Subsequent Option") on each anniversary date thereafter. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted is ten years.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock Option Compensation Expense

  The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for the its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant of the stock options consistent with the method of SFAS No. 123, the Company's net loss (in thousands) and loss per share would have been changed to the pro forma amounts indicated below:


                                                                    1999           1998           1997
                                                                -------------  -------------  -------------
Net Loss                                        As reported         $ (8,763)      $(30,237)      $(14,775)
                                                Pro forma           $(11,689)      $(32,409)      $(15,876)
Basic and diluted net loss per common share     As reported         $  (0.33)      $  (1.97)      $  (2.52)
                                                Pro forma           $  (0.44)      $  (2.10)      $  (2.61)

  The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively; risk-free interest rates of 6.4%, 4.7% and 7.8%; a dividend yield of 0%; and volatility factors of the expected market price of the Company's common stock of 112%, 194% and 75%.

  A summary of the Company's fixed stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:


                                                           1999                     1998                      1997
                                                  -----------------------  -----------------------  ------------------------
                                                              Wtd Avg Ex.              Wtd Avg Ex.               Wtd Avg Ex.
                                                    Shares       Price       Shares       Price       Shares        Price
                                                  ----------  -----------  ----------  -----------  -----------  -----------
Outstanding at beginning of the year              3,087,031         $3.78  2,682,707         $4.21   1,806,355         $5.29
Granted                                           2,024,500          4.95  1,270,250          3.12   2,187,000          4.94
Exercised                                          (507,686)         2.99   (164,701)         2.25    (144,699)         0.55
Canceled                                           (573,006)         4.50   (701,225)         4.61  (1,165,949)         7.71
                                                  ---------         -----  ---------         -----  ----------         -----
Outstanding at end of the year                    4,030,839         $4.36  3,087,031         $3.78   2,682,707         $4.21
                                                  =========         =====  ==========        =====  ==========         =====
Exercisable at end of the year                    1,262,767         $3.90  1,159,767         $3.79     543,653         $2.74
Weighted average fair value of options granted                      $3.55                    $2.85                     $2.69


The following table summarizes information about stock options outstanding at December 31, 1999:


Options Outstanding                                                                            Options Exercisable
--------------------------------------------------------------------------------------  ----------------------------------
                               Number          Weighted-Average       Weighted-Average       Number        Weighted-Average
 Range of Exercise Prices    Outstanding  Remaining Contractual Life   Exercise Price     Exercisable       Exercise Price
---------------------------  -----------  --------------------------  ----------------  ----------------    ----------------
   $0.20   -   $2.65             381,673                        4.70             $1.87           232,974             $1.42
   $2.75   -   $5.00           1,714,916                        5.15             $3.75           821,088             $4.02
   $5.125   -   $10.125        1,934,250                        6.18             $5.40           208,705             $6.21
                               ---------                                                       ---------
   $0.20   -   $10.125         4,030,839                                                       1,262,767
                               =========                                                       =========


  As of December 31, 1999, there were 937,804 shares available for future grant under the stock option plans.

10.  Income Taxes

  There was no income tax expense (benefit) in 1999, 1998, or 1997 due to the existence of net operating losses and a full valuation allowance for related deferred tax assets.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Components of deferred tax assets at December 31, 1999 and 1998 are as follows (in thousands):

                                                                                1999           1998
                                                                            -------------  -------------
Net operating loss carryforwards..........................................      $ 16,992       $ 16,338
Cumulative temporary differences..........................................         3,841          3,366
Research and development credit...........................................           768            768
                                                                                --------       --------
Total gross deferred tax asset............................................        21,601         20,472
Less valuation allowance..................................................       (21,601)       (20,472)
                                                                                --------       --------
Net deferred tax assets...................................................      $    --        $    --
                                                                            ============   ============


  The net operating loss and research and development credit carryforwards of approximately $48 million and $768,000, respectively, will expire on various dates from 2007 to 2019. Utilization of these carryforwards may be annually limited if there is a change in the Company's ownership, as defined by the Internal Revenue Code.

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company, the lack of profitability to date and the variability of operating results.

11.  Net Loss Per Share

  Under Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and Common Stock equivalents during the period. Due to losses, inclusion of Common Stock equivalents would be anti-dilutive. Therefore, basic and diluted earnings per share for the Company are the same.

  For the year ended December 31, 1998, the net loss per share was computed as net loss of $30,237,000 plus $1,764,000 relating to the preferred stock deemed dividend (Note 8) divided by the weighted average common shares outstanding. For the year ended December 31, 1997, the net loss per share was computed as net loss of $14,775,000 plus $15,161,000 relating to the preferred stock deemed dividend (Note 8) divided by the weighted average common shares outstanding.

12.  Segment Information

  The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its operating segments based on these geographic areas.

  The information in the following tables is derived directly from the internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of December 31, 1999, 5% of operating assets are located outside of the United States. At December 31, 1998 and 1997, the balance sheet information for the Company's Los Angles segment was maintained as part of the Chicago segment and was impractical to break out separately.

                                                    For the Year Ended December 31, 1999
                                                                In $000's
                                  --------------------------------------------------------------------------

                                  San Francisco   New York  Chicago   Los Angeles  Vancouver   Consolidated
                                  --------------  --------  --------  -----------  ----------  -------------
Revenue                                $ 16,340    $12,037   $13,605       $2,219    $ 4,523        $48,724

Net income (loss)                      $(12,458)   $ 2,877   $ 1,805       $  240    $(1,227)       $(8,763)

Total identifiable assets              $ 15,875    $10,081   $ 4,943       $1,996    $ 8,871        $41,766

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         For the Year Ended December 31, 1998
                                                                     In $000's
                                     -----------------------------------------------------------------------------

                                     San Francisco   New York   Chicago    Los Angeles   Vancouver   Consolidated
                                     --------------  --------  ----------  ------------  ----------  -------------
 Revenue                                  $ 15,976    $10,125   $ 10,829        $2,842      $1,498       $ 41,270

 Net income (loss)                        $(10,910)   $ 1,265   $(19,975)       $ (191)     $ (426)      $(30,237)

 Total identifiable assets                $ 22,737    $10,060   $  7,514        $   --      $9,481       $ 49,792

                                                       For the Year Ended December 31, 1997
                                                                   In $000's
                                   --------------------------------------------------------------------------
                                   San Francisco   New York   Chicago   Los Angeles  Vancouver  Consolidated
                                   --------------  --------  ---------  -----------  ---------  -------------
Revenue                                 $ 13,461     $8,384   $ 7,330   $  --        $  --          $ 29,175

Net income (loss)                       $(12,745)    $  410   $(2,440)  $  --        $  --          $(14,775)

Total identifiable assets               $ 29,997     $2,485   $28,214   $  --        $  --          $ 60,697

13.    Pretax Savings Plan

  The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least six months of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 1998 of $10,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contributions to the plan in 1999, 1998 or 1997 to the plan.

14.  New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

                       DIGITAL GENERATION SYSTEMS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at           Additions
                                    Beginning of          Charged to                                         Balance at
   Classification                     Period              Operations          Other (a)       Writeoffs     End of Period
-------------------------------   -----------------    ----------------   --------------   --------------   --------------
Allowance for Doubtful Accounts
Year Ended:
December 31, 1997..............   $  257,000            $  246,000          $259,000         $(177,000)       $  585,000

December 31, 1998..............   $  585,000            $1,142,000          $186,000         $ (18,000)       $1,895,000

December 31, 1999..............   $1,895,000            $  538,000          $      -         $(774,000)       $1,659,000

(a) Additions resulting from acquisitions of Mediatech in 1997 and DCI in 1998.