Form 10-K/A
period 1999-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2000-05-01
CIK 934448

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

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

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

     As of March 15, 2000, the registrant had 27,942,184 shares of Common Stock, without par value, outstanding.

================================================================================

                                AMENDMENT NO. 1

          The undersigned Registrant hereby amends Part III, to read in full as follows:


                                   PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers and directors of the Company, their ages as of March 31, 2000, their positions and offices held with the Company and certain biographical information are set forth below.


OFFICERS AND DIRECTORS              AGE  POSITIONS AND OFFICES HELD WITH THE COMPANY
----------------------------------  ---  -------------------------------------------
Scott K. Ginsburg(2)                 47  Chairman of the Board
Matthew E. Devine                    51  Chief Executive Officer and Director
Omar A. Choucair                     37  Chief Financial Officer
Dan F. Dent                          52  Vice President, Operations
Lawrence D. Lenihan, Jr. (1) (2)     35  Director
Michael G. Linnert (1)               29  Director
David M. Kantor (1) (2)              43  Director

_____________________

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

          Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company's Chairman. Mr. Ginsburg is also the Chairman of Starguide Digital Networks and, most recently, served as Chief Executive Officer and Director of Chancellor Media Corporation (now AMFM, Inc.). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

          Matthew E. Devine joined the Company in July 1999 as Chief Executive Officer and Director. Prior to joining the Company, Mr. Devine served as Chief Financial Officer of Chancellor Media Corporation (now AMFM, Inc.) and served as Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director for Evergreen Media Corporation. Between 1975 and 1988, Mr. Devine served in various finance positions at AMR Corporation, parent company to American Airlines.

          Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for Chancellor Media (now AMFM, Inc.), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and is a Certified Public Accountant.

          Dan F. Dent joined the Company as Vice President, Operations in September 1999. From 1993 until joining the Company, Mr. Dent served as Vice President/General Manager of CCI/Triad, a retail software manufacturer. From 1977 until 1993, Mr. Dent served in various engineering and customer service management positions at Motorola and Tektronix, Inc.

          Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. He joined the predecessor to this firm, Dawson-Samberg Capital Management, in 1996. He is also a Managing Member of the General Partner of Pequot Private Equity Fund II, L.P. Prior to joining Pequot, Mr. Lenihan was a principal at Broadview Associates, LLC, from 1993 to 1996. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, most recently as the leader of an interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves as director of several public and private companies including SkyOnline, Interpacket Group Inc., Performaworks, FlexiGift, Inc., and Mediaplex, Inc.

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

          David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Mr. Kantor is Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and is President of AMFM Radio Networks. Prior to joining AMFM, he was President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Networks, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.


                     COMPLIANCE WITH SECTION 16(a) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 1999 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1999 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at any time during the 1999 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

          The following Summary Compensation Table sets forth the compensation earned by each person who served as the Company's Chief Executive Officer at any time during the year and the four other most highly compensated executive officers (collectively, the "Named Officers").


                          SUMMARY COMPENSATION TABLE

                                                Annual Compensation                  Long-Term Compensation Awards
                                      ---------------------------------------  -------------------------------------------
           Name and                                            Other Annual     Restricted            Securities
      Principal Position        Year   Salary(1)     Bonus     Compensation    Stock Awards       Underlying Options
------------------------------  ----  ------------  --------  ---------------  ------------  -----------------------------
Scott K. Ginsburg               1999   $ 52,083      $   -        $301,243(2)        -                        -
      Chairman of the Board     1998   $      1      $   -        $ 39,607(2)        -                      1,548,460
      (former Chief             1997   $   -         $   -        $  -               -                        -
       Executive Officer)
Matthew E. Devine               1999   $ 52,083      $   -        $  -               -                      1,000,000
      Chief Executive           1998   $   -         $   -        $  -               -                        -
       Officer                  1997   $   -         $   -        $  -               -                        -

Omar A. Choucair                1999   $ 31,250      $   -        $  -               -                        250,000
      Chief Financial           1998   $   -         $   -        $  -               -                        -
       Officer                  1997   $   -         $   -        $  -               -                        -

Dan F. Dent                     1999   $ 48,904      $10,000      $  -               -                        150,000
      Vice President,           1998   $   -         $   -        $  -               -                        -
       Operations               1997   $   -         $   -        $  -               -                        -

Henry W. Donaldson              1999   $300,000      $50,000      $181,982(3)        -                        -
      former President          1998   $298,374      $50,000      $  4,953(4)        -                        350,000
      and Chief Operating       1997   $225,000      $50,000      $    162           -                         80,000
       Officer
Paul W. Emery, II               1999   $190,000      $   -        $  -               -                         50,000
      former Vice President,    1998   $186,647      $35,000      $    990(5)      50,000                     150,000
       Sales                    1997   $   -         $   -        $  -               -                        -

-----------------------------

(1)       Salary includes amounts deferred under the Company's 401(k) Plan.

(2) For 1999, represents various perquisites, including reimbursement of premiums for life insurance ($13,243), automobile expense ($18,000) and travel expenses ($270,000). For 1998, represents various perquisites, including $30,000 for travel expenses.

(3) Represents forgiveness of loan ($175,000) and automobile expense paid by the Company ($6,982).

(4) Represents automobile lease payments ($4,089) and taxable benefits for group life insurance paid by the Company ($864).

(5) Includes taxable benefits from premiums for group life insurance paid by the Company.

     The following table contains information concerning the stock option grants made to each of the Named Officers for 1999. No stock appreciation rights were granted to these individuals during such year.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                         Potential Realizable Value
                       Number of    % of Total                             at Assumed Annual Rates
                      Securities     Options                             of Stock Price Appreciation
                      Underlying   Granted to    Exercise                    for Option Term (2)
                       Options      Employees      Price    Expiration  -----------------------------
      Name             Granted       in 1999     Per Share    Date           5%              10%
----------------   --------------- ----------- ------------ ----------  ------------    -------------
Scott K. Ginsburg              --      --               --          --             --             --
Matthew E. Devine       1,000,000      49%         $ 5.125   7/21/2006      2,086,390      4,862,175
Omar A. Choucair          250,000      12%         $ 5.125   7/21/2006        521,597      1,215,544
Dan F. Dent               150,000       7%         $3.4063   9/23/2006        208,006        484,742
Henry W. Donaldson             --      --               --          --             --             --
Paul W. Emery, II          50,000       2%         $ 5.875    2/9/2006        119,586        278,686

_________________________________

(1) Each of the options listed in the table have a term of 7 years, subject to earlier termination upon termination of employment. In the event of a merger of the Company with or into another corporation or other legal entity, where vested options have not been assumed or substituted by such successor corporation or other entity, such options will be exercisable for a period of 15 days from the date of notice thereof, and will terminate upon the expiration of such period. The Company's 1992 Stock Option Plan provides that upon a change in control, the unvested options granted to each of the Company's executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options. A change in control is defined as (i) a merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, or (ii) certain changes in the majority composition of the Company's Board of Directors during a 24-month period, which changes are not initiated by the Board of Directors.

(2) Potential gains are net of exercise price, but before taxes associated with exercise. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 7-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Officers.

     The following table sets forth information concerning option exercises during the 1999 fiscal year and option holdings as of the end of the 1999 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                   Number of Securities         Value of Unexercised
                                                  Underlying Unexercised            in-the-Money
                                                  Options at Fiscal Year       Options at Fiscal Year
                                                           End                         End(1)
                   -------------------------------------------------------------------------------------
                     Shares Acquired   Value
                       on Exercise    Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
                   -------------------------------------------------------------------------------------
Scott K. Ginsburg             -           -          -        1,548,460         -          $6,000,283
Matthew E. Devine             -           -          -        1,000,000         -           2,000,000
Omar A. Choucair              -           -          -          250,000         -             500,000
Dan F. Dent                   -           -          -          150,000         -             557,805
Henry W. Donaldson           54,500     210,050     475,257      62,743    $1,612,937         202,263
Paul W. Emery, II             -           -         135,937      64,063       488,693         230,306


(1) Based on the fair market value of the Company's Common Stock at year end, $7.125 per share, less the exercise price payable for such shares.


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

     Non-employee Board members are eligible for option grants pursuant to the provisions of the Company's 1995 Director Option Plan. Under the 1995 Director Option Plan, each non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of the Company's Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company, and each non-employee director will thereafter be granted an additional option to purchase 2,500 shares of the Company's Common Stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the 1995 Director Option Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and shares subject to the Subsequent Option vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted are ten years.

     Directors who are also employees of the Company are eligible to receive options for Common Stock directly under the 1992 Stock Option Plan and, if officers of the Company, are also eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

            EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

     None of the Company's current executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. Henry W. Donaldson, the Company's former President and Chief Operating Officer, entered into an employment agreement with the Company on November 20, 1998. Mr. Donaldson resigned on December 17, 1999. Pursuant to the employment agreement, Mr. Donaldson's base salary was $300,000. Pursuant to the employment agreement, in January 1999, Mr. Donaldson was awarded an incentive bonus of $50,000 based on the financial and operational performance of the Company during 1998, and is scheduled to receive a bonus of $50,000 with respect to the 1999 fiscal year.
In connection with Mr. Donaldson's resignation, the Company paid Mr. Donaldson his base compensation through March 31, 2000.

     Beginning in 1994, Mr. Donaldson purchased restricted stock from the Company pursuant to certain restricted stock purchase agreements. Mr. Donaldson purchased all of the shares under the restricted stock purchase agreements by delivery of four full recourse promissory notes in the aggregate principal amount of $175,000. The promissory notes bear interest at various annual interest rates ranging from 5% to 7.75% and became due and payable at various dates from March 15, 1999 to March 14, 2000. Each promissory note was secured by a pledge of the shares acquired with each such note. The largest aggregate indebtedness during the fiscal year under all of the notes was $175,000, which was forgiven for accounting purposes by the Company in connection with his resignation.

     On January 21, 1998, the Board of Directors awarded the right to purchase 50,000 shares of the Company's Common Stock to Paul W. Emery II, the Company's former Vice President, Sales, for a per share purchase price equal to $3.875, the closing price of the Company's Common Stock on the Nasdaq National Market on such date. The Board of Directors also approved the extension of a loan to Mr. Emery in an amount equal to the aggregate purchase price for such shares. The Company had the right to repurchase the shares of the Company's Common Stock upon the termination of Mr. Emery's employment with the Company prior to full vesting. The Company's right to repurchase lapsed and Mr. Emery vested in 25% of the shares on January 21, 1999 and in the balance in a series of 36 equal monthly installments thereafter. On December 9, 1998, Mr. Emery entered into a Restricted Stock Purchase Agreement with the Company to evidence his purchase of the shares and delivered his full recourse promissory note in the amount of $193,750 in full payment for the shares. The note bears interest at the rate of 4.52% per annum and originally was due on December 9, 2003. The largest aggregate indebtedness under the note during the fiscal year and the amount outstanding on December 31, 1999 was $193,750. Mr. Emery ceased being an active employee on March 15, 2000. In connection with Mr. Emery's separation from the Company, the Company repurchased 22,917 shares of the 50,000 restricted shares awarded. In connection with his separation from the Company, the promissory note was amended to become due and payable on February 28, 2001.


                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") reviews and approves the Company's compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of the Company's Chief Executive Officer and other executive officers for the 1999 fiscal year.

     For the 1999 fiscal year, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

     GENERAL COMPENSATION PHILOSOPHY. The Company's philosophy in setting its compensation policies for executive officers is to maximize shareholder value over time. The primary goal of the Company's executive compensation program is, therefore, to closely align the interests of the executive officers with those of the Company's shareholders. To achieve this goal, the Company attempts to
(i)offer compensation opportunities that attract and retain executives whose abilities are critical to the long-term success of the Company, motivate individuals to perform at their highest level and reward outstanding achievement, (ii) maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals, and (iii) encourage executives to manage from the perspective of owners with an equity stake in the Company. The Compensation Committee currently uses salary, incentive cash bonus awards and long-term stock-based incentives to meet these goals.

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

     INCENTIVE CASH BONUSES. Each executive officer's annual bonus is based on qualitative and quantitative factors and is intended to motivate and reward executive officers by directly linking the amount of the bonus to performance targets. In addition, incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that the compensation of each executive officer should be contingent upon the overall performance of the Company. To carry out this philosophy, the Board of Directors reviews and approves the financial goals for the fiscal year. The Compensation Committee then evaluates the overall performance of the Company and approves performance bonuses based on the extent to which the goals of the Board of Directors have been achieved. The Company achieved record revenues in 1999 of $48.7 million, and substantially increased its EBITDA (Earnings before interest, tax, depreciation and amortization) to $1.7 million for the year, both of which were important milestones for the Company.

     LONG-TERM INCENTIVE COMPENSATION. The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company provides long-term incentives to its Chief Executive Officer and its other executive officers. During fiscal 1999, the Board of Directors and/or the Compensation Committee, in their discretion, made option grants to Messrs, Devine, Choucair, Dent and Emery. The purpose of such option grants is to attract and retain the best employee talent available and to create a direct link between executive compensation and the long-term performance of the Company. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. All options granted to executive officers to date have been granted at the fair market value of the Company's Common Stock on the date of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term. The Board of Directors and/or the Compensation Committee consider the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. Applying these principles, a significant grant was made to Mr. Emery in connection with the commencement of his employment.

     CEO COMPENSATION. On December 13, 1998, Mr. Ginsburg was appointed the Chief Executive Officer of the Company. At Mr. Ginsburg's request, his initial compensation consisted of base salary in the amount of $1, plus reimbursement of expenses. In addition, an entity affiliated with Mr. Ginsburg received a warrant to purchase up to 1,548,460 shares of the Common Stock of the Company in connection with the commencement of his employment. The warrant was intended to induce Mr. Ginsburg to join the Company as its new Chairman of the Board and Chief Executive Officer and to place a significant portion of his total compensation at risk, because the warrant does not become exercisable, and thus has no value, unless and until the Company's Common Stock exceeds certain price thresholds. Effective August 1, 1999, Mr. Ginsburg's annual salary was established at $125,000.

     On July 22, 1999, Mr. Devine was appointed the Chief Executive Officer of the Company. Effective August 1, 1999, Mr. Devine's annual salary was established at $125,000.


     TAX LIMITATION. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the shareholders were asked to approve a limitation under the Company's 1992 Stock Option Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1992 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since the cash compensation paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer and it is not expected that the cash compensation to be paid to any executive officer for the 2000 fiscal year will exceed this limit, the Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                    Compensation Committee:

                                    Scott K. Ginsburg
                                    Lawrence D. Lenihan, Jr.
                                    David M. Kantor


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. Ginsburg, Lenihan and Kantor. In addition, during 1999, Jeffrey M. Drazan and Leonard S. Matthews also served on the Compensation Committee. Other than Mr. Ginsburg, the Company's Chairman of the Board and former Chief Executive Officer, none of these individuals was at any time during 1999, or at any other time, an officer or employee of the Company.

     No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                            STOCK PERFORMANCE GRAPH

     The graph set forth below compares the cumulative total shareholder return on the Company's Common Stock between February 6, 1996 (the date the Company's Common Stock commenced public trading) and December 31, 1999 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Services Stocks Index, over the same period. This graph assumes the investment of $100.00 on February 6, 1996 in the Company's Common Stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Services Stocks Index, and assumes the reinvestment of dividends, if any.

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

                             [TABLE APPEARS HERE]

    CRSP Total Returns Index for:             02/1996   12/1996   12/1997   12/1998   12/1999
    ----------------------------              -------   -------   -------   -------   -------
    DIGITAL GENERATION SYSTEMS, INC.            100.0      74.4      22.2      49.4      63.3
    Nasdaq Non-Financial Stocks                 100.0     116.9     136.9     201.0     396.6
    Nasdaq Computer and Data Processing         100.0     120.7     148.2     264.5     582.9
    Stocks SIC 7370-7379 US & Foreign


                                      2/6/96   12/31/96   12/31/97   12/31/98  12/31/99
                                     -------  ---------  ---------  ---------  --------
Digital Generation Systems, Inc.     $   100  $      74  $      22  $      49        63
Nasdaq Non-Financial Stocks          $   100        117        137        201       397
Index
Nasdaq Computer and Data             $   100        121        148        265       583
Processing Services Stocks Index

     The Company effected its initial public offering of Common Stock on February 6, 1996. For purposes of this presentation, the Company has assumed that the initial public offering price of $11.00 per share would have been the closing price on February 5, 1996, the day prior to the commencement of trading.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 2000 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty
(60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                           Shares Beneficially Owned
                                                          as of January 31, 2000(1)(2)
                                                     --------------------------------------
                 Beneficial Owner                    Number of Shares  Percentage of Class
                 ----------------                    ----------------  --------------------
Entities and individuals affiliated with
       Integral Capital Partners (3)...............         1,475,448          5.4%
       2750 Sand Hill Road
       Menlo Park, California   94025
Entities and individuals affiliated with
       London Merchant Securities plc (4)..........         1,578,105          5.9%
       Carlton House
       33 Robert Adam Street
       London WIM 5AH, England
Entities and individuals affiliated with
       Pequot Capital Management, Inc. (5).........         4,987,911         18.1%
       354 Pequot Avenue
       Southport, Connecticut   06490
Entities and individuals affiliated with
       Technology Crossover Ventures (6)...........         2,930,699         10.6%
       56 Main Street, Suite 210
       Millburn, New Jersey   07041
Scott K. Ginsburg(7)...............................         4,246,552         15.4%
       Moon Doggie Family Partnership
       17340 Club Hill Drive
       Dallas, Texas   75248
Matthew E. Devine..................................            96,693           *
Omar A. Choucair...................................             --              *
Dan F. Dent........................................             --              --
Henry W. Donaldson(8)..............................           962,757          3.0%
Paul W. Emery, II (9)..............................           185,937           *
Lawrence D. Lenihan, Jr. (10)......................         4,995,966         18.1%
Michael G. Linnert(11).............................         2,932,087         10.6%
David Kantor.......................................             --              *
All current directors and executive officers as a          12,255,862         44.5%
 group.............................................

 -----------------------
*   Less than 1% of the outstanding shares of Common Stock.

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

(2) The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within sixty
       (60) days after January 31, 2000.

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

(4) Based on a filing with the Securities and Exchange Commission, dated February 14, 2000, indicating beneficial ownership as of such date. Includes 480,824 shares held in the name of Lion Investments Limited and 1,097,281 shares held in the name of Westpool Investment Trust plc. Lion Investments Limited and Westpool Investment Trust plc are wholly owned subsidiaries of London Merchant Securities plc.

(5) Includes 375,367 shares held in the name of Pequot Offshore Private Equity Fund, Inc., 2,964,740 shares held in the name of Pequot Private Equity Fund, L.P., 823,902 shares held in the name of Pequot International Fund, Inc. and 823,902 shares held in the name of Pequot Partners Fund, L.P. Pequot Capital Management, Inc. is the investment advisor to Pequot Offshore Private Equity Fund, Inc., Pequot Private Equity Fund, L.P., Pequot International Fund, Inc. and Pequot Partners Fund, L.P. (the "Pequot Funds") and may be deemed to beneficially own all of such shares. Pequot Capital Management, Inc. acquired beneficial ownership of such shares from Dawson-Samberg Capital Management, Inc., the former investment advisor to the Pequot Funds. On January 1, 1999, Dawson-Samberg Capital Management, Inc. spun-off a portion of its investment management business to Pequot Capital Management, Inc., including the beneficial ownership of all of such shares formerly held by Dawson-Samberg Capital Management, Inc. Lawrence D. Lenihan, Jr., a member of the Company's Board of Directors, is a principal and minority shareholder of Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of all shares held or beneficially owned by or through such entity.

(6) Includes 875,890 shares held in the name of Technology Crossover Ventures, L.P., 69,365 shares held in the name of Technology Crossover Ventures, C.V., 30,853 shares held in the name of TCV II,

       V.O.F., 949,785 shares held in the name of Technology Crossover Ventures II, L.P., 730,207 shares held in the name of TCV II (Q), L.P., 129,585 shares held in the name of TCV II Strategic Partners, L.P. and 145,014 shares held in the name of Technology Crossover Ventures II, C.V. Technology Crossover Management, L.L.C. is the sole general partner of Technology Crossover Ventures, L.P. and the sole investment general partner of Technology Crossover Ventures, C.V. Technology Crossover Management II, L.L.C. is the sole general partner of Technology Crossover Ventures II, L.P., TCV II (Q), L.P. and TCV II Strategic Partners, L.P. and the sole investment general partner of TCV II, V.O.F. and Technology Crossover Ventures, C.V. Technology Crossover Management, L.L.C. and Technology Crossover Management II, L.L.C. disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.

(7) Based on a filing with the Securities and Exchange Commission, dated April 4, 2000, indicating beneficial ownership as of such date. Includes 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company's Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Does not include an additional 3,008,527 shares of Common Stock which are subject to warrants issued to Moon Doggie Family Partnership, L.P. The warrants are not currently exercisable because their exercise is subject to certain conditions based on the trading price of the underlying Common Stock, which conditions have not been satisfied as of April 4, 2000.

(8)    Includes options exercisable into 475,257 shares of Common Stock.

(9)    Includes options exercisable into 135,937 shares of Common Stock.

(10) Includes 4,987,911 shares beneficially owned by affiliated entities of Pequot Capital Management, Inc., of which Mr. Lenihan disclaims beneficial ownership except as set forth above (see footnote 5). Includes options exercisable into 8,055 shares of Common Stock.

(11) Includes 2,930,699 shares beneficially owned by affiliated entities of Technology Crossover Ventures, of which Mr. Linnert disclaims beneficial ownership except as set forth above (see footnote 6). Includes options exercisable into 1,388 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 17, 1999, the Company issued 725,199 shares of Common Stock to certain existing institutional and closely associated investors pursuant to the terms of that certain Common Stock Subscription Agreement, dated December 17, 1999, at a price per share of $5.171. Pursuant to that Agreement, 241,733 shares were issued to Scott K. Ginsburg, the Company's current Chairman of the Board, 96,693 shares were issued to Matthew E. Devine, the Company's current Chief Executive Officer, 241,733 shares were issued to entities affiliated with Pequot Capital Management, Inc. and 145,040 shares were issued to entities affiliated with Technology Crossover Ventures. The gross proceeds to the Company from the issuance of these additional shares were approximately $3.75 million.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DIGITAL GENERATION SYSTEMS, INC.


Dated:  April 28, 2000                   By:   /s/ MATTHEW E. DEVINE
                                               ---------------------
                                               Matthew E. Devine
                                               Chief Executive Officer



     In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                             Title                    Date
              ---------                             -----                    ----
/s/ SCOTT K. GINSBURG                   Chairman of the Board and       April 28, 2000
--------------------------------------  Director (Principal Executive
Scott K. Ginsburg                       Officer)

                  *                     Chief Executive Officer and     April 28, 2000
--------------------------------------  Director
Matthew E. Devine
                  *                     Chief Financial Officer         April 28, 2000
--------------------------------------  (Principal Financing and
Omar A. Choucair                        Accounting Officer)

                  *                     Director                        April 28, 2000
--------------------------------------
David M. Kantor
                  *                     Director                        April 28, 2000
--------------------------------------
Michael G. Linnert
                  *                     Director                        April 28, 2000
--------------------------------------
Lawrence D. Lenihan, Jr.

*By: /s/ SCOTT K. GINSBURG
    ---------------------------------
    Scott K. Ginsburg, Attorney-in-Fact