Form 10-Q
period 2000-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2000-05-15
CIK 934448

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            ----------------------

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Number of shares of registrant's Common Stock, without par value, outstanding as of March 31, 2000: 28,080,907

================================================================================

                       DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Report on Form 10-K filed on March 28, 2000, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                                                                   Page
                                                                                                                      ----
Item 1.       Financial Statements.............................................................................         3

              Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999....................         3

              Condensed Consolidated Statements of Operations for the quarters ended  March 31, 2000
              and April 3, 1999................................................................................         4

              Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2000
              and April 3, 1999................................................................................         5

              Notes to Condensed Consolidated Financial Statements.............................................         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............         8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................        10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................        11

Item 6.       Exhibits and Reports on Form 8-K.................................................................        11

              SIGNATURES.......................................................................................        11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DIGITAL GENERATION SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                       March 31,                December 31,
                                                                                         2000                       1999
                                                                                       ---------                ------------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                      $  3,428                 $   5,420
        Accounts receivable, less allowance for doubtful accounts of
          $1,675 on March 31, 2000 and $1,659 on December 31, 1999                       12,626                    12,799
        Prepaid expenses and other                                                        1,276                     1,717
                                                                                       --------                 ---------
           Total current assets                                                          17,330                    19,936
                                                                                       --------                 ---------
PROPERTY AND EQUIPMENT, at cost:
        Network equipment                                                                36,523                    35,304
        Office furniture and equipment                                                    6,014                     5,833
        Leasehold improvements                                                              834                       793
                                                                                       --------                 ---------
                                                                                         43,371                    41,930
        Less - Accumulated depreciation and amortization                                (35,185)                  (33,772)
                                                                                       --------                 ---------

           Property and equipment, net                                                    8,186                     8,158
                                                                                       --------                 ---------

GOODWILL AND OTHER ASSETS, net                                                           13,457                    13,672
                                                                                       --------                 ---------
TOTAL ASSETS                                                                           $ 38,973                 $  41,766
                                                                                       ========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                               $  5,107                 $   7,781
        Accrued liabilities                                                               3,112                     3,230
        Current portion of long-term debt                                                 7,244                     7,689
                                                                                       --------                 ---------
           Total current liabilities                                                     15,463                    18,700
LONG-TERM DEBT, net of current portion                                                    2,067                     2,513

SHAREHOLDERS' EQUITY:
        Convertible preferred stock, no par value --
           Authorized -- 15,000,000 shares
           Outstanding -- none
        Common stock, no par value --
           Authorized -- 100,000,000 shares
           Outstanding -- 28,080,907 shares at March 31, 2000
             and 27,530,170 shares at December 31, 1999                                 121,277                   119,519
        Treasury stock, at cost                                                            (101)                       --
        Receivable from issuance of common stock                                            (93)                     (194)
        Accumulated other comprehensive income                                               52                        52
        Accumulated deficit                                                             (99,692)                  (98,824)
                                                                                       --------                 ---------
           Total shareholders' equity                                                    21,443                    20,553
                                                                                       --------                 ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 38,973                 $  41,766
                                                                                       ========                 =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DIGITAL GENERATION SYSTEMS, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the Quarters Ended March 31, 2000 and April 3, 1999
                           (in thousands, except per share amounts)

                                                         Quarter Ended
                                                         -------------
                                                    March 31,         April 3,
                                                      2000              1999
                                                    ---------         --------
                                                            (Unaudited)

REVENUES                                           $ 12,709          $ 11,460
                                                   --------          --------
COSTS AND EXPENSES:
     Delivery and material costs                      3,964             4,539
     Customer operations                              4,155             3,557
     Sales and marketing                              1,022             1,237
     Research and development                           877               612
     General and administrative                       1,745             1,507
     Depreciation and amortization                    1,584             2,490
                                                   --------          --------
              Total expenses                         13,347            13,942
                                                   --------          --------
LOSS FROM OPERATIONS                                   (638)           (2,482)
                                                   --------          --------
OTHER INCOME (EXPENSE):
     Interest income                                     50                95
     Interest expense                                  (280)             (604)
                                                   --------          --------
NET LOSS                                           $   (868)         $ (2,991)
                                                   ========          ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $  (0.03)         $  (0.11)
                                                   ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           28,003            26,462
                                                   ========          ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Quarters Ended March 31, 2000 and April 3, 1999
                                (in thousands)


                                                                                                 Quarter Ended
                                                                                     ------------------------------------
                                                                                         March 31,            April 3,
                                                                                            2000                1999
                                                                                     ----------------    ----------------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $          (868)    $        (2,991)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization of property and equipment                             1,416               2,269
           Amortization of goodwill and intangibles                                              154                 195
           Provision for doubtful accounts                                                       (20)                (77)
           Changes in operating assets and liabilities --
              Accounts receivable                                                                188                 662
              Prepaid expenses and other assets                                                  489                (107)
              Accounts payable and accrued liabilities                                        (2,798)               (441)
                                                                                     ----------------    ----------------

                 Net cash used in operating activities                                        (1,439)               (490)
                                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                      (569)             (1,104)
                                                                                     ----------------    ----------------
                 Net cash used in investing activities                                          (569)             (1,104)
                                                                                     ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                    1,758               1,017
     Payments on line of credit                                                                   --              (1,433)
     Payments on long-term debt                                                               (1,763)             (2,713)
                                                                                     ----------------    ----------------
                 Net cash used in financing activities                                            (5)             (3,129)
                                                                                     ----------------    ----------------
EFFECT OF EXCHANGE RATE CHANGES                                                                   21                 (62)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,992)             (4,785)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               5,420              13,025
                                                                                     ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         3,428     $         8,240
                                                                                     ================    ================


SUPPLEMENTAL CASH FLOW INFORMATION
                 Interest paid                                                       $           340     $         1,066
                 Acquisition of property and equipment through capital lease         $           872     $            --
                 Treasury stock purchased in exchange for cancellation of note       $           101     $            --



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The financial statements included herein have been prepared by Digital Generation Systems, Inc. ("the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Effective for fiscal year 2000, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter ends on a calendar quarter. Quarters end on March 31, June 30, and September 30. The Company's fiscal year will continue to end on December 31.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2000. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

    Certain reclassifications were made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations, or cash flows.


2.  EQUITY TRANSACTIONS

    For the quarter ended March 31, 2000, 505,466 shares of common stock were issued pursuant to the exercise of options and warrants for $1,757,739. In addition, the Company forgave a note receivable of $101,250 from a former executive in exchange for 22,917 shares of restricted common stock.


3.  SEGMENT INFORMATION

    The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its reportable segments based on these geographic areas.

                       DIGITAL GENERATION SYSTEMS, INC.

    The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets, and liabilities attributable to corporate activity are not allocated to the operating segments. As of March 31, 2000, 5% of the Company's operating assets are located outside of the United States. The assets of the Company's Los Angeles segment were maintained as a part of the Chicago segment in 1999 and it is impractical to break out such assets separately as of April 3, 1999.


                                                   For the Three Months Ended March 31, 2000
                                                                   In $000's
                              ---------------------------------------------------------------------------------
                              San Francisco       New York         Chicago        Los Angeles      Consolidated
                              -------------       --------         -------        -----------      ------------
Revenue                           $ 5,118          $2,897           $3,938          $  756            $12,709

Net income (loss)                 $(4,477)         $1,026           $2,253          $  330            $  (868)

Total identifiable assets         $24,262          $9,275           $3,594          $1,842            $38,973

                                                   For the Three Months Ended April 3, 1999
                                                                   In $000's
                              ---------------------------------------------------------------------------------
                              San Francisco       New York         Chicago        Los Angeles      Consolidated
                              ---------------     --------         -------        -----------      -------------
Revenue                           $ 5,232          $ 2,940          $3,048          $ 240             $11,460

Net income (loss)                 $(2,740)         $   440          $ (325)         $(366)            $(2,991)

Total identifiable assets         $25,692          $10,222          $7,239          $  --             $43,153

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.


Revenues

    Revenues were $12,709,000 for the quarter ended March 31, 2000, a 11% increase from $11,460,000 for the quarter ended April 3, 1999. Revenues increased primarily due to greater acceptance of the Company's video delivery services and expanded network of Company equipment located in television stations.


Delivery and Material Costs

    Delivery and material costs were $3,964,000 for the quarter ended March 31, 2000, a 12% decrease from $4,539,000 for the quarter ended April 3, 1999. The decrease in costs in the period versus the same period of the prior year is primarily due to the Company's integration of the Vancouver distribution Networking Operating Center ("NOC") into the San Francisco NOC. Delivery and materials costs also include costs for video and audio tapes and the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and material costs include the direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

    Total delivery and material costs as a percentage of revenues decreased to 31% of revenues from 39% of revenues in the quarter ended March 31, 2000 compared to the quarter ended April 3, 1999.

    The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales prices and scale economies as video deliveries increase in volume.


Customer Operations

    Customer operations expenses were $4,155,000 and $3,557,000 for the quarter ended March 31, 2000 and April 3, 1999, respectively. These increases are primarily due to the addition of the personnel necessary to respond to the greater volume of orders and deliveries.

    Customer operations expenses as a percentage of revenues was 32% for the quarter ended March 31, 2000, comparable to the 31% of revenues for the quarter ended April 3, 1999.

    The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, the Company will be required to continue to implement changes that improve and increase the efficiency of its customer operations.


Sales and Marketing

    Sales and marketing expenses were $1,022,000 for the quarter ended March 31, 2000, a 17% decrease from $1,237,000 for the quarter ended April 3, 1999. The decrease in sales and marketing expense in the quarter ended March 31, 2000 is a result of improved efficiency of the Company's sales and marketing efforts.

    The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.

Research and Development

    Research and development expenses increased 43% to $877,000 for the quarter ended March 31, 2000 from $612,000 for the quarter ended April 3, 1999. The increase in research and development expense for the quarter from the corresponding quarter in the previous year is due primarily to the fact that a portion of engineering expenses for the quarter ended April 3, 1999 was being capitalized as a result of the Company's efforts to integrate its network with that of its Vancouver subsidiary.

    The Company expects that additional research and development spending will be necessary to remain competitive and that its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability to develop both new and enhanced products and services.


General and Administrative

    General and administrative expenses increased 15% to $1,745,000 for the quarter ended March 31, 2000, from $1,507,000 for the quarter ended April 3, 1999. The increase is primarily due to the costs incurred to upgrade the Company's order entry, billing, and financial reporting systems.


Depreciation and Amortization

    Depreciation and amortization expenses decreased 36% to $1,584,000 in the quarter ended March 31, 2000 from $2,490,000 in the quarter ended April 3, 1999. The Company acquired the bulk of its assets prior to December 31, 1997; therefore, beginning in fiscal year 1999, there has been a higher percentage of fixed assets which are reaching or have reached the end of their depreciable lives.

    The Company recorded goodwill amortization expense of $154,000 for the quarter ended March 31, 2000, and $195,000 for the quarter ended April 3, 1999.

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


Interest Income and Interest Expense

    Interest income decreased 47% to $50,000 in the quarter ended March 31, 2000 from $95,000 for the quarter ended April 3, 1999. This decrease is primarily the result of a decreased level of cash and cash equivalents in the first quarter of 2000 over the first quarter of 1999.

   Interest expense decreased 56% to $280,000 for the quarter ended March 31, 2000, from $604,000 in the quarter ended April 3, 1999 due primarily to a decrease in the Company's outstanding debt, particularly its leasing and loan agreements used to fund the acquisition of components and equipment needed to develop the Company's network and to provide the Company with the capital resources necessary to support the Company's business growth. Debt outstanding under these agreements decreased to $9.3 million at March 31, 2000 from $14.7 million at April 3, 1999. The Company expects that interest expense will fluctuate in the future based on the levels of borrowing.


Liquidity and Capital Resources

    Net cash used in operating activities increased to $1.4 million in the quarter ended March 31, 2000 from $0.5 million in the quarter ended April 3, 1999.

    The Company made capital additions of $1.4 million during the quarter ended March 31, 2000 versus $1.1 million in the quarter ended April 3, 1999. The capital additions in both periods were a result of the Company's continued expansion of its network. Principal payments on long-term debt were $1.8 million in the quarter ended March 31, 2000 versus $2.7 million in the quarter ended April 3, 1999.

    At March 31, 2000, the Company's current sources of liquidity included cash and cash equivalents of $3.4 million. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and revolving loan commitments, and other cash requirements through the foreseeable future.

    Effective April 6, 2000, the Company entered into a loan and security agreement with Foothill Capital Corporation for a revolving credit facility up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is subject to a borrowing base of eligible receivables as defined in the revolving credit facility.



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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit Number                           Exhibit Title
  --------------                           -------------

    10.46 Loan and security agreement, dated as of April 6, 2000 between Digital Generation Systems, Inc. as Borrower, and Foothill Capital Corporation as Lender and exhibits thereto.

    11.1          Statements of computation of weighted average common shares.

    27            Financial Data Schedule.
__________

(b)   Report on Form 8-K

Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DIGITAL GENERATION SYSTEMS, INC.



Dated:  May 11, 2000           By     /S/ OMAR CHOUCAIR
                                      ------------------
                               Omar Choucair
                               Chief Financial Officer (Principal Financial and
                               Chief Accounting Officer)