Form 10-Q
period 2000-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2000-08-14
CIK 934448

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

                  For the quarterly period ended June 30, 2000

                                       or

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

Number of shares of registrant's Common Stock, without par value, outstanding as of June 30, 2000: 28,172,828

================================================================================

                       DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Annual Report on Form 10-K filed on March 28, 2000, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.


                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                                    Page
                                                                                                      ----
Item 1.      Financial Statements..................................................................     3

             Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..........     3

             Condensed Consolidated Statements of Operations for the three and six months ended
             June 30, 2000 and July 3, 1999........................................................     4

             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000
             and July 3, 1999......................................................................     5

             Notes to Condensed Consolidated Financial Statements..................................     6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations............................................................................     9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................    11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.....................................................................    12

Item 6.      Exhibits and Reports on Form 8-K......................................................    12

             SIGNATURES............................................................................    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DIGITAL GENERATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                 June 30,               December 31,
                                                                                   2000                     1999
                                                                            -------------------      -------------------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                          $              3,204     $              5,420
       Accounts receivable, less allowance for doubtful accounts of
          $2,431 on June 30, 2000 and $1,659 on December 31, 1999                       12,277                   12,799
       Prepaid expenses and other                                                        1,489                    1,717
                                                                          ---------------------    ---------------------
          Total current assets                                                          16,970                   19,936
                                                                          ---------------------    ---------------------
PROPERTY AND EQUIPMENT, at cost:
       Network equipment                                                                36,853                   35,304
       Office furniture and equipment                                                    6,247                    5,833
       Leasehold improvements                                                              844                      793
                                                                          ---------------------    ---------------------
                                                                                        43,944                   41,930
       Less - Accumulated depreciation and amortization                                (36,590)                 (33,772)
                                                                          ---------------------    ---------------------
          Property and equipment, net                                                    7,354                    8,158
                                                                          ---------------------    ---------------------
GOODWILL AND OTHER ASSETS, net                                                          12,864                   13,672
                                                                          ---------------------    ---------------------
TOTAL ASSETS                                                              $             37,188     $             41,766
                                                                          =====================    =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                   $              4,259     $              7,781
       Accrued liabilities                                                               2,890                    3,230
       Current portion of long-term debt                                                 2,920                    7,689
                                                                          ---------------------    ---------------------
          Total current liabilities                                                     10,069                   18,700
LONG-TERM DEBT, net of current portion                                                   5,313                    2,513
                                                                          ---------------------    ---------------------
TOTAL LIABILITIES                                                                       15,382                   21,213
                                                                          ---------------------    ---------------------
SHAREHOLDERS' EQUITY:
       Convertible preferred stock, no par value --
          Authorized -- 15,000,000 shares
          Outstanding -- none                                                               --                       --
       Common stock, no par value --
          Authorized -- 100,000,000 shares
          Outstanding -- 28,172,828 shares at June 30, 2000
             and 27,530,170 shares at December 31, 1999                                121,711                  119,519
       Treasury stock, at cost                                                            (101)                      --
       Receivable from issuance of common stock                                            (93)                    (194)
       Accumulated other comprehensive income                                               65                       52
       Accumulated deficit                                                             (99,776)                 (98,824)
                                                                          ---------------------    ---------------------
          Total shareholders' equity                                                    21,806                   20,553
                                                                          ---------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $             37,188     $             41,766
                                                                          =====================    =====================

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended June 30, 2000 and July 3, 1999
                    (in thousands, except per share data)

                                                           Three Months Ended               Six Months Ended
                                                         June 30,        July 3,        June 30,         July 3,
                                                           2000            1999           2000            1999
                                                     -----------------------------  ------------------------------
                                                             (Unaudited)                     (Unaudited)
REVENUES                                             $       13,540   $    12,120   $       26,250   $     23,580
                                                     ---------------  ------------  ---------------  -------------

COSTS AND EXPENSES:
     Delivery and material costs                              3,250         4,769            7,213          9,308
     Customer operations                                      4,082         3,971            8,237          7,528
     Sales and marketing                                      1,250         1,414            2,273          2,651
     Research and development                                   757           680            1,634          1,292
     General and administrative                               2,310         1,102            4,055          2,609
     Depreciation and amortization                            1,614         2,435            3,199          4,925
                                                     ---------------  ------------  ---------------  -------------
            Total expenses                                   13,263        14,371           26,611         28,313
                                                     ---------------  ------------  ---------------  -------------
INCOME (LOSS) FROM OPERATIONS                                   277        (2,251)            (361)        (4,733)
                                                     ---------------  ------------  ---------------  -------------
OTHER INCOME (EXPENSE):
     Interest income                                             46            58               96            153
     Interest expense                                          (406)         (508)            (686)        (1,112)
                                                     ---------------  ------------  ---------------  -------------
NET LOSS                                             $          (83)  $    (2,701)  $         (951)  $     (5,692)
                                                     ===============  ============  ===============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $        (0.00)  $     (0.10)  $        (0.03)  $      (0.21)
                                                     ===============  ============  ===============  =============

WEIGHTED AVERAGE COMMON SHARES                               28,152        26,591           27,812         26,490
                                                     ===============  ============  ===============  =============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2000 and July 3, 1999
                                (in thousands)

                                                                                      Six Months Ended
                                                                                  June 30,        July 3,
                                                                                    2000            1999
                                                                              ------------------------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $        (951)  $      (5,692)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization of property and equipment                     2,824           4,492
          Amortization of goodwill and intangibles                                      361             387
          Provision for doubtful accounts                                               789             170
          Changes in operating assets and liabilities --
             Accounts receivable                                                       (267)           (244)
             Prepaid expenses and other assets                                          675            (306)
             Accounts payable and accrued liabilities                                (3,862)            790
                                                                              --------------  --------------
               Net cash used in operating activities                                   (431)           (403)
                                                                              --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                           (1,147)         (2,589)
                                                                              --------------  --------------
               Net cash used in investing activities                                 (1,147)         (2,589)
                                                                              --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           2,192           1,244
     Proceeds from line of credit                                                    17,018           1,148
     Payments on line of credit                                                     (14,790)         (1,406)
     Proceeds from issuance of long-term debt                                         3,000              --
     Payments on long-term debt                                                      (8,070)         (4,602)
                                                                              --------------  --------------
               Net cash used in financing activities                                   (650)         (3,616)
                                                                              --------------  --------------

EFFECT OF EXCHANGE RATE CHANGES                                                          12             (30)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (2,216)         (6,638)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,420          13,025
                                                                              --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       3,204   $       6,387
                                                                              ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION
               Interest paid                                                  $         686   $       1,391
               Acquisition of property and equipment through capital lease    $         873   $          --
               Treasury stock purchased in exchange for cancellation of note  $         101   $          --

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Effective for fiscal 2000, beginning January 1, the Company elected to adjust its fiscal quarters so that each quarter ends on a calendar quarter. Quarters end on March 31, June 30, and September 30. The Company's fiscal year will continue to end on December 31.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results of operations and cash flows for the three and six month periods ended June 30, 2000 and July 3, 1999. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

     Certain reclassifications were made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation. The reclassifications have no significant effect on previously reported financial position, results of operations, or cash flows.


2.   DEBT TRANSACTIONS

     On April 6, 2000, the Company entered into a long-term loan and security agreement with Foothill Capital Corporation for a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. As of June 30, 2000, $2.2 million was outstanding under the revolving credit facility and an additional $2.3 million was available for borrowing.


3.   EQUITY TRANSACTIONS

     During the six months ended June 30, 2000, 642,658 shares of common stock were issued pursuant to the exercise of options and warrants for $2,191,475.

4.   RECONCILIATION FOR BASIC AND DILUTIVE LOSS PER SHARE ("EPS")


                                         Three Months Ended                   Six Months Ended
                                        June 30,      July 3,               June 30,      July 3,
                                          2000         1999                   2000         1999
                                        -------       -------               --------     -------
Basic:

  Net Loss                              $   (83)      $(2,701)              $   (951)    $(5,692)

  Weighted average shares
   outstanding                           28,152        26,591                 27,812      26,490
                                        -------       -------               --------     -------
  Loss per share                        $ (0.00)      $ (0.10)              $  (0.03)    $(0.021)
                                        =======       =======               ========     =======
Diluted:

  Net loss                              $   (83)      $(2,701)              $   (951)    $(5,692)

  Weighted average shares
   outstanding                           28,152        26,591                 27,812      26,490

  Add: Net effect of potential
   dilutive shares                            -             -                      -           -
                                        -------       -------               --------     -------
    Total                                28,152        26,591                 27,812      26,490
                                        -------       -------               --------     -------
  Loss per share                        $ (0.00)      $ (0.10)              $  (0.03)    $ (0.21)
                                        =======       =======               ========     =======

     At June 30, 2000 and July 3, 1999, warrants to purchase 3,891,070 shares of common stock at a weighted average exercise price of $3.57 were outstanding but were not included in the computation of diluted loss per share because the effect of these outstanding warrants would be antidilutive.

     At June 30, 2000 and July 3, 1999, options to purchase 3,284,639 and 2,814,209 shares of common stock at a weighted average exercise price of $4.78 and $3.98, respectively, were outstanding but were not included in the computation of diluted loss per share because the effect of these outstanding options would be antidilutive.


5.   SEGMENT INFORMATION

     The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its reportable segments based on these geographic areas.

                       DIGITAL GENERATION SYSTEMS, INC.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of June 30, 2000, 5% of the Company's operating assets were located outside of the United States. The assets of the Company's Los Angeles segment were maintained as a part of the Chicago segment in 1999 and it is impractical to break out such assets separately as of July 3, 1999.


                                             For the Three Months Ended June 30, 2000
                                                           (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  ---------------
Revenue                            $ 5,828           $3,331          $3,656          $  725         $13,540

Net income (loss)                  $(3,882)          $1,354          $2,040          $  405         $   (83)

Total identifiable assets          $23,119           $8,875          $3,500          $1,694         $37,188


                                              For the Three Months Ended July 3, 1999
                                                           (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  ---------------
Revenue                             $ 5,502          $2,961         $3,125           $ 532         $12,120

Net income (loss)                   $(2,434)         $  358         $ (452)          $(173)        $(2,701)

Total identifiable assets           $24,605          $9,938         $6,695           $  --         $41,238


                                              For the Six Months Ended June 30, 2000
                                                           (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  ---------------
Revenue                            $10,947           $6,228          $7,594          $1,480         $26,250

Net income (loss)                  $(8,359)          $2,381          $4,293          $  734         $  (951)


                                              For the Six Months Ended July 3, 1999
                                                           (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  ---------------
Revenue                            $10,734          $5,901          $6,173            $ 772          $23,580

Net income (loss)                  $(5,174)         $  798          $ (777)           $(539)         $(5,692)

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


Revenues

     Revenues were $13,540,000 for the three months ended June 30, 2000, a 12% increase from $12,120,000 for the three months ended July 3, 1999, and revenues for the six months ended June 30, 2000 were $26,250,000, an 11% increase from $23,580,000 for the six months ended July 3, 1999. Revenues increased primarily due to increased volume as a result of greater acceptance of the Company's video delivery and postproduction services and the expanded network of Company equipment located in television stations.


Delivery and Material Costs

     Delivery and material costs were $3,250,000 for the three months ended June 30, 2000, a 32% decrease from the $4,769,000 for the three months ended July 3, 1999. Delivery and material costs were $7,213,000 for the six months ended June 30, 2000, a 23% decrease from $9,308,000 for the six months ended July 3, 1999. As a percentage of revenue, delivery and material costs decreased to 24% from 39% for the three months ended June 30, 2000 and July 3, 1999, respectively, and decreased to 27% of revenues from 39% of revenues in the six months ended June 30, 2000 compared to the six months ended July 3, 1999. The decrease in costs in each period versus the same period of the prior year is a result of the elimination of duplicate telecommunication costs resulting from the Company's integration of the Vancouver distribution Networking Operating Center ("NOC") into the San Francisco NOC. Telecommunication costs were $1,188,000 and $2,395,000 for the three months ended June 30, 2000 and July 3, 1999, respectively, and $2,873,000 and $4,641,000 for the six months ended June 30, 2000 and July 3, 1999, respectively. Delivery and material costs include telecommunication costs associated with online video and audio deliveries, video and audio tapes along with the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and material costs include the direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

     The Company expects that delivery costs will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods, influenced principally by volumes, average sales prices and scale economies as video deliveries increase in volume.


Customer Operations

     Customer operations expenses were $4,082,000 and $3,971,000 for the quarters ended June 30, 2000 and July 3, 1999, respectively, and $8,237,000 and $7,528,000 for the six months ended June 30, 2000 and July 3, 1999, respectively. The increase in 2000 versus 1999 is primarily due to the additional personnel necessary to respond to the greater volume of orders and deliveries.

     Customer operations expenses as a percentage of revenues decreased to 30% from 33% for the three months ended June 30, 2000 and July 3, 1999, respectively, and decreased to 31% for the six months ended June 30, 2000, as compared to 32% of revenues for the six months ended July 3, 1999. These decreases are primarily due to process improvements associated with integrating the Company's NOC and customer service center.

     The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, it will be required to continue to implement changes that improve and increase the efficiency of its customer operations.

Sales and Marketing

     Sales and marketing expenses were $1,250,000 for the three months ended June 30, 2000, a 12% decrease from $1,414,000 for the three months ended July 3, 1999, and decreased 14% to $2,273,000 from $2,651,000 for the six months ended June 30, 2000 and July 3, 1999, respectively. These decreases in sales and marketing expense are the result of improved efficiency of the Company's sales and marketing efforts, as well as the consolidation of the Company's sales and marketing efforts among all of its locations. Sales and marketing costs as a percentage of revenues decreased to 9% from 11% for the three and six months ended June 30, 2000 and July 3, 1999, respectively, as a result of these improved efficiencies and reorganization efforts.

     The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.


Research and Development

     Research and development expenses increased 11% to $757,000 for the quarter ended June 30, 2000 from $680,000 for the quarter ended July 3, 1999, and increased 26% to $1,634,000 for the six months ended June 30, 2000 from $1,292,000 for the six months ended July 3, 1999. The increase in research and development expense is primarily due to the capitalization of certain salaries and benefits during the six months ended July 3, 1999 for personnel involved in developing software used to integrate the Company's NOC with that of its Vancouver subsidiary. As a percentage of revenues, research and development expenses remained relatively unchanged at 6% and 5% of revenues for the six months ended June 30, 2000 and July 3, 1999, respectively.

     The Company expects that additional research and development spending will be necessary to remain competitive and that its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability to develop both new and enhanced products and services.


General and Administrative

     General and administrative expenses increased 110% to $2,310,000 for the quarter ended June 30, 2000 from $1,102,000 for the quarter ended July 3, 1999, and increased 55% to $4,055,000 from $2,609,000 for the six months ended June 30, 2000 and July 3, 1999, respectively. The increase is primarily due to the increased use of temporary labor and professional fees associated with filling open positions and cost of integrating the Company's financial systems. In addition, the Company increased its allowance for doubtful accounts receivable. General and administrative expenses have increased to 17% and 15% of revenues for the quarter and six months ended June 30, 2000 from 9% and 11% for the quarter and six months ended July 3, 1999. The Company expects that general and administrative expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods.


Depreciation and Amortization

     Depreciation and amortization expenses decreased 33% to $1,614,000 in the three months ended June 30, 2000 from $2,435,000 in the three months ended July 3, 1999, and decreased 35% to $3,199,000 in the six months ended June 30, 2000 from $4,925,000 in the six months ended July 3, 1999. The Company acquired the bulk of its assets prior to December 31, 1997; therefore, beginning in fiscal year 1999, there has been a higher percentage of fixed assets which are reaching or have reached the end of their depreciable lives.

     The Company recorded goodwill amortization expense of $206,000 and $361,000 for the quarter and six months ended June 30, 2000, and $192,000 and $387,000 for the quarter and six months ended July 3, 1999.

Interest Income and Interest Expense

     Interest income decreased 21% to $46,000 for the quarter ended June 30, 2000 from $58,000 for the quarter ended July 3, 1999, and decreased 37% to $96,000 in the six months ended June 30, 2000 from $153,000 for the six months ended July 3, 1999. This decrease is primarily the result of a decreased level of cash and cash equivalents in the first six months of 2000 as compared to the first six months of 1999.

     Interest expense decreased 20% to $406,000 for the quarter ended June 30, 2000 from $508,000 for the quarter ended July 3, 1999, and decreased 38% to $686,000 for the six months ended June 30, 2000, from $1,112,000 in the six months ended July 3, 1999. The decrease is primarily the result of a decrease in the Company's outstanding debt. Debt outstanding decreased to $8.2 million at June 30, 2000 from $14.1 million at July 3, 1999.


Liquidity and Capital Resources

     Net cash used in operating activities remained relatively unchanged at $0.4 million in the six months ended June 30, 2000 and July 3, 1999.

     The Company made capital additions of $1.1 million during the six months ended June 30, 2000 versus $2.6 million in the six months ended July 3, 1999. The capital additions in both periods were a result of the Company's continued expansion of its network. Principal payments on long-term debt were $8.1 million in the six months ended June 30, 2000 versus $4.6 million in the six months ended July 3, 1999.

     The Company expects to continue to invest in the expansion of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional DG Video Transmission Systems and Digital Video Playback Systems ("DVPSs") to be built and installed in production studios and television stations.

     At June 30, 2000, the Company's current sources of liquidity included cash and cash equivalents of $3.2 million. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and revolving loan commitments, and other cash requirements through the foreseeable future.

     On April 6, 2000, the Company entered into a long-term loan and security agreement with Foothill Capital Corporation for a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. As of June 30, 2000, $2.2 million was outstanding under the revolving credit facility and an additional $2.3 million was available for borrowing.

     On April 7, 2000, the Company entered into a long-term debt agreement to refinance $3 million in outstanding loans and capital leases. The term of the new agreement is two years and it expires in 2002.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has some operations in Canada and, therefore, is subject to the risk that the Canadian dollar/US dollar exchange rates will adversely impact the Company's results of operations. The Company believes this risk to be immaterial to the Company's results of operations.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation proceedings incidental to the conduct of its business. The Company does not believe that any such proceedings presently pending will have a material adverse effect on its financial condition or results of operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number        Exhibit Title
--------------        -------------
27  /(a)/             Financial Data Schedule.
__________
/(a)/  Filed herewith


(b)  Report on Form 8-K

Current Report on Form 8-K filed on July 14, 2000 regarding the proposed merger between Digital Generation Systems, Inc. and StarGuide Digital Networks, Inc.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIGITAL GENERATION SYSTEMS, INC.



Dated: August 14, 2000            By    /s/ OMAR A. CHOUCAIR
                                      -----------------------------------
                                            Omar A. Choucair
                                            Chief Financial Officer
                                            (Principal Financial and
                                              Chief Accounting Officer)