Form 10-Q
period 2000-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2000-11-14
CIK 934448

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or
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


                    5221 North O'Connor Boulevard, Suite 950
                                Irving, TX 75039
          (Address of principal executive offices, including zip code)
                                 (972) 402-4800
              (Registrant's telephone number, including area code)

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

Number of shares of registrant's Common Stock, without par value, outstanding as of September 30, 2000: 28,234,483

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Annual Report on Form 10-K filed on March 28, 2000, those discussed in "Risk Factors" as reported in the Company's Form S-4 filed October 16, 2000, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                                                                       Page
                                                                                                                      -----------
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999............................     3

             Condensed Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and October 2, 1999 ......................................................................     4

             Condensed Consolidated Statements of Cash Flows for the nine months ended September
             30, 2000 and October 2, 1999.................................................................................     5

             Notes to Condensed Consolidated Financial Statements.........................................................     6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........................     9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................................................    12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................................    12

Item 6.      Exhibits and Reports on Form 8-K.............................................................................    13

             SIGNATURES...................................................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       DIGITAL GENERATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                            September 30,                       December 31,
                                                                2000                                1999
                                                        ---------------------                -------------------
                                                             (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $               3,101                   $          5,420
    Accounts receivable, less allowance for
        doubtful accounts of $2,613 on
        September 30, 2000 and $1,659 on
        December 31, 1999                                              12,743                             12,799
    Prepaid expenses and other                                          1,905                              1,717
                                                        ---------------------                -------------------
         Total current assets                                          17,749                             19,936
                                                        ---------------------                -------------------

PROPERTY AND EQUIPMENT, at cost:
    Network equipment                                                  37,842                             35,304
    Office furniture and equipment                                      6,483                              5,833
    Leasehold improvements                                                859                                793
                                                        ---------------------                -------------------
                                                                       45,184                             41,930
    Less - Accumulated depreciation and
            amortization                                              (38,084)                           (33,772)
                                                        ---------------------                -------------------
      Property and equipment, net                                       7,100                              8,158
                                                        ---------------------                -------------------

GOODWILL AND OTHER ASSETS, net                                         12,512                             13,672
                                                        ---------------------                -------------------
TOTAL ASSETS                                            $              37,361                $            41,766
                                                        =====================                ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                    $               5,012                $             7,781
    Accrued liabilities                                                 2,678                              3,230
    Current portion of long-term debt                                   4,443                              7,689
                                                        ---------------------                -------------------
      Total current liabilities                                        12,133                             18,700
LONG-TERM DEBT, net of current portion                                  2,518                              2,513
                                                        ---------------------                -------------------
TOTAL LIABILITIES                                                      14,651                             21,213
                                                        ---------------------                -------------------

SHAREHOLDERS' EQUITY:
    Convertible preferred stock, no par value -
      Authorized -- 15,000,000 shares
      Outstanding -- none                                                  --                                --
    Common stock, no par value --
      Authorized -- 100,000,000 shares
      Outstanding -- 28,234,483 shares at
        September 30, 2000 and 27,530,170 shares
        at December 31, 1999                                          121,875                            119,519
    Treasury stock, at cost                                              (101)                                --
    Receivable from issuance of common stock                              (93)                              (194)
    Accumulated other comprehensive income                                 66                                 52
    Accumulated deficit                                               (99,037)                           (98,824)
                                                        ---------------------                -------------------
      Total shareholders' equity                                       22,710                             20,553
                                                        ---------------------                -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $              37,361                $            41,766
                                                        =====================                ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2000 and October 2, 1999
                     (in thousands, except per share data)



                                                         Three Months Ended                           Nine Months Ended
                                                 September 30,             October 2,        September 30,           October 2,
                                                     2000                     1999               2000                   1999
                                               ----------------------------------------    ----------------------------------------
                                                            (Unaudited)                                  (Unaudited)
REVENUES                                        $           13,779    $          12,202    $           40,028      $         35,782
                                                ------------------    -----------------    ------------------      ----------------
COSTS AND EXPENSES:
   Delivery and material costs                               3,445                4,412                10,658                13,720
   Customer operations                                       4,119                3,718                12,356                11,246
   Sales and marketing                                       1,127                1,149                 3,400                 3,800
   Research and development                                    797                  756                 2,431                 2,048
   General and administrative                                1,712                1,650                 5,767                 4,259
   Depreciation and amortization                             1,673                2,280                 4,857                 7,204
                                                ------------------    -----------------    ------------------      ----------------
          Total expenses                                    12,873               13,965                39,469                42,277
                                                ------------------    -----------------    ------------------      ----------------
INCOME (LOSS) FROM OPERATIONS                                  906               (1,763)                  559                (6,495)
                                                ------------------    -----------------    ------------------      ----------------
OTHER INCOME (EXPENSE):
   Interest income                                              17                  152                   113                   305
   Interest expense                                           (184)                (449)                 (885)               (1,562)
                                                ------------------    -----------------    ------------------      ----------------
NET INCOME (LOSS)                               $              739    $          (2,060)   $             (213)     $         (7,752)
                                                ==================    =================    ==================      ================

NET INCOME (LOSS) PER COMMON SHARE:
        Basic                                   $             0.03    $           (0.08)   $            (0.01)     $          (0.29)
                                                ==================    =================    ==================      ================
        Diluted                                 $             0.03    $           (0.08)   $            (0.01)     $          (0.29)
                                                ==================    =================    ==================      ================

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:
        Basic                                               28,215               26,673                28,050                26,510
        Diluted                                             29,531               26,673                28,050                26,510


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and October 2, 1999
                                (in thousands)

                                                                                Nine Months Ended
                                                                          September 30,          October 2,
                                                                              2000                 1999
                                                                    ----------------------------------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $            (213)    $         (7,752)
    Adjustments to reconcile net loss to net cash provided by (used
    in)
    operating activities:
         Depreciation and amortization of property and equipment                  4,312                6,548
         Amortization of goodwill and intangibles                                   540                  578
         Provision for doubtful accounts                                            970                  206
         Loss on retirement of property, plant and equipment                          6                   --
         Changes in operating assets and liabilities --
             Accounts receivable                                                   (914)              (1,191)
             Prepaid expenses and other assets                                      433               (1,711)
             Accounts payable and accrued liabilities                            (3,321)               1,300
                                                                    -------------------  -------------------

                 Net cash provided by (used in) operating activities              1,813               (2,022)
                                                                    -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property, plant and equipment                          --                   75
    Acquisition of property and equipment                                        (1,688)              (3,220)
                                                                    -------------------  -------------------

                 Net cash used in investing activities                           (1,688)              (3,145)
                                                                    -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                        2,356                1,374
    Proceeds from line of credit                                                 30,689                2,923
    Payments on line of credit                                                  (28,812)              (2,786)
    Proceeds from issuance of long-term debt                                      3,000                1,500
    Payments on long-term debt                                                   (9,690)              (6,507)
                                                                    -------------------  -------------------

                 Net cash used in financing activities                           (2,457)              (3,496)
                                                                    -------------------  -------------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                13                   24

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,319)              (8,639)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,420               13,025
                                                                    -------------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $           3,101     $          4,386
                                                                    ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION
                 Interest paid                                        $             873     $          1,868
                 Acquisition of property and equipment through        $           1,572     $             --
                 capital lease
                 Treasury stock purchased in exchange for             $             101     $             --
                 cancellation of note

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DIGITAL GENERATION SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

  The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and October 2, 1999. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

  Certain reclassifications were made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.


2.  DEBT TRANSACTIONS

  On April 6, 2000, the Company entered into a long-term loan and security agreement with Foothill Capital Corporation for a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. As of September 30, 2000, $1.9 million was outstanding under the revolving credit facility and an additional $1.9 million was available for borrowing.


3.  INCOME TAXES

  Net income for the three months ended September 30, 2000 will be offset by net operating losses, therefore no tax expense has been provided for. SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of September 30, 2000 and December 31, 1999.

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


4.  NET INCOME (LOSS) PER SHARE

                                             Three Months Ended          Nine Months Ended
                                          September 30,  October 2,   September 30,  October 2,
                                             2000          1999            2000        1999
                                          ------------- -----------   -------------  ----------
Basic:

 Net income (loss)                           $   739    $ (2,060)        $ (213)    $ (7,752)

 Weighted average shares
   outstanding                                28,215      26,673          28,050      26,510
                                             -------    --------         -------    --------
 Income (loss) per share                     $  0.03    $ (0.08)         $(0.01)    $ (0.29)
                                             =======    ========         =======    ========

Diluted:

 Net income (loss)                           $   739    $(2,060)         $ (213)    $(7,752)

 Weighted average shares
   outstanding                                28,215      26,673          28,050      26,510

 Add: Net effect of  potential
   dilutive shares                             1,316           -               -           -
                                             -------    --------         -------    --------
   Total                                      29,531      26,673          28,050      26,510
                                             -------    --------         -------    --------
 Income (loss) per share                     $  0.03    $ (0.08)         $(0.01)    $ (0.29)
                                             =======    ========         =======    ========


  Warrants to purchase 3,891,070 shares of common stock at a weighted average exercise price of $3.57 were not included in the computation of diluted loss per share for the three months ended October 2, 1999 and the nine months ended September 30, 2000 and October 2, 1999, because the effect of these outstanding warrants would be antidilutive. At September 30, 2000, 1,646,719 warrants, with a weighted average exercise price of $3.38 had exercise prices below the average market price of $5.85 for the three months ended September 30, 2000. Using the treasury stock method for calculating the dilutive effect of stock warrants, 695,281 potential dilutive shares were included in the computation of diluted income per share for the three months ended September 30, 2000.

  At September 30, 2000 and October 2, 1999, options to purchase 3,259,098 and 4,355,209 shares of common stock at a weighted average exercise price of $4.81 and $4.32, respectively, were outstanding. At September 30, 2000, 2,691,663 options with a weighted average exercise price of $4.50 had exercise prices below the average market price of $5.85 for the three months ended September 30, 2000. Using the treasury method for calculating the dilutive effect of stock options, 621,153 potential dilutive shares were included in the computation of diluted income per share for the three months ended September 30, 2000. For the three months ended October 2, 1999 and for the nine months ended September 30, 2000 and October 2, 1999, no options were included in the computation of diluted loss per share as their effect would be antidilutive.

  During the nine months ended September 30, 2000, 704,313 shares of common stock were issued pursuant to the exercise of options and warrants with proceeds of $2,355,855.

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


5.  SEGMENT INFORMATION

  The Company operates predominantly in one industry segment: digital and physical distribution and post-production services for audio and video content, and its operations are managed primarily by geographic areas. The Company has defined its reportable segments based on these geographic areas.

  The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. As of September 30, 2000, 5% of the Company's operating assets were located outside of the United States.

                                               For the Three Months Ended September 30, 2000
                                                              (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  --------------
Revenue                            $ 5,723           $3,040          $4,279          $  737         $13,779

Net income (loss)                  $(1,622)          $  531          $1,898          $  (68)        $   739

Total assets                       $23,898           $8,734          $3,466          $1,263         $37,361


                                                For the Three Months Ended October 2, 1999
                                                              (In $000's)
                            --------------------------------------------------------------------------------
                              San Francisco     New York        Chicago      Los Angeles    Consolidated
                             ---------------  -------------  -------------  -------------  --------------
Revenue                             $ 4,840          $2,808         $3,864         $  690        $12,202

Net income (loss)                   $(5,034)         $  926         $1,788         $  260        $(2,060)

Total assets                        $21,043          $9,850         $7,586         $1,384        $39,863


                                                For the Nine Months Ended September 30, 2000
                                                               (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco      New York        Chicago       Los Angeles     Consolidated
                            ---------------  --------------  --------------  --------------  ---------------
Revenue                           $ 16,669           $9,270         $11,873          $2,216         $40,028

Net income (loss)                 $ (5,969)          $1,282         $ 4,198          $  276         $  (213)


                                                  For the Nine Months Ended October 2, 1999
                                                                (In $000's)
                            --------------------------------------------------------------------------------
                             San Francisco     New York        Chicago        Los Angeles     Consolidated
                            ---------------  -------------  --------------  ---------------  ---------------
Revenue                           $ 15,573          $8,710         $10,037          $1,462          $35,782

Net income (loss)                 $(10,206)         $1,722         $ 1,010          $ (278)         $(7,752)

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


6.  OTHER

  The Board of Directors of the Company has unanimously approved an Agreement and Plan of Merger, dated as of July 7, 2000, which provides for the merger of SG Nevada Merger Sub Inc., a wholly-owned subsidiary of the Company, with and into StarGuide Digital Networks, Inc ("StarGuide"). In this merger, the holders of StarGuide common stock will receive for each share of StarGuide common stock approximately 1.6983 shares of Company common stock, and the holders of Company common stock will continue to hold their shares. Upon consummation of the merger, holders of StarGuide common stock will own approximately 59.25% of the Company on a fully-diluted basis, and the holders of Company common stock prior to the merger will own approximately 40.75% of the Company on a fully-diluted basis. Final approval of the merger by the shareholders of the Company is expected to be obtained at the annual meeting on November 21, 2000. StarGuide will be the accounting acquirer for financial reporting purposes. The results of operations of the combined company will not include DG Systems results of operations prior to the merger.


7.   NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a component of other comprehensive income, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies with fiscal years that end on December 31, 2000, SAB 101 becomes effective for the fourth quarter of fiscal year 2000. Any cumulative effect of the adoption of SAB 101 will be computed as of January 1, 2000. The Company believes that adopting SAB 101 will not have a material effect on the Company's financial position or overall trends in results of operations.


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

Revenues

    Revenues were $13,779,000 for the three months ended September 30, 2000, a 13% increase from $12,202,000 for the three months ended October 2, 1999, and revenues for the nine months ended September 30, 2000 were $40,028,000, a 12% increase from $35,782,000 for the nine months ended October 2, 1999. Revenues increased primarily due to increased volume as a result of greater acceptance of the Company's video delivery and postproduction services and the expanded network of Company equipment located in television stations.

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


Delivery and Material Costs

    Delivery and material costs were $3,445,000 for the three months ended September 30, 2000, a 22% decrease from $4,412,000 for the three months ended October 2, 1999. Delivery and material costs were $10,658,000 for the nine months ended September 30, 2000, a 22% decrease from $13,720,000 for the nine months ended October 2, 1999. As a percentage of revenue, delivery and material costs decreased to 25% from 36% for the three months ended September 30, 2000 and October 2, 1999, respectively, and decreased to 27% of revenues from 38% of revenues in the nine months ended September 30, 2000 compared to the nine months ended October 2, 1999. The decrease in costs in each period versus the same period of the prior year is a result of the elimination of duplicate telecommunication costs resulting from the Company's integration of the Vancouver distribution Networking Operating Center ("NOC") into the San Francisco NOC. Telecommunication costs were $1,072,000 and $2,090,000 for the three months ended September 30, 2000 and October 2, 1999, respectively, and $3,945,000 and $6,731,000 for the nine months ended September 30, 2000 and October 2, 1999, respectively. Delivery and material costs include telecommunication costs associated with online video and audio deliveries, video and audio tapes along with the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and material costs include the direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

Customer Operations

    Customer operations expenses were $4,119,000 and $3,718,000 for the quarters ended September 30, 2000 and October 2, 1999, respectively, and $12,356,000 and $11,246,000 for the nine months ended September 30, 2000 and October 2, 1999, respectively. The increase in 2000 versus 1999 is primarily due to the additional personnel necessary to respond to the greater volume of orders and deliveries.

    As a percentage of revenues, customer operations expense remained unchanged at 30% for the three months ended September 30, 2000 and October 2, 1999 and 31% for the nine months ended September 30, 2000 and October 2, 1999.

    The Company expects that customer operations expenses will increase in absolute dollars and may fluctuate as a percentage of revenues in future periods. Moreover, the Company believes that in order to compete effectively and manage future growth, it will be required to continue to implement changes that improve and increase the efficiency of its customer operations.

Sales and Marketing

    Sales and marketing expenses were $1,127,000 for the three months ended September 30, 2000, a 2% decrease from $1,149,000 for the three months ended October 2, 1999, and decreased 11% to $3,400,000 from $3,800,000 for the nine months ended September 30, 2000 and October 2, 1999, respectively. These decreases in sales and marketing expense are the result of improved efficiency of the Company's sales and marketing efforts, as well as the consolidation of the Company's sales and marketing efforts among all of its locations. Sales and marketing costs as a percentage of revenues decreased to 8% from 9% for the three months ended September 30, 2000 and October 2, 1999, respectively, and decreased to 8% of revenues from 11% of revenues in the nine months ended September 30, 2000 compared to the nine months ended October 2, 1999, as a result of these improved efficiencies and reorganization efforts.

    The Company expects to continue to expand sales and marketing programs designed to introduce the Company's services to the marketplace and to attract new customers for its services. The Company expects that sales and marketing expenses will increase in absolute dollars and may fluctuate as a percentage of revenue in future periods.

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


Research and Development

    Research and development expenses increased 5% to $797,000 for the quarter ended September 30, 2000 from $756,000 for the quarter ended October 2, 1999, and increased 19% to $2,431,000 for the nine months ended September 30, 2000 from $2,048,000 for the nine months ended October 2, 1999. The increase in research and development expense is primarily due to the capitalization of certain salaries and benefits during the nine months ended October 2, 1999 for personnel involved in developing software used to integrate the Company's San Francisco NOC with that of its Vancouver subsidiary. As a percentage of revenues, research and development expenses remained relatively unchanged at 6% of revenues for the three and nine months ended September 30, 2000 and October 2, 1999.

    The Company expects that additional research and development spending will be necessary to remain competitive and that its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability to develop both new and enhanced products and services.

General and Administrative

    General and administrative expenses increased 4% to $1,712,000 for the quarter ended September 30, 2000 from $1,650,000 for the quarter ended October 2, 1999, and increased 35% to $5,767,000 from $4,259,000 for the nine months ended September 30, 2000 and October 2, 1999, respectively. The increase is primarily due to an increase in the allowance for doubtful accounts receivable. General and administrative expenses have changed to 12% and 14% of revenues for the quarter and nine months ended September 30, 2000 from 14% and 12% for the quarter and nine months ended October 2, 1999.

Depreciation and Amortization

    Depreciation and amortization expenses decreased 27% to $1,673,000 in the three months ended September 30, 2000 from $2,280,000 in the three months ended October 2, 1999, and decreased 32% to $4,857,000 in the nine months ended September 30, 2000 from $7,204,000 in the nine months ended October 2, 1999. The decrease is due to a higher percentage of fixed assets reaching or having reached the end of their depreciable lives. However, the Company's total investment in network equipment has increased from $35.3 million to $37.8 million at December 31, 1999 and September 30, 2000, respectively.

    The Company recorded goodwill and intangibles amortization expense of $179,000 and $540,000 for the quarter and nine months ended September 30, 2000, and $191,000 and $578,000 for the quarter and nine months ended October 2, 1999.

Interest Income and Interest Expense

    Interest income decreased 89% to $17,000 for the quarter ended September 30, 2000 from $152,000 for the quarter ended October 2, 1999, and decreased 63% to $113,000 in the nine months ended September 30, 2000 from $305,000 for the nine months ended October 2, 1999. This decrease is primarily the result of a decreased level of cash and cash equivalents due primarily to the $9.7 million of term debt the Company paid down during the first nine months of 2000.

   Interest expense decreased 59% to $184,000 for the quarter ended September 30, 2000 from $449,000 for the quarter ended October 2, 1999, and decreased 43% to $885,000 for the nine months ended September 30, 2000, from $1,562,000 in the nine months ended October 2, 1999. The decrease is primarily the result of a decrease in the Company's outstanding debt. Debt outstanding decreased to $7.0 million at September 30, 2000 from $14.1 million at October 2, 1999.

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


Liquidity and Capital Resources

    Cash provided by operations was $1.8 million for the nine months ended September 30, 2000 compared to cash used by operations of $2 million for the nine months ended October 2, 1999. This increase of $3.8 million is attributable to both increased revenues and the overall reduction in operating expenses, particularly delivery and material costs.

    The Company made capital additions of $1.7 million during the nine months ended September 30, 2000 versus $3.2 million in the nine months ended October 2,
1999.   The capital additions in both periods were a result of the Company's continued expansion and improvement of its network. Principal payments on non-revolving long-term debt were $9.7 million in the nine months ended September 30, 2000 versus $6.5 million in the nine months ended October 2, 1999.

    The Company expects to continue to invest in the expansion and improvements of its network. In particular, the Company is in the process of expanding its infrastructure within the television broadcast industry that will require additional DG Video Transmission Systems and Digital Video Playback Systems to be built and installed in production studios and television stations. Additionally, the Company is developing software for media asset management, enhanced Internet media delivery and enhanced online access to its network.

    At September 30, 2000, the Company's current sources of liquidity included cash and cash equivalents of $3.1 million and $1.9 million of availability on the revolving credit facility. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital, capital lease and revolving loan commitments, and other cash requirements through the foreseeable future.

    On April 6, 2000, the Company entered into a long-term loan and security agreement with Foothill Capital Corporation for a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. As of September 30, 2000, $1.9 million was outstanding under the revolving credit facility and an additional $1.9 million was available for borrowing.

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

                       DIGITAL GENERATION SYSTEMS, INC.

                                  (Unaudited)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit Number    Exhibit Title
  --------------    -------------

     27 /(1)/       Financial Data Schedule.
__________

/(1)/    Filed herewith


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL GENERATION SYSTEMS, INC.



Dated:  November 14, 2000           By     /S/ OMAR A. CHOUCAIR
                                       ------------------------
                                    Omar A. Choucair
                                    Chief Financial Officer (Principal Financial
                                    and Chief Accounting Officer)