Form 10-K
period 2000-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2001-03-30
CIK 934448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _____________.

                        COMMISSION FILE NUMBER: 0-27644

                        Digital Generation Systems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                   94-3140772
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                  Identification Number)

                    5221 North O'Connor Boulevard, Suite 950
                              Irving, Texas  75039
          (Address Of Principal Executive Offices, Including Zip Code)

                                 (972) 402-4800
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
(Former Name, Former Address, Former Fiscal Year, If Changed Since Last Report)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to the Section 12 (g) of the Act: Common Stock
                               ($0.01 par value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2001, as reported on the Nasdaq National Market, was approximately $140,312,000. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 15, 2001, the registrant had 70,156,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"), which meeting will be held on the date set forth in the Proxy Statement. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

================================================================================

                       DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS

                                             PART I
ITEM 1.    BUSINESS.....................................................................   1
           Industry Background..........................................................   2
           The Companies................................................................   3
           Products and Services........................................................   4
           The DG Systems Network.......................................................   5
           The StarGuide Network........................................................   6
           Markets and Customers........................................................   8
           Sales, Marketing and Customer Service........................................   9
           Competition..................................................................  11
           Intellectual Property and Proprietary Rights.................................  12
           Employees....................................................................  13
ITEM 2.    PROPERTIES...................................................................  13
ITEM 3.    LEGAL PROCEEDINGS............................................................  13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  13
ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.........................................  14

                                             PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........  17
ITEM 6.    SELECTED FINANCIAL DATA......................................................  17
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS...................................................................  19
           Overview.....................................................................  19
           Results of Operations........................................................  19
           Liquidity and Capital Resources..............................................  21
           Certain Business Considerations..............................................  22
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................  36
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...................................  36
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISLOSURE....................................................................  36

                                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................  36
ITEM 11.   EXECUTIVE COMPENSATION.......................................................  36
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............  36
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................  36

                                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............  37
EXHIBITS AND REPORTS ON FORM 8-K........................................................  37
SIGNATURES..............................................................................  41

                       DIGITAL GENERATION SYSTEMS, INC.


                                    PART I

ITEM 1.  BUSINESS

  DG Systems, Inc. ("DG Systems") operates a nationwide, value-added digital network which links hundreds of advertisers and advertising agencies with more than 7,500 radio and 800 television stations across the United States and Canada. DG Systems' fault-tolerant Network Operation Center located in San Francisco delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

  DG Systems is the most significant distributor of audio spot advertising to radio stations, enjoying a market share in excess of 50%. In late 1996, DG Systems entered the market for the electronic distribution of digital video spots to television stations, cable systems and networks. DG Systems' revenues derive mainly from advertising agencies, advertisers, tape duplication vendors and dealers, syndicated programmers and music companies that principally service these markets. DG Systems believes that its digital network enables rapid, cost-effective and reliable transmission of audio and video broadcast content, and provides higher levels of quality, control and flexibility than physical distribution methods currently available. In July 1997, DG Systems purchased Starcom Mediatech, Inc. ("Mediatech"), a provider of broadcast video and audio duplication, syndicated program distribution and corporate media duplication services, with facilities in Chicago, Los Angeles and New York, augmenting its November 1996 acquisition of PDR Productions, Inc. ("PDR"), a New York City-based broadcast production services company. As a result of these acquisitions, DG Systems also has become a leading provider of video advertising distribution and is adding new customers to its digital audio and video network. DG Systems offers a complete range of post-production services, including editing, duplication, color control, close captioning, content review, quality assurance, electronic archiving and format conversions, all of which allow one-stop shopping in the critical advertising markets of New York City, Chicago and Los Angeles.

  On January 18, 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide") pursuant to the Agreement and Plan of Merger by and among DG Systems, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DG Systems ("Merger Sub"), and StarGuide. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company will be that of StarGuide and the Company's results of operations will be included subsequent to the consummation date. On March 7, 2001, DG Systems completed its purchase of the 50% interest in Musicam Express ("Musicam") owned by Westwood One, Inc. and Infinity Broadcasting Corporation in exchange for 690,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam.

  Upon the completion of the merger, each share of StarGuide common stock converted into the right to receive 1.7332 shares of common stock of the Company. Under the merger agreement, StarGuide's options and warrants were assumed by the Company based on the same exchange ratio.

  StarGuide is a leading designer and provider of high-speed digital information transmission and distribution systems. StarGuide's patented technology--digital distribution, compression, and transmission systems combined with satellite and Internet technologies--allow StarGuide to achieve high-quality, economical, flexible, and high-throughput information flow without the need for point-to-point connections, regardless of digital formatting or compression protocols. Integrated into many of StarGuide's systems are StarGuide's proprietary digital audio compression and decompression, or "codec," techniques and products.

  StarGuide's satellite transmission systems combine varying types of information into one single transmission, maximizing the amount of information transmitted through the satellite in a more cost-effective and reliable manner than other distribution systems available on the market. The systems are also readily upgradeable, secure, and able to direct transmissions, or components of transmissions, to multiple points simultaneously. StarGuide's transmission systems are capable of receiving any type of digitized media including audio, simultaneous audio, video, text and data from a variety of sources including satellite, high-bandwidth connections such as ISDN or T1 lines, and other wired and wireless systems.

  StarGuide has developed a patented store-and-forward system called Transportal 2000(TM), a cost-effective, reliable, high-speed electronic media delivery system that serves the broadcast industry with Internet connectivity, compatible StarGuide satellite transmission and terrestrial overlays, automatic fall-back dub and ship service, and automated confirmation of delivery. This proprietary automated media distribution system is being deployed across the radio broadcasting industry. StarGuide will seek to expand its presence in the broadcasting industry and will target new market opportunities for high-quality, high-throughput digital information systems.

  Building on its experience and technology in digital content distribution, StarGuide also seeks to become the leading provider of Internet-related video and audio content delivery through the commercial application of its patented CoolCast(TM) technology. Using this technology, millions of viewers and listeners can simultaneously access high-quality content through personal computers. Streaming video and audio content, delivered via satellite to Internet points of presence, can be accessed by subscribers through broadband connections capable of supporting CoolCast(TM) technology. Subscribers can thus enjoy this streaming content in conjunction with CoolCast(TM)-enabled web-sites, without the degradation of signal quality typically caused by the congestion of the Internet backbone. StarGuide believes that its CoolCast(TM) service represents an efficient means to meet the growing demand for broadband video and audio delivery to Internet users.

Industry Background

DG Sytems

  While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,100 commercial television stations in the United States. These stations generate revenue by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers, or by station personnel for advertisers that are local in nature. Advertising is characterized as "network" or "spot," depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a "network feed" (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

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

  The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. DG Systems estimates that approximately 30% of radio spots and more than 85% of video spots are delivered by air express services. Many companies, commonly known as "dub and ship houses," are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. DG Systems estimates that it has transitioned approximately 60% of the market for audio spot deliveries and approximately 10% of video spot deliveries, to digital distribution. DG Systems estimates the market sizes for the audio distribution market to be approximately $40 million and approximately $150 million for the video distribution market.

StarGuide

  Increasing demand for reliable and rapid means of information transfer in the broadcast, scientific, education, entertainment, home-computing, and telecommunications industries has driven a number of technical innovations in recent years. In particular, digital distribution technologies are increasingly used for distributing information in forms such as audio, video, text, and data. Digitized information can be stored, manipulated, transmitted, and reproduced more easily, more rapidly, with less degradation, and in greater volumes than traditional analog or hard copy information.

  Prominent among digital distribution system developments in recent years has been the growth of the Internet. The Internet, however, suffers from significant bandwidth, security, reliability, and other constraints.

  To meet their growing need for solutions that offer reliable, high-quality digital information distribution, some companies have deployed their own terrestrial-based local and wide area computer networks. These systems are typically very costly to deploy, use, and maintain. Additionally, upgrading these systems to keep abreast of technical innovations can be particularly difficult and costly.

  Other digital communication and transmission technologies, such as private-network satellite systems, can offer more cost-effective and reliable solutions for the digital-transmission requirements of data-intensive businesses, including radio and television broadcasting. Satellite distribution can be particularly effective at meeting the needs of point-to-multipoint transmission, or "multicasting," and other broadcasting applications.

  StarGuide has developed proprietary software and hardware systems that can address the need for data distribution services that are both economically and technologically suitable to various commercial applications. Many of these systems are currently deployed and in service, and StarGuide continues to upgrade its technology, and to deploy additional units in the marketplace.

The Companies

DG Systems

  DG Systems is a leading provider of electronic and physical distribution of and ancillary post-production services for, audio and video content to advertising agencies, production studios and broadcast stations throughout the United States and Canada. DG Systems was incorporated in 1991. DG Systems has developed a digital network currently serving over 7,500 radio and 800 television stations that is controlled through DG Systems' San Francisco Network Operating Center, or "NOC". This network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. With DG Systems' network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DG Systems sends the customer a confirmation specifying the time of delivery. Additionally, DG Systems' digital network delivers close to "master" quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

  DG Systems generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. DG Systems has historically operated and currently operates without substantial backlog. DG Systems receives distribution orders with specific bills of material, routing and timing instructions provided by the customer. These orders are entered into DG Systems' computer system either by the customer (through an internet-based order-entry system) or by DG Systems, and are scheduled for electronic delivery if a station is on DG Systems' network, or are scheduled for physical delivery via DG Systems' various dub and ship facilities if a destination station is not on the network.

  Audio content is received electronically at DG Systems' NOC from Record Send Terminals and Client Workstations, that are owned by DG Systems and deployed primarily in production studios. Audio content also can be received at DG Systems' San Francisco NOC on media shipped via airfreight carriers where Record Send Terminals are not available. In addition, audio can be received using DG Systems' "iAudio" internet audio collection system. When audio spots are received, company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over standard telephone or ISDN lines to servers that DG Systems has placed in each radio station on the network. The audio spots are thereafter available to the station on demand.

  Video content is received electronically at DG Systems' San Francisco NOC primarily from DG Systems' Video Record Transmission Systems that are owned by DG Systems and deployed in production video studios. Video content also can be received at DG Systems' San Francisco NOC on media shipped via airfreight carriers or through high-speed communication lines from collection points in locations where Video Record Transmission Systems are not available. When video spots are received, company personnel quality-assure the spots and release the video to the NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed frame relay link to the digital satellite uplink facility over which they are then delivered directly to servers that DG Systems has placed in television stations and cable interconnects.

  Audio and video transmissions are received at designated radio and television stations on DG Systems-owned servers, called Receive Playback Terminals, Client Workstations and ADvantage Digital Video Playback Systems. The servers enable stations to receive and play back material delivered through DG Systems' digital distribution network. The units are owned by DG Systems and typically are installed in the "master control" or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOC, DG Systems monitors the spots stored in each Receive Playback Terminal, Client Workstation and Digital Video Playback System and ensures that space is always available for new transmissions. DG Systems can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

  DG Systems currently offers four primary levels of digital audio distribution services and three levels of video distribution services from its NOC to broadcast advertisers distributing content to broadcast stations: DG Priority, a service which guarantees arrival of the first audio spot on an order within one hour (available for audio only); DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. DG Systems also offers a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours and, therefore, after overnight parcel delivery service is no longer available.

  In addition to its standard services, DG Systems has developed unique products to service four vertical markets with particular time-sensitive delivery needs. "Sweeps" delivery is a specialized service for television stations that wish to advertise on radio with either topical or cooperative content to stimulate viewership during the periods of ratings measurements conducted by the A.C. Nielsen Company. DG Systems also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. DG Systems distributes first release music singles and uses unique software functionality to insure that the singles are released throughout the country to all stations simultaneously thereby eliminating concerns of favoritism or premature release. Finally, DG Systems delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

  DG Systems also provides audio and video duplication services, syndicated programming distribution services, and a host of other ancillary post-production services through its facilities in New York, Chicago, Louisville and Los Angeles.

StarGuide

  StarGuide is a leading designer of high-speed digital audio information transmission and distribution systems. Through StarGuide's proprietary store-and-forward system, Transportal 2000(TM), StarGuide has developed a high-speed electronic media delivery system serving the broadcast industry. StarGuide also seeks to become a leading provider of Internet-related video and audio content delivery through its proprietary CoolCast(TM) system. The CoolCast(TM) system allows viewers to access high-quality audio and video streaming content through their personal computers.

  StarGuide's satellite transmission systems combine varying types of information into one single transmission, maximizing the amount of information transmitted through the satellite in a more cost-effective and reliable manner than other distribution systems available on the market. The systems are also readily upgradeable, secure, and able to direct transmissions, or components of transmissions, to multiple points simultaneously. StarGuide's transmission systems are capable of receiving various types of digitized media including audio, simultaneous audio, video, text and data from a variety of sources including satellite, high-bandwidth connections such as ISDN or T1 lines, and other wired and wireless systems.

Products and Services

  DG Systems' mission is to become the leading provider of electronic value-added transaction services to the advertising and broadcast industries.

Audio Advertising Distribution. Prior to DG Systems' acquisitions of PDR and Mediatech, substantially all of DG Systems' revenues were derived from the delivery of radio advertising from advertising agencies, production studios and dub-and-ship houses to radio stations in the United States. In 1998, DG Systems acquired Digital Courier International, Inc. ("DCI"), and has integrated DCI's network with DG Systems' existing network to form a single, comprehensive network servicing over 7,500 radio stations throughout Canada and the United States. Audio services are expected to continue to account for a significant share of DG Systems' revenues for some time. DG Systems also derives revenue from its offering of audio distribution services in the four vertical markets: sweeps; local/regional newspapers; music releases; and political advertising. DG Systems provides two-way audio transmission services to radio stations within markets, regions and co-owned groups, facilitating the sharing of programming and commercial content. DG Systems also derives limited revenue through its studio services, which enable production studios to directly exchange audio files with each other without the intervention of Company personnel.

Post-production Services. DG Systems' acquisitions of PDR and Mediatech have enabled it to provide digital delivery to a larger base of customers and to provide post-production services in the United States' three major advertising markets (New York, Los

Angeles and Chicago) for a "one-stop shopping solution." DG Systems continues to focus on value-added postproduction services to complement DG Systems' digital delivery products. Such services include editing, duplication, color control, close captioning, content review, quality assurance, electronic archiving and format conversions.

Video Advertising Distribution. DG Systems believes that the delivery of television advertising is characterized by many of the same challenges facing radio advertisers. DG Systems introduced its video distribution services in 1996. To date, DG Systems has deployed a video distribution network consisting of over 800 television stations and cable interconnects, which currently are on-line and receive video content through DG Systems' network. DG Systems is actively marketing and selling its video services to agencies, advertisers and dealers. As many of DG Systems' radio advertising customers also are active television advertisers, its current customers who already utilize DG Systems' audio spot distribution services are candidates for or already are utilizing its video services.

Syndicated Program Distribution. DG Systems also generates revenue by distributing syndicated programming. This service primarily consists of integrating commercials into syndicated programs and either uplinking the completed programs via satellites for distribution to stations nationwide and in Canada or the physical duplication and shipping of shows to stations that do not receive a satellite feed.

Corporate Duplication. DG Systems also generates revenues from the duplication of corporate content. This service primarily consists of large quantity duplication of training, corporate or product information tapes on non-broadcast quality tape stock, such as VHS.

Music Distribution. DG Systems also derives revenues from its "first release music deliveries," in which it offers music labels the capability to electronically distribute first-release music singles simultaneously to selected radio stations.

  DG Systems' future growth depends on its successful and timely introduction of new products and services, often in markets that do not currently exist or are just emerging. DG Systems currently is undertaking efforts to develop new products and services. However, DG Systems may not be able to complete such development successfully, and, even if the development is completed, DG Systems' introduction of these products and services may not realize market acceptance or meet the technical or other requirements of potential customers.

The DG Systems Network

  DG Systems has developed a sophisticated, highly scaleable network communication system to provide network transaction services to the advertising and broadcast industries. Today this system supports two-way communication between advertisers, agencies, production studios and stations via standard telephone lines, ISDN lines, digital data satellite frame relay connections and the Internet. DG Systems intends to continue employing state-of-the-art communications capabilities, such as xDSL and cable modems, as they become widely available and economically feasible.

  DG Systems' network consists of the following:

  . Record Send Terminals, Client Workstations (audio), and Video Record Transmission Systems (video) owned by DG Systems and installed primarily at production studios;
  . NOC at DG Systems' headquarters used to assemble, process, route and store digital content;
  . Receive Playback Terminals, Client Workstations (audio), and Digital Video Playback Systems (video) owned by DG Systems and installed at broadcast stations, cable interconnects and broadcast and cable networks; and
  .  Hughes Satellite Interface used to receive and deliver media content.

  Record Send Terminal and Client Workstation. Both the Record Send Terminal and Client Workstation are PC-based audio encoder and communication servers with a full screen monitor and keyboard. The Record Send Terminal accepts audio in either analog or digital format and encodes the audio using an efficient algorithm for transmissions to DG Systems' NOC in San Francisco. The Client Workstation is a rack-mountable or desktop, PC-based communication server and media encoder/decoder that enables radio stations to receive, play back, record and send audio content delivered through DG Systems' digital distribution network. The Client Workstation communicates with DG Systems' network to exchange media and transactional information, and allows users to record, store and play back broadcast quality audio on demand. Client Workstation software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication and a network access security protocol to prevent unauthorized usage of the network.

  Video Record Transmission System. The Video Record Transmission System is a video encoder and communications server with a full screen monitor and keyboard. The Video Record Transmission System accepts video in either analog or digital format and encodes the video using a standard MPEG-2 compression algorithm for transmissions to DG Systems' NOC in San Francisco.

  Network Operating Centers. DG Systems has developed a fault-tolerant client/server on-line transaction system based on relational databases and UNIX servers from Sun Microsystems. DG Systems has developed software applications incorporating critical operational capabilities such as transaction management, communication facility monitoring, system security, intelligent network routing and customer service databases. The major system components include (1) a transaction scheduling, monitoring and management system, (2) a media collection, processing and delivery system which is designed to handle audio, video, image and data organizing the delivery content by destination address, and routing those deliveries by the most cost-effective route, and (3) a high-capacity media storage and archive system that indexes and archives every media file delivered by DG Systems.

  ADvantage Receive Playback Terminal. The Receive Playback Terminal is a rack-mountable, PC-based communication server and media decoder that enables radio stations to receive and play back audio content delivered through DG Systems' digital distribution network. The Receive Playback Terminal communicates with DG Systems' network to exchange media and transactional information, and allows users to play back broadcast quality audio on demand. Receive Playback Terminal software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrade as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

  ADvantage Digital Video Playback System. The Digital Video Playback System is a rack-mountable, PC-based communication server and video decoder that enables television stations and cable systems to receive and play back advertisements delivered through DG Systems' digital distribution network. The Digital Video Playback System communicates with DG Systems' network to exchange media and transactional information, and allows users to play broadcast quality video on demand. The Digital Video Playback System includes a fully integrated monitor and keyboard and has the disk capacity to store up to 250 30-second spots. Digital Video Playback System software consists of extensive remote capabilities such as system diagnostics, storage management and remote software upgrades as well as enhanced security features such as user authentication, network access security protocol and media content encryption to prevent unauthorized access.

  Hughes DirecPC Satellite Interface. DG Systems has a joint development and deployment agreement with Hughes Network Systems for satellite delivery to its network of stations. DG Systems has developed an electronic interface between its NOC in San Francisco and the Hughes satellite uplink facility. DG Systems also has integrated the Hughes DirecPC satellite technology into its Digital Video Playback Systems to permit the receipt of media content from satellite as well as from terrestrial connections.

  DG Systems' extensive network of digital audio Receive Playback Terminals and Digital Video Playback Systems strategically placed across the country in broadcast stations, its Record Send Terminals, Client Workstations and Video Record Transmission Systems, coupled with unique encoding, compression and complex communications software, connected via its NOC described above, and an established customer base, create important barriers to entry for potential competitors. The transmission of content is controlled by a very comprehensive transaction scheduling, routing, monitoring and delivery management system that DG Systems believes would be very difficult to replicate. Additionally, DG Systems' audio and video capabilities now are complemented with facilities in New York City, Chicago, Louisville, and Los Angeles to handle customers' other production services needs. DG Systems believes that no single competitor today offers DG Systems' audio, video, and production services capabilities that are deliverable locally and nationally via several strategic locations.

The StarGuide Network

  StarGuide Digital Media Transmission Solutions. StarGuide has developed proprietary, integrated hardware and software transmission systems that provide high-quality, reliable, cost-effective, variable-speed distribution of digitized media. StarGuide's systems are flexible; they can be used to distribute digitized audio, video, text and data, from various formats. In addition, StarGuide's systems may be used with other wired or wireless transmission systems, including satellite systems. StarGuide has focused initially on providing these solutions for the media and broadcast industries.

  StarGuide's transmission systems are also "scalable," to accommodate data streams of varying sizes and transmission speed requirements. As a result, a StarGuide transmission system allows the broadcaster to vary, and minimize or maximize as desired, the amount of bandwidth utilized by the system for each transmission in real time, thus providing "bandwidth-on-demand" and savings in bandwidth-related costs.

  In the United States radio industry, StarGuide has deployed its digital transmission systems to radio stations owned by or affiliated with Jacor, ABC Radio, Clear Channel, Infinity, Westwood One, CBS, Bloomberg, Jones Broadcast Programming, One-On-One Sports, and Voice of America. Abroad, StarGuide has deployed its digital transmission systems for Osaka-Yusen (Japan), the Shenzhen Stock Exchange (China), and other entities in Australia, New Zealand, and South America.

  StarGuide has also built a line of high-quality audio compression and decompression products for use in the media, recording, telecommunications, and broadcasting industries. StarGuide has sold its audio compression/decompression products to leading companies and institutions in the United States and abroad. StarGuide has also deployed these products in conjunction with its deployment of satellite transmission systems in the United States radio industry.

  The core of the StarGuide transmission system is StarGuide's patented MX3 Multiplexer and the StarGuide Receiver. The MX3 Multiplexer can accept up to 120 simultaneous digital, audio, video, or data services in various digital formats. The StarGuide Multiplexer then breaks up these differing digital service streams and re-orders and consolidates the various data streams into a single data stream. The system can then cost-effectively transmit this data stream in a single transmission signal, via satellites or other wired or wireless communications vehicles. The MX3 Multiplexer does so in a highly efficient manner, resulting in less consumption of costly bandwidth capacity on the satellites than other transmission systems on the market, such as DVB systems.

  Upon receipt of a transmission, the patented StarGuide Receiver re-assembles and transmits data packets into their respective types of digital information streams (audio, video, text, or data). StarGuide's receivers are flexible and adaptable, employing low cost insertion cards that are installed in any of a number of slots in the receivers, thus adapting the capabilities of the receivers to varying needs of broadcasters who use them.

  Current StarGuide receiver insertion cards include:

  . eDAS (Ethernet Enabled Digital Audio Storage) Card: a unique, patented store-and-forward card that allows a "live" broadcast through the StarGuide Receiver to be automatically mixed with pre-transmitted audio or video clips or advertising spots, thus allowing broadcasters to realize or regionalize national programs or advertisements distributed through the StarGuide transmission system;

  . 10/100 Based-T Ethernet Interface Card: a unique, patented card that allows StarGuide Receivers to receive and route digital content, particularly Internet Protocol content, directly onto a 10 or 100 Based-T local or wide area computer network;

  . Musicam(R) MPEG Layer II Digital Audio Decoder Card: a proprietary audio decoder card that provides CD quality audio and additional network control capabilities for broadcasters who use the StarGuide transmission systems to transmit radio broadcasts or other audio content;

  . Relay Expansion Card: a system card that allows a broadcaster to remotely control a network through the StarGuide Receiver; and

  . MPEG2 Digital Video Decoder Card: a video decoder card that provides VCR quality video and additional network control capabilities for broadcasters who use the StarGuide transmission systems to transmit video broadcasts or other video content.

  StarGuide's transmission systems are controlled by StarGuide's Windows-based, propriety Network Management Control System, or NMCS, which allows a system operator to maintain and control the entire transmission system locally or remotely. The StarGuide NMCS allows the system operator to control both the use of satellite bandwidth by the system and the accessing of transmitted data by the individual StarGuide Receivers in the field.

  StarGuide also has developed a StarGuide DVB Multiplexer and mating StarGuide DVB Receiver. StarGuide developed its StarGuide DVB transmission system for applications requiring transmission in compliance with the DVB standard. StarGuide's DVB system is being deployed throughout Japan by Osaka-Yusen.

  StarGuide Digital Media Distribution System Solutions. StarGuide has developed a comprehensive automated digital content store-and-forward delivery system called the Transportal 2000(TM). StarGuide's patented Transportal 2000(TM) system combines the best features of satellite delivery with Internet-based, point-to-point terrestrial connections, along with traditional manual dub-and-ship service, to provide a reliable, flexible, and economical digital content delivery system. The Transportal 2000(TM) system includes automated digital content packaging along with package-tracking and confirmation of delivery reporting, which can be accessed by the user locally or remotely via the Internet.

  The Transportal 2000(TM) System can be used with or without simultaneous delivery through real time satellite broadcasts. The Transportal 2000(TM) System also may be utilized with StarGuide's eDAS technology, to distribute and automatically insert locally or regionally-tailored content, such as regionalized spot advertisements, into national broadcasts being transmitted through the system.

Markets and Customers

  A large portion of DG Systems' current revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DG Systems derives revenue from advertising agencies directly and from its marketing partners, which are typically dub and ship houses that have signed agreements with DG Systems to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DG Systems' electronic delivery service in exchange for price discounts from DG Systems. The advertisements distributed by DG Systems are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products including soft drinks, and entertainment. The volume of advertising from these segments is subject to substantial seasonal and cyclical variations. Through its acquisition of the assets of DCI, DG Systems has also acquired an additional revenue stream from radio stations by providing distribution between radio stations and radio groups.

  In addition to its core distribution services, DG Systems has identified vertical-market applications for services where same day delivery is used to promote time-sensitive content. These applications include:

  Sweeps Promotions. The A.C. Nielsen ratings periods take place during the broadcast months of February, May, September, and November. DG Systems' services allow local television stations, their affiliated networks and syndicators, whose own advertising rates are based on their Nielsen ratings, to promote viewership of their programs during ratings periods.

  Station to Station Distribution. Many radio stations produce and distribute commercials and short-form programming to other stations for airplay on the same day, and DG Systems' network has proven efficient in delivering this content, replacing ground deliveries and couriers. In addition, consolidation in radio ownership has resulted in many of the new radio mega-groups developing facilities for central audio production. DG Systems' delivery system is used to distribute this production to the group's co-owned stations.

  Political Campaigns. Radio and television can provide a rapid response mechanism for candidates and issue groups. DG Systems offers a same-day service for the facilitation of such advertising during political campaigns.

  DG Systems also offers the following services:

  Post-production Services. Advertising agencies, advertisers, corporations, and public relations firms often require additional services to be performed before a produced element is distributed for broadcast purposes. In addition to DG Systems' traditional post-production services - closed captioning, commercial tagging, international standards conversions, and duplication - DG Systems has developed and introduced digital solutions in the postproduction environment. The new digital services enforce DG Systems' focus on a fully digital production and distribution environment.

  Syndication Programming Distribution. Syndicators distribute long form video programming inclusive of advertising to local television stations and cable operators. DG Systems offers numerous postproduction services to prepare this content for broadcast and distributes it across the Unites States and Canada. Distribution services include both satellite uplink and physical duplication and shipping to those stations, which do not or cannot receive the content via satellite.

  Corporate Duplication. Corporations and other entities develop training, management communications and other general information programs for internal and external distribution for various purposes. DG Systems provides high volume duplication of such content on non-broadcast quality tape stock, typically VHS.

  StarGuide maintains established relationships with producers and broadcasters such as Infinity, Westwood One, Clear Channel, ABC Radio, Jacor, CBS, Bloomberg, Jones Broadcast Programming, One-on-One Sports and Voice of America. In connections with these relationships, StarGuide has sold or has contracts to sell over 6,000 of its StarGuide II Receiver systems, and has contracts to sell roughly 6,000 of its StarGuide III Receiver systems. In addition, StarGuide's audio codecs are recognized and used throughout the radio production and broadcast industries. StarGuide seeks to expand its presence in the broadcast industry by providing Transportal 2000 (TM) integrated digital transmission and distribution systems, upgrades and enhancements of such systems, and customized software solutions to radio stations and other communication segments such as television networks. StarGuide also intends to utilize its existing relationships as reference points and to leverage its technology to develop new customers in the broadcast industry as well as deploy its delivery services for content, streaming media and applications to various industries.

Sales, Marketing and Customer Service

  Brand Strategy. DG Systems' brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. DG Systems focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with DG Systems for a different reason. Agencies purchase services from DG Systems on behalf of their advertisers. Production studios facilitate the transmission of audio and video to DG Systems' NOC. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

  Internet/E-Commerce Strategy. DG Systems introduced its first Internet-based services called DG On-line in 1998 to facilitate the electronic remote entry of work orders and to provide on-line tracking of order status by its customers. DG Systems estimates that approximately 30% of its orders were entered electronically via the Internet during 2000 and 1999, versus approximately 11% during 1998. In addition, DG Systems also offers its "iAudio" Internet audio collection system service which allows audio content to be received from clients via the Internet.

  Sales. DG Systems employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of DG Systems' electronic distribution system and related products and services. In addition, DG Systems' sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to DG Systems. A separate staff sells to and services audio and video dealers, who resell DG Systems' distribution services. An inside sales staff also represents DG Systems' services to radio stations. DG Systems currently has field sales offices in New York, Los Angeles and Chicago, as well as sales personnel in its San Francisco office. DG Systems' sales force includes field sales, inside sales, and telemarketing.

  Marketing. DG Systems' marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. DG Systems also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

  DG Systems also markets to broadcast stations to arrange for the placement of its Receive Playback Terminals and Digital Video Playback Systems for the receipt only of audio and video advertisements, or Client Workstations, which provide the ability to both receive and to originate distribution of audio to other radio stations. There is currently no charge for a station to receive an advertisement. For radio stations or groups that subscribe to network distribution services utilizing the Client Workstation, the station agrees to a month-to-month, one-year or two-year term of service.

  DG Systems believes that in combination with its acquisition of the assets of DCI, its combined network provides digital distribution coverage for more than 90% of commercial radio stations and distribution traffic in the United States and Canada. DG Systems is focusing on the most significant television stations as rated by A.C. Nielsen, along with the major cable interconnects and cable and broadcast networks.

  Customer Service. DG Systems' approach to customer service is based on a distributed model designed to provide focused support from key market centered offices, located in Los Angeles, San Francisco, Chicago and New York. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the San Francisco NOC for electronic distribution or, for off-line destinations, to DG Systems' national duplication center in Louisville, Kentucky. DG Systems' distributed service approach provides direct support in key market cities enabling DG Systems to develop closer relationships with clients as well as the ability to support client needs for local production services. DG Systems also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DG Systems' customer service operation centers are linked to DG Systems' order management and media storage systems, and national distribution network. These resources enable DG Systems to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides DG Systems with significant redundancy and re-route capability, enabling DG Systems to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

  Work orders entered by customers into Client Workstations are shipped automatically through the NOC to their destinations with minimal human intervention. No monitoring is done of the spots, unless DG Systems is asked to review a spot by a client. These capabilities enable DG Systems' customers to move to an e-commerce business model as the service is developed more fully.

  StarGuide presently markets and sells its transmission and distribution systems and audio compression products directly to corporate and commercial end-users, distributors, and to radio stations and networks. StarGuide currently employs three salespersons who promote and sell the StarGuide integrated transmission and distribution systems and promote the digital distribution services provided to the radio broadcast industry. StarGuide also employs seven salespersons who market and sell StarGuide's audio compression products. StarGuide currently maintains relationships with distributors marketing and selling StarGuide's audio compression products in Europe, Asia, South America, and Australia. StarGuide is presently expanding these relationships to include the distribution of StarGuide transmission and information management systems. StarGuide supplies its completely integrated Transportal 2000(TM) digital distribution system to the United States radio broadcast industry through its ownership in Musicam Express.

  StarGuide currently engages in several promotional and other activities to generate interest in its systems and to consummate sales. For example, StarGuide participates actively in trade shows, and participated in the following shows in 2000: National Association of Broadcasters ("NAB") and the NAB Radio Show, Audio Engineering Society, CommunicAsia (in Singapore), as well several regional exhibitions throughout the United States. StarGuide seeks to maximize its visibility at trade shows by hosting a customer booth and providing complimentary product literature describing StarGuide's systems. StarGuide also conducts several on-site demonstrations with technical and other senior level personnel and regularly contacts potential customers who have indicated an interest in utilizing StarGuide's systems or products.

  To support CoolCast(TM) marketing and deployment efforts, StarGuide employs four marketing and technical personnel who regularly meet with content provider and ISP representatives to introduce and demonstrate CoolCast(TM) and negotiate CoolCast(TM)-related agreements. StarGuide technical support personnel also work with StarGuide's content and distribution partners in installation and operation of CoolCast(TM) components.

  An important element of StarGuide's sales and marketing strategy is to support its sales efforts with comprehensive technical support. Technical personnel often accompany sales personnel when meeting with prospective customers and aid in the implementation of StarGuide's products. Customer feedback received through the sales process is incorporated into the product development process and allows StarGuide to upgrade its service and support capabilities.

Competition

  The market for the distribution of advertising and other content to radio and television stations and cable systems is highly competitive. DG Systems currently competes in the market for the distribution of audio and video advertising spots to broadcast stations, cable systems and networks. The principal competitive factors affecting this market are ease of use, price, timeliness and accuracy of delivery.

  DG Systems competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for DG Systems to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media postproduction, preparation, distribution and trafficking services. DG Systems' acquisitions of Mediatech and PDR enable DG Systems to provide similar services in the three largest domestic advertising markets: New York, Los Angeles and Chicago. DG Systems plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

  With the acquisition of DCI, DG Systems has a widely deployed electronic system for the delivery of audio advertisements; consequently, it competes largely with physical tape duplication and shipping for audio advertising distribution.

  In the video marketplace, DG Systems also competes with dub and ship houses across the country but additionally with a satellite-based real-time video distribution network operated by Vyvx, an operating division of the Williams Communications Group. DG Systems has been able to successfully transfer a number of customers to its system. DG Systems also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although no such carriers have yet entered the market for spot distribution.

  To the extent that DG Systems is successful in entering new markets, such as delivery of other content to radio and television stations or delivery of data concerning the actual airtime and audience ratings of commercials, it expects to face competition from companies in related communications markets and/or package delivery markets which offer products and services with functionality similar to that offered by DG Systems' products and services. Telecommunications providers such as AT&T, MCI, and Regional Bell Operating Companies could enter the market as competitors with significantly lower telecommunications transportation costs. DG Systems also could face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL or Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One also could become competitors by selling and transmitting advertisements separately from their network content programming.

  Many of DG Systems' current and potential competitors in the markets for audio and video distribution have substantially greater financial, technical, marketing and other resources than DG Systems. DG Systems expects that an increasingly competitive environment may result in price reductions that could result in reduced unit profit margins and loss of market share, all of which would have a material adverse effect on DG Systems' business, results of operations and financial condition. Moreover, the markets for the distribution of audio and video content have become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of DG Systems' competitors to devote significantly greater resources to the development and marketing of new services. DG Systems may not be able to compete successfully with new or existing competitors. Additionally, competitive pressures faced by DG Systems may materially and adversely affect its business, operating results and financial condition.

  StarGuide is aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with StarGuide. StarGuide believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including: (1) the price, quality and performance of StarGuide's and its competitors' products; (2) the timing and success of new product introductions by StarGuide and its competitors; (3) the emergence of new technologies; (4) the number and nature of StarGuide's competitors in a given market; (5) the assertion of intellectual property rights; and (6) general market and economic conditions.

  StarGuide expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with StarGuide's products. StarGuide's current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than StarGuide, may apply these resources and capabilities to compete successfully against StarGuide. A number of the markets in which StarGuide sells its products are also served by technologies that currently are more widely accepted than StarGuide's. Although StarGuide believes that its products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether StarGuide's potential customers will be willing to make the initial capital investment that may be necessary to convert to StarGuide's products and services. The success of StarGuide's systems against these competing technologies depends in part upon whether StarGuide's systems can offer significant improvements in productivity and sound quality in a cost-effective manner. It is uncertain whether StarGuide's competitors will be able to develop systems compatible with, or that are alternatives to, StarGuide's proprietary technology or systems. It is also not certain that StarGuide will be able to compete successfully against current or future competitors or that competitive pressures faced by StarGuide will not materially adversely affect its business, operating results, and financial condition.

Intellectual Property and Proprietary Rights

  DG Systems primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. The source code for DG Systems' software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use DG Systems' hardware, software or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  Because DG Systems' business is characterized by rapid technological change, DG Systems believes that factors such as the technological and creative skills of its personnel, new computer hardware, software and telecommunications developments, frequent hardware and software enhancements, name recognition, and reliable customer service and support are more important to establishing and maintaining a leadership position than the various legal protections of its technology.

  DG Systems believes that its software, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. However, third parties might assert such infringement by DG Systems with respect to current or future software, hardware or services. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause software release delays or might require DG Systems to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to DG Systems.

  StarGuide has pursued a policy of actively identifying and protecting its intellectual property rights. StarGuide currently has eleven patents issued and three others allowed and awaiting issuance. StarGuide has more than thirty-six other patent applications pending domestically and abroad. StarGuide also has four trademark registrations and seventy-six copyright registrations. StarGuide has many other copyright registrations pending and is in the process of filing additional patent applications and applications for copyright registrations.

  StarGuide licenses certain aspects of its technology to and from third parties. For example, StarGuide has licensed a number of companies for use of its digital audio compression technology. Present licensees of this technology include Comstream, General Instruments, Lucent, and Wegener Communications. StarGuide has also granted a limited license with respect to its CoolCast technology to ZoomTown.com in connection with its contract to deploy CoolCast within the ZoomTown.com network.

  The success of StarGuide's business depends in part upon its ability to protect trade secrets, obtain or license patents, and operate its business without infringing on the rights of others. Although StarGuide believes that its patents, trademarks, and copyrights have value, StarGuide's patents, trademark and copyright registrations, or any additional patents, trademarks, and copyrights obtained in the future, may not provide meaningful protection from competition. StarGuide believes its success will depend primarily upon the experience, creative skills, technical expertise, and marketing and sales abilities of its personnel. The value of StarGuide's products depends substantially on StarGuide's technical innovation in fields in which there are currently many patent filings. StarGuide believes that as new patents are issued or infringement of others' patents are brought to StarGuide's attention by the holders of such patents, it may be necessary for StarGuide to withdraw products from the market, negotiate a license from such patent holders, redesign its products or pay damages assessed as a result of litigation. Although StarGuide believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert infringement claims against StarGuide, and whether StarGuide would prevail in defending such claims is uncertain.

Employees

  As of December 31, 2000, DG Systems had a total of 339 employees, including 26 in research and development, 36 in sales and marketing, 248 in operations and manufacturing, and 29 in finance and administration. Of these employees, 330 were located in the United States and 9 were located in Canada. None of DG Systems' employees are represented by a collective bargaining agreement, and DG Systems has not experienced a work stoppage. DG Systems considers its relations
with its employees to be good.   As of December 31, 2000, StarGuide employed 107
people on a full-time basis. Of these employees, 12 were in sales and marketing, 38 in operations, 23 in product development, and 34 in finance and administrative functions. None of StarGuide's employees are represented by a labor union, and management believes its employee relations are good.

  DG Systems' and StarGuide's businesses and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. DG Systems does not generally have employment agreements with its key personnel. The loss of key management or technical personnel could materially adversely affect DG Systems' business, operating results and financial condition. DG Systems believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and DG Systems may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on DG Systems' business, operating results and financial condition.

ITEM 2.  PROPERTIES

  Principal executive offices of DG Systems are at 5221 North O'Connor Boulevard in Irving, Texas. The Irving offices include 10,000 square feet of leased space, for which the lease expires in August 2001. DG Systems also has administrative offices and its NOC at leased office space located at 875 Battery Street in San Francisco, California. DG Systems' lease at this site is for 19,000 square feet and expires in June 2001. To sustain uninterrupted network integrity, DG Systems has an agreement for non-interruptible access to emergency power and DG Systems has arranged for alternative fiber optic routes to maintain its fiber connection between its computers and its long distance carrier. However, a catastrophic earthquake or other natural disaster could interrupt DG Systems' operations. DG Systems maintains an additional lease in San Francisco, set to expire in 2001, for a 5,000 square foot facility, which is used for assembly of its field equipment and for offsite storage. In addition, DG Systems leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2002; approximately 22,000 square feet in New York City which is occupied by DG East (formerly PDR) and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by DG West (formerly Mediatech) which expires in 2006; 25,000 square feet in Chicago, which is occupied by DG Central (formerly Mediatech) which expires on December 31, 2003; and 5,000 square feet occupied by DG North (formerly DCI) in Burnaby, British Columbia (Vancouver, Canada) which expires on March 31, 2003.

  StarGuide has executive offices in Reno, Nevada, under a lease that expired on September 30, 2000 and is on a month-to-month contract. In addition, StarGuide leases office space in Holmdel, New Jersey, San Diego, California, and Louisville, Kentucky. The terms of these leases expire at various dates between October 31, 2000 and August 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters asserted to date will have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The 2000 Annual Meeting of Shareholders of the Company was held on November 21, 2000 (the "Annual Meeting"). The following matters were voted upon at the Annual Meeting: (i) approval of the Agreement and Plan of Merger, dated July 7, 2000, by and among DG Systems, SG Nevada Merger Sub Inc. and StarGuide; (ii) the recincorporation of the Company from California to Delaware; (iii) amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000 in the event the proposal to reincorporate as a Delaware corporation was not approved; (iv) amendment to the Company's 1992 Stock Option Plan to increase the number of shares available for issuance;
(v) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000; (vi) to elect a board of directors for the ensuing year. The results of the vote were as follows:

--------------------------------------------------------------------------------
                                           Votes Against/              Broker
Matter                          Votes For     Withheld    Abstentions  Non-Votes
--------------------------------------------------------------------------------

1. Agreement and Plan of
Merger with StarGuide Digital
Networks, Inc.                 17,339,548    1,029,275        544,202          0
--------------------------------------------------------------------------------
2. Reincorporation of the
Company from California to
Delaware                       16,652,373    2,247,234         13,148          0
--------------------------------------------------------------------------------
3. Amend the number of
authorized shares outstanding
if reincorporation was not
approved                       17,043,743    1,851,423         17,859          0
--------------------------------------------------------------------------------
4. Amend the Company's 1992
Stock Option Plan              24,210,416    1,383,897              0          0
--------------------------------------------------------------------------------
5. Ratify the Appointment
of KPMG LLP                    16,612,032    2,283,559         17,434          0
--------------------------------------------------------------------------------
6. Elect Directors
    Scott K. Ginsburg          24,210,166    1,384,417              0          0
    Matthew E. Devine          24,209,416    1,384,897              0          0
    Lawrence D. Lenihan, Jr.   24,097,073    1,497,240              0          0
    Michael G. Linnert         24,200,171    1,394,142              0          0
    David M. Kantor            24,210,416    1,383,897              0          0
--------------------------------------------------------------------------------

ITEM 4A.  OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company and their ages as of December 31, 2000 are as follows:

       Name                          Age    Title(s)
       ----                          ---    --------

       Scott K. Ginsburg (2)          48    Chairman of the Board
       Matthew E. Devine              51    Chief Executive Officer and Director
       Omar A. Choucair               38    Chief Financial Officer and Director
       Dan F. Dent                    52    Chief Operating Officer
       Lawrence D. Lenihan, Jr (2)    35    Director
       Michael G. Linnert             29    Director
       David M. Kantor (2)            44    Director
       Cappy R. McGarr (1)            49    Director
       Jeffrey A. Dankworth           46    Director
       Eric L. Bernthal               54    Director
       Robert J. Schlegel (1)         51    Director
       Kevin Howe (1)                 52    Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company's Chairman. Most recently Mr.Ginsburg served as Chief Executive Officer and Director of Chancellor Media Corporation (now AMFM Corporation). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

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

  Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for Chancellor Media (now AMFM Corporation), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and is a Certified Public Accountant. Mr. Choucair became a Director in February 2001.

  Dan F. Dent joined the Company as Vice President, Operations in September 1999 and became Chief Operating Officer in May 2000. From 1993 until joining DG Systems, Mr. Dent served as Vice President/General Manager of CCI/Triad, a retail software manufacturer. From 1977 until 1993, Mr. Dent served in various engineering and customer service management positions at Motorola and Tektronix, Inc.

  Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. He joined the predecessor to this firm, Dawson-Samberg Capital Management, in 1996. He is also a Managing Member of the General Partner of Pequot Private Equity Fund II, L.P. Prior to joining Pequot, Mr. Lenihan was a principal at Broadview Associates, LLC from 1993 to 1996. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, most recently as the leader of an interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves as a director of several public and private companies including SkyOnline, Interpacket Group Inc., Performaworks, FlexiGift, Inc., and Mediaplex, Inc.

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

  Cappy R. McGarr has been a member of the board since February 2001. Mr. McGarr is the founder and President of McGarr Capital Management, a firm specializing in managing domestic and offshore hedge funds. He received Bachelor of Arts, Bachelor of Journalism and Master of Business Administration degrees from the University of Texas at Austin. Upon completing his graduate
degree in 1970, McGarr was employed by Goldman, Sachs & Co.   He serves on the
Board of Trustees of The John F. Kennedy Center for the Performing Arts and the Board of Directors of the Lyndon Baines Johnson Foundation. He also serves as Chairman of DASHPAC, Senate Democratic Leader Tom Daschle's Political Action Committee.

  Jeffrey A. Dankworth has been President and a Director of StarGuide since 1995. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984).

  Eric L. Bernthal has been a member of the board since February 2001. Mr. Bernthal is the Managing Partner of the Washington, DC office of Latham & Watkins, a law firm with more than 1,000 attorneys worldwide. He has practiced corporate and telecommunications law for 30 years, specializing in transactional and regulatory matters. Mr. Bernthal has represented companies in the media, communications, health care, consumer products and retail industries. Mr. Bernthal has been a partner in Latham & Watkins since 1986. Prior to joining Latham, Mr. Bernthal was an associate and then a partner in the Washington, DC law firm of Arent, Fox, Kintner, Plotkin & Kahn, from 1972 to 1986. He served on that law firm's Executive Committee for five years. Mr. Bernthal served as law clerk to the Honorable Ruggero J. Aldisert of the United States Court of Appeals for the Third Circuit in Philadelphia from 1970 to 1972. He earned an undergraduate degree from Columbia University in 1967 and a graduate degree from George Washington University Law Center.

  Robert J. Schlegel has been a member of the board since February 2001. Mr. Schlegel is the CEO of The Pavestone Company. Mr. Schlegel also built a health care company that included more than 2,000 employees and 2,200 nursing retirement care beds in 13 Texas facilities. Mr. Schlegel has been actively involved in the Dallas community with the Trinity Christian Academy, the Cox School of Business at Southern Methodist University, the Salvation Army, Students in Free Enterprise, the Alzheimer's Association, the Dallas Symphony, the Young Presidents' Organization and his own foundation, the Schlegel horizons Foundation. Mr. Schlegel graduated with a B.A. degree in Economics from Wilfrid Laurier University in 1972.

  Kevin Howe is the Managing Partner of Mercury Ventures. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of three publicly traded technology firms that are listed on the NASDAQ and London exchanges. Mr. Howe also sits on the boards of five privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. He remains a director of Sage. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a NASDAQ quoted company. Mr. Howe received his MBA from SMU in 1976.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

  The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 1999 to December 31, 2000. Such prices represent prices between dealers, do no include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                Fiscal Year Ended 2000   Fiscal Year Ended 1999
                                ----------------------   ----------------------
                                     High         Low       High           Low
                                ----------------------   ----------------------

          First Quarter.......     $10.06       $6.38      $8.13          3.63

          Second Quarter......       8.25        4.25       9.00          4.13

          Third Quarter.......       6.97        4.13       6.13          3.38

          Fourth Quarter......       4.69        1.66       7.56          3.25

  As of December 31, 2000, the Company had issued 28,258,786 and outstanding 28,235,869 shares of its Common Stock. As of March 15, 2001, the Company had issued and outstanding 70,156,000 shares of its Common Stock held by 100 shareholders of record. The Company estimates that there are approximately 3,350 beneficial shareholders.

  In December 1999, the Company's Board of Directors authorized the sale and issuance of Common Stock in a private placement transaction. The Company issued 725,199 common shares to institutional investors and members of management at a price of $5.17 per share, or an aggregate of $3,750,000. The offers and sales of the Common Stock and warrants to purchase Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected historical consolidated financial data should be read in conjunction with DG Systems' consolidated financial statements and related notes and DG Systems' "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for each of the three years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from the consolidated financial statements of DG Systems, which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2000 and 1999 is derived from the consolidated financial statements of DG Systems, which were audited by KPMG LLP, independent public accountants.

                                                                           Years ended December 31,
                                                   ----------------------------------------------------------------------
Statement of Operations:                                     2000          1999          1998          1997          1996
                                                             ----          ----          ----          ----          ----
                                                                       (in thousands, except per share amounts)
Revenues                                                  $54,711        48,724        41,270        29,175        10,523
                                                   ----------------------------------------------------------------------

Costs and expenses:
    Delivery and material costs                            13,966        17,857        14,630        11,334         3,084
    Customer operations                                    16,330        15,138        14,780        11,388         4,164
    Sales and marketing                                     4,448         4,818         4,970         4,417         3,998
    Research and development                                3,112         2,577         2,780         2,473         2,092
    General and administrative                              7,838         6,552         4,314         3,169         1,677
    Write-down of goodwill and fixed assets                     -             -        17,006             -             -
    Non-recurring charges                                       -           370             -             -             -
    Depreciation and amortization                           7,095         8,591        10,266         9,306         4,331
                                                   ----------------------------------------------------------------------
    Total expenses                                         52,789        55,903        68,746        42,087        19,346
                                                   ----------------------------------------------------------------------

Income (loss) from operations                               1,922        (7,179)      (27,476)      (12,912)       (8,823)
Other income (expense):
    Interest and other income, net                            134           319           253           744         1,422
    Interest expense                                         (900)       (1,903)       (3,014)       (2,607)       (1,726)
                                                   ----------------------------------------------------------------------
Net income (loss)                                         $ 1,156        (8,763)      (30,237)      (14,775)       (9,127)
                                                   ======================================================================

Basic and diluted net income
(loss) per common share                                   $  0.04         (0.33)        (1.97)        (2.52)        (0.87)
                                                   ======================================================================

Weighted average common and
common share equivalents outstanding:
    Basic                                                  28,103        26,653        16,272        11,893        10,488
                                                   ======================================================================
    Diluted                                                30,045        26,653        16,272        11,893        10,488
                                                   ======================================================================

Balance Sheet Data:
                                                                                December 31,
                                                         ---------------------------------------------------------------
                                                               2000        1999        1998        1997         1996
                                                            -------      ------      ------      ------       ------
                                                                               (in thousands)
    Cash, cash equivalents and short term investments       $ 3,539       5,420      13,025       8,820       20,597
    Working capital                                           7,513       1,236       7,178        (879)      14,200
    Property and equipment, net                               6,066       8,158      11,745      17,566       12,630
    Total assets                                             36,387      41,766      49,792      60,697       45,248
    Long-term debt, net of current portion                    1,729       2,513       9,307      11,847        8,495
    Shareholders' equity                                     24,185      20,553      23,710      30,449       26,839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  DG Systems ("the Company")was incorporated in 1991. DG Systems has invested heavily in the development of its digital audio and video networks. As DG Systems' audio and video network coverage has expanded to include an increasing number of radio and television stations, the number of deliveries ordered by customers has increased. At the same time, the number of deliveries performed via electronic delivery has increased relative to the number performed by physical delivery through DG Systems' dub and ship facility in Louisville, Kentucky.

  DG Systems defines a delivery as the transmission, electronic or physical, of a piece or pieces of audio or video content, generally a commercial ("spot") or a set of commercials ("tied spots") to a destination, generally a radio or television station, based on a single order from a customer. Each order usually calls for the delivery of the same spot or spots to multiple destinations, resulting in multiple deliveries. The revenue earned per delivery is dependent upon the type of service ordered, generally defined by the time interval between submission and delivery (Priority, Express, Standard or Economy), the channel from which the order is received (directly from an advertiser or advertising agency or through a dub and ship house), and the quantity of audio or video being delivered (a single spot or multiple tied spots). DG Systems derives revenue from advertising agencies, as well as production studios and dub and ship houses that consolidate and forward deliveries for their agency customers. Because the revenue earned for the delivery of the first spot is significantly greater than the revenue earned for a tied spot and because DG System's per spot electronic transmission cost is relatively constant regardless of volume, electronic deliveries that comprise a single spot are generally more profitable than deliveries which include tied spots. DG Systems recognizes revenue for each order on the date the content is received by the customer.

  DG Systems assembles, owns and maintains Receive Playback Terminals, which are located in radio stations; Record Send Terminals, which are located in advertising agencies and production studios; Client Workstations, which are located in both radio stations and dealer locations; Video Record Transmission Systems, which are located primarily in production studios; and Digital Video Playback Systems, which are located in television stations. The capital required to build the network has been obtained through various stock offerings to investors, primarily venture capital firms, leasing agreements, and DG System's initial public offering, which was completed in February 1996.

  During July 2000, the Board of Directors of DG Systems unanimously approved an Agreement and Plan of Merger, dated as of July 7, 2000, which provided for the merger of DG Systems and StarGuide. In the merger, the holders of StarGuide common stock received for each share of StarGuide common stock 1.7332 shares of DG System's common stock. The merger, which was consummated in January 2001, has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company will be that of StarGuide and the Company's results of operations will be included subsequent to the consummation date.

Results of Operations

Revenues

  Revenues increased from $41,270,000 to $48,724,000 to $54,711,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  The increase in revenues from 1998 to 1999 is due in part to including the results of operations of an acquisition, Digital Courier International, Inc. ("DCI"), for an entire year, as well as continued volume and price increases. The increase from 1999 to 2000 is generally a result of greater acceptance of the Company's video delivery and postproduction services and the expanded network of Company equipment located in radio and television stations along with general price increases.

Delivery and Material Costs

  Delivery and material costs were $14,630,000, $17,857,000 and $13,966,000 in
1998, 1999 and 2000, respectively. As a percentage of revenues, delivery and material costs increased from 35% in 1998 to 37% in 1999 and decreased to 26% in 2000. The increase in costs from 1998 to 1999 is primarily due to the increased delivery volume, as well as the acquisition of DCI. The decrease from 1999 to 2000 is primarily the result of the elimination of duplicate telecommunications costs resulting from the Company's integration of the Vancouver NOC into the San Francisco NOC. Telecommunications costs were $10.3 million and $7.0 million for the years ended December 31, 1999 and 2000, respectively. Delivery and material costs include telecommunications costs associated with online video and audio deliveries, the cost of video and audio tapes and the related packaging and shipping costs required when physically duplicating and distributing a video or audio spot. In addition, delivery and material costs include the direct material and fees paid to other service providers in connection with postproduction services and other services offered by the Company.

Customer Operations

  Customer operations expenses were $14,780,000, $15,138,000 and 16,330,000 in 1998, 1999 and 2000, respectively. The increase in 1999 versus 1998 is the result of including a full year of costs in 1999 of the former DCI operations and the addition of the personnel necessary to respond to the greater volume of
orders and deliveries.   The increase from 1999 to 2000 is due to the additional
personnel required to handle the increased video delivery volumes and orders.

   As a percentage of revenues, customer operations expenses has decreased from 36% to 31% to 30% in 1998, 1999 and 2000, respectively. These decreases are primarily due to process improvements associated with integrating the Company's San Francisco NOC and customer service center during 2000. The Company continually attempts to improve process flows in an effort to gain scale efficiencies.

Sales and Marketing

  Sales and marketing expenses were $4,970,000, $4,818,000 and $4,448,000 in 1998, 1999 and 2000, respectively. Sales and marketing costs as a percentage of revenue has decreased from 12% to 10% to 8% of revenues for 1998, 1999 and 2000, respectively. The decrease in 1999 versus 1998 is due primarily to the consolidation of the Company's sales and marketing efforts among all of its locations. The decrease from 1999 to 2000 is a result of improved efficiency of the Company's sales and marketing efforts and the continued consolidation of the Company's sales and marketing efforts among all of its locations.

Research and Development

  Research and development expenses were $2,780,000, $2,577,000 and $3,112,000 in 1998, 1998 and 2000, respectively. The decrease in expenses in 1999 versus 1998 is due primarily to the capitalization of certain salaries and benefits for personnel involved in developing software used to integrate the Company's NOC with that of its Vancouver subsidiary and efficiencies derived from the consolidation of the Company's research and development efforts amount all of its locations. The increase from 1999 to 2000 was due to a decreased amount of capitalized salaries and benefits due to the completion of the integration of the NOC's. As a percent of revenues, research and development expenses decreased from 7% in 1998 to 5% in 1999 and increased to 6% in 2000.

General and Administrative

  General and administrative expenses consist primarily of personnel, consulting fees, and related overhead costs for finance and general management of the Company. General and administrative expenses were $4,314,000, $6,552,000 and $7,838,000 in 1998, 1999 and 2000, respectively. The increase in 1999 was primarily due to the costs incurred to consolidate and upgrade the Company's financial systems, the increase in staff as a result of the acquisition of DCI and the increased use of temporary labor and professional fees associated with staffing open positions. The increase in 2000 is due to normal inflationary increases and increased bad debt expense ($1,412,000 in 2000 compared to $538,000 in 1999). As a percent of revenues, general and administrative expenses were 10%, 13% and 14% in 1998, 1999, and 2000, respectively.

Depreciation and Amortization

   Depreciation and amortization expense was $10,266,000, $8,591,000 and $7,095,000 in 1998, 1999 and 2000, respectively. The decreases in depreciation expense is due to an increasing percentage of fixed assets reaching the end of their depreciable lives, the bulk of which were acquired prior to December 31, 1997.

  Included in depreciation and amortization is goodwill amortization of $1,163,000, $486,000 and $717,000 in 1998, 1999, and 2000, respectively, related to the previous acquisitions. As discussed in the Notes to the Consolidated Financial Statements, in September 1998, the Company wrote off goodwill of approximately $16.7 million because it was determined that the carrying values were not recoverable.

Interest Income and Interest Expense

  The Company has derived interest income from the short-term investment of the proceeds received in various stock offerings. Fluctuations in interest income are due to differences in the amounts raised and the timing of each offering as well as the differences in the levels of cash used to fund Company operations and strategic acquisitions and interest rates.

  Interest expense incurred by the Company was $3,014,000, $1,903,000 and $900,000 in 1998, 1999 and 2000, respectively. This expense relates primarily to long-term debt and lease agreements used to fund the acquisition of components and equipment needed to develop the network and to provide Company personnel with the capital resources necessary to support the Company's business growth. Total long-term debt outstanding was $10,202,000 and $5,612,000 at December 31, 1999 and 2000, respectively.

Liquidity and Capital Resources

  The Company used cash in operating activities of $4.8 million in 1998 and generated cash from operating activities of $0.2 million and $4.6 million in 1999 and 2000, respectively. Cash flows from operating activities improved during 1999 as compared to 1998 primarily because revenue increased by 18% and operating expenses increased by only 9%. Cash flows from operating activities improved during 2000 as compared to 1999 primarily due to a 12% increase in revenue, combined with a decrease in operating expense of 7% from 1999 to 2000. The Company's earnings before interest, taxes, depreciation and amortization was $1.4 million in 1999 and $9.0 million in 2000 (negative $0.2 million in 1998).

  The Company used $2.2 million, $2.7 million and $2.7 million of cash in 1998, 1999 and 2000, respectively, to purchase property and equipment. In addition, $1.7 million, $2.0 million and $1.6 million of property and equipment has been acquired through term lease or credit agreements in 1998, 1999 and 2000, respectively. The capital additions for each of the three years were a result of the Company's continued expansion of its network. In particular, capital additions during 1998 were primarily in support of its video delivery service plan.

  During April 2000, the Company entered into a long term loan and security agreement for a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. The interest rate on advances is the bank's reference rate, approximately equal to prime, plus 1.50%. As of December 31, 2000, $1.6 million was outstanding under the credit facility and an additional $3.2 million was available for borrowing.

  Principal payments on long-term debt were $7.1 million, $9.3 million and $7.8 million in 1998, 1999 and 2000, respectively, reflecting the increases in regularly scheduled payments of the increased capital lease liability incurred
to finance equipment and property acquisitions.   Scheduled debt repayments for
2001 are $3.9 million.

  The Company has raised cash through the sale of common and preferred stock in the past, most recently in 1999. Proceeds from the sale of stock have been used to fund acquisitions, make capital expenditures, repay debt and fund continuing operations. There can be no assurances that the Company could raise additional funds through the sale of common or preferred stock in the future.

  The Company currently has no significant capital commitments other than the commitments under capital leases. The Company also has ongoing commitments with its telephone service provider to spend a minimum of $3.6 million in each of 2001 and 2002. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and capital lease commitments and other cash requirements through the foreseeable future.

Certain Business Considerations

  DG Systems and StarGuide have a history of losses and their future operating results are uncertain.

  DG Systems was founded in 1991 and has been unprofitable since its inception. We could continue to generate net losses in the near future. As of December 31, 2000, DG Systems' accumulated deficit was $98.7 million. Historical revenue growth rates may not be sustainable and you should not use these growth rates as an indication of future revenue growth, if any, or as an indication of future operating results. Our future success also depends in part on obtaining continued reductions in delivery and service costs, particularly DG Systems' ability to continue to automate order processing and to reduce telecommunications costs. As a result of the foregoing factors, DG Systems' revenues may not grow or may not be sustained in future periods. In addition, we may not be able to reduce delivery and service costs or achieve or sustain profitability in any future period.

  StarGuide has not yet achieved profitability and based on StarGuide's limited operating history, future profitability is uncertain. StarGuide's predecessor was organized on November 2, 1994. StarGuide has not yet achieved profitability and we do not expect it to do so for several years. As of December 31, 2000, StarGuide's accumulated deficit was approximately $60 million. StarGuide cannot assure you that it will be able to achieve profitability in the future. Accordingly, StarGuide has only a limited operating history upon which an evaluation of StarGuide and its prospects can be based. StarGuide's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, StarGuide must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, continue to upgrade its technologies, and begin to commercialize products incorporating such technologies. StarGuide may not be successful in addressing any or all of these risks and may not be able to achieve or sustain profitability. The operating history of StarGuide makes the prediction of future results of operations impossible. StarGuide's operating results may in the future vary significantly depending on a variety of factors. In response to competitive pressures, StarGuide may take certain pricing or marketing actions that could have a material adverse effect on StarGuide's business, financial condition and results of operations.

  DG Systems' and StarGuide's businesses are targeted at developing markets. If these markets do not continue to develop, or do not accept DG System's or StarGuide's products and services, the businesses could be adversely affected.

  The market for the electronic delivery of digital audio and video transmissions by advertisers, advertising agencies, production studios, and video and music distributors to radio and television stations, is relatively new, and alternative technologies are rapidly evolving. Successful development of our target markets requires us to overcome buyer inertia related to the diffuse and relatively low level decision making regarding an agency's choice of delivery services and long-standing relationships with existing dub and ship vendors. Therefore, it is difficult to predict the rate at which the market for the electronic delivery of digital audio and video transmissions will grow, if it grows at all. If the market fails to grow, or grows more slowly than we anticipate, DG Systems' business, operating results and financial condition would be seriously harmed. Even if the market does grow, DG Systems' products and services may not achieve commercial success. Although we intend to conform DG Systems' products and services to meet existing and emerging standards in the market for the electronic delivery of digital audio and video transmissions, we may not be able to conform DG Systems' products to such standards in a timely fashion, if at all. We believe that DG Systems' future growth will depend, in part, on DG Systems' ability to add these services and additional customers in a timely and cost-effective manner. However, we may not be successful in developing such services or in obtaining new customers for such services. Furthermore, we may not be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios, and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of DG Systems' network, including DG Systems' field receiving equipment and rooftop satellite antennae.

  Our marketing efforts to date with regard to DG Systems' products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. We may not have correctly identified such markets and DG Systems' planned products and services may not address the needs of such markets. Furthermore, DG Systems' technologies, in their current form, may not be suitable for specific applications and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary. Broad commercialization of DG Systems' products and services will require us to overcome significant market development hurdles, many of which we cannot predict.

     StarGuide's products are targeted at developing markets; if these markets do not continue to develop, or if new customers do not accept StarGuide's products, its business could be adversely affected. To date, StarGuide's products have been purchased primarily by customers in the broadcast industry. In order to achieve sustained growth, the market for StarGuide's products must continue to develop and StarGuide must expand this market to include additional applications within the broadcast market and develop new products and new applications for existing products in new markets such as distance learning and training, finance, and retail. StarGuide believes that its products and services are among the first commercial products to serve the convergence of several industry segments, including digital networking, telecommunications, compression products, and Internet services. However, StarGuide's products may not be accepted by the market. In addition, it is possible that:

     .  the convergence of several industry segments may not continue;

     .  markets may not develop as a result of such convergence; or

     . if markets develop, such markets may not develop either in a direction beneficial to StarGuide's products or product positioning or within the time frame in which StarGuide expects to launch new products and product enhancements.

Because the convergence of digital networking, telecommunications, compression products, and Internet services is new and evolving, we cannot predict the growth rate, if any, and the size of the potential market for our products. If markets for our products fail to develop, develop more slowly than expected, or become served by numerous competitors, or if our products do not achieve the anticipated level of market acceptance, our business, operating results and financial condition will be materially adversely affected.

     If DG Systems and StarGuide are not able to develop new products and services to respond to rapid technological changes, their businesses will be adversely affected.

     The market for the distribution of digital audio and video transmissions is characterized by rapidly changing technology. Our success will depend, in part, on the technological quality of DG Systems' products and processes relative to those of DG Systems' competitors and DG Systems' ability to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost- effective fashion. Our development efforts have been focused on:

     .  satellite transmission technology;

     .  internet transmission technology;

     .  video compression technology;

     .  TV station systems interfaces; and

     .  reliability and throughput enhancements to our network.

     The growth of DG Systems' electronic video delivery services also depends on DG Systems' ability to obtain reliable and cost-effective satellite delivery capability. Development efforts in satellite transmission technology are oriented to development and deployment of software to lower transmission costs and increase delivery reliability. Development efforts in video compression technology are directed toward integration of emerging broadcast quality compression systems within DG Systems' existing network, thereby continuing to improve picture quality while maintaining compliance with industry standards. TV station system interface implementation includes various system control protocols and improvements of the system throughput and reliability. We have an agreement with Hughes Network Systems, Inc. giving us access to their satellite capacity for electronic delivery of digital audio and video transmissions by satellite. We have developed and incorporated the software designed to enable some of our current video delivery systems to receive digital satellite transmissions over the Hughes satellite system. However, the Hughes satellite system may not have the capacity to meet DG Systems' future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all.

     The introduction of new products can render existing products obsolete or unmarketable. We may not be successful in identifying, developing, contracting for the manufacture of, and marketing product enhancements or new products that respond to technological change. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of any new products or product enhancements, and these products may not adequately meet the requirements of the marketplace and achieve market acceptance. If we experience delays in introducing new products and services or enhancements to existing products and services our customers may begin to use products and services of our competitors resulting in a loss of revenue. If we are unable to develop and introduce new products and services or enhancements of existing products and services in a timely manner and with a significant degree of market acceptance, our business, financial condition and results of operations will be seriously damaged.

     If StarGuide is not able to develop new products and services to respond to rapid technological changes, its business will be adversely affected. StarGuide's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and product enhancements for new and existing markets that incorporate technological changes and innovations, meet changing customer or regulatory requirements, or meet emerging industry standards. StarGuide expects to make significant investments in research and development and to acquire complementary businesses and product lines in an effort to continue to enhance existing products, develop new products which incorporate new and existing technologies, and achieve market acceptance for such products. However, StarGuide may not successfully develop new products or product enhancements or, if developed, such new products or product enhancements may not be developed in time to capture market opportunities or achieve a significant sustainable level of market acceptance in new and existing markets. The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring accurate anticipation of technological and market trends. Furthermore, new or enhanced products offered by StarGuide may contain defects when they are first introduced or released. Any inability on the part of StarGuide to successfully define, develop, and introduce new products and product enhancements or to successfully anticipate market requirements may adversely affect StarGuide's growth potential and results of operations. In addition, development and manufacturing schedules for technology products are difficult to predict, and StarGuide may not achieve timely initial customer shipments of new products. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets may be different than those in StarGuide's current market. StarGuide may not be able to compete favorably in those other markets.

     If DG Systems is not able to maintain and improve service quality, its business and results of operations will be adversely affected.

     DG Systems depends on making cost-effective deliveries to broadcast stations within the time periods requested by our customers. If we are unsuccessful, for whatever reason, a station might be prevented from selling air-time which it otherwise could have sold. Although we disclaim any liability for lost air-time, stations may nevertheless assert claims for lost air-time in these circumstances and dissatisfied advertisers may refuse to make further deliveries through DG Systems in the event of a significant occurrence of lost deliveries, either of which would seriously harm DG Systems' business, financial condition and results of operations. Although we maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster) which could result in a prolonged interruption of DG Systems' business. In particular, DG Systems' NOC is located in the San Francisco Bay area, which has in the past and may in the future experience significant, destructive seismic activity that could damage or destroy DG Systems' network operating center. In addition, our ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including:

     .    equipment failure;

     .    interruption in services by telecommunications service providers; and

     . our inability to maintain our installed base of audio and video units that comprise our distribution network.

     Failure to make timely deliveries for whatever reason could result in dissatisfied advertisers refusing to make further deliveries through DG Systems, which would seriously harm DG Systems' business, financial condition and results of operations.

     The markets in which DG Systems and StarGuide operate are highly competitive and the companies may be unable to compete successfully against new entrants and established companies with greater resources.

     DG Systems currently competes in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. We compete with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. Although such dub and ship houses and production studios generally do not offer electronic delivery, they have long-standing ties to local distributors that may be difficult for us to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than we have.

     In the market for the distribution of video content to television stations, we encounter competition from numerous large and small dub and ship houses and production studios, certain of which currently function as marketing partners with DG Systems in the audio distribution market.

     To the extent that we are successful in entering new markets, such as the delivery of other forms of content to radio and television stations, we would expect to face competition from companies in related communications markets and/or package delivery markets. Some of these companies in related markets could offer products and services with functionality similar or superior to ours. Telecommunications providers such as AT&T, MCI Worldcom and Regional Bell Operating Companies could also enter the market as competitors with materially lower electronic delivery transportation costs. We could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

     Many of DG Systems' current and potential competitors in the markets for audio and video transmissions have substantially greater financial, technical, marketing and other resources and larger installed customer bases than DG Systems. We may not be able to compete successfully against current and future competitors based on these and other factors. We expect that an increasingly competitive environment will result in price reductions that could result in lower profits and loss of market share, all of which would seriously harm DG Systems' business, financial condition and results of operations. Moreover, the market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of DG Systems' competitors to devote significantly greater resources to the development and marketing of new competitive products and services. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. Accordingly, we may not be able to compete successfully with new or existing competitors, and the effects of such competition could seriously harm DG Systems' business, financial condition and results of operations.

     The markets in which StarGuide operates are highly competitive and StarGuide may be unable to compete successfully against new entrants and established companies with greater resources.

     StarGuide believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including:

     . the price, quality and performance of StarGuide's and its competitors' products;

     . the timing and success of new product introductions by StarGuide and its competitors;

     .    the emergence of new technologies;

     .    the number and nature of StarGuide's competitors in a given market;

     .    the assertion of intellectual property rights by others; and

     .    general market and economic conditions.

     StarGuide is aware of other companies that are focusing and may commit significant resources on developing and marketing products and services that will compete with StarGuide. StarGuide expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with StarGuide's products. StarGuide's current or future competitors, many of whom have substantially greater financial resources, research and development resources, distribution, marketing and other capabilities than StarGuide, may apply these resources and capabilities to compete successfully against StarGuide. A number of the markets in which StarGuide sells its products are also served by technologies that are currently more widely accepted. StarGuide's potential customers may not be willing to make the initial capital investment necessary to convert to

StarGuide's products and services. The success of StarGuide's systems against these competing technologies depends in part upon whether StarGuide's systems can offer significant improvements in productivity and sound quality in a cost-effective manner. Competitors may be able to develop systems compatible with, or that are alternatives to, StarGuide's proprietary technology or systems. StarGuide may not be able to compete successfully against current or future competitors and competitive pressures faced by StarGuide may adversely affect our business, operating results and financial condition.

     Any failure of DG Systems or StarGuide to manage growth could adversely affect their businesses.

     We have experienced rapid growth over the past several years that has resulted in new and increased responsibilities for management personnel and that has placed and continues to place a significant strain on DG Systems' operating, management and financial systems and resources. To accommodate this growth and to compete effectively and manage future growth, if any, we must continue to implement and improve DG Systems' operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage DG Systems' work force.

     Our personnel, systems, procedures and controls may not be adequate to support DG Systems' existing and future operations. Any failure to implement and improve DG Systems' operational, financial and management systems or to expand, train, motivate or manage DG Systems' employees could seriously harm DG Systems' business, financial condition and results of operations.

     Any failure of StarGuide to manage its growth could adversely affect its business. To fully exploit the market for its products and services, StarGuide must rapidly execute its strategy of acquiring complementary businesses and product lines and further develop StarGuide's products while managing anticipated growth by implementing effective planning and operating processes. To manage its anticipated growth, StarGuide must:

     . continue to implement and improve its operational, financial, and management information systems;

     .    hire and train additional qualified personnel;

     .    continue to expand and upgrade its core technologies; and

     . effectively manage multiple relationships with various customers, joint venture and technological partners and other third parties.

     Demands on StarGuide's resources have grown rapidly with StarGuide's expansion, and StarGuide may in the future experience difficulties meeting the demand for its products and services. Although StarGuide believes that it has made adequate allowances for the costs and risks associated with this expansion, our systems, procedures or controls may not be adequate to support StarGuide's operations and its management may not be able to achieve the rapid execution necessary to fully exploit the market for StarGuide's products and services. Any failure of StarGuide to manage its growth effectively could have a material adverse effect on our business, financial condition and results of operations.

     DG Systems' and StarGuide's sales cycles reflect seasonal buying patterns that can adversely affect operating results and lead to potential fluctuations in quarterly results.

     DG System's quarterly operating results have in the past and may in the future vary significantly depending on factors such as:

     .    volume of advertising as a result of seasonal buying patterns;

     .    timing of introductions of new products and services;

     .    increased competition;

     .    timing of promotional efforts; and

     .    general economic factors.

       For example, we have historically experienced lower sales in the first quarter and higher sales in the fourth quarter due to increased customer advertising volumes for the Christmas selling season. As a result, we believe that period-to-period comparisons of DG Systems' results of operations are not necessarily meaningful and should not be relied upon as an indication of DG Systems' future performance. In any single period, DG Systems' revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In particular, DG Systems' operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "Sweeps" rating periods that currently take place in February, May, August and November. The increased volume of these deliveries during such periods and DG Systems' relatively higher prices for "Sweeps" advertisements have historically increased the total revenues and revenues per delivery and tended to reduce relative delivery costs.

     Our expense levels are based, in part, on DG Systems' expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be seriously harmed. In addition, we have historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting revenues and operating results. Fluctuations in revenues due to seasonality may become more pronounced as DG Systems' revenue growth rate slows. Due to the unique nature of DG Systems' products and services, we believe that we will incur significant expenses for sales and marketing, including advertising, to educate potential customers about such products and services.

     StarGuide's lengthy sales cycles can adversely affect operating results and lead to potential fluctuations in quarterly performance. Due to the complexity and substantial cost associated with providing integrated product solutions to provide audio, video, data and other information across a variety of media and platforms, licensing and selling StarGuide's products to customers typically involves a significant technical evaluation and commitment of cash and other resources. In addition, there are frequently delays associated with educating customers as to the productive applications of StarGuide's products, complying with customers' internal procedures for approving large expenditures, and evaluating and accepting new technologies that affect key operations. In addition, certain of StarGuide's foreign customers have lengthy purchasing cycles that may increase the amount of time it takes StarGuide to place its products with these customers. For these and other reasons, the sales cycle associated with the licensing and selling of StarGuide's products is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations, both of which are beyond StarGuide's control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular quarter is not realized in that quarter, StarGuide's operating results for that quarter could be materially adversely affected. Due to the length of the sales cycle and other factors, we expect StarGuide's results of operations to continue to fluctuate on an annual and quarterly basis as a result of a number of factors, some of which are outside the control of StarGuide, which affect revenue, gross margin and operating expenses. We expect revenues to vary significantly as a result of:

     .    the timing of product purchases and introductions;

     . fluctuations in the rate of development of new markets and new applications for StarGuide's products;

     . the degree of market acceptance of new and enhanced versions of StarGuide's products;

     . the level of use of networking satellite and other transmission systems;

     .    increased competition;

     .    fluctuations in seasonal revenue; and

     . the general strength of domestic and international economic conditions.

     Further, to the extent that some of StarGuide's costs are relatively fixed, such as personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on StarGuide's results of operations in that quarter. StarGuide's quarterly results may also be affected by fluctuation in demand for and decline in the average selling prices of its systems and by increases in the costs of critical components used in manufacturing its systems.

     DG Systems and StarGuide depend on their key personnel to manage the business effectively, and if the companies are unable to retain their key employees or hire additional qualified personnel, their ability to compete could be harmed.

     Our success depends in substantial part upon the continued contributions of its senior management team, including Scott K. Ginsburg, Chairman, Matthew E. Devine, Chief Executive Officer, Omar A. Choucair, Chief Financial Officer, Jeffrey A. Dankworth, StarGuide's President and Robert C. Ryan, StarGuide's Vice President and Intellectual Property Counsel, and upon our ability to attract and retain qualified management, sales, operations, marketing and technical personnel. The loss of the services of any of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. DG Systems' future success also depends upon its ability to attract and retain additional highly qualified management, technical, sales and marketing personnel. DG Systems believes there is, and will continue to be, intense competition for personnel with experience in the markets applicable to DG Systems' products and services. DG Systems may not be able to retain its key personnel or attract, assimilate or retain other highly qualified technical and management personnel in the future. The loss of the services of key personnel, or the inability to attract additional qualified personnel as needed, could have a material adverse effect upon our business, financial condition and results of operations.

     DG Systems and StarGuide depend upon single or limted-source suppliers, and its ability to produce audio and video distribution equipment could be impacted if those relationships were discontinued.

     DG Systems relies on certain single or limited-source suppliers for integral components used for the assembly of DG Systems' audio and video units. Although these suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to DG Systems, it would delay DG Systems' deployment of audio and video units. This would have the effect of depressing DG Systems' business until we were able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce DG Systems' products, but we are not currently pursuing agreements or understandings with such alternative sources. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. We do not have long-term supply contracts with DG Systems' single or limited-source vendors, and we purchase DG Systems' components on a purchase order basis. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future. The inability to continue to obtain sufficient quantities of components in a timely manner, as required, or to develop alternative sources, as required, could result in delays or reductions in product shipments or product redesigns, which would seriously harm our business, financial condition and results of operations.

     Our dependence on Hughes' satellite system entails a number of significant risks. Our business, results of operations and financial condition would be seriously harmed if Hughes were unable for any reason to continue to meet DG Systems' delivery commitments on a cost-effective basis or if any transmissions failed to satisfy DG Systems' quality requirements. In the event that we were unable to continue to use Hughes' satellite capacity, we would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. Such an alternative satellite transmission vendor may not be available in a position to satisfy DG Systems' delivery requirements on a timely and cost-effective basis, if at all. In the event that such an alternative satellite transmission vendor were available, the identification, qualification and transition process could take up to nine months or longer.

     We obtain DG Systems' local access transmission services and long distance telephone access through an exclusive contract with MCI Worldcom, which expires on December 31, 2002. Any material interruption in the supply or a material adverse change in the price of either local access or long distance carrier service could seriously harm our business, results of operations and financial condition.

     StarGuide faces risks associated with its dependence upon suppliers. StarGuide relies on other companies to supply certain services and key components of its products. StarGuide's suppliers also sell products to StarGuide's competitors and may in the future become competitors of StarGuide. StarGuide's suppliers may enter into exclusive arrangements with StarGuide's competitors, stop selling their products or components to StarGuide at commercially reasonable prices or completely stop selling their products or components to StarGuide. Although StarGuide believes that all of the services and products that it currently purchases from outside suppliers are presently available from other sources, if in the future StarGuide were unable to obtain certain services or components, or develop alternative sources for those services or components, it could result in delays and increased costs in producing StarGuide's products and providing StarGuide's services. This, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

     DG Systems and StarGuide may not be able to secure additional financing to satisfy future capital needs.

     DG Systems intends to continue making capital expenditures to produce and install various equipment required by our customers to receive our services and to introduce additional services. We also expect to make capital expenditures related to the acquisition of the StarGuide business. In addition, we will continue to analyze the costs and benefits of acquiring certain additional businesses, products or technologies that we may from time to time identify, and DG Systems' related ability to finance these acquisitions. Assuming that we do not pursue one or more additional acquisitions funded by internal cash reserves, we anticipate that existing capital, cash from operations, and funds available under existing line of credit agreements should be adequate to satisfy DG Systems' capital requirements through the foreseeable future. We may require additional capital sooner than currently anticipated and may not be able to obtain additional funds adequate for our capital needs. Our capital needs depend upon numerous factors, including:

     .    the progress of DG Systems' product development activities;

     . the progress of product development activities related to StarGuide products;

     .    the cost of increasing DG Systems' sales and marketing activities; and

     .    the amount of revenues generated from operations.

     We cannot predict any of the foregoing factors with certainty. In addition, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions. Furthermore, additional financing may not be available to us, or if it is available, it may not be available on acceptable terms. Our inability to obtain financing for additional acquisitions on acceptable terms may prevent us from completing advantageous acquisitions and consequently could seriously harm our prospects and future rates of growth. Our inability to obtain additional funding for continuing operations or an acquisition would seriously harm our business, financial condition and results of operations. Consequently, we could be required to:

     .    significantly reduce or suspend our operations;

     .    seek an additional merger partner; or

     . sell additional securities on terms that are highly dilutive to our existing investors.

     StarGuide must continue to enhance and expand its network in order to maintain a competitive position and continue to meet increasing demands for high-quality, readily available service at competitive prices. StarGuide's ability to grow depends, to a significant extent, on its ability to continually expand its operations, and thus on significant capital equipment expenditures. We anticipate that we will need to raise additional funds through public or private debt or equity financings in order to undertake further expansion of our operations, acquire complementary businesses or technologies, develop new services, or otherwise respond to competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of current shareholders may be reduced. Additional financing may not be available to us, or, if available, may not be on terms favorable to us. If adequate funds are unavailable or are unavailable on acceptable terms, we may be unable to expand our operations, develop new services, or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition, and results of operations.

     Dependence on New Product Introductions.

     DG Systems' future growth depends on the successful and timely introduction of new products and services in markets that do not currently exist or are just emerging. Our goal is to introduce new services, such as media asset management and the means for a customer quickly and reliably to preview and authorize electronic delivery of video advertising spots. We may not successfully complete the development of such products and services. Even if we complete this development, we may not be able to introduce these products and services and they may not realize market acceptance or meet the technical or other requirements of potential customers. Our failure to successfully develop and introduce new products and services could seriously harm our business, financial condition and results of operations.

     StarGuide's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and product enhancements for new and existing markets that incorporate technological changes and innovations, meet changing customer or regulatory requirements, or meet emerging industry standards. StarGuide expects to make significant investments in research and development and to acquire complementary businesses and product lines in an effort to continue to enhance existing products, develop new products which incorporate new and existing technologies, and achieve market acceptance for such products. However, StarGuide may not successfully develop new products or product enhancements or, if developed, such new products or product enhancements may not be developed in time to capture market opportunities or ahieve a significant sustainable level of market acceptance in new and existing markets. The development of new, technologically advanced products products and product enhancements is a complex and uncertain process requiring accurate anticipation of technological and market trends. Furthermore, new or enhanced products offered by StarGuide may contain defects when they are first introduced or released. Any inability on the part of StarGuide to successfully define, develop and introduce new products and product enhancements or to successfully anticipate market requirements amy adversely affect StarGuide's growth potential and results of operations. In addition, development and manufacturing schedules for technology products are difficult to predict, and StarGuide may not achieve timely initial customer shipments of new products. Further, the distribution channels, technical requirements, and levels and bases of competition in other markets may be different than those in StarGuide's current market. StarGuide may not be able to compete favorably in those other markets.

     DG Systems' and StarGuide's businesses may be adversely affected if they are not able to protect their intellectual property rights from third-party challenges. DG Systems and StarGuide cannot assure that their intellectual property does not infringe on the proprietary rights of third parties.

     DG Systems considers our trademarks, copyrights, advertising and promotion design and artwork to be of value and important to our business. We rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights. We do not have any patents or patent applications pending. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. The steps that we have taken to protect our proprietary information may not prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. While we believe that our trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we may still receive future communications from third parties asserting that we are infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements, or result in costly litigation and diversion of management personnel. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business or, if obtainable, such licenses may not be available on commercially reasonable terms. In the event of a successful claim of infringement and our failure or inability to license the infringed or similar proprietary information, our business, financial condition and results of operations could be seriously harmed.

     StarGuide's business will be adversely affected if it is not able to protect its intellectual property rights from third-party challenges. The success of StarGuide's business depends to a large extent upon its ability to protect trade secrets, obtain or license patents, and operate its business without infringing on the rights of others. StarGuide currently has numerous patents issued, and more than thirty other patent applications pending in the United States and abroad. StarGuide also has several trademark and copyright registrations. StarGuide is in the process of filing additional patent applications and applications for copyright registration. StarGuide currently licenses certain aspects of its technology to and from third parties. Although StarGuide believes that its patents, trademarks and copyrights have value, StarGuide's patents, trademark and copyright registrations, or any additional patents, trademarks or copyrights obtained in the future, may not provide meaningful protection from competition. The value of StarGuide's products depends substantially on StarGuide's technical innovation in fields in which there are currently many patent filings. StarGuide believes that as new patents are issued or as infringement of others' patents are brought to StarGuide's attention by the holders of such patents, StarGuide may be required to withdraw products from the market, negotiate licenses from such patent holders, redesign its products, or pay damages assessed as a result of litigation. Such events could have a material adverse effect on our business, financial condition, and results of operations. Although StarGuide believes that its products and other proprietary rights do not infringe upon the proprietary rights of third parties, third parties may assert infringement claims against StarGuide and such claims may be successful. StarGuide could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition, and results of operations.

   Provisions of DG Systems' charter documents may have certain anti-takeover effects that could prevent a change in control even if the change would be beneficial to DG Systems' shareholders

   Certain provisions of our articles of incorporation and by-laws, and of Delaware law, could have the effect of delaying, deferring or preventing a change in control of DG Systems, even if doing so would be beneficial to DG Systems' shareholders.

   DG Systems' stock price is volatile.

   The market price of DG Systems common stock, like that of the shares of many other high-technology companies, has been and is likely to continue to be volatile. Some of the factors that may cause the market price of DG Systems common stock to fluctuate significantly, include:

   .   the addition or departure of key DG Systems personnel;

   .   variations in DG Systems' quarterly operating results;

   . announcements by DG Systems or its competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

   .   changes in financial estimates by securities analysts;

   .   DG Systems' sales of common stock or other securities in the future;

   . changes in market valuations of networking, Internet and telecommunications companies;

   .   fluctuations in stock market prices and trading volumes generally;

   .   sale of shares of DG Systems common stock by significant holders; and

   .   changes in general economic conditions, including interest rate levels.

   If the realized benefits of the merger with StarGuide do not meet the expectations of financial or industry analysts, the market price of DG Systems common stock may decline.

   The market price of DG Systems common stock may decline as a result of the merger if:

   .   the integration of DG Systems and StarGuide is unsuccessful;

   . DG Systems does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

   . the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

   Sales of substantial amounts of DG Systems common stock in the public market could materially affect the market price of DG Systems common stock.

   Sales of substantial amounts of common stock could materially adversely affect the market price of DG Systems common stock. DG Systems issued 41,196,828 shares of common stock to StarGuide shareholders as a result of the merger. Approximately 23,428,457 shares of DG Systems common stock outstanding are freely tradeable and approximately 63,360,673 additional shares of DG Systems common stock outstanding after the merger become freely tradable at various times over the 180-day lock-up period. The sale of substantial amounts of these shares (including shares issued upon exercise of outstanding options) may cause substantial fluctuations in the price of DG Systems common stock. In addition, once the lock-up period expires completely, sales of a substantial number of shares of DG Systems common stock within a short period of time could cause DG Systems' stock price to fall. The sale of these shares also could impair DG Systems' ability to raise capital through the sale of additional stock.

   Insiders have substantial control over DG Systems which could limit others' ability to influence the outcome of key transactions, including changes in control.

   The executive officers and directors of DG Systems and their respective affiliates own approximately 44% of DG Systems' common stock. As a result, these shareholders are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of DG Systems even if a change of control is in the best interest of all shareholders.

   DG Systems may face challenges in integrating DG Systems and StarGuide and, as a result, may not realize the expected benefits of the merger.

   Integrating the operations and personnel of DG Systems and StarGuide will be a complex process. DG Systems is uncertain that the integration will be completed rapidly or that it will achieve the anticipated benefits of the merger. The successful integration of DG Systems and StarGuide will require, among other things, integration of DG Systems' and StarGuide's products and services, network operations and engineering, assimilation of sales and marketing groups, integration of the companies' information and software systems, coordination of employee retention, hiring and training, and coordination of ongoing and future research and development efforts. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in the activities of the combined company's business. Further, the process of combining DG Systems and StarGuide could negatively affect employee morale and the ability of DG Systems to retain some of its or StarGuide's key employees after the merger.

   As a result of the merger, the combined company will incur significant consolidation and integration expenses that we cannot accurately estimate at this time, which may negatively affect our financial condition and operating results.

   These costs could include the possible relocation of certain operations from San Francisco and Reno as well as the loss of benefits from favorable office leases. Actual integration costs may substantially exceed DG Systems' estimates and may have an adverse effect on our financial condition and operating results.

   DG Systems' business is highly dependent on electronic video advertising delivery service deployment.

   We have made a substantial investment in upgrading and expanding DG Systems' Network Operating Center, or "NOC", and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure you that the placement of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery. Our inability to place units in an adequate number of stations or DG Systems' inability to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would seriously harm our business, operating results and financial position.

   In addition, we believe that to more fully address the needs of potential video delivery customers we will need to develop a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include physical archiving, closed-captioning, modification of slates, and format conversions. We will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently have the capability to provide such services through DG Systems' facilities in New York, Los Angeles and Chicago. However, we may not be able to contract successfully for and provide these services in those markets or any other major metropolitan area and we may not be able to provide competitive video distribution services in other United States markets. Also, although we are taking the steps we believe are required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, we may not achieve such goals, and our failure to do so may seriously harm our business, operating results and financial position. In addition, we may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both media content unless we can successfully continue to develop and provide video transmission services. The failure to retain such customers could seriously harm our results of operations and financial condition.

   DG Systems faces risks associated with being delisted from the Nasdaq National Market.

   The holders of the registered common stock of DG Systems currently enjoy a substantial benefit in terms of liquidity by having such common stock listed on the Nasdaq National Market. This benefit would be lost if we were to be delisted from the Nasdaq National Market. While we believe we are in compliance with Nasdaq's continued listing requirements and corporate governance rules, we cannot assure you that this is the case or that we will be able to continue to have DG Systems' registered common stock listed on the Nasdaq National Market or a similar public securities exchange.

   DG Systems' business is highly dependent on radio and television advertising; if demand for, or margins from, our radio an television advertising delivery services declines, our business will be adversely affected.

   We expect that a significant portion of our revenues will continue to be derived from the delivery of radio and television advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. A decline in demand for, or average selling prices of, DG Systems' radio and television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business, financial condition and results of operations:

     .    competition from new advertising media;

     .    new product introductions or price competition from competitors;

     . a shift in purchases by customers away from DG Systems' premium services; and

     .    a change in the technology used to deliver such services.

   Additionally, we are dependent on our relationship with the radio and television stations in which we have installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership, or discontinue the use of DG Systems' equipment in any way, it would seriously harm our business, financial condition and results of operations.

   StarGuide's inability to enter into or develop strategic relationships in its key industry segments could adversely impact our operating results.

   StarGuide's strategy depends in part on the development of strategic relationships with leading companies in key industry segments, including media broadcasters and digital system providers. StarGuide may not be able to successfully form or enter into such relationships, which may adversely affect StarGuide's ability to generate sales of its products or services in those segments. Specific product lines are dependent to a significant degree on strategic alliances and joint ventures formed with other companies. This is particularly true with StarGuide's CoolCast(TM) service, which depends on relationships with providers of audio and video content and providers of broadband Internet access. StarGuide may not be able to obtain exclusive contracts with Internet service providers for deployment of its CoolCast(TM) service within their networks, and it is possible that many Internet service providers will allow StarGuide's competitors to install equipment at their sites and to provide similar broadband services within their networks.

   StarGuide's business will suffer if it is not able to overcome the numerous risks associated with the use of complex technology.

   The networks and the individual components within networks used in providing StarGuide's distribution and CoolCast(TM) services are highly complex. StarGuide's services may be subject to errors and defects in software or hardware. Additional problems in delivery of service could result from a variety of causes, including human error, physical or electronic security breaches, natural disasters, power loss, sabotage, or vandalism. Despite precautions StarGuide may take, or its efforts to remedy such problems or defects, they could result in loss of or delay in revenues and loss of market share; loss of customers; failure to attract new customers or achieve market acceptance; diversion of development resources; loss of credibility; increased service costs; or legal action by StarGuide's customers. In addition, because some equipment involved in providing StarGuide's information distribution and CoolCast(TM) services are located in the facilities of others, such as broadcast affiliates, Internet service providers and broadband access providers, StarGuide must rely on third parties to care for equipment needed to provide StarGuide's services.

   The future growth and profitability of StarGuide is highly dependent on the success of its CoolCast(TM) service.

   StarGuide's business plans and future growth are highly dependent on the successful deployment of StarGuide's CoolCast(TM) service. CoolCast(TM) is still in a preliminary stage of development, and has not yet been fully deployed commercially. The success of CoolCast(TM) depends in part on the strength of the intellectual property associated with the CoolCast(TM) technology, which has not been fully established or tested. In addition, CoolCast(TM) is subject to significant competition from other companies seeking to establish businesses based on delivery of audio and video content in conjunction with Internet web sites. StarGuide believes that the technology on which certain of the competing services depend may infringe on StarGuide's CoolCast(TM) related intellectual property, but there is no certainty that this is the case or that StarGuide will be able to prevent such competition on that basis. The rights required to deliver content using StarGuide's CoolCast(TM) technology, which is in connection with Internet traffic, may be separate from the rights to deliver such content over the airwaves, by satellite or by cable. In some cases, providers of such content to StarGuide may not have such necessary rights, which may be retained by original creators or programmers of the content. We cannot assure you that StarGuide will be able to secure the necessary rights to make CoolCast(TM) commercially viable. In addition, StarGuide may be required to enter into licenses or other agreements with rights-holders other than the companies that directly provide the content to StarGuide, which may increase costs. Deployment of CoolCast(TM) is also highly dependent on development and utilization of broadband last-mile networks, such as those employing asynchronous digital subscriber lines. The development of these networks must be completed by entities other than StarGuide, such as telephone local exchange carriers. There is no certainty that this will occur, or that it will occur within a timeframe needed to allow CoolCast(TM) to meet its business objectives. There currently is no economic model for CoolCast(TM) that is proven to generate a profit, and StarGuide may not be able to establish a successful economic model. The inability of StarGuide to accomplish any of the following could inhibit the profitability of CoolCast(TM) and could have a material adverse effect on our business, financial condition and results of operations:

   .   protecting CoolCast(TM) intellectual property from infringement;

   . competing effectively in the market for delivery of Internet-related content;

   . obtaining necessary rights to video or audio content (or avoiding the requirement to expend significant capital in obtaining such rights);

   .   gaining access to sufficient operational broadband delivery networks; or

   .   establishing a workable and profitable business model for CoolCast(TM).

   StarGuide may enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt StarGuide's business, dilute shareholder value or divert management attention.

   StarGuide's business strategy includes the acquisition of complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions including:

   . the difficulty of assimilating the operations and personnel of the acquired companies;

   .   the potential disruption of StarGuide's business;

   . the inability of StarGuide's management to maximize the financial and strategic position of StarGuide by the successful incorporation of acquired technology and rights into StarGuide's product and service offerings;

   .   the maintenance of uniform standards, controls, procedures and policies;

   .   the potential loss of key employees of acquired companies; and

   . the impairment of relationships with employees and customers as a result of changes in management and operational structure.

   StarGuide may not be able to successfully complete any acquisition or, if completed, the acquired business or product line may not be successfully integrated with StarGuide's operations, personnel or technologies. Any inability of StarGuide to successfully integrate the operations, personnel, and technologies associated with an acquired business and/or product line with the operations and product lines of StarGuide may materially and adversely affect StarGuide's business and results of operation.

   StarGuide faces risks associated with international sales that could adversely impact its business.

   StarGuide derives a portion of its revenues from sales outside of the United States. StarGuide has increased and plans to continue to increase its international sales and marketing efforts, and expects that revenues derived from international sales will continue to grow as a percentage of revenues. There are a number of risks inherent in our international business activities, including:

   . unexpected changes in United States or other government policies concerning the import and export of goods, services and technology and other regulatory requirements, tariffs and other trade barriers;

   .   costs and risks of localizing products for foreign countries;

   .   longer accounts receivable payment cycles;

   .   potentially adverse tax consequences; and

   . limits on repatriation of earnings and the burdens of complying with or enforcing contracts under a wide variety of foreign laws.

   Fluctuations in currency exchange rates could materially affect revenues denominated in currencies other than the United States dollar and cause a reduction in revenues derived from sales in a particular country. The financial stability of foreign markets could also affect StarGuide's international sales. These factors may adversely affect our results of operations. In addition, StarGuide's earnings abroad may be subject to taxation by more than one jurisdiction, which could adversely affect our earnings. Each of these factors could have an adverse effect on our business, financial condition, and results of operations.

   StarGuide faces various risks associated with purchasing satellite capacity.

   As part of StarGuide's strategy of providing transmittal of audio, video, data, and other information using satellite technology, StarGuide periodically purchases satellite capacity from third parties owning satellite systems. Although StarGuide attempts to match expenditures in this area against anticipated revenues from sales of StarGuide's products to customers, StarGuide may not be successful at estimating anticipated revenues, and actual revenues from sales of StarGuide's products may not exceed StarGuide's expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability on the part of StarGuide to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity, may have a material adverse effect on our business, financial condition, and results of operations.

   Certain of StarGuide's products depend on satellites; any satellite failure could result in interruptions of StarGuide's service which could adversely impact our business, financial results and reputation.

   Certain of StarGuide's products rely on signals from satellites. Satellites and their ground support systems are complex electronic systems subject to weather conditions, electronic and mechanical failures, and possible sabotage. The satellites have limited design lives and are subject to damage by the hostile space environment in which they operate. The repair of damaged or malfunctioning satellites is nearly impossible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. In addition, satellite transmission can be disrupted by natural phenomena causing atmospheric interference, such as sunspots. A reduction in the number of operating satellites or an extended disruption of satellite transmissions would impair the current utility of the accessible satellite network and the growth of current and additional market opportunities, both of which would adversely affect our business, financial condition, and results of operations.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to the Company's directors is incorporated by reference to the information contained in the section captioned "Proposal One -- Election of Directors" in the Proxy Statement. See
Item 4A of this report for the information with respect to executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Report:

                                                                                                             Page
                                                                                                             ----
         Indpendent Auditors' Report......................................................................    F-2
         Report of Independent Public Accountants.........................................................    F-3
         Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................    F-4
         Consolidated Statements of Operations for the three years ended December 31, 2000................    F-5
         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000......    F-6
         Consolidated Statements of Cash Flows for the three years ended December 31, 2000................    F-7
         Notes to Consolidated Financial Statements.......................................................    F-8

    2. FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts..........................................................     S-1

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

 10.8 (b) Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

 10.9 (b) Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

 10.18 (b)          Warrant Agreement to purchase Series B Preferred Stock
                    between the Company and Comdisco, Inc., dated as of October
                    20, 1994.

 10.19 (b)          Warrant Agreement to purchase Series C Preferred Stock
                    between the Company and Comdisco, Inc.,

Exhibit Number                            Exhibit Title
--------------                            -------------

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

 10.40 (q)          Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

 10.41 (q)          Warrant Purchase Agreement dated December 9, 1998 by and
                    among the Registrant and Scott Ginsburg.

 10.42 (q)          Warrant No. 1 to Purchase Common Stock dated December 9,
                    1998 by and among Registrant and Scott K. Ginsburg.

 10.43 (q)          Warrant No. 2 to Purchase Common Stock dated December 9,
                    1998 by and among Registrant and Scott K. Ginsburg

 10.44 (r)          Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its securityholders.

 10.45 (r)          Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

 10.46 (r)          Loan and security agreement, dated as of April 6, 2000
                    between Digital Generation Systems, Inc. as Borrower, and
                    Foothill Capital Corporation as Lender and exhibits thereto.

 10.47 (a)          Securities Purchase Agreement, dated as of April 4, 2000 by and among StarGuide Digital Networks, Inc., Infinity
                    Networks, Inc. and Westwood One, Inc., and MUSICAM Express,
                    L.L.C.

 21.1 (a)           Subsidiaries of the Registrant.

 23.1 (a)           Consent of KPMG LLP.

 23.2 (a)           Consent of Arthur Andersen LLP.

_______________

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

     (r) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed May 11, 2000.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K/A filed on March 29, 2001 regarding the January 2001 merger with StarGuide Digital Networks, Inc.

(c) Exhibits

    See items 14 (a) (3) above.

(d) Financial Statement Schedules
    See Item 14(a) (2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL GENERATION SYSTEMS, INC.


Dated:  March 29, 2001                By: /s/  MATTHEW E. DEVINE
                                          ----------------------
                                          Matthew E. Devine
                                          Chief Executive Officer


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

Signature                                                      Title                                    Date
---------                                                      -----                                    ----
/s/  SCOTT K. GINSBURG                               Chairman of the Board                         March 29, 2001
---------------------------------------      and Director (Principal Executive Officer)
Scott K. Ginsburg


/s/ MATTHEW E. DEVINE                                Chief Executive Officer                       March 29, 2001
---------------------------------------
Matthew E. Devine                                           and Director


/s/ OMAR A. CHOUCAIR                            Chief Financial Officer and Director               March 29, 2001
---------------------------------------    (Principal Financial and Accounting Officer)
Omar A. Choucair


/s/ DAN F. DENT                                      Chief Operating Officer                       March 29, 2001
---------------------------------------
Dan. F. Dent


/s/ DAVID M. KANTOR                                           Director                             March 29, 2001
---------------------------------------
David M. Kantor


/s/ MICHAEL G. LINNERT                                        Director                             March 29, 2001
---------------------------------------
Michael G. Linnert


/s/ LAWRENCE D. LENIHAN, JR.                                  Director                             March 29, 2001
---------------------------------------
Lawrence D. Lenihan, Jr.

/s/ CAPPY MCGARR                                              Director                             March 29, 2001
---------------------------------------
Cappy McGarr

Signature                                                      Title                                    Date
---------                                                      -----                                    ----
/s/ JEFFREY A. DANKWORTH                                      Director                             March 29, 2001
---------------------------------------
Jeffrey A. Dankworth


/s/ ERIC L. BERNTHAL                                          Director                             March 29, 2001
---------------------------------------
Eric L. Bernthal

/s/ ROBERT J. SCHLEGEL                                        Director                             March 29, 2001
---------------------------------------
Robert J. Schlegel

/s/ KEVIN HOWE                                                Director                             March 29, 2001
---------------------------------------
Kevin Howe

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Independent Auditors' Report.................................................................................      F-2
Report of Independent Public Accountants.....................................................................      F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................      F-4
Consolidated Statements of Operations for the three years ended December 31, 2000............................      F-5
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000..................      F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2000............................      F-7
Notes to Consolidated Financial Statements...................................................................      F-8

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Generation Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed at Item 14(a)2 for the years ended December 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP

Dallas, Texas
February 15, 2001

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Generation Systems, Inc.:

  We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Digital Generation Systems, Inc. (a California Corporation) and subsidiaries for the year ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Digital Generation Systems, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. Information included in this schedule for the year ended December 31, 1998 has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 1999

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                           December 31,               December 31,
                                                                              2000                       1999
                                                                    ------------------------- -------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $  3,539                    $  5,420
      Accounts receivable (less allowance for doubtful
      accounts of $2,907,000 in 2000 and $1,659,000 in 1999)                 12,874                      12,799
      Prepaid expenses and other                                              1,573                       1,717
                                                                    ---------------              --------------
            Total current assets                                             17,986                      19,936
                                                                    ---------------              --------------

PROPERTY AND EQUIPMENT, at cost:
      Network equipment                                                      38,836                      35,304
      Office furniture and equipment                                          6,514                       5,833
      Leasehold improvements                                                    860                         793
                                                                    ---------------              --------------
                                                                             46,210                      41,930
      Less - Accumulated depreciation and amortization                      (40,144)                    (33,772)
                                                                    ---------------              --------------

            Property and equipment, net                                       6,066                       8,158
                                                                    ---------------              --------------

GOODWILL AND OTHER ASSETS, net                                               12,335                      13,672
                                                                    ---------------              --------------
            Total assets                                                   $ 36,387                   $  41,766
                                                                    ===============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                     $  3,019                   $   7,781
      Accrued liabilities                                                     3,571                       3,230
      Current portion of long-term debt                                       3,883                       7,689
                                                                    ---------------              --------------
            Total current liabilities                                        10,473                      18,700
                                                                    ---------------              --------------

LONG-TERM DEBT, net of current portion                                        1,729                       2,513
                                                                    ---------------              --------------

SHAREHOLDERS' EQUITY:
      Convertible preferred stock, no par value - -
            Authorized -- 15,000,000 shares
            Issued -- none                                                        -                           -
      Common stock, no par value --
            Authorized -- 100,000,000 shares;
            28,258,786 issued and 28,235,869 outstanding at
            December 31, 2000 and 27,530,170 issued and
            outstanding at December 31, 1999                                122,959                     119,519
      Treasury Stock, at cost                                                  (101)                          -
      Receivables from issuance of common stock                                 (93)                       (194)
      Accumulated deficit                                                   (98,658)                    (98,824)
      Accumulated other comprehensive income                                     78                          52
                                                                    ---------------              --------------
            Total shareholders' equity                                       24,185                      20,553
                                                                    ---------------            ----------------
            Total liabilities and shareholders' equity                     $ 36,387                   $  41,766
                                                                    ===============            ================


The accompanying notes are an integral part of these financial statements.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                       For the years ended December 31,
                                                         ---------------------------------------------------
                                                              2000               1999              1998
                                                         --------------      ------------      -------------
REVENUES                                                        $54,711           $48,724          $  41,270
                                                         --------------      ------------       ------------
  COSTS AND EXPENSES:
      Delivery and material costs                                13,966            17,857             14,630
      Customer operations                                        16,330            15,138             14,780
      Sales and marketing                                         4,448             4,818              4,970
      Research and development                                    3,112             2,577              2,780
      General and administrative                                  7,838             6,552              4,314
      Write-down of goodwill and fixed assets                         -                 -             17,006
      Non-recurring charges                                           -               370                  -
      Depreciation and amortization                               7,095             8,591             10,266
                                                         --------------      ------------       ------------
      Total expenses                                             52,789            55,903             68,746
                                                         --------------      ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                     1,922            (7,179)           (27,476)

OTHER INCOME (EXPENSE):
      Interest and other income, net                                134               319                253
      Interest expense                                             (900)           (1,903)            (3,014)
                                                         --------------      ------------       ------------

NET INCOME (LOSS)                                              $  1,156           $(8,763)         $ (30,237)
                                                         ==============      ============       ============


BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                               $   0.04           $ (0.33)         $   (1.97)
WEIGHTED AVERAGE COMMON AND COMMON
SHARES OUTSTANDING:
      BASIC                                                      28,103            26,653             16,272
                                                         ==============      ============       ============
      DILUTED                                                    30,045            26,653             16,272
                                                         ==============      ============       ============



   The accompanying notes are an integral part of these financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)


                              Convertible                                                   Receivable
                            Preferred Stock        Common Stock      Treasury Stock          from
                            ---------------        ------------      --------------        Issuance of
                                                                                             Common
                            Shares   Amount        Shares   Amount    Shares  Amount         Stock
                            ------  ------        ------    ------    ------  ------        --------
BALANCE AT DECEMBER
31, 1997                      4,950  31,561         12,123  57,123        -       -             (175)
     Conversion of
     Series A
     preferred stock
     to Common Stock,
     net of issuance
     costs of $486           (4,950)(31,561)         4,950  31,075        -       -                -

     Preferred stock
     deemed dividend
     resulting from
     conversion of
     Series A
     preferred stock              -       -            495   1,764        -       -                -
     Issuance of
     common stock in
     private placements,
     net of issuance
     costs of $370                -       -          8,432  23,480        -       -                -
     Warrants issued
     in relation to
     common stock
     private placement            -       -              -      12        -       -                -

     Issuance of
     restricted stock
     for promissory
     note                         -       -             50     194        -       -             (194)
     Exercise of stock
     options                      -       -            165     371        -       -                -
     Stock issued for
     services                     -       -             10      80        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             14      32        -       -                -
     Foreign currency
     translation
     adjustment                   -       -                               -       -                -
     Net loss
                                  -       -                               -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 1998                          -       -         26,239 114,131        -       -             (369)

     Issuance of
     common stock in
     private placement            -       -            725   3,750        -       -                -

     Exercise of
     warrants                     -       -             12       -        -       -                -
     Forgiveness of
     promissory note              -       -              -       -        -       -              175
     Exercise of stock
     options                      -       -            508   1,518        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             46     120        -       -                -
     Foreign currency
     translation
     adjustment                   -       -              -       -        -       -                -

     Net loss                     -       -              -       -        -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 1999                          -       -         27,530 119,519        -       -             (194)

     Treasury stock
     Exercise of stock            -       -              -       -       23    (101)             101
     options                      -       -            681   2,291        -       -                -
     Increase in fair
     value of warrants
     due to change in
     measurement date             -       -              -     990        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             48     159        -       -                -
     Foreign currency
     translation
     adjustment                   -       -              -       -        -       -                -

     Net income                   -       -              -       -        -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 2000                          -       -         28,259 122,959       23    (101)             (93)
                              =============       ================  ===============       ==========

                            Accumulated
                               Other                                       Total
                           Comprehensive         Accumulated           Shareholders'       Comprehensive
                              Income              Deficit                 Deficit          Income (Loss)
                              ------              -------                 -------          ------------
BALANCE AT DECEMBER
31, 1997                            -             (58,060)                  30,449
     Conversion of
     Series A
     preferred stock
     to Common Stock,
     net of issuance
     costs of $486                  -                   -                     (486)               -

     Preferred stock
     deemed dividend
     resulting from
     conversion of
     Series A
     preferred stock                -              (1,764)                       -                -
     Issuance of
     common stock in
     private placements,
     net of issuance
     costs of $370                  -                   -                   23,480                -
     Warrants issued
     in relation to
     common stock
     private placement              -                   -                   12                    -

     Issuance of
     restricted stock
     for promissory
     note                           -                   -                        -                -
     Exercise of stock
     options                        -                   -                      371                -
     Stock issued for
     services                       -                   -                       80                -
     Purchase of
     shares through
     ESPP                           -                   -                       32                -
     Foreign currency
     translation
     adjustment                     9                   -                        9                9
     Net loss
                                    -             (30,237)                 (30,237)         (30,237)
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 1998                            9             (90,061)                  23,710          (30,228)
                                                                                          =========
     Issuance of
     common stock in
     private placement              -                   -                    3,750

     Exercise of
     warrants                       -                   -                        -
     Forgiveness of
     promissory note                -                   -                      175
     Exercise of stock
     options                        -                   -                    1,518
     Purchase of
     shares through
     ESPP                           -                   -                      120
     Foreign currency
     translation
     adjustment                    43                   -                       43               43

     Net loss                       -              (8,763)                  (8,763)          (8,763)
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 1999                           52             (98,824)                  20,553           (8,720)
                                                                                             ======
     Treasury stock                 -                   -                        -
     Exercise of stock
     options                        -                   -                    2,291
     Increase in fair
     value of warrants
     due to change in
     measurement date               -                (990)                       -
     Purchase of
     shares through
     ESPP                           -                   -                      159
     Foreign currency
     translation
     adjustment                    26                   -                       26               26

     Net income                     -               1,156                    1,156            1,156
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 2000                           78             (98,658)                  24,185            1,182
                            =========            ========             ============        =========


        The accompanying notes are an integral part of these financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         For the Years Ended December 31,
                                                                                         --------------------------------
                                                                                   2000               1999               1998
                                                                           -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 1,156            (8,763)           (30,237)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
          Depreciation and amortization of property and equipment                     6,377             8,106              9,103
          Amortization of goodwill and intangibles                                      718               486              1,163
          Write-down of goodwill and fixed assets                                         -                 -             17,006
          Common stock issued for services                                                -                 -                 80
          Provision for doubtful accounts                                             1,412               538              1,142
          Loss on retirement of property and equipment                                    6                 -                  -
          Changes in operating assets and liabilities --

             Accounts receivable                                                     (1,487)           (3,512)            (1,953)

             Prepaid expenses and other assets                                          789              (659)              (213)
             Accounts payable and accrued liabilities                                (4,421)            3,957               (882)
                                                                           ---------------- ----------------- ------------------
                Net cash provided by (used in) operating activities                   4,550               153             (4,791)
                                                                           ---------------- ----------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (2,719)           (2,653)            (2,162)
    Proceeds from sale of property and equipment                                          -                75                  -
    Purchases of short-term investments                                                   -                 -             (2,013)
    Maturities of short-term investments                                                  -                 -              3,000
    Acquisition of DCI                                                                    -                 -             (9,131)
                                                                           ---------------- ----------------- ------------------
                Net cash used in investing activities                                (2,719)           (2,578)           (10,306)
                                                                           ---------------- ----------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                            2,450             5,563             23,975
    Costs of converting preferred stock to common stock                                   -                 -               (486)
    Proceeds from line of credit                                                     43,473             1,148             13,365
    Payments on line of credit                                                      (41,873)           (2,581)           (14,767)
    Proceeds from issuance of long-term debt                                              -                 -              5,233
    Payments on long-term debt                                                       (7,762)           (9,308)            (7,106)
                                                                           ---------------- ----------------- ------------------
                Net cash provided by (used in) financing activities                  (3,712)           (5,178)            20,214
                                                                           ---------------- ----------------- ------------------


EFFECT OF EXCHANGE RATE CHANGES                                                           -                (2)                75

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,881)           (7,605)             5,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,420            13,025              7,833
                                                                           ---------------- ----------------- ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     3,539       $     5,420        $    13,025
                                                                           ================ ================= ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                               $       938       $     2,199        $     2,777
                                                                           ================ ================= ==================

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

   The Company is subject to certain risks that include, but are not limited to: the continued development of technology to enhance the delivery and variety of the Company's services in the most cost-effective manner, including the successful integration of the operations of its subsidiaries; the ability to compete successfully against current and future competitors; and dependence on key personnel and the need for additional financing to fund its capital expenditure requirements. The Company obtains certain components used in the assembly of the units which are placed at radio and television stations and production studios from a few single or limited source suppliers and obtains its primary long distance telephone access through an exclusive contract with a telephone service provider which expires in 2002. Any material interruption in these services could have a material adverse effect on the Company's business. Although the Company believes that alternate vendors can be obtained, the transition to alternative vendors could have a material adverse impact on the Company's costs and shipping schedules.

2.  Summary of Significant Accounting Policies:

Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currencies

   Assets and liabilities of the Company's foreign subsidiary are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in other comprehensive income. Gains (losses) on foreign currency transactions of approximately ($10,000), ($28,000) and $10,000 for the years ended December 31, 2000, 1999 and
1998, respectively, are included in interest income and other, net in the consolidated statements of operations.

Research and Development

   Research and development costs are charged to expense as incurred.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

   Goodwill, which represents the excess of purchase price over the fair value of net identifiable assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. Accumulated amortization of goodwill at December 31, 2000 and 1999 was $3.2 million and $2.5 million, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In 1998, the Company recorded a goodwill impairment of $16.7 million related to a previous acquisition.

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

Cash and Cash Equivalents

   Cash and cash equivalents consist of liquid investments with original maturities of three months or less. As of December 31, 2000 and 1999, cash equivalents consist principally of U.S. Treasury Bills.

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

   The cost of equipment under capital lease at December 31, 2000 and 1999 was $15,893,000 and $14,321,000, respectively. Related accumulated depreciation at December 31, 2000 and 1999 was $14,041,000 and $10,135,000, respectively.

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

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments and Concentration of Credit Risk

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

   The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate of interest.

Supplemental Cash Flow Information

   Non-cash investing and financing activities for 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                                2000              1999          1998
                                                                         -----------          -----------       ----
Property and equipment financed with capital lease obligations....          $  1,572          $  1,977         $   1,663
Preferred stock deemed dividend...................................                --                --             1,764
Conversion of preferred stock to common stock.....................                --                --            31.561
Common stock issued for services..................................                --                --                80

3.   Acquisition:

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

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Accrued Liabilities:

    Accrued liabilities consist of the following (in thousands):

                                                          December 31,
                                                   -----------------------
                                                      2000        1999
                                                   ----------- -----------
               Telecommunications costs...........    $  514      $    4
               Employee compensation..............       933       1,115
               Legal and professional fees........       341         135
               Other..............................     1,783       1,976
                                                      ------      ------
                                                      $3,571      $3,230
                                                      ======      ======
5.  Commitments and Contingencies:

   The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. At December 31, 2000, future minimum annual payments under capital leases are $3,787,000 in 2001 and $130,000 in 2002. The present value of obligations under capital lease was $3,868,000, of which $3,739,000 is classified as a current liability. As of December 31, 2000, future minimum annual payments under operating leases are as follows: 2001 -$1,435,000; 2002 -$936,000; 2003 - $844,000; 2004 - $462,000; 2005 - $449,000 and
thereafter - $449,000.

   Rent expense totaled approximately $1,587,000, $1,432,000 and $1,391,000 in 2000, 1999 and 1998, respectively.

   As of December 31, 2000, the Company had non-cancelable future minimum purchase commitments with its primary telephone service provider. These commitments total $3.6 million per year and extend through December 2002.

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

6. Related Party Transactions

   During 2000, the Company charged approximately $342,000 to StarGuide Digital Networks, Inc. ("StarGuide", a related company) for shared costs related to shared office space, common utilities and equipment and was charged $658,000 by StarGuide for payroll, insurance and travel costs related to shared employees. At December 31, 2000, the Company had a net payable to StarGuide of approximately $443,000.

7. Long-Term Debt:

During April 2000, the Company entered into a revolving credit facility providing borrowings up to a maximum of $11 million. The credit facility is secured primarily by accounts receivable and has a term of three years. The amount available to the Company is based on eligible receivables less outstanding letters of credit, as defined in the revolving credit facility agreement. The interest rate on advances is the bank's reference rate, approximately equal to prime, plus 1.50% (11.0% at December 31, 2000). As of December 31, 2000, $1.6 million was outstanding under the revolving credit facility and an additional $3.2 million was available for borrowing.

   The Company has occasionally used long-term debt to finance purchases of property and equipment. At December 31, 2000, $144,000 of related long-term debt was outstanding, all of which is current.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Capital Stock:

   In July and August 1998, the Company's Board of Directors authorized the issuance of up to $ 13.0 million of Common Stock in a private placement transaction. The Company issued 4,589,287 common shares to institutional and closely associated investors at $2.80 per share. Proceeds to the Company, net of issuance costs, was approximately $12.7 million.

   In December 1998, the Company's Board of Directors authorized the issuance of up to $11.0 million of Common Stock in a private placement transaction. The Company issued 2,920,134 common shares to Scott Ginsburg, the Company's Chief Executive Officer, at $3.25 per share. In addition, the Company authorized the sale and issuance of up to $3.0 million of Common Stock in a private placement transaction. The Company issued 923,078 common shares to institutional and closely associated investors at a price of $3.25 per share.

   In December 1999, the Company's Board of Directors authorized the issuance of Common Stock in a private placement transaction. The Company issued 725,199 common shares to institutional and closely associated investors at a price of $5.17 per share.

   In December 1999, the Company wrote off a note receivable from an executive officer in the amount of $175,000 that was issued in connection with a restricted stock purchase agreement, pursuant to which the executive officer purchased an aggregate of 487,500 shares of the Company's Common Stock. A charge to expense of $175,000 was recorded in 1999 for this transaction.

   The Company and an employee were parties to a restricted stock purchase agreement, pursuant to which the Company loaned the employee money under a nonrecourse note and the employee purchased an aggregate of 50,000 shares of the Company's Common Stock. During 2000, the Company exercised its right to repurchase 22,917 of these restricted shares, within the terms of the stock purchase agreement, in exchange for forgiveness of the portion of the note subject to the stock purchase agreement. The transaction was accounted for as a purchase of treasury stock.

Series A Convertible Preferred Stock

   During 1997, the Company issued 4,950,495 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). In July 1998, the Series A Preferred Stock was converted to Common Stock per the terms of the Series A Preferred Stock Conversion Agreement effective August 14, 1998. The conversion of the Series A Preferred Stock to Common Stock resulted in a deemed dividend to the preferred shareholders and increased the loss attributable to common shareholders in the computation of basic and diluted earnings per share for the year ended December 31, 1998.

Warrants

   The Company has issued warrants in connection with certain financing and leasing transactions and Common Stock offerings. All of the outstanding warrants are convertible into Common Stock. A summary of outstanding warrants at December 31, 2000, 1999 and 1998 and changes during the years then ended follows:

                                                       2000                          1999                          1998
                                           -------------------------   ----------------------------   --------------------------
                                                          Wtd Avg Ex                    Wtd Avg Ex                    Wtd Avg Ex
                                            Warrants        Price        Warrants          Price         Warrants       Price
                                           -----------  ------------   ------------   -------------   -------------  ------------
Oustanding at beginning of the year         3,891,070       $   3.57      3,962,244        $   3.55         492,177     $    5.69
Granted                                             -              -              -               -       3,470,067          3.25
Exercised                                           -              -        (71,174)           2.70               -             -
                                           -----------  ------------   ------------   -------------   -------------  ------------
Outstanding at end of the year              3,891,070       $   3.57      3,891,070        $   3.57       3,962,244     $    3.55
                                           ===========  ============   ============   =============   =============  ============

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The warrants outstanding at December 31, 2000 expire on various dates from 2001 through 2006. The warrants exercised in 1999 were done by exchanging the entire warrant for shares of Common Stock equal to the net value of the warrant. Certain of the warrants issued to investors had performance hurdles that were required to be met in order for the warrants to become exercisable. In 2000, these performance hurdles were removed, resulting in a new measurement date for accounting purposes. A charge to accumulated deficit of $990,000 was recognized for the increase in fair value associated with the modified warrants.

9. Stock Plans:

   The Company has three Stock Option Plans:

1992 Stock Option Plan

   Under the Company's 1992 Stock Option Plan, (the "1992 Plan"), the Company may issue up to 14,950,000 shares of Common Stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors, provided that such price cannot be less than the fair value of the Common Stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the Common Stock on the date of grant. The options generally vest over four years. The 1992 Plan provides that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares. The term of the options granted is seven years. No options have been granted at less than fair value under this plan.

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

Accounting for Stock Option Compensation Expense

   The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for the its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant of the stock options consistent with the method of SFAS No. 123, the Company's net income (loss) (in thousands) and net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           2000           1999             1998
                                                                         -------        --------         --------
Net Income (Loss)                                As Reported             $ 1,156        $ (8,763)        $(30,237)
                                                 Pro Forma               $(2,605)       $(11,689)        $(32,409)

Basic and diluted net income (loss) per share    As Reported             $  0.04        $  (0.33)        $  (1.97)
                                                 Pro Forma               $ (0.09)       $  (0.44)        $  (2.10)

  The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively; risk-free interest rates of 6.4%, 6.4% and 4.7%; a dividend yield of 0%; expected life of five years; and volatility factors of the expected market price of the Company's Common Stock of 113%, 112% and 194%.

  A summary of the Company's fixed plan stock options at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                             2000                       1999                         1998
                                  -------------------------   --------------------------  -------------------------
                                                 Wtd Avg Ex                  Wtd Avg Ex                  Wtd Avg Ex
                                    Shares         Price        Shares         Price        Shares         Price
                                  ----------     ----------   ----------     ----------   ----------     ----------
Oustanding at beginning of the
 year                              4,030,839     $     4.36    3,087,031     $     3.78    2,682,707     $     4.21
Granted                              498,501           5.46    2,024,500           4.95    1,270,250           3.12
Exercised                           (680,880)          3.36     (507,686)          2.99     (164,701)          2.25
Canceled                            (420,852)          4.06     (573,006)          4.50     (701,225)          4.61
                                  ----------     ----------   ----------     ----------   ----------     ----------
Outstanding at end of the year     3,427,608     $     4.78    4,030,839     $     4.36    3,087,031     $     3.78
                                  ==========     ==========   ==========     ==========   ==========     ==========
Exercisable at end of the year     1,671,426     $     4.53    1,262,767     $     3.90    1,159,767     $     3.79
Weighted average fair value of
 options granted                                 $     4.63                  $     3.55                  $     2.85

The following table summarizes information about stock options outstanding at December 31, 2000:

                              Options Outstanding                                                      Options Exercisable
------------------------------------------------------------------------------------------        -----------------------------
                                                     Weighted-Average        Weighted-                             Weighted-
                                Number                  Remaining             Average             Number            Average
Range of Exercise Prices      Outstanding            Contractual Life      Exercise Price       Exercisable      Exercise Price
------------------------      -----------            ----------------      --------------       -----------      --------------
$0.20 - $ 2.65                      167,089                4.54 years                $2.50           167,089               $2.50
$2.75 - $5.00                     1,247,637                4.59 years                $3.91           769,035               $4.10
$5.125 - $10.125                  2,012,882                5.40 years                $5.50           735,302               $5.44
                              -------------                                                        ---------
$0.20 - $10.125                   3,427,608                                                        1,671,426
                              =============                                                        =========

  As of December 31, 2000, there were 10,792,583 shares available for future grant under the stock option plans.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income Taxes:

  Net income for the year ended December 31, 2000 will be offset by net operating losses, therefore no tax expense has been provided. There was no income tax expense (benefit) in 1999 or 1998 due to the existence of net operating losses and a full valuation allowance for related deferred tax assets.

  Components of deferred tax assets at December 31, 2000 and 1999 are as follows (in thousands):

                                                       2000        1999
                                                     --------    ---------
             Net operating loss carryforwards        $ 14,297    $  16,992
             Cumulative temporary differences           6,366        3,841
             Research and development credit              768          768
                                                     --------    ---------
             Total gross deferred tax asset            21,431       21,601
             Less valuation allowance                 (21,431)     (21,601)
                                                     --------    ---------
             Net deferred tax assets                 $    ---    $     ---
                                                     ========    =========

  The net operating loss and research and development credit carryforwards of approximately $42 million and $768,000, respectively, will expire on various dates from 2007 to 2019. Utilization of these carryforwards may be annually limited if there is a change in the Company's ownership, as defined by the Internal Revenue Code.

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the lack of sustained profitability to date and the variability of operating results.

11.  Net Income (Loss) Per Share:

  Under Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding Common Stock and Common Stock equivalents during the period. Due to losses for the years ended December 31, 1999 and 1998, inclusion of Common Stock equivalents would be anti-dilutive. Therefore, basic and diluted loss per share for the Company are the same.

  For the year ended December 31, 1998, the net loss per share was computed as net loss of $30,237,000 plus $1,764,000 relating to the preferred stock deemed dividend (Note 8) divided by the weighted average common shares outstanding.

  A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2000 follows (in thousands, except for per share amounts):

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  2000      1999       1998
                                                  ----      ----       ----
Basic:
    Net income (loss) applicable to common
    shareholders                                $ 1,156   $(8,763)   $(32,001)

    Weighted average shares outstanding          28,103    26,653      16,272
                                                -------   -------    --------
    Net income (loss) per share                 $  0.04   $ (0.33)   $  (1.97)
                                                =======   =======    ========

Diluted:

    Net income (loss) applicable to common
    shareholders                                $ 1,156   $(8,763)   $(32,001)
                                                -------   -------    --------

    Weighted average shares outstanding          28,103    26,653      16,272

    Add:  Common share equivalents                1,942         -           -

                                                -------   -------    --------
    Total shares                                 30,045    26,653      16,272
                                                -------   -------    --------
    Net income (loss) per share                 $  0.04   $ (0.33)   $  (1.97)
                                                =======   =======    ========

  For the year ended December 31, 2000, common stock equivalents of 1,942,000 relate to outstanding warrants and stock options as determined by applying the treasury stock method. For 2000, 1,436,747 options were excluded from the computation of diluted earnings per share because the exercise price exceeded the average fair value for the year.

12.  Segment Information:

  The Company operates in the media distribution industry and its operations are managed primarily by geographic areas. The Company has defined its operating segments based on these geographic areas.

  The information in the following tables is derived directly from the internal financial reporting used for corporate management purposes and segments are assessed based on net income (loss).The expenses, assets and liabilities attributable to corporate activity are allocated to the San Francisco operating segment. During 2000, the Vancouver operating facility was closed, with all assets and activities integrated into San Francisco. As of December 31, 1999, 5% of operating assets are located outside of the United States (none at December 31, 2000). At December 31, 1998, the balance sheet information for the Company's Los Angeles segment was maintained as part of the Chicago segment and was impractical to break out separately.

                                                    Year ended December 31, 2000
                                                           (in thousands)
                            --------------------------------------------------------------------------
                              San Francisco   New York  Chicago   Los Angeles  Vancouver  Consolidated
                              -------------   --------  -------   -----------  ---------  ------------
Revenue                         $   23,630    $  12,592   $15,344    $ 3,145     $     -   $   54,711

Net income (loss)               $   (6,802)   $   1,971   $ 5,582    $   405     $     -   $    1,156

Total assets                    $   24,038    $   8,929   $ 2,337    $ 1,083     $     -   $   36,387

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Year ended December 31, 1999
                                                           (in thousands)
                            ------------------------------------------------------------------------------
                              San Francisco   New York   Chicago    Los Angeles   Vancouver   Consolidated
                              -------------   --------   -------    -----------   ---------   ------------
Revenue                        $   16,340     $ 12,037   $ 13,605     $  2,219      $   4,523   $   48,724

Net income (loss)              $  (12,458)    $  2,877   $  1,805     $    240      $  (1,227)  $   (8,763)

Total assets                   $   15,875     $ 10,081   $  4,943     $  1,996      $   8,871   $   41,766

                                                      Year ended December 31, 1998
                                                             (in thousands)
                            ------------------------------------------------------------------------------
                              San Francisco   New York   Chicago    Los Angeles   Vancouver   Consolidated
                              -------------   --------   -------    -----------   ---------   ------------
Revenue                         $ 15,976       $10,125   $ 10,829    $  2,842      $   1,498    $   41,270

Net income (loss)               $(10,910)      $ 1,265   $(19,975)   $   (191)     $    (426)   $  (30,237)

Total assets                    $ 22,737       $10,060   $  7,514    $      -      $   9,481    $   49,792

13.  Pretax Savings Plan:

  The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least six months of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2000 of $15,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contributions to the plan in 2000, 1999 or 1998.

14.  New Accounting Pronouncement:

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or in other comprehensive income, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. The Company does not engage in hedging activity and does not have any significant derivatives. Accordingly, adoption of this new standard will not have a significant impact on the Company.

15.  Merger:

  During October 2000, the Board of Directors of the Company unanimously approved an Agreement and Plan of Merger, dated as of July 7, 2000, which provided for the merger of SG Nevada Merger Sub Inc. ("SG Nevada"), a wholly-owned subsidiary of the Company, with and into StarGuide. In this merger, the holders of StarGuide common stock received for each share of StarGuide Common Stock approximately 1.7332 shares of the Company's Common Stock and the holders of Company Common Stock will continue to hold their shares. Final approval of the merger was obtained at the annual meeting on November 21, 2000 and was consummated effective January 1, 2001. SG Nevada ceased to exist as a separate entity and StarGuide has continued as the surviving corporation and a wholly-owned subsidiary of the Company. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company will be that of StarGuide and the Company's results of operations will be included subsequent to the consummation date.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at     Additions
                                       Beginning of    Charged to                                 Balance at
Classification                            Period       Operations     Other        Writeoffs     End of Period
--------------                            ------       ----------     ----         ---------     -------------
Allowance for Doubtful Accounts
Year Ended:

December 31, 1998                           585,000     1,142,000    186,000 (a)     (18,000)        1,895,000

December 31, 1999                         1,895,000       538,000          -        (774,000)        1,659,000

December 31, 2000                         1,659,000     1,412,000          -        (164,000)        2,907,000

(a)  Additions resulting from acquisitions of DCI in 1998.