Form 10-K/A
period 2000-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2001-04-30
CIK 934448

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

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________ to
                                 _____________.

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


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to the Section 12 (g) of the Act: Common Stock
                              ($0.001 par value)

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

================================================================================

                                AMENDMENT NO. 1


The undersigned Registrant hereby amends Part III, to read as follows:


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company, their ages as of March 31, 2001, their positions and offices held with the Company and certain biographical information are set forth below.

Name                                   Age  Position(s) and Offices Held with the Company
----                                   ---  ---------------------------------------------
Scott K. Ginsburg (2)                    48  Chairman of the Board
Matthew E. Devine                        52  Chief Executive Officer and Director
Omar A. Choucair                         38  Chief Financial Officer and Director
Dan F. Dent                              53  Chief Operating Officer
Lawrence D. Lenihan, Jr (2)              36  Director
Michael G. Linnert                       30  Director
David M. Kantor (2)                      44  Director
Cappy R. McGarr (1)                      49  Director
Jeffrey A. Dankworth                     46  Director
Eric L. Bernthal                         54  Director
Robert J. Schlegel (1)                   51  Director
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

  Jeffrey A. Dankworth has been President and a Director of StarGuide since 1995. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984). Mr. Dankworth became a Director in February 2001.

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

  Robert J. Schlegel has been a member of the board since February 2001. Mr. Schlegel is the CEO of The Pavestone Company, a producer of interlocking concrete paving stones and retaining walls, which he started in 1980. Mr. Schlegel also built a health care company that included more than 2,000 employees and 2,200 nursing retirement care beds in 13 Texas facilities. Mr. Schlegel graduated with a B.A. degree in Economics from Wilfrid Laurier University in 1972.

  Kevin Howe has been a member of the Board since February 2001. He has been the Managing Partner of Mercury Ventures since 1998. Mercury Ventures manages three different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the boards of The Sage Group PLC and MigraTec, both of which are publicly traded technology firms that are listed on the

Nasdaq National Market and London exchanges. Mr. Howe also sits on the boards of five privately held technology firms. In 1985, he co-founded DacEasy, a provider of packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to Sage Group, plc. He was CEO of Sage's US operations responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, a merchant credit card processor and a provider of wireless solutions. The company was sold in 1997 to PMT, a Nasdaq National Market quoted company. Mr. Howe received his MBA from SMU in 1976.

                     COMPLIANCE WITH SECTION 16 (a) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for their 2000 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 fiscal year, the Company believes that all reporting requirements under Section 16 (a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2000 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

  The following Summary Compensation Table sets forth the compensation earned by each person who served as the Company's Chief Executive Officer at any time during the year and the four other most highly compensated executive officers (collectively, the "Named Officers").

                                                                                                                Long-Term
                                                                         Annual Compensation                Compensation Awards
                                               -------------------------------------------------------   ---------------------------
                                                                                                          Restricted     Securities
                                                                                      Other Annual           Stock       Underlying
Name and Principal Position             Year        Salary (1)         Bonus          Compensation          Awards        Options
----------------------------      --------------------------------------------------------------------   ------------ --------------
Scott K. Ginsburg                        2000        $125,000        $       -           $180,006 (2)           -                -
  Chairman of the Board                  1999        $ 52,083        $       -           $301,243 (2)           -                -
                                         1998        $      1        $       -           $ 39,607 (2)           -        1,548,460


Matthew E. Devine                        2000        $125,000        $       -           $ 12,000 (3)           -
  Chief Executive Officer                1999        $ 52,083        $       -           $      -               -        1,000,000
                                         1998        $      -        $       -           $      -               -                -

Omar A. Choucair                         2000        $ 75,000        $       -           $      -               -                -
  Chief Financial Officer                1999        $ 31,250        $       -           $      -               -          250,000
                                         1998        $      -        $       -           $      -               -                -

Dan F. Dent                              2000        $170,500        $  22,500           $      -               -                -
  Chief Operating Officer                1999        $ 46,423        $       -           $      -               -          150,000
                                         1998        $      -        $       -           $      -               -                -

Bernard L. Fleitman                      2000        $203,624        $  20,376           $      -               -                -
  Vice President, Engineering            1999        $160,648        $  19,000           $      -               -          150,000
                                         1998        $      -        $       -           $      -               -               -

(1)  Salary includes amount deferred under the Company's 401 (k) Plan.
(2) For 2000, represents various perquisites, including reimbursement of automobile expenses ($12,000) and travel expenses ($168,000). For 1999, represents various perquisites, including reimbursement of premiums for life insurance ($13,243), automobile expense ($18,000) and travel expenses ($270,000). For 1998, represents various perquisites, including $30,000 for travel expenses.
(3)  Represents reimbursement of automobile expenses.

  No stock options or stock appreciation rights were granted to these individuals during the year ended December 31, 2000.

  The following table sets forth information concerning option exercises during the 2000 fiscal year and option holdings as of the end of the 2000 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

                                                            Number of Securities          Value of Unexercised
                                                           Underlying Unexercised             in-the-Money
                                                             Options at Fiscal             Options at Fiscal
                              Shares Acquired   Value             Year End                    Year End (1)
Name                            on Exercise    Realized  Exercisable  Unexercisable    Exercisable  Unexercisable
--------------------------    ---------------  --------  -----------  -------------    -----------  -------------
Scott K. Ginsburg                           -  $      -    1,548,460              -    $         -  $           -

Matthew E. Devine                           -  $      -      354,166        645,834    $         -  $           -

Omar A. Choucair                            -  $      -       88,541        161,459    $         -  $           -

Dan F. Dent                                 -  $      -       46,875        103,125    $         -  $           -

Bernard L. Fleitman                         -  $      -       71,875         78,125    $         -  $           -

(1) Based on the fair market value of the Company's Common Stock at December 31, 2000, of $2.125 per share, less the exercisable price payable for each share.

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

  Non-employee Board members are eligible for option grants pursuant to the provisions of the Company's 1995 Director Option Plan. Under the 1995 Director Option Plan, each non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of the Company's Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company, and each non-employee director will thereafter be granted an additional option to purchase 2,500 shares of the Company's Common Stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the 1995 Director Option Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Shares subject to the First Option vest over thirty-six months, and shares subject to the Subsequent Option vest over twelve months beginning with the month following the second anniversary of its date of grant. The terms of the options granted are ten years.

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

COMPENSATION COMMITTEE REPORT

  The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") reviews and approves the Company's compensation policies. The following is the report of the

Compensation Committee describing the compensation policies applicable to the compensation of the Company's Chief Executive Officer and other executive officers for the 2000 fiscal year.

  For the 2000 fiscal year, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

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

  LONG-TERM INCENTIVE COMPENSATION. The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company considers long-term incentives to its Chief Executive Officer and its other executive officers. The purpose of such option grants is to attract and retain the best employee talent available and to create a direct link between executive compensation and the long-term performance of the Company. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. All options granted to executive officers to date have been granted at the fair market value of the Company's Common Stock on the date of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term. The Board of Directors and/or the Compensation Committee consider the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. During fiscal 2000, the Board of Directors and/or the Compensation Committee, in their discretion, did not make option grants to the CEO or executive officers.

CEO COMPENSATION. On December 13, 1998, Mr. Ginsburg was appointed the Chief Executive Officer of the Company. At Mr. Ginsburg's request, his initial compensation consisted of base salary in the amount of $1, plus reimbursement of expenses. In addition, an entity affiliated with Mr. Ginsburg received a warrant to purchase up to 1,548,460 shares of the Common Stock of the Company in connection with the commencement of his employment. The warrant was intended to induce Mr. Ginsburg to join the Company as its new Chairman of the Board and Chief Executive Officer and to place a significant portion of his total compensation at risk. Effective August 1, 1999, Mr. Ginsburg's annual salary was established at $125,000 each for the Company and StarGuide, resulting in a total annual salary of $250,000 subsequent to the January 2001 merger with StarGuide.

  On July 22, 1999, Mr. Devine was appointed the Chief Executive Officer of the Company. Effective August 1, 1999, Mr. Devine's annual salary was established at $125,000 each for the Company and StarGuide, resulting in a total annual salary of $250,000 subsequent to the January 2001 merger with StarGuide. Mr. Devine's compensation was based on his experience and responsibility as well as compensation offered to similarly situated executives.

  TAX LIMITATION. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the shareholders were asked to approve a limitation under the Company's 1992 Stock Option Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1992 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since the cash compensation paid to the Company's executive officers for the 2000 fiscal year did not exceed the $1 million limit per officer and it is not expected that the cash compensation to be paid to any executive officer for the 2001 fiscal year will exceed this limit, the Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                COMPENSATION COMMITTEE:

                   Scott K. Ginsburg
                Lawrence D. Lenihan, Jr.
                    David M. Kantor


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The members of the Compensation Committee are Messrs. Ginsburg, Lenihan and Kantor. Other than Mr. Ginsburg, the Company's Chairman of the Board and former Chief Executive Officer, none of these individuals was at any time during 2000, or at any other time, an officer or employee of the Company.

  No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

STOCK PERFORMANCE TABLE

  The table set forth below compares the cumulative total shareholder return on the Company's Common Stock between February 6, 1996 (the date the Company's Common Stock commenced public trading) and December 31, 2000 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Services Stocks Index, over the same period. This table assumes the investment of $100.00 on February 6, 1996 in the Company's Common Stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Services Stocks Index, and assumes the reinvestment of dividends, if any.

  The comparisons shown in the table below are based upon historical data. The Company cautions that the stock price performance shown in the table below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock. Information used in the graph was obtained from the CRSP Total Return Index published by Nasdaq and SG Cowen, sources believed to be reliable, but the Company is not responsible for any errors or omissions in such information.


CRSP Total Returns Index for:                         02/1996  12/1996  12/1997  12/1998  12/1999  12/2000
----------------------------------------------------  -------  -------  -------  -------  -------  -------
Digital Generation Systems, Inc.                        100.0     74.4     22.2     49.4     63.3     18.9
Nasdaq Non-Financial Stocks                             100.0    116.9    136.9    201.0    393.7    229.4
Nasdaq Computer and Data Processing Stocks SIC          100.0    120.7    148.2    264.5    581.7    268.0
 7370-7379 US & Foreign


                                                       02/1996   12/1996   12/1997   12/1998   12/1999   12/2000
                                                      --------  --------  --------  --------  --------  --------
Digital Generation Systems, Inc.                      $    100  $     74  $     22  $     49  $     63  $     19
Nasdaq Non-Financial Stocks                           $    100       117       137       201       394       229
Nasdaq Computer and Data Processing Stocks SIC        $    100       121       148       265       582       268
 7370-7379 US & Foreign

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of January 31, 2001 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty
(60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The following table includes the effect of StarGuide shares that were converted into Common Stock of the Company as a result of the merger on January 18, 2001.


                                                     Shares Beneficially Owned
                                                   as of January 31, 2001 (1)(2)
                                                   -----------------------------

                                                    Number of         Percentage
        Beneficial Owner                             Shares            of Class
        --------------------------                 ------------      -----------
        Scott Ginsburg (3)                         31,900,285           41.8%
        Moon Doggie Family Partnership
        17340 Club Hill Drive
        Dallas, Texas 75248

        Entities and individuals associated with    5,195,603            7.5%
        Pequot Capital Management, Inc. (4)
        354 Pequot Avenue
        Southport, Connecticut 06490

        C.D.A.S., Inc. (5)                          5,362,503            7.7%
        2897 Granite Pointe Court
        Reno, NV 89511

        Matthew E. Devine (6)                       2,347,260            3.3%
        Omar A. Choucair (7)                          449,427               *
        Dan F. Dent (8)                               101,563               *
        Bernard L. Fleitman                               304               *
        Lawrence D. Lenihan, Jr. (9)                5,207,965            7.5%
        Michael G. Linnert (10)                     3,052,335            4.4%
        David M. Kantor (11)                            5,973               *
        Cappy R. McGarr (12)                              695               *
        Jeffrey A. Dankworth (10)                   5,452,808            7.8%
        Erie L. Bernthal                              693,975            1.0%
        Robert J. Schlegel (12)                           695               *
        Kevin Howe (12)                                   695               *
        All current directors and
        executive officers as a group              59,772,086           75.7%

        *Less than 1% of the outstanding shares of Common Stock.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 5221 North O'Connor Boulevard, Suite 950, Irving, Texas 75039.

(2) The number of shares of Common Stock deemed outstanding as of January 31, 2001 was 69,433,984. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after January 31, 2001.

(3) Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 22,028,594 shares held in the name of Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company's Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 433,300 shares of Common Stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 3,008,527 shares of Common Stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of Common Stock.

(4) Includes 375,367 shares held in the name of Pequot Offshore Private Equity Fund, Inc., 2,964,740 shares held in the name of Pequot Private Equity Fund, L.P., 823,902 shares held in the name of Pequot International Fund, Inc. and 823,902 shares held in the name of Pequot Partners Fund, L.P. Pequot Capital Management, Inc. is the investment advisor to Pequot Offshore Private Equity Fund, Inc., Pequot Private Equity Fund, L.P., Pequot International Fund, Inc. and Pequot Partners Fund, L.P. (the "Pequot Funds") and may be deemed to beneficially own all of such shares. Pequot Capital Management, Inc. acquired beneficial ownership of such shares from Dawson-Samberg Capital Management, Inc., the former investment advisor to the Pequot Funds. On January 1, 1999, Dawson-Samberg Capital Management, Inc. spun-off a portion of its investment management business to Pequot Capital Management, Inc., including the beneficial ownership of all of such shares formerly held by Dawson-Samberg Capital Management, Inc. Lawrence D. Lenihan, Jr., a member of the Company's Board of Directors, is a principal and minority shareholder of Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of all shares held or beneficially owned by or through such entity. Includes warrants exercisable into 207,692 shares of Common Stock.

(5) Based on a filing with the Securities and Exchange Commission, dated January 31, 2001, indicating beneficial ownership as of such date.

(6) Includes options exercisable into 1,132,317 shares of Common Stock and warrants exercisable into 303,310 shares of Common Stock.

(7) Includes options exercisable into 348,901 shares of Common Stock and warrants exercisable into 86,660 shares of Common Stock.

(8)  Includes options exercisable into 101,563 shares of Common Stock.

(9) Includes 5,195,603 shares beneficially owned by affiliated entities of Pequot Capital Management, Inc., of which Mr. Lenihan disclaims beneficial ownership as set forth in footnote 4 above. Includes options exercisable into 12,362 shares of Common Stock.

(10) Includes 2,930,699 shares and warrants exercisable into 115,385 shares of Common Stock beneficially owned by Technology Crossover Ventures, of which Mr. Linnert disclaims beneficial ownership except to the extent of his pecuniary interests therein. Includes options exercisable into 6,251 shares of Common Stock.

(11) Includes options exercisable into 5,973 shares of Common Stock.

(12) Includes options exercisable into 695 shares of Common Stock.

(13) Includes options exercisable into 86,660 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In December 1998 the Company issued warrants in connection with a private placement of securities by the Company to the Company's Chairman of the Board, and other investors. Certain of these warrants had performance hurdles that were required to be met in order for the warrants to become exercisable. On November 30, 2000, the Compensation Committee voted to amend the terms of warrants to remove these performance hurdles, which resulted in a new measurement date for accounting purposes. As a result of the change in terms of the warrants outstanding at November 30, 2000, the Company recorded a $990,000 charge to accumulated deficit for the increase in fair value associated with the modified warrants.

  During January 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide") pursuant to the Agreement and Plan of Merger by and among DG Systems, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DG Systems ("Merger Sub"), and StarGuide. In this merger, the holders of StarGuide Common Stock received for each share of StarGuide Common Stock approximately
1.7332 shares of Company Common Stock, and the holders of Company Common Stock continued to hold their shares. The following table summarizes the number of Common Shares of the Company issued to directors and executive officers as a result of the merger.


                                                # of Common
          Name                                  Shares Issued
          ----                                  -------------
     Scott K. Ginsburg                             20,702,178
     Matthew E. Devine                                779,940
     Omar A. Choucair                                  13,866
     Jeffrey A. Dankworth                           5,366,148
     Eric L. Bernthal                                 693,280

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL GENERATION SYSTEMS, INC.

Dated:  April 30, 2001                By:   /S/  MATTHEW E. DEVINE
                                          ------------------------
                                          Matthew E. Devine
                                          Chief Executive Officer


  In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


Signature                                                   Title                              Date
---------------------------------------  -------------------------------------------  -----------------------
/s/  SCOTT K. GINSBURG                              Chairman of the Board                 April 30, 2001
---------------------------------------  and Director (Principal Executive Officer)
Scott K. Ginsburg

                   *                                Chief Executive Officer                April 30, 2001
---------------------------------------                  And Director
Matthew E. Devine


                   *                        Chief Financial Officer and Director          April 30, 2001
---------------------------------------      (Principal Financial and Accounting
Omar A. Choucair                                        Officer)


                   *                               Chief Operating Officer                April 30, 2001
---------------------------------------
Dan. F. Dent

                   *                                      Director                        April 30, 2001
---------------------------------------
David M. Kantor

                   *                                      Director                        April 30, 2001
---------------------------------------
Michael G. Linnert

                   *                                      Director                        April 30, 2001
---------------------------------------
Lawrence D. Lenihan, Jr.

                   *                                      Director                        April 30, 2001
---------------------------------------
Cappy McGarr

                   *                                      Director                        April 30, 2001
---------------------------------------
Jeffrey A. Dankworth

                   *                                      Director                        April 30, 2001
---------------------------------------
Eric L. Bernthal

                   *                                      Director                        April 30, 2001
---------------------------------------
Robert J. Schlegel

                   *                                      Director                        April 30, 2001
---------------------------------------
Kevin Howe