Form 10-Q
period 2001-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2001-05-15
CIK 934448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             --------------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Number of shares of registrant's Common Stock, without par value, outstanding as of March 31, 2001: 70,511,145




================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Report on Form 10-K filed on March 29, 2001, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION                                                                                           Page
                                                                                                                             ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000................................      3

             Condensed Consolidated Statements of Operations for the three months ended  March 31,
             2001and March 31, 2000.......................................................................................      4

             Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
             2001 and March 31, 2000......................................................................................      5

             Notes to Unaudited Condensed Consolidated Financial Statements...............................................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........................      9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................................................     10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................................     11

Item 5.      Other Information............................................................................................     11

Item 6.      Exhibits and Reports on Form 8-K.............................................................................     11

             SIGNATURES...................................................................................................     12

ITEM 1.  FINANCIAL STATEMENTS

                       Digital Generation Systems, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                  March 31,                  December 31,
                                                                                    2001                         2000
                                                                                    ----                         ----
                                                                                 (unaudited)
CURRENT ASSETS:
Cash                                                                             $    5,182                   $   2,891
Accounts receivable, net of allowance for doubtful accounts of
    $3,773 at March 31, 2001 and $847 at December 31, 2000                           17,222                       3,211
Inventories                                                                           2,041                       2,109
Other current assets                                                                  1,816                         663
                                                                                 ----------                  ----------
Total current assets                                                                 26,261                       8,874

Property and equipment, net                                                          17,536                         870
Other assets, net                                                                   206,207                       1,358
                                                                                 ----------                  ----------
TOTAL ASSETS                                                                     $  250,004                   $  11,102
                                                                                 ==========                   =========

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                         $   15,069                   $   4,479
Other current liabilities                                                               252                         216
Deferred revenue                                                                      5,220                       3,260
Current portion of long term debt                                                    11,436                           -
                                                                                 ----------                  ----------
Total current liabilities                                                            31,977                       7,955

Deferred revenue                                                                     10,927                      12,076
Line of credit                                                                        2,846                           -
Long term debt                                                                          585                           -
Excess of losses over investments in and amounts due from joint venture                   -                       2,568
                                                                                 ----------                  ----------
TOTAL LIABILITIES                                                                    46,335                      22,599
                                                                                 ----------                  ----------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value -
  Authorized 200,000,000 shares at March 31, 2001
  Outstanding:  70,511,145 at March 31, 2001 and
    39,386,552 at December 31, 2000                                                 265,359                      48,670
Accumulated deficit                                                                 (61,596)                    (60,167)
Receivables from issuance of common stock                                               (93)                          -
                                                                                 ----------                  ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                203,669                     (11,497)
                                                                                 ----------                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  250,004                   $  11,102
                                                                                 ==========                   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       Digital Generation Systems, Inc.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                             Three months ended March 31,
                                                            2001                    2000
                                                        -----------------------------------
Revenues:
  Audio and video delivery                              $  13,359                $       -
  Product sales                                             3,590                    1,293
  Other                                                     1,982                    1,837
                                                        ----------               ----------
  Total revenues                                           18,931                    3,130
                                                        ----------               ----------
Costs and expenses:
  Cost of revenues:
   Audio and video delivery                                 7,252                        -
   Product sales                                            1,297                      550
   Other                                                    1,478                    1,258
                                                        ----------               ----------
  Total cost of revenues                                   10,027                    1,808

  Sales and marketing                                       1,521                      506
  Research and development                                  1,241                      728
  General and administrative:
   Noncash stock award charges                                  -                   18,375
   Other                                                    3,320                    1,108
  Depreciation and amortization                             4,138                      211
                                                        ----------               ----------
  Total expenses                                           20,247                   22,736
                                                        ----------               ----------
Loss from operations                                       (1,316)                 (19,606)

Other (income) expense:
  Interest and other income, net                              (29)                     (90)
  Interest expense and other                                  143                       15
  Equity in losses of joint venture                             -                      497
                                                        ----------               ----------
Net loss                                                $  (1,430)               $ (20,028)
                                                        ==========               ==========

Basic and diluted net loss per share                    $   (0.02)               $   (0.50)
                                                        ==========               ==========

Basic and diluted weighted average shares outstanding      61,437                   40,132
                                                        ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       Digital Generation Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                                   Three Months Ended March 31,
                                                                        -----------------------------------------------

                                                                                 2001                           2000
                                                                                 ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $       (1,430)                 $      (20,027)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization of property and equipment                      1,035                             131
    Amortization of goodwill and intangibles                                     3,103                              80
    Non cash stock award charges                                                   156                          18,375
    Equity in losses of joint venture                                                -                             497
    Provision for doubtful accounts                                                370                              21
    Changes in operating assets and liabilities:
     Accounts receivable                                                        (1,495)                          4,821
     Prepaid expenses and other assets                                           1,498                            (268)
    Accounts payable and accrued liabilities                                      (809)                         (2,039)
                                                                        ---------------                ----------------
  Net cash provided by operating activities                                      2,428                           1,590
                                                                        ---------------                ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (2,316)                           (134)
  Acquisitions, net of cash acquired                                             2,716                               -
  Advance to joint venture                                                           -                            (178)
                                                                        ---------------                ----------------
  Net cash provided by (used in) investing activities                              400                            (312)
                                                                        ---------------                ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            42                          12,157
  Purchase of common stock                                                           -                            (701)
  Proceeds from line of credit                                                  17,351                               -
  Payments on line of credit                                                   (16,105)                           (430)
  Payments on long-term debt                                                    (1,825)                         (5,223)
                                                                        ---------------                ----------------
  Net cash provided by (used in) financing activities                             (537)                          5,803
                                                                        ---------------                ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,291                           7,081

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,891                           2,145
                                                                        ---------------                ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $        5,182                 $         9,226
                                                                        ==============                 ===============

Supplemental Cash Flow Information:
  Interest paid                                                         $           58                 $            16
                                                                        ==============                 ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

    The financial statements included herein have been prepared by Digital Generation Systems, Inc. ("the Company" or "DG Systems") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K/A filed on March 29, 2001. During January 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide"). DG Systems was the surviving legal entity in the merger. However, for accounting purposes, StarGuide was deemed to be the acquirer, and accordingly, the merger was accounted for as a reverse acquisition. Under this method of accounting, the Company's historical results of operations for periods prior to January 1, 2001 are the same as StarGuide's historical results of operations. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 2.

2. MERGERS AND ACQUISITIONS

   During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. See Note 1. In this merger, the holders of StarGuide Common Stock received for each share of StarGuide Common Stock approximately 1.7332 shares of DG Systems' Common Stock, and the holders of Company Common Stock continued to hold their shares. StarGuide was the acquirer for financial reporting purposes and as a result, the historical results of operations do not include DG Systems' results of operations for the quarter ended March 31, 2000. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of DG Systems' Common Shares (at $6.50 per Common Share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The excess of purchase price over fair value of net assets acquired of $174.0 million was allocated to goodwill and is being amortized over a 20-year period. The Company will finalize the initial purchase price allocation upon completion of independent valuations of tangible and intangible assets acquired. Accordingly, the preliminary purchase price allocation is subject to change in the near term.

   During March 2001, the Company completed its purchase of the 50% interest in Musicam Express ("Musicam") owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of Common Stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and is being amortized over a 20-year period. Prior to the merger, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed
minimum contribution based on its intent to fund these excess losses.   Results
of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the consolidated statement of operations.

   The table below presents the Company's total revenues and net loss, as reported and on a pro forma basis for the three months ended March 31, 2001 and 2000, respectively, as if the acquisitions had occurred at the beginning of each period presented, unless already included in the historical results. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred on the indicated dates above, nor are they necessarily indicative of future operating results.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements

                                               Three months ended March 31,
                                               2001                   2000
                                              ------                 ------

           Total revenues:
             As reported                      18,931                   3,130
             Pro forma                        18,931                  15,839

           Net loss:
             As reported                      (1,430)                (20,028)
             Pro forma                        (1,526)                (23,247)

           Basic and diluted net loss per
            share:
             As reported                       (0.02)                  (0.50)
             Pro forma                         (0.02)                  (0.58)

3.  INVENTORIES

    Inventories as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                              March 31,            December 31,
                                                2001                   2000
                                                ----                   ----

             Raw materials                    $  677                  $  582
             Work-in-process                     534                     202
             Finished goods                      830                   1,325

                                              $2,041                  $2,109

4.  LONG-TERM DEBT

    During the three months ended March 31, 2001, the Company assumed approximately $9.8 million of long-term debt as a result of its purchase of Musicam, with a scheduled repayment of June 2001. The Company intends to refinance this debt prior to its due date on a long-term basis. As of March 31, 2001, the Company has received a commitment from a bank for a $15 million credit facility, a portion of which will be used to refinance the debt assumed in the Musicam acquisition.

5.  SEGMENT INFORMATION

    The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

    The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes.


                                                               Three months ended March 31, 2001
                           ---------------------------------------------------------------------------------------------
                             Audio and Video
                                Content                                         Intersegment             Consolidated
                              Distribution               Other (a)            Eliminations (b)              Totals
                           -----------------         ----------------        ------------------         ----------------
Revenues                   $         17,146          $         1,785         $                -         $        18,931

Loss from operations       $           (701)         $          (615)        $                -         $        (1,316)

Total assets               $        267,273          $         3,769         $          (21,038)        $       250,004


                       Digital Generation Systems, Inc.

        Notes to Unaudited Condensed Consolidated Financial Statements


                                                               Three months ended March 31, 2000
                           ---------------------------------------------------------------------------------------------
                             Audio and Video
                                Content                                         Intersegment             Consolidated
                              Distribution               Other (a)            Eliminations (b)              Totals
                           -----------------         ----------------        ------------------         ----------------
Revenues                   $          1,406          $         1,744         $              (20)        $         3,130

Loss from operations       $        (18,956)         $          (650)        $                -         $       (19,606)

Total assets               $         24,040          $         2,977         $          (10,525)        $        16,492


(a) Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company's digital compression technology and consulting, and the Company's CoolCast division, responsible for Internet-related video and audio content delivery.
(b) Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

6.  INCOME TAXES

    There was no income tax expense (benefit) for the three months ended March 31, 2001 and March 31, 2000 due to the existence of net operating losses and a full valuation allowance for related deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of March 31, 2001 and March 31, 2000.

7.  NET LOSS PER SHARE

    Under SFAS No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and Common Stock equivalents during the period. Due to net losses, inclusion of Common Stock equivalents would be anti-dilutive. At March 31, 2001, a total of 18,266,000 Common Stock options and warrants are outstanding, with exercise prices ranging from $0.30 to $10.125 per share. Therefore, basic and diluted loss per share for the Company are the same.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

Results of Operations

    Reported operating results for the three months ended March 31, 2001 are not comparable with the same prior-year period due to the merger between DG Systems and StarGuide, which occured effective January 1, 2001. The merger was accounted for as a reverse acquisition, thus historical results of DG Systems are not included in the results for the three months ended March 31, 2000. In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the StarGuide merger as if it had occurred at the beginning of 2000.

                                       Three months ended March 31,
                                     ------------------------------

                                         2001            2000
                                       -------          -------
           As Reported:
               Revenues                $ 18,931         $  3,130
               Cost of revenues        $ 10,027         $  1,808

           Pro Forma:
               Revenues                $ 18,931         $ 15,839
               Cost of revenues        $ 10,027         $  9,926

     Revenues. Revenues increased $15,801,000, or 505%, primarily due to the following:

 . $13,359,000 relates to the DG Systems business that was acquired in the merger.
 . $2,227,000 relates to incremental revenues of StarGuide related to new radio syndication agreements with major broadcasters.

    On a pro forma basis, revenues increased 20% for the three months ended March 31, 2001. Revenue increases were due to growing acceptance in the broadcasting industry of the digital delivery solutions offered by DG Systems and significant revenue growth at StarGuide related to new radio syndication agreements with major broadcasters.

    Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $8,219,000, or 455%, primarily due to the following:

 .  $7,349,000  relates to the DG Systems business that was acquired in the merger.
 . $746,000 relates to StarGuide and its new radio syndication agreements with major broadcasters.

    On a pro forma basis, cost of revenues increased 1% to $10.0 million for the three months ended March 31, 2001 compared to $9.9 million for the three months ended March 31, 2000. As a percentage of revenues, costs of revenues declined to 53% of revenues for the three months ended March 31, 2001 versus 63% of revenues for the same prior-year period. The decline is primarily a result of lower telecommunications costs during the three months ended March 31, 2001, which is a result of a lower rate structure with our primary telecommunications provider, MCI WorldCom.

    Sales and marketing. Sales and marketing expense increased $1,015,000, or 201%, of which $1,053,000 relates to the DG Systems business that was acquired in the merger.

    Research and development. Research and development expense increased $513,000, or 70%, of which $637,000 relates to the DG Systems business that was acquired in the merger, partially offset by some decreases in StarGuide research and development activities.

    General and administrative. General and administrative expense decreased $16,163,000, or 83%, primarily due to the following:

 .  $1,978,000 of incremental expense  relates to the DG Systems business that was acquired in the merger.
 . $18,375,000 reduction of expense related to noncash stock awards recognized in the three months ended March 31, 2000 that was nonrecurring.

    Depreciation and amortization. Depreciation and amortization increased $3,927,000 primarily due to the merger between DG Systems and StarGuide, as a result of which the Company recorded intangible assets of approximately $196 million. These intangibles are being amortized on a straight-line basis over periods ranging from 4 to 20 years.

Liquidity and Capital Resources

    On a reported basis, net cash provided by operating activities increased to $2.4 million for the quarter ended March 31, 2001 from $1.6 million for the quarter ended March 31, 2000.

    The Company made capital additions of $2.3 million during the three months ended March 31, 2001 related to the Company's continued expansion of its network and its Network Operating Center. Principal payments on long-term debt were $1.8 million for the three months ended March 31, 2001 versus $5.2 million for the quarter ended March 31, 2000.

    At March 31, 2001, the Company's current sources of liquidity included cash and cash equivalents of $5.2 million. In addition, the Company has a long-term loan and security agreement with Foothill Capital Corporation for a revolving credit facility. Approximately $2.8 million was outstanding under the revolving credit facility and an additional $2.7 million was available for borrowing. In connection with the acquisition of Musicam, the Company assumed $9.8 million of debt with a scheduled repayment date of June 2001. Management intends to refinance this debt prior to its due date on a long-term basis. The Company has received a commitment for a bank for a $15 million credit facility, a portion of which will be used to refinance the debt assumed in the Musicam acquisition. In the event the Company is not successful in securing additional financing, the Company plans to take other actions, such as delaying certain discretionary spending and reducing administrative expenditures to ensure sufficient liquidity to refinance the debt and meet its other obligations as they become due. The Company's inability to obtain additional funding, thus necessitating the other actions of reducing discretionary expenditures, could impact the Company's business, financial condition and results of operations.

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

Item 5.  OTHER INFORMATION

    The Company's Annual Meeting of Shareholders has been scheduled for Thursday, June 14, 2001. The Company anticipates that it will mail proxy materials for such meeting by May 23, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      Not applicable.

(b) Report on Form 8-K

      Current report on Form 8-K filed on February 2, 2001 regarding the merger with StarGuide Digital Networks, Inc.

      Current report on Form 8-K/A filed on March 29, 2001 regarding the January 2001 merger with StarGuide Digital Networks, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DIGITAL GENERATION SYSTEMS, INC.



Dated:  May 15, 2001                By  /S/ OMAR CHOUCAIR
                                        ------------------
                                    Omar Choucair
                                    Chief Financial Officer (Principal Financial
                                    and Chief Accounting Officer)