Form 10-Q
period 2001-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2001-08-14
CIK 934448

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

Number of shares of registrant's Common Stock, par value $0.001, outstanding as of July 31, 2001: 70,752,501

================================================================================

                       DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Annual Report on Form 10-K filed on March 29, 2001, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                                                          Page
                                                                                                                         ----
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000...................................   3

          Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2001 and June 30, 2000................................................................................   4

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
          2001 and June 30, 2000.........................................................................................   5

          Notes to Unaudited Condensed Consolidated Financial Statements ................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................................  12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................................................  13

Item 4.   Submission of Matters to a Vote of Security Holders............................................................  13

Item 5.   Other Information..............................................................................................  14

Item 6.   Exhibits and Reports on Form 8-K...............................................................................  14

          SIGNATURES.....................................................................................................  15

ITEM I.   FINANCIAL STATEMENTS

                                            Digital Generation Systems, Inc.
                                         Condensed Consolidated Balance Sheets
                                           (in thousands, except share data)

                                                                              June 30,          December 31,
                                                                                2001               2000
                                                                            -----------         -----------
Assets                                                                      (unaudited)
------
CURRENT ASSETS:
Cash                                                                          $  6,505             $  2,891
Accounts receivable, net of allowance for doubtful accounts of
    $3,219 at June 30, 2001 and $847 at December 31, 2000                       11,714                3,211
Inventories                                                                      2,122                2,109
Other current assets                                                             1,584                  663
                                                                              --------             --------
Total current assets                                                            21,925                8,874

Property and equipment, net                                                     18,291                  870
Goodwill and other assets, net                                                 203,936                1,358
                                                                              --------             --------
TOTAL ASSETS                                                                  $244,152             $ 11,102
                                                                              ========             ========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                      $ 12,513             $  4,479
Other current liabilities                                                           57                  216
Deferred revenue                                                                 3,713                3,260
Current portion of long-term debt and capital leases                             5,007                    -
                                                                              --------             --------
Total current liabilities                                                       21,290                7,955

Deferred revenue                                                                10,150               12,076
Line of credit, long-term debt and capital leases                               11,677                    -
Excess of losses over investments in and amounts due from joint venture              -                2,568
                                                                              --------             --------
TOTAL LIABILITIES                                                               43,117               22,599
                                                                              --------             --------
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $0.001 -
  Authorized - 200,000,000 shares at June 30, 2001
  Outstanding - 70,658,644 at June 30, 2001 and
    28,235,869 at December 31, 2000                                            265,594               48,670
Accumulated deficit                                                            (64,466)             (60,167)
Receivables from issuance of common stock                                          (93)                   -
                                                                              --------             --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           201,035              (11,497)
                                                                              --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $244,152             $ 11,102
                                                                              ========             ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Digital Generation Systems, Inc.
                Condensed Consolidated Statement of Operations
          Three and six months ended June 30, 2001 and June 30, 2000
                     (in thousands, except per share data)
                                  (unaudited)

                                           Three months ended June 30,         Six months ended June 30,
                                           --------------------------          ------------------------
                                             2001              2000              2001            2000
                                           -------           -------           -------         --------
Revenues:
  Audio and video content distribution     $12,738           $     -           $26,097         $      -
  Product sales                              4,081             1,399             7,671            2,692
  Other                                      1,769             2,071             3,751            3,908
                                           -------           -------           -------         --------
  Total revenues                            18,588             3,470            37,519            6,600
                                           -------           -------           -------         --------
Costs and expenses:
  Cost of revenues:
    Audio and video content distribution     6,929                 -            14,181                -
    Product sales                            1,625             1,064             2,922            1,614
    Other                                    1,070             1,493             2,548            2,751
                                           -------           -------           -------         --------
  Total cost of revenues                     9,624             2,557            19,651            4,365

  Sales and marketing                        1,525               666             3,046            1,172
  Research and development                   1,018               752             2,259            1,480
  General and administrative:
    Noncash stock award charges                  -                 -                 -           18,375
    Other                                    3,217               901             6,537            2,009
  Merger charge                                791                 -               791                -
  Depreciation and amortization              4,343               222             8,481              433
                                           -------           -------           -------         --------
  Total operating expenses                  20,518             5,098            40,765           27,834
                                           -------           -------           -------         --------

Loss from operations                        (1,930)           (1,628)           (3,246)         (21,234)

Other (income) expense:
  Interest income and other, net               190              (105)              161             (195)
  Interest expense                             747                 2               890               17
  Equity in losses of joint venture              -               332                 -              829
                                           -------           -------           -------         --------
Net loss                                   $(2,867)          $(1,857)          $(4,297)        $(21,885)
                                           =======           =======           =======         ========

Basic and diluted net loss per share       $ (0.04)          $ (0.05)          $ (0.06)        $  (0.54)
                                           =======           =======           =======         ========
Basic and diluted weighted average
 shares outstanding                         70,563            41,172            70,123           40,652
                                           =======           =======           =======         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Digital Generation Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                 2001              2000
                                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (4,297)         $(21,885)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization of property and equipment                       2,146               274
    Amortization of goodwill and intangibles                                      6,335               159
    Noncash stock award charges                                                     156            18,375
    Equity in losses of joint venture                                                 -               829
    Provision for doubtful accounts                                               1,025                39
    Changes in operating assets and liabilities:
      Accounts receivable                                                         3,358             3,412
      Prepaid expenses and other assets                                             688                98
      Accounts payable and accrued liabilities                                   (4,200)           (3,136)
                                                                               --------          --------
    Net cash provided by (used in) operating activities                           5,211            (1,835)
                                                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                          (2,695)             (320)
  Acquisitions, net of cash acquired                                              1,072                 -
  Advance to joint venture                                                            -              (338)
                                                                               --------          --------
  Net cash used in investing activities                                          (1,623)             (658)
                                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            275            12,157
  Purchase of common stock                                                            -              (701)
  Payment of debt issue costs                                                      (646)                -
  Proceeds from line of credit and long-term debt                                36,864                 -
  Payments on line of credit and long-term debt                                 (36,467)           (5,653)
                                                                               --------          --------
  Net cash provided by (used in) financing activities                                26             5,803
                                                                               --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,614             3,310

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,891             2,145
                                                                               --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,505          $  5,455
                                                                               ========          ========

Supplemental Cash Flow Information:
  Interest paid                                                                $     76          $     16
                                                                               ========          ========
  Property, plant and equipment acquired through capital lease                 $  1,487          $      0
                                                                               ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       Digital Generation Systems, Inc.

        Notes to Unaudited Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Digital Generation Systems, Inc. ("the Company" or "DG Systems") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K/A filed on March 29, 2001. During January 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide"). Following the merger, DG Systems is the sole shareholder of StarGuide. However, for accounting purposes, StarGuide was deemed to be the acquirer, and accordingly, the merger was accounted for as a reverse acquisition. Under this method of accounting, the Company's historical results of operations for periods prior to January 1, 2001 are the same as StarGuide's historical results of operations. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 2.

2.   MERGERS AND ACQUISITIONS

     During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide Common Stock received for each share of StarGuide Common Stock approximately 1.7332 shares of DG Systems' Common Stock, and the holders of Company Common Stock continued to hold their shares. StarGuide was the acquirer for financial reporting purposes and as a result, the historical results of operations do not include DG Systems' results of operations for the three or six months ended June 30, 2000. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of DG Systems' Common Shares (at $6.50 per Common Share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The excess of purchase price over fair value of net assets acquired of $174.0 million was allocated to goodwill and is being amortized over a 20-year period. The Company will finalize the initial purchase price allocation upon completion of independent valuations of tangible and intangible assets acquired. Accordingly, the preliminary purchase price allocation is subject to change in the near term.

     During March 2001, the Company completed its purchase of the 50% interest in Musicam Express ("Musicam") owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of Common Stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and is being amortized over a 20-year period. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the consolidated statement of operations.

     The table below presents the Company's total revenues and net loss, as reported and on a pro forma basis for the three and six months ended June 30, 2001 and 2000, respectively, as if the StarGuide and Musicam acquisitions had occurred at the beginning of each period presented, unless already included in the historical results. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred on the indicated dates above, nor are they necessarily indicative of future operating results.

                       Digital Generation Systems, Inc.

        Notes to Unaudited Condensed Consolidated Financial Statements

                                 Three months ended June 30,        Six months ended June 30,
                                   2001               2000            2001             2000
                                 --------           --------        --------        ---------
Total revenues (in
 thousands):
    As reported                  $ 18,588           $  3,470        $ 37,519        $   6,600
    Pro forma                    $ 18,588           $ 17,010        $ 37,519        $  32,849

Net loss (in thousands):
    As reported                   ($2,867)           ($1,857)        ($4,297)        ($21,885)
    Pro forma                     ($2,867)           ($4,433)        ($4,393)        ($27,665)

Basic and diluted net loss
 per share:
    As reported                    ($0.04)            ($0.05)         ($0.06)          ($0.54)
    Pro forma                      ($0.04)            ($0.06)         ($0.06)          ($0.40)

3.   INVENTORIES

     Inventories as of June 30, 2001 and December 31, 2000 are summarized as follows:

                                           June 30,          December 31,
Inventories (in thousands)                   2001                2000
                                           --------          ------------

Raw materials                              $    668          $        582
Work-in-process                                 527                   202
Finished goods                                  927                 1,325
                                           --------          ------------
                                           $  2,122          $      2,109
                                           ========          ============


4.   LONG-TERM DEBT AND CAPITAL LEASES

     During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $1.0 million was outstanding under the revolving credit facility at June 30, 2001 and an additional $3.9 million was available for borrowing. The Company is required to meet certain restrictive covenants as defined by the new credit agreement. The Company was in compliance with these covenants at June 30, 2001. As a result of the new agreement, the Company terminated its existing long-term loan and security agreement with Foothill Capital Corporation during June 2001 and paid termination fees of $0.3 million, which have been recorded as interest expense during the three months ended June 30, 2001.

     During the three months ended June 30, 2001, the Company purchased $1.5 million of equipment under capital lease agreements with terms ranging from 24 months to 36 months.

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

                       Digital Generation Systems, Inc.

        Notes to Unaudited Condensed Consolidated Financial Statements


                                                  Three months ended June 30, 2001 (in thousands)
                                ----------------------------------------------------------------------------------
                                  Audio and Video                              Intersegment          Consolidated
                                  Content Distribution      Other (a)        Eliminations (b)          Totals
                                ------------------------  -------------    --------------------   ----------------
Revenues                                $ 17,156             $1,432             $      -              $ 18,588

Operating Loss                          $ (2,025)            $   95             $      -              $ (1,930)

Total assets                            $266,288             $3,868             $(26,004)             $244,152


                                                  Three months ended June 30, 2001 (in thousands)
                                ----------------------------------------------------------------------------------
                                  Audio and Video                              Intersegment          Consolidated
                                  Content Distribution      Other (a)        Eliminations (b)          Totals
                                ------------------------  -------------    --------------------   ----------------
Revenues                                $  1,568             $1,902             $      -              $  3,470

Operating Loss                          $ (1,835)            $  207             $      -              $ (1,628)

Total assets                            $ 16,883             $3,173             $ (6,344)             $ 13,712


                                                  Six months ended June 30, 2001 (in thousands)
                                ----------------------------------------------------------------------------------
                                  Audio and Video                             Intersegment          Consolidated
                                  Content Distribution      Other (a)        Eliminations (b)          Totals
                                ------------------------  -------------    --------------------   ----------------
Revenues                                $ 34,327             $3,192             $      -              $ 37,519

Operating Loss                          $ (3,426)            $  180             $      -              $ (3,246)

Total assets                            $266,288             $3,868             $(26,004)             $244,152

                                                  Six months ended June 30, 2001 (in thousands)
                                ----------------------------------------------------------------------------------
                                  Audio and Video                             Intersegment          Consolidated
                                  Content Distribution      Other (a)        Eliminations (b)          Totals
                                ------------------------  -------------    --------------------   ----------------
Revenues                                $  3,099             $3,545             $    (44)             $  6,600

Operating Income (Loss)                 $(21,556)            $  302             $     20              $(21,234)

Total assets                            $ 16,883             $3,173             $ (6,344)             $ 13,712

(a) Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company's digital compression technology and consulting.
(b) Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.


6.   INCOME TAXES

                       Digital Generation Systems, Inc.

        Notes to Unaudited Condensed Consolidated Financial Statements


     There was no income tax expense (benefit) for the three months ended June 30, 2001 and June 30, 2000 due to the existence of net operating losses and a full valuation allowance for related deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of June 30, 2001 and June 30, 2000.

7.   NET LOSS PER SHARE

     Under SFAS No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Due to net losses, inclusion of potentially dilutive securities would be anti-dilutive. At June 30, 2001, outstanding potentially dilutive securities consisted of options and warrants exercisable into a total of 17,256,597 shares of Common Stock, with exercise prices ranging from $0.30 to $10.13 per share. Therefore, basic and diluted loss per share for the Company were the same.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

Results of Operations

     Reported operating results for the three and six months ended June 30, 2001 are not comparable with the same prior-year periods due to the merger between DG Systems and StarGuide, which occurred effective January 1, 2001. The merger was accounted for as a reverse acquisition, thus historical results of DG Systems are not included in the results for the three and six months ended June 30, 2000. In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the StarGuide merger as if it had occurred at the beginning of 2000.

                           Three months ended June 30,       Six months ended June 30,
                             2001               2000           2001             2000
                           --------           --------       --------         --------
As reported:
   Revenues                $ 18,588           $  3,470       $ 37,519         $  6,600
   Cost of revenues        $  9,624           $  2,557       $ 19,651         $  4,365

Pro Forma:
   Revenues                $ 18,588           $ 17,010       $ 37,519         $ 32,849
   Cost of revenues        $  9,624           $  9,890       $ 19,651         $ 19,816


     Revenues. Revenues for the three months ended June 30, 2001 increased $15,118,000, or 436%, primarily due to the following:

     . $12,738,000 relates to the DG Systems business that was acquired in the merger.
     . $2,380,000 relates to incremental revenues of StarGuide related to new radio syndication agreements with major broadcasters.

     On a year-to-date basis, revenues increased $30,919,000, or 468%, due to the following:

     . $26,097,000 relates to the DG Systems business that was acquired in the merger.
     . $4,822,000 relates to incremental revenues of StarGuide related to new radio syndication agreements with major broadcasters.

     On a pro forma basis, revenues increased 9% for the three months ended June 30, 2001 and 14% for the six months ended June 30, 2001. Revenue increases were due primarily to significant revenue growth at StarGuide related to new radio syndication agreements with major broadcasters.

     Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $7,067,000, or 276%, for the three months ended June 30, 2001 primarily due to the following:

     . $6,834,000 relates to the DG Systems business that was acquired in the merger.
     . $233,000 relates to StarGuide and its new radio syndication agreements with major broadcasters.

     For the six months ended June 30, 2001, cost of revenues increased $15,286,000 as follows:

     . $14,181,000 relates to the DG Systems business that was acquired in the merger.
     . $1,105,000 relates to StarGuide and its new radio syndication agreements with major broadcasters.

     On a pro forma basis, cost of revenues for the three months ended June 30, 2001 decreased 3% to $9.6 million compared to $9.9 million for the three months ended June 30, 2000. Cost of revenues decreased 1% for the six months ended June 30, 2001 to $19.7 million compared to $19.8 million for the same prior-year period. As a percentage of revenues, costs of revenues declined to 53% of revenues for the six months ended June 30, 2001 versus 60% of revenues for the same prior-year period on a pro forma basis. The decline is primarily a result of lower telecommunications costs during the six months ended June 30, 2001, which is a result of a lower rate structure with our primary telecommunications provider, MCI WorldCom, and reductions in headcount due to the DG Systems/StarGuide merger.

     Sales and marketing. Sales and marketing expense increased $859,000, or 129%, for the three months ended June 30, 2001, which is comprised of additional expenses of $1,026,000 related to the DG Systems business that was acquired in the merger and a decline of $167,000 in expenses for StarGuide due to reduction in headcount. For the six months ended June 30, 2001, sales and marketing expenses increased $1,874,000, or 160%, due to additional expenses of $2,079,000 related to the DG Systems business acquired in the merger offset by a reduction in StarGuide expenses of $204,000 due to reduction in headcount.

     Research and development. Research and development expense increased $266,000, or 35%, for the three months ended June 30, 2001, of which $460,000 relates to the DG Systems business that was acquired in the merger, partially offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software. For the six months ended June 30, 2001, research and development expense increased $779,000, or 53%, of which $1,097,000 relates to the DG Systems business that was acquired in the merger, offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software.

     General and administrative. General and administrative expense increased $2,316,000, or 257%, for the three months ended June 30, 2001, of which $2,080,000 relates to the DG Systems business that was acquired in the merger. For the six months ended June 30, 2001, general and administrative expense decreased $13,847,000, or 68%, primarily due to the following:

     . $4,058,000 of incremental expense related to the DG Systems business that was acquired in the merger.
     . $18,375,000 reduction of expense related to noncash stock awards recognized in the six months ended June 30, 2000 that was nonrecurring.
     .    $470,000 of incremental expense related to growth in operations.

     Merger charge. During the three months ended June 30, 2001, the Company moved its Network Operating Center and transitioned its corporate accounting department from San Francisco, CA to Irving, TX as part of the integration of the DG Systems/Star Guide merger. As a result of this merger transition, the Company incurred costs of approximately $0.8 million, which included shipping costs for the NOC equipment, temporary labor costs and duplicative telecommunications costs.

     Depreciation and amortization. Depreciation and amortization increased $4,121,000 for the three months ended June 30, 2001 and $8,048,000 for the six months ended June 30, 2001, primarily due to the merger between DG Systems and StarGuide, as a result of which the Company recorded intangible assets of approximately $196 million. These intangibles are being amortized on a straight-line basis over periods ranging from 4 to 20 years.

Liquidity and Capital Resources

     On a reported basis, net cash provided by operating activities increased to $5.8 million for the six months ended June 30, 2001 from cash used by operating activities of $1.8 million for the six months ended June 30, 2000.

     The Company made capital additions of $2.7 million during the six months ended June 30, 2001 related to the Company's continued expansion of its network and its Network Operating Center. Principal payments, net of borrowings, on long-term debt were $0.2 million for the six months ended June 30, 2001 versus $5.7 million for the six months ended June 30, 2000.

     At June 30, 2001, the Company's current sources of liquidity included cash and cash equivalents of $6.5 million. During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12,500,000 and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. The Company is required to meet certain restrictive covenants as defined by the new credit agreement. The Company was in compliance with these covenants at June 30, 2001. Approximately $1.0 million was outstanding under the revolving credit facility at June 30, 2001 and an additional $3.9 million was available for borrowing.

Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     As of the date of adoption (January 1, 2001), the Company expects to have unamortized goodwill in the amount of $176.0 million and unamortized identifiable intangible assets in the amount of $20.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6.3 million for the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholders meeting on June 14, 2001, at which shareholders were asked (i) to vote on the election of eleven directors, three to serve for three-year terms, four to serve for two-year terms and four to serve for one-year terms; (ii) to approve the amendments to the Company's 1995 Director Option Plan, including an increase in the number of shares available for issuance from 300,000 shares to 800,000 shares; and (iii) to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2001. The results are as follows:


                                                                        Votes Against/                            Broker
Matter                                             Votes For               Withheld           Abstentions       Non-Votes
-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 three-year terms expiring in 2004:
      Scott K. Ginsburg                            64,797,057               222,603                 0                0
      Matthew E. Devine                            64,853,557               166,103                 0                0
      Lawrence D. Lenihan, Jr.                     64,758,910               260,750                 0                0
-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 two-year terms expiring in 2003:
      Omar A. Choucair                             64,813,557               206,103                 0                0
      Eric L. Bernthal                             64,844,057               175,603                 0                0
      Michael G. Linnert                           64,842,557               177,103                 0                0
      David M. Kantor                              64,842,557               177,103                 0                0
-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 one-year terms expiring in 2002:
      Jeffrey A. Dankworth                         64,813,557               206,103                 0                0
      Kevin C. Howe                                64,748,957               270,703                 0                0
      Robert J. Schlegel                           64,748,957               270,703                 0                0
      Cappy R. McGarr                              64,748,012               271,648                 0                0
-------------------------------------------------------------------------------------------------------------------------
Amend the Company's 1995 Directors'
 Stock Option Plan                                 63,516,905             1,484,057            18,698                0
-------------------------------------------------------------------------------------------------------------------------
Ratify the appointment of KPMG LLP                 64,890,809               121,156             7,695                0
-------------------------------------------------------------------------------------------------------------------------

Item 5.   OTHER INFORMATION

     Effective June 22, 2001, Michael G. Linnert resigned from the Board of Directors of the Company. Mr. Linnert did not notify the Company that his resignation was because of any disagreement with the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.48 (a) Credit agreement, dated as of June 1, 2001 between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

(b)  Report on Form 8-K

     Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL GENERATION SYSTEMS, INC.



Dated:  August 14, 2001             By   /S/ OMAR CHOUCAIR
                                         ---------------------------------------
                                    Omar Choucair
                                    Chief Financial Officer (Principal Financial
                                    and Chief Accounting Officer)