Form 10-Q
period 2001-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2001-11-14
CIK 934448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -----------------------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


                   750 West John Carpenter Freeway, Suite 700
                              Irving, Texas 75039
          (Address of principal executive offices, including zip code)

                                 (972) 581-2000
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X     NO
                                       ----     ----

Number of shares of registrant's Common Stock, par value $0.001, outstanding as of October 31, 2001: 70,784,475

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

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.................  3

         Consolidated Statement of Shareholders' Equity for the nine months ended
         September 30, 2001...............................................................................   4

         Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 2001and September 30, 2000.........................................................   5

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000............................................................................  6

         Notes to Unaudited Condensed Consolidated Financial Statements ...................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ............ 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................ 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................................ 13

Item 6.  Exhibits and Reports on Form 8-K.................................................................. 14

         SIGNATURES........................................................................................ 15

ITEM I.  FINANCIAL STATEMENTS


                                              Digital Generation Systems, Inc.
                                           Condensed Consolidated Balance Sheets
                                             (in thousands, except share data)

                                                                                  September 30,                December 31,
                                                                                       2001                        2000
                                                                                       ----                        ----
Assets                                                                              (unaudited)
------
CURRENT ASSETS:
Cash                                                                                   $  2,781                    $  2,891
Accounts receivable, net of allowance for doubtful accounts of
    $2,816 at September 30, 2001 and $847 at December 31, 2000                           13,080                       3,211
Inventories                                                                               2,017                       2,109
Other current assets                                                                      1,883                         663
                                                                                       --------                    --------

Total current assets                                                                     19,761                       8,874

Property and equipment, net                                                              18,403                         870
Goodwill and other assets, net                                                          200,767                       1,358
                                                                                       --------                    --------
TOTAL ASSETS                                                                           $238,931                    $ 11,102
                                                                                       ========                    ========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                               $  7,796                    $  4,479
Other current liabilities                                                                    42                         216
Deferred revenue                                                                          3,491                       3,260
Current portion of long-term debt and capital leases                                      6,515                          -
                                                                                       --------                    --------
Total current liabilities                                                                17,844                       7,955

Deferred revenue                                                                          9,466                      12,076
Long-term debt and capital leases                                                        12,690                          -
Excess of losses over investments in and amounts due from joint venture                      -                        2,568
                                                                                       --------                    --------
TOTAL LIABILITIES                                                                        40,000                      22,599
                                                                                       --------                    --------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock
  Authorized - 200,000,000 shares at September 30, 2001
  Outstanding - 70,763,208 at September 30, 2001 and
    41,196,828 at December 31, 2000                                                     265,949                      48,670
Accumulated deficit                                                                     (66,925)                    (60,167)
Receivables from issuance of common stock                                                   (93)                         -
                                                                                       --------                    --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    198,931                     (11,497)
                                                                                       --------                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $238,931                    $ 11,102
                                                                                       ========                    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                             Digital Generation Systems, Inc.
                                                        Statement of Stockholders' Equity (Deficit)
                                                                      (in thousands)

                                     Common Stock                                                                         Total
                                    and Additional                                                                     Stockholders'
                                    Paid-In-Capital                 Notes        Treasury         Accumulated             Equity
                                 Shares        Dollars            Receivable       Stock            Deficit             (Deficit)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 2000     41,197        $ 49,641              $  -           $(971)          $(60,167)            $(11,497)

DG Systems/StarGuide merger      28,236         211,518               (93)            971                  -              212,396
Musicam Express acquisition         693           4,000                                                                     4,000
Exercises of stock options          385              44                                                                        44
Non cash stock compensation                         156                                                                       156
Net loss                                                                                              (1,429)              (1,429)
                               ----------------------------------------------------------------------------------------------------
Balance at March 31, 2001        70,511         265,359               (93)              -            (61,596)             203,670
                               ----------------------------------------------------------------------------------------------------

Purchase of shares through ESPP      26              52                                                                        52
Exercises of stock options          122             183                                                                       183
Net loss                                                                                              (2,870)              (2,870)
                               ----------------------------------------------------------------------------------------------------
Balance at June 30, 2001         70,659         265,594               (93)              -            (64,466)             201,035
                               ----------------------------------------------------------------------------------------------------

Exercises of stock options          104             140                                                                       140
Settlement of legal claim                           215                                                                       215
Net loss                                                                                              (2,459)              (2,459)
                               ----------------------------------------------------------------------------------------------------
Balance at September 30, 2001    70,763        $265,949              $(93)          $   -           $(66,925)            $198,931
                               ====================================================================================================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                 Digital Generation Systems, Inc.
                                          Condensed Consolidated Statement of Operations
                               Three and nine months ended September 30, 2001 and September 30, 2000
                                           (in thousands, except share and per share data)
                                                            (unaudited)


                                       Three months ended September 30,         Nine months ended September 30,
                                       --------------------------------         -------------------------------
                                          2001                 2000                2001                   2000
                                          ----                 ----                ----                   ----
Revenues:
  Audio and video
    content distribution                 $11,151              $    -              $37,248                $    -
  Product sales                            2,910                1,638              10,581                  4,330
  Other                                    1,858                2,466               5,609                  6,374
                                         -------              -------             -------                -------
  Total revenues                          15,919                4,104              53,438                 10,704
                                         -------              -------            --------               --------
Costs and expenses:
  Cost of revenues:
    Audio and video
      content distribution                 6,558                    -              20,739                     -
    Product sales                          1,275                1,011               4,197                  2,625
                                         -------              -------            --------               --------
    Other                                  1,015                1,700               3,563                  4,451
  Total cost of revenues                   8,848                2,711              28,499                  7,076
  Sales and marketing                      1,267                  932               4,313                  2,105
  Research and development                 1,045                  787               3,304                  2,266

  General and administrative:
    Noncash stock award charges               -                    -                   -                  18,375
    Other                                  2,452                1,817               8,989                  3,826
  Merger charge                               -                    -                 791                      -
  Depreciation and amortization            4,258                  226              12,739                    659
                                         -------              -------            --------               --------
  Total operating expenses                17,870                6,473              58,635                 34,307
                                         -------              -------            --------               --------
Loss from operations                      (1,951)              (2,369)             (5,197)               (23,603)

Other (income) expense:
 Interest income and
   other expense, net                        133                  (70)                294                   (265)
 Interest expense                            375                    1               1,265                     18
 Equity in losses of  joint venture           -                   103                   -                    932

                                         -------              -------            --------               --------
Net loss                                 $(2,459)             $(2,403)            $(6,756)              $(24,288)
                                         =======              =======             =======               ========
Basic and diluted net loss per share     $ (0.04)             $ (0.06)           $  (0.10)              $  (0.59)
                                         =======              =======            ========               ========
Basic and diluted weighted average
  shares outstanding                      70,739               41,172              70,330                 40,827
                                         =======              =======            ========               ========
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                          Digital Generation Systems, Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                     (unaudited)


                                                                                  Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                              2001                             2000
                                                                              ----                             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (6,756)                        $(24,288)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of property and equipment                     3,316                              427
   Amortization of goodwill and intangibles                                    9,423                              232
   Noncash stock award charges                                                   371                           18,375
   Equity in losses of joint venture                                               -                              932
   Provision for doubtful accounts                                             1,825                              212
   Changes in operating assets and liabilities:
    Accounts receivable                                                        1,192                            3,253
    Prepaid expenses and other assets                                            575                               55
    Accounts payable and accrued liabilities                                  (7,893)                          (2,661)
                                                                            --------                         --------
   Net cash provided by (used in) operating activities                         2,053                           (3,461)
                                                                            --------                         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                       (3,896)                            (574)
  Acquisitions, net of cash acquired                                            (876)                               -
  Advance to joint venture                                                         -                             (428)
                                                                            --------                         --------
  Net cash used in investing activities                                       (4,772)                          (1,002)
                                                                            --------                         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                         419                           12,111
  Purchase of common stock                                                         -                             (701)
  Payment of debt issue costs                                                   (699)                               -
  Proceeds from line of credit and long-term debt                             40,864                                -
  Payments on line of credit and long-term debt                              (37,975)                          (5,653)
                                                                            --------                         --------
  Net cash provided by  financing activities                                   2,609                            5,757
                                                                            --------                         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (110)                           1,294

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               2,891                            2,145
                                                                            --------                         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  2,781                         $  3,438
                                                                            ========                         ========

Supplemental Cash Flow Information:
  Interest paid                                                             $    274                         $     16
                                                                            ========                         ========
  Property, plant and equipment acquired through capital lease              $  1,569                         $      -
                                                                            ========                         ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

  The financial statements included herein have been prepared by Digital Generation Systems, Inc. ("the Company" or "DG Systems") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K/A filed on March 29, 2001 and Form 8-K filed on November 2, 2001. During January 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide"). Following the merger, DG Systems is the sole shareholder of StarGuide. However, for accounting purposes, StarGuide was deemed to be the acquirer, and accordingly, the merger was accounted for as a reverse acquisition. Under this method of accounting, the Company's historical results of operations for periods prior to January 1, 2001 are the same as StarGuide's historical results of operations. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 2.

2. MERGERS AND ACQUISITIONS

  During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide Common Stock received for each share of StarGuide Common Stock approximately 1.7332 shares of DG Systems' Common Stock, and the holders of Company Common Stock continued to hold their shares. StarGuide effectively issued approximately 28,236,000 shares of Common Stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes and as a result, the historical results of operations do not include DG Systems' results of operations for the three or nine months ended September 30, 2000. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of DG Systems' Common Shares (at $6.50 per Common Share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and is being amortized over a 20-year period. The Company finalized the initial purchase price allocation in the third quarter of 2001, upon receipt of final independent valuations of tangible and intangible assets acquired. Changes to the preliminary purchase price allocation did not have a significant impact on previously recorded depreciation and amortization or financial position of the Company.

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

  The table below presents the Company's total revenues and net loss, as reported and on a pro forma basis for the three and nine months ended September 30, 2001 and 2000, respectively, as if the StarGuide and Musicam acquisitions had occurred at the beginning of each period presented, unless already included in the historical results. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred on the indicated dates above, nor are they necessarily indicative of future operating results.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements


                                 Three months ended September 30,       Nine months ended September 30,
                                       2001              2000              2001               2000
                                       ----              ----              ----               ----
Total revenues (in thousands):
    As reported                      $ 15,919          $  4,104          $ 53,438          $  10,704
    Pro forma                        $ 15,919          $ 17,882          $ 53,438          $  50,731

Net loss (in thousands):
    As reported                       ($2,459)          ($2,403)          ($6,756)          ($24,288)
    Pro forma                         ($2,459)          ($4,035)          ($6,660)          ($31,700)

Basic and diluted net loss
 per share:
    As reported                        ($0.04)           ($0.06)           ($0.10)            ($0.59)
    Pro forma                          ($0.04)           ($0.06)           ($0.10)            ($0.46)

3.  INVENTORIES

  Inventories as of September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                          September 30,         December 31,
Inventories                                    2001                 2000
                                              ------               ------

Raw materials                                 $  655               $  582
Work-in-process                                  548                  202
Finished goods                                   814                1,325
                                              ------               ------
                                              $2,017               $2,109
                                              ======               ======



4.  LONG-TERM DEBT AND CAPITAL LEASES

During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at September 30, 2001 and an additional $3.9 million
was available for borrowing.   Under the long-term credit agreement, the Company
is required to maintain minimum EBITDA, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company's capital expenditures and capital lease borrowings are limited on an annual basis. During the quarter ended September 30, 2001, the Company failed to meet its minimum EBITDA covenant under the agreement. On November 9, 2001, this covenant was waived by the lender and the credit agreement was amended to reduce the EBITDA requirement as of December 31, 2001 and to eliminate the EBITDA requirement for the remaining term of the agreement.

  During the nine months ended September 30, 2001, the Company purchased $1.6 million of equipment under capital lease agreements with terms ranging from 24 months to 36 months.

5.  SEGMENT INFORMATION

  The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements

  The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes.

                                                       Three months ended September 30, 2001
                             --------------------------------------------------------------------------------------------
                              Audio and Video Content        Other (a)          Intersegment          Consolidated Totals
                                   Distribution                               Eliminations (b)
                             --------------------------------------------------------------------------------------------
Revenues                             $ 14,484                 $1,435               $      -                $ 15,919

Operating Income (Loss)              $ (2,136)                $  185               $      -                $ (1,951)

Total assets                         $264,415                 $3,132               $(28,616)               $238,931


                                                       Three months ended September 30, 2000
                             --------------------------------------------------------------------------------------------
                              Audio and Video Content        Other (a)          Intersegment          Consolidated Totals
                                   Distribution                               Eliminations (b)
                             --------------------------------------------------------------------------------------------
Revenues                             $  1,817                 $2,287               $      -                $  4,104

Operating Income (Loss)              $ (2,551)                $  178               $      -                $ (2,369)

Total assets                         $ 27,756                 $3,293               $(19,299)               $ 11,750


                                                       Nine months ended September 30, 2001
                             --------------------------------------------------------------------------------------------
                              Audio and Video Content        Other (a)          Intersegment          Consolidated Totals
                                   Distribution                               Eliminations (b)
                             --------------------------------------------------------------------------------------------
Revenues                             $ 48,811                 $4,627               $      -                $ 53,438

Operating Income (Loss)              $ (5,562)                $  365               $      -                $ (5,197)

Total assets                         $264,415                 $3,132               $(28,616)               $238,931


                                                       Nine months ended September 30, 2000
                             --------------------------------------------------------------------------------------------
                              Audio and Video Content        Other (a)          Intersegment          Consolidated Totals
                                   Distribution                               Eliminations (b)
                             --------------------------------------------------------------------------------------------
Revenues                             $  4,916                $5,788                $      -                $ 10,704

Operating Income (Loss)              $(24,079)               $  456                $     20                $(23,603)

Total assets                         $ 27,756                $3,293                $(19,299)               $ 11,750


(a) Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company's digital compression technology and consulting.
(b) Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

                       Digital Generation Systems, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements



6.  INCOME TAXES

  There was no income tax expense (benefit) for the three months ended September 30, 2001 and September 30, 2000 due to the existence of net operating losses and a full valuation allowance for related deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of September 30, 2001 and December 31, 2000.

7.  NET LOSS PER SHARE

  Under SFAS No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Due to net losses, inclusion of potentially dilutive securities would be anti-dilutive. At September 30, 2001, outstanding potentially dilutive securities consisted of options and warrants exercisable into a total of 16,995,166 shares of Common Stock, with exercise prices ranging from $0.30 to $10.13 per share. Therefore, basic and diluted loss per share for the Company were the same.

8.  EQUITY TRANSACTIONS

During the nine months ended September 30, 2001, the Company granted options to purchase approximately 1.7 million shares of Common Stock at a weighted average exercise price of $3.27. Approximately 26,000 shares of Common Stock were issued under the Company's Employee Stock Purchase Plan and 611,000 shares of Common Stock were issued as a result of stock option exercises, yielding total cash proceeds of $419,000. In addition, as discussed in Note 2, the Company issued 28,236,000 shares in connection with its merger with StarGuide and 693,000 shares for the acquisition of Musicam.

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

Results of Operations

  Reported operating results for the three and nine months ended September 30, 2001 are not comparable with the same prior-year periods due to the merger between DG Systems and StarGuide, which occurred effective January 1, 2001. The merger was accounted for as a reverse acquisition, thus historical results of DG Systems are not included in the results for the three and nine months ended September 30, 2000. In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that gives effect to the StarGuide merger as if it had occurred at the beginning of 2000.

                                        Three months ended September 30,          Nine months ended September 30,
                                           2001                 2000                  2001                 2000
                                           ----                 ----                  ----                 ----
As reported:
     Revenues                            $15,919              $ 4,104               $53,438              $10,704
     Cost of revenues                    $ 8,848              $ 2,711               $28,499              $ 7,076

Pro Forma:
     Revenues                            $15,919              $17,882               $53,438              $50,731
     Cost of revenues                    $ 8,848              $10,275               $28,499              $30,091


Revenues. Revenues for the three months ended September 30, 2001 increased $11,815,000, or 288%, primarily due to the DG Systems business that was acquired in the merger and incremental revenues for StarGuide related to new radio syndication agreements with major broadcasters.

On a year-to-date basis, revenues increased $42,734,000, or 399%, due to the DG Systems business that was acquired in the merger and incremental revenues for StarGuide related to new radio syndication agreements with major broadcasters.

  On a pro forma basis, revenues decreased 11% for the three months ended September 30, 2001 and increased 5% for the nine months ended September 30, 2001. Revenue decreases for the quarter were a result of a decline in advertising spending over the past few months primarily due to a slowdown in the economy. Revenue increased for the nine-month period due primarily to significant first and second quarter revenue growth at StarGuide related to new radio syndication agreements with major broadcasters.

  Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $6,137,000, or 226%, for the three months ended September 30, 2001 primarily due to the following:

  . $6,558,000 incremental expense relates to the DG Systems business that was acquired in the merger.
  . $421,000 decline in expenses as a result of an increase in sales of higher-margin products versus lower-margin products during 2000.

  For the nine months ended September 30, 2001, cost of revenues increased $21,423,000 as follows:

  . $20,743,000 relates to the DG Systems business that was acquired in the merger.
  . $680,000 relates to StarGuide and its new radio syndication agreements with major broadcasters.

  On a pro forma basis, cost of revenues for the three months ended September 30, 2001 decreased 14% to $8.8 million compared to $10.3 million for the three months ended September 30, 2000. Cost of revenues decreased 5%
for the nine months ended September 30, 2001 to $28.5 million compared to $30.1 million for the same prior-year period. The decline is primarily a result of lower telecommunications costs during the nine months ended September 30, 2001, which is a result of a lower rate structure with our primary telecommunications provider, MCI WorldCom, reductions in headcount due to the DG Systems/StarGuide merger and reduced operating expenses as a result of the relocation of the DG Systems Network Operating Center (NOC) from San Francisco, CA to Irving, TX during 2001.

  Sales and marketing. Sales and marketing expense increased $335,000, or 36%, for the three months ended September 30, 2001, which is comprised of additional expenses of $1,010,000 related to the DG Systems business that was acquired in the merger and a decline of $675,000 in expenses for StarGuide due to reduction in headcount and decreased spending on marketing the CoolCast (TM) product. For the nine months ended September 30, 2001, sales and marketing expenses increased $2,208,000, or 105%, due to additional expenses of $3,090,000 related to the DG Systems business acquired in the merger offset by a reduction in StarGuide expenses of $882,000 due to reduction in headcount.

  Research and development. Research and development expense increased $258,000, or 33%, for the three months ended September 30, 2001, of which $533,000 relates to the DG Systems business that was acquired in the merger, partially offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software. For the nine months ended September 30, 2001, research and development expense increased $1,038,000, or 46%, of which $1,631,000 relates to the DG Systems business that was acquired in the merger, offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software.

  General and administrative. General and administrative expense increased $635,000, or 35%, for the three months ended September 30, 2001, of which $1,878,000 relates to the DG Systems business that was acquired in the merger. For the nine months ended September 30, 2001, general and administrative expense decreased $13,212,000, or 60%, primarily due to the following:

  . $5,934,000 of incremental expense related to the DG Systems business that was acquired in the merger.
  . $18,375,000 reduction of expense related to noncash stock awards recognized during the nine months ended September 30, 2000 that was nonrecurring.
  . $771,000 reduction in expenses due to reductions in headcount and savings associated with the merger.

  Depreciation and amortization. Depreciation and amortization increased $4,032,000 for the three months ended September 30, 2001 and $12,080,000 for the nine months ended September 30, 2001, primarily due to the merger between DG Systems and StarGuide, as a result of which the Company recorded intangible assets of approximately $197 million. These intangibles are being amortized on a straight-line basis over periods ranging from 3 to 20 years.

Liquidity and Capital Resources

  On a reported basis, net cash provided by operating activities increased to $2.1 million for the nine months ended September 30, 2001 from cash used by operating activities of $3.5 million for the nine months ended September 30, 2000.

  The Company purchased equipment and capital additions of $3.9 million during the nine months ended September 30, 2001 related to the Company's continued expansion of its network and its NOC and the relocation of its NOC during 2001. Borrowings on long-term debt, net of principal payments, were $2.9 million for the nine months ended September 30, 2001 versus net principal payments of $5.7 million for the nine months ended September 30, 2000.

  At September 30, 2001, the Company's current sources of liquidity included cash and cash equivalents of $2.8 million. During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12,500,000 and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at September 30, 2001 and an additional $3.9 million was available for borrowing. Under the long-term credit agreement, the Company is required to maintain minimum EBITDA, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company's capital expenditures and capital lease borrowings are limited on an annual basis. During the quarter ended September 30, 2001, the Company failed to meet its minimum EBITDA covenant under the agreement. On November 9, 2001, this covenant was waived by the lender and the credit agreement was amended to reduce the EBITDA requirement as of December 31, 2001 and to eliminate the EBITDA requirement for the remaining term of the agreement. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

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

  As of the date of adoption (January 1, 2002), the Company expects to have unamortized goodwill in the amount of $183.2 million and unamortized identifiable intangible assets in the amount of $13.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $7.0 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company provides some services to entities located in Canada and, therefore, is subject to the risk that the Canadian dollar/US dollar exchange rates will adversely impact the Company's results of operations. The Company believes this risk to be immaterial to the Company's results of operations.

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

                                    DIGITAL GENERATION SYSTEMS, INC.



Dated: November 14, 2001            By   /S/ OMAR CHOUCAIR
                                         ------------------
                                    Omar Choucair
                                    Chief Financial Officer (Principal Financial
                                    and Chief Accounting Officer)