Form 10-K/A
period 2000-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2001-12-31
CIK 934448

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

================================================================================

                                 Amendment No. 2

  The undersigned Registrant hereby amends Part II, Item 6 to read as follows:

                                     PART II

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

                                                                           Years ended December 31,
                                                   ----------------------------------------------------------------------
Statement of Operations:                                     2000          1999          1998          1997          1996
                                                             ----          ----          ----          ----          ----
                                                                       (in thousands, except per share amounts)
Revenues                                                  $54,711        48,724        41,270        29,175        10,523
                                                   ----------------------------------------------------------------------

Costs and expenses:
    Delivery and material costs                            13,966        17,857        14,630        11,334         3,084
    Customer operations                                    16,330        15,138        14,780        11,388         4,164
    Sales and marketing                                     4,448         4,818         4,970         4,417         3,998
    Research and development                                3,112         2,577         2,780         2,473         2,092
    General and administrative                              7,838         6,552         4,314         3,169         1,677
    Write-down of goodwill and fixed assets                     -             -        17,006             -             -
    Non-recurring charges                                       -           370             -             -             -
    Depreciation and amortization                           7,095         8,591        10,266         9,306         4,331
                                                   ----------------------------------------------------------------------
    Total expenses                                         52,789        55,903        68,746        42,087        19,346
                                                   ----------------------------------------------------------------------

Income (loss) from operations                               1,922        (7,179)      (27,476)      (12,912)       (8,823)
Other income (expense):
    Interest and other income, net                            134           319           253           744         1,422
    Interest expense                                         (900)       (1,903)       (3,014)       (2,607)       (1,726)
                                                   ----------------------------------------------------------------------
Net income (loss)                                         $ 1,156        (8,763)      (30,237)      (14,775)       (9,127)
                                                   ======================================================================

Basic and diluted net loss applicable to
common shareholders                                       $ (0.03)        (0.33)        (1.97)        (2.52)        (0.87)
                                                   ======================================================================

Weighted average common and
common share equivalents outstanding:
    Basic and diluted                                      28,103        26,653        16,272        11,893        10,488
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

                                      DIGITAL GENERATION SYSTEMS, INC.


Dated:  December 31, 2001             By: /s/  MATTHEW E. DEVINE
                                          ----------------------
                                          Matthew E. Devine
                                          Chief Executive Officer


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

Signature                                                      Title                                    Date
---------                                                      -----                                    ----
/s/  SCOTT K. GINSBURG                               Chairman of the Board                        December 31, 2001
---------------------------------------      and Director (Principal Executive Officer)
Scott K. Ginsburg


         *                                           Chief Executive Officer                      December 31, 2001
---------------------------------------
Matthew E. Devine                                           and Director


         *                                      Chief Financial Officer and Director              December 31, 2001
---------------------------------------    (Principal Financial and Accounting Officer)
Omar A. Choucair


         *                                           Chief Operating Officer                      December 31, 2001
---------------------------------------
Dan. F. Dent


         *                                                    Director                            December 31, 2001
---------------------------------------
David M. Kantor


         *                                                    Director                            December 31, 2001
---------------------------------------
Lawrence D. Lenihan, Jr.


         *                                                    Director                            December 31, 2001
---------------------------------------
Cappy McGarr

Signature                                                      Title                                    Date
---------                                                      -----                                    ----
               *                                              Director                            December 31, 2001
---------------------------------------
Jeffrey A. Dankworth


               *                                              Director                            December 31, 2001
---------------------------------------
Eric L. Bernthal


               *                                              Director                            December 31, 2001
---------------------------------------
Robert J. Schlegel

               *                                              Director                            December 31, 2001
---------------------------------------
Kevin Howe

*By: /s/ Scott K. Ginsburg
    -----------------------------------
     Attorney-in-Fact

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

                                      ARTHUR ANDERSEN LLP

San Francisco, California
January 26, 1999

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                           December 31,               December 31,
                                                                              2000                       1999
                                                                    ------------------------- -------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $  3,539                    $  5,420
      Accounts receivable (less allowance for doubtful
      accounts of $2,907,000 in 2000 and $1,659,000 in 1999)                 12,874                      12,799
      Prepaid expenses and other                                              1,573                       1,717
                                                                    ---------------              --------------
            Total current assets                                             17,986                      19,936
                                                                    ---------------              --------------

PROPERTY AND EQUIPMENT, at cost:
      Network equipment                                                      38,836                      35,304
      Office furniture and equipment                                          6,514                       5,833
      Leasehold improvements                                                    860                         793
                                                                    ---------------              --------------
                                                                             46,210                      41,930
      Less - Accumulated depreciation and amortization                      (40,144)                    (33,772)
                                                                    ---------------              --------------

            Property and equipment, net                                       6,066                       8,158
                                                                    ---------------              --------------

GOODWILL AND OTHER ASSETS, net                                               12,335                      13,672
                                                                    ---------------              --------------
            Total assets                                                   $ 36,387                   $  41,766
                                                                    ===============              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                     $  3,019                   $   7,781
      Accrued liabilities                                                     3,571                       3,230
      Current portion of long-term debt                                       3,883                       7,689
                                                                    ---------------              --------------
            Total current liabilities                                        10,473                      18,700
                                                                    ---------------              --------------

LONG-TERM DEBT, net of current portion                                        1,729                       2,513
                                                                    ---------------              --------------

SHAREHOLDERS' EQUITY:
      Convertible preferred stock, no par value - -
            Authorized -- 15,000,000 shares
            Issued -- none                                                        -                           -
      Common stock, no par value --
            Authorized -- 100,000,000 shares;
            28,258,786 issued and 28,235,869 outstanding at
            December 31, 2000 and 27,530,170 issued and
            outstanding at December 31, 1999                                123,939                     119,519
      Treasury Stock, at cost                                                  (101)                          -
      Receivables from issuance of common stock                                 (93)                       (194)
      Accumulated deficit                                                   (99,638)                    (98,824)
      Accumulated other comprehensive income                                     78                          52
                                                                    ---------------              --------------
            Total shareholders' equity                                       24,185                      20,553
                                                                    ---------------            ----------------
            Total liabilities and shareholders' equity                     $ 36,387                   $  41,766
                                                                    ===============            ================


The accompanying notes are an integral part of these financial statements.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                       For the years ended December 31,
                                                         ---------------------------------------------------
                                                              2000               1999              1998
                                                         --------------      ------------      -------------
REVENUES                                                        $54,711           $48,724          $  41,270
                                                         --------------      ------------       ------------
  COSTS AND EXPENSES:
      Delivery and material costs                                13,966            17,857             14,630
      Customer operations                                        16,330            15,138             14,780
      Sales and marketing                                         4,448             4,818              4,970
      Research and development                                    3,112             2,577              2,780
      General and administrative                                  7,838             6,552              4,314
      Write-down of goodwill and fixed assets                         -                 -             17,006
      Non-recurring charges                                           -               370                  -
      Depreciation and amortization                               7,095             8,591             10,266
                                                         --------------      ------------       ------------
      Total expenses                                             52,789            55,903             68,746
                                                         --------------      ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                     1,922            (7,179)           (27,476)

OTHER INCOME (EXPENSE):
      Interest and other income, net                                134               319                253
      Interest expense                                             (900)           (1,903)            (3,014)
                                                         --------------      ------------       ------------

NET INCOME (LOSS)                                                 1,156            (8,763)           (30,237)



BASIC AND DILUTED NET LOSS
APPLICABLE TO COMMON SHAREHOLDERS                              $  (0.03)          $ (0.33)         $   (1.97)
WEIGHTED AVERAGE COMMON AND COMMON
SHARES OUTSTANDING:
      BASIC AND DILUTED                                          28,103            26,653             16,272
                                                         ==============      ============       ============



   The accompanying notes are an integral part of these financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)


                              Convertible                                                   Receivable
                            Preferred Stock        Common Stock      Treasury Stock          from
                            ---------------        ------------      --------------        Issuance of
                                                                                             Common
                            Shares   Amount        Shares   Amount    Shares  Amount         Stock
                            ------  ------        ------    ------    ------  ------        --------
BALANCE AT DECEMBER
31, 1997                      4,950  31,561         12,123  57,123        -       -             (175)
     Conversion of
     Series A
     preferred stock
     to Common Stock,
     net of issuance
     costs of $486           (4,950)(31,561)         4,950  31,075        -       -                -

     Preferred stock
     deemed dividend
     resulting from
     conversion of
     Series A
     preferred stock              -       -            495   1,764        -       -                -
     Issuance of
     common stock in
     private placements,
     net of issuance
     costs of $370                -       -          8,432  23,480        -       -                -
     Warrants issued
     in relation to
     common stock
     private placement            -       -              -      12        -       -                -

     Issuance of
     restricted stock
     for promissory
     note                         -       -             50     194        -       -             (194)
     Exercise of stock
     options                      -       -            165     371        -       -                -
     Stock issued for
     services                     -       -             10      80        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             14      32        -       -                -
     Foreign currency
     translation
     adjustment                   -       -                               -       -                -
     Net loss
                                  -       -                               -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 1998                          -       -         26,239 114,131        -       -             (369)

     Issuance of
     common stock in
     private placement            -       -            725   3,750        -       -                -

     Exercise of
     warrants                     -       -             12       -        -       -                -
     Forgiveness of
     promissory note              -       -              -       -        -       -              175
     Exercise of stock
     options                      -       -            508   1,518        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             46     120        -       -                -
     Foreign currency
     translation
     adjustment                   -       -              -       -        -       -                -

     Net loss                     -       -              -       -        -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 1999                          -       -         27,530 119,519        -       -             (194)

     Treasury stock
     Exercise of stock            -       -              -       -       23    (101)             101
     options                      -       -            681   2,291        -       -                -
     Increase in fair
     value of warrants
     due to change in
     measurement date             -       -              -   1,970        -       -                -
     Purchase of
     shares through
     ESPP                         -       -             48     159        -       -                -
     Foreign currency
     translation
     adjustment                   -       -              -       -        -       -                -

     Net income                   -       -              -       -        -       -                -
                              -------------       ----------------  ---------------       ----------
BALANCE AT DECEMBER
31, 2000                          -       -         28,259 123,939       23    (101)             (93)
                              =============       ================  ===============       ==========

                            Accumulated
                               Other                                       Total
                           Comprehensive         Accumulated           Shareholders'       Comprehensive
                              Income              Deficit                 Deficit          Income (Loss)
                              ------              -------                 -------          ------------
BALANCE AT DECEMBER
31, 1997                            -             (58,060)                  30,449
     Conversion of
     Series A
     preferred stock
     to Common Stock,
     net of issuance
     costs of $486                  -                   -                     (486)               -

     Preferred stock
     deemed dividend
     resulting from
     conversion of
     Series A
     preferred stock                -              (1,764)                       -                -
     Issuance of
     common stock in
     private placements,
     net of issuance
     costs of $370                  -                   -                   23,480                -
     Warrants issued
     in relation to
     common stock
     private placement              -                   -                   12                    -

     Issuance of
     restricted stock
     for promissory
     note                           -                   -                        -                -
     Exercise of stock
     options                        -                   -                      371                -
     Stock issued for
     services                       -                   -                       80                -
     Purchase of
     shares through
     ESPP                           -                   -                       32                -
     Foreign currency
     translation
     adjustment                     9                   -                        9                9
     Net loss
                                    -             (30,237)                 (30,237)         (30,237)
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 1998                            9             (90,061)                  23,710          (30,228)
                                                                                          =========
     Issuance of
     common stock in
     private placement              -                   -                    3,750

     Exercise of
     warrants                       -                   -                        -
     Forgiveness of
     promissory note                -                   -                      175
     Exercise of stock
     options                        -                   -                    1,518
     Purchase of
     shares through
     ESPP                           -                   -                      120
     Foreign currency
     translation
     adjustment                    43                   -                       43               43

     Net loss                       -              (8,763)                  (8,763)          (8,763)
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 1999                           52             (98,824)                  20,553           (8,720)
                                                                                             ======
     Treasury stock                 -                   -                        -
     Exercise of stock
     options                        -                   -                    2,291
     Increase in fair
     value of warrants
     due to change in
     measurement date               -              (1,970)                       -
     Purchase of
     shares through
     ESPP                           -                   -                      159
     Foreign currency
     translation
     adjustment                    26                   -                       26               26

     Net income                     -               1,156                    1,156            1,156
                            ---------            --------             ------------        ---------
BALANCE AT DECEMBER
31, 2000                           78             (99,638)                  24,185            1,182
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

Supplemental Cash Flow Information

   Non-cash investing and financing activities for 2000, 1999 and 1998 consisted of the following (in thousands):

                                                                                      Years Ended December 31,
                                                                         -------------------------------------------------
                                                                                2000              1999          1998
                                                                         -----------          -----------       ----
Property and equipment financed with capital lease obligations....          $  1,572          $  1,977         $   1,663
Preferred stock deemed dividend...................................                --                --             1,764
Conversion of preferred stock to common stock.....................                --                --            31,561
Common stock issued for services..................................                --                --                80

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
                                           ===========  ============   ============   =============   =============  ============

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The warrants outstanding at December 31, 2000 expire on various dates from 2001 through 2006. The warrants exercised in 1999 were done by exchanging the entire warrant for shares of Common Stock equal to the net value of the warrant. Certain of the warrants issued to investors had performance hurdles that were required to be met in order for the warrants to become exercisable. In 2000, these performance hurdles were removed, resulting in a new measurement date for accounting purposes. A charge to accumulated deficit of $1,970,000 was recognized for the increase in fair value associated with the modified warrants.

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

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           2000           1999             1998
                                                                         -------        --------         --------
Net Income (Loss)                                As Reported             $ 1,156        $ (8,763)        $(30,237)
                                                 Pro Forma               $(2,605)       $(11,689)        $(32,409)

Basic and diluted net income (loss) per share    As Reported             $ (0.03)       $  (0.33)        $  (1.97)
                                                 Pro Forma               $ (0.09)       $  (0.44)        $  (2.10)

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

   For the year ended December 31, 2000, the net loss per share was computed as net income of $1,156,000 less $1,970,000 related to a non pro rata distribution to certain warrant holders (Note 8) divided by the weighted common shares outstanding.

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

  A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2000 follows (in thousands, except for per share amounts):

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  2000      1999       1998
                                                  ----      ----       ----
Basic:
    Net income (loss)                           $ 1,156   $(8,763)   $(30,237)

    Non pro rata distribution                    (1,970)        -      (1,764)
                                                -------   -------    --------

    Net loss applicable to common
    shareholders                                   (814)   (8,763)    (32,001)
                                                =======   =======    ========

    Weighted average shares outstanding          28,103    26,653      16,272
                                                -------   -------    --------
    Net loss per share                          $ (0.03)  $ (0.33)   $  (1.97)
                                                =======   =======    ========

Diluted:

    Net loss applicable to common
    shareholders                                $  (814)  $(8,763)   $(32,001)

    Weighted average shares outstanding          28,103    26,653      16,272
                                                -------   -------    --------
    Net loss per share                          $ (0.03)  $ (0.33)   $  (1.97)
                                                =======   =======    ========

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