Form 10-Q/A
period 2001-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2001-12-31
CIK 934448

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                         ------------------------------

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


                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                                        Page
                                                                                                          ----
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000............      1

             Condensed Consolidated Statements of Operations for the three and six months ended
             June 30, 2001 and June 30, 2000.........................................................      2

             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001
             and June 30, 2000.......................................................................      3

             Notes to Unaudited Condensed Consolidated Financial Statements .........................      4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...      8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............................      10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................................      10

Item 4.      Submission of Matters to a Vote of Security Holders .....................................     10

Item 5.      Other Information........................................................................     11

Item 6.      Exhibits and Reports on Form 8-K.........................................................     11

             SIGNATURES...............................................................................     12

ITEM I.  FINANCIAL STATEMENTS



                        Digital Generation Systems, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                   June 30,                   December 31,
                                                                                     2001                        2000
                                                                                   --------                    --------
Assets                                                                           (unaudited)
------
CURRENT ASSETS:
Cash                                                                               $  6,505                    $  2,891
Accounts receivable, net of allowance for doubtful accounts of
    $3,219 at June 30, 2001 and $847 at December 31, 2000                            11,714                       3,211
Inventories                                                                           2,122                       2,109
Other current assets                                                                  1,584                         663
                                                                              -------------             ---------------
Total current assets                                                                 21,925                       8,874

Property and equipment, net                                                          18,291                         870
Goodwill and other assets, net                                                      203,936                       1,358
                                                                              -------------             ---------------
TOTAL ASSETS                                                                       $244,152                    $ 11,102
                                                                              =============             ===============

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                           $ 12,513                    $  4,479
Other current liabilities                                                                57                         216
Deferred revenue                                                                      3,713                       3,260
Current portion of long-term debt and capital leases                                  5,007                           -
                                                                              -------------             ---------------
Total current liabilities                                                            21,290                       7,955

Deferred revenue                                                                     10,150                      12,076
Line of credit, long-term debt and capital leases                                    11,677                           -
Excess of losses over investments in and amounts due from joint venture                   -                       2,568
                                                                              -------------             ---------------
TOTAL LIABILITIES                                                                    43,117                      22,599
                                                                              -------------             ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value -
  Authorized - 200,000,000 shares at June 30, 2001
  Outstanding - 70,658,644 at June 30, 2001 and
   41,196,828 at December 31, 2000                                                  265,594                      48,670
Accumulated deficit                                                                 (64,466)                    (60,167)
Receivables from issuance of common stock                                               (93)                          -
                                                                              -------------             ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                201,035                     (11,497)
                                                                              -------------             ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $244,152                    $ 11,102
                                                                              =============             ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        Digital Generation Systems, Inc.
                 Condensed Consolidated Statement of Operations
           Three and six months ended June 30, 2001 and June 30, 2000
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three months ended June 30,                Six months ended June 30,
                                                       -----------------------------------     -----------------------------------
                                                            2001                2000              2001                 2000
                                                          -------              ------           -------              -------

Revenues:
       Audio and video content distribution                   $12,738        $          -            $26,097            $        -
       Product sales                                            4,081               1,399              7,671                 2,692
       Other                                                    1,769               2,071              3,751                 3,908
                                                       --------------        ------------      -------------      ----------------
       Total revenues                                          18,588               3,470             37,519                 6,600
                                                       --------------        ------------      -------------      ----------------

Costs and expenses:
        Cost of revenues:
        Audio and video content distribution                    6,929                   -             14,181                     -
        Product sales                                           1,625               1,064              2,922                 1,614
        Other                                                   1,070               1,493              2,548                 2,751
                                                       --------------        ------------      -------------      ----------------
Total cost of revenues                                          9,624               2,557             19,651                 4,365

Sales and marketing                                             1,525                 666              3,046                 1,172
Research and development                                        1,018                 752              2,259                 1,480
General and administrative:
 Noncash stock award charges                                        -                   -                  -                18,375
 Other                                                          3,217                 901              6,537                 2,009
Merger charge                                                     791                   -                791                     -
Depreciation and amortization                                   4,343                 222              8,481                   433
                                                       --------------        ------------      -------------      ----------------
Total operating expenses                                       20,518               5,098             40,765                27,834
                                                       --------------        ------------      -------------      ----------------

Loss from operations                                           (1,930)             (1,628)            (3,246)              (21,234)

Other (income) expense:
 Interest income and other, net                                   190                (105)               161                  (195)
 Interest expense                                                 747                   2                890                    17
 Equity in losses of joint venture                                  -                 332                  -                   829
                                                       --------------        ------------      -------------      ----------------
Net loss                                                      $(2,867)       $     (1,857)           $(4,297)             $(21,885)
                                                       ==============        ============      =============      ================

Basic and diluted net loss per share                          $ (0.04)       $      (0.05)           $ (0.06)             $  (0.54)
                                                       ==============        ============      =============      ================

Basic and diluted weighted average shares outstanding          70,563              41,172             70,123                40,652
                                                       ==============        ============      =============      ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        Digital Generation Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                                           Six Months Ended June 30,
                                                        ------------------------------------------------------------

                                                                   2001                             2000
                                                                 --------                        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(4,297)                        $(21,885)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of property and                             2,146                              274
     equipment
    Amortization of goodwill and intangibles                                  6,335                              159
    Noncash stock award charges                                                 156                           18,375
    Equity in losses of joint venture                                             -                              829
    Provision for doubtful accounts                                           1,025                               39
    Changes in operating assets and liabilities:
      Accounts receivable                                                     3,358                            3,412
      Prepaid expenses and other assets                                         688                               98
      Accounts payable and accrued liabilities                               (4,200)                          (3,136)
                                                        ---------------------------      ---------------------------
  Net cash provided by (used in) operating activities                         5,211                           (1,835)
                                                        ---------------------------      ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                      (2,695)                            (320)
  Acquisitions, net of cash acquired                                          1,072                                -
  Advance to joint venture                                                        -                             (338)
                                                        ---------------------------      ---------------------------
  Net cash used in investing activities                                      (1,623)                            (658)
                                                        ---------------------------      ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                        275                           12,157
  Purchase of common stock                                                        -                             (701)
  Payment of debt issue costs                                                  (646)                               -
  Proceeds from line of credit and long-term debt                            36,864                                -
  Payments on line of credit and long-term debt                             (36,467)                          (5,653)
                                                        ---------------------------      ---------------------------
  Net cash provided by (used in) financing activities                            26                            5,803
                                                        ---------------------------      ---------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,614                            3,310

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,891                            2,145
                                                        ---------------------------      ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  6,505                        $   5,455
                                                        ===========================      ===========================

Supplemental Cash Flow Information:
  Interest paid                                                            $     76                        $      16
                                                        ===========================      ===========================
  Property, plant and equipment acquired through
  capital lease                                                            $  1,487                        $       -
                                                        ===========================      ===========================

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

                        Digital Generation Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements


                                    Three months ended June 30,       Six months ended June 30,
                                      2001              2000             2001           2000
                                    --------          ---------       ---------      ---------
Total revenues
 (in thousands):
    As reported                     $ 18,588          $  3,470         $ 37,519      $   6,600
    Pro forma                       $ 18,588          $ 17,010         $ 37,519      $  32,849

Net loss (in thousands):
    As reported                      ($2,867)          ($1,857)         ($4,297)      ($21,885)
    Pro forma                        ($2,867)          ($4,433)         ($4,393)      ($27,665)

Basic and diluted net loss per share:
    As reported                       ($0.04)           ($0.05)          ($0.06)        ($0.54)
    Pro forma                         ($0.04)           ($0.06)          ($0.06)        ($0.40)

3.  INVENTORIES

  Inventories as of June 30, 2001 and December 31, 2000 are summarized as follows:


                                           June 30,          December 31,
Inventories (in thousands)                  2001                 2000
                                           ------               ------

Raw materials                              $  668               $  582
Work-in-process                               527                  202
Finished goods                                927                1,325
                                           ------               ------
                                           $2,122               $2,109
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


                                                               Three months ended June 30, 2001 (in thousands)
                                        ---------------------------------------------------------------------------------------
                                            Audio and Video Content                     Intersegment            Consolidated
                                                  Distribution          Other (a)     Eliminations (b)             Totals
                                        ---------------------------------------------------------------------------------------

Revenues                                                  $ 17,156      $1,432               $      -              $ 18,588

Operating Loss                                             $(2,025)     $   95               $      -              $ (1,930)

Total assets                                              $266,288      $3,868               $(26,004)             $244,152


                                                              Three months ended June 30, 2000 (in thousands)
                                        ---------------------------------------------------------------------------------------
                                            Audio and Video Content                      Intersegment            Consolidated
                                                  Distribution          Other (a)      Eliminations (b)             Totals
                                        ---------------------------------------------------------------------------------------

Revenues                                                  $  1,568      $1,902               $     -               $  3,470

Operating Loss                                            $ (1,835)     $  207               $     -               $ (1,628)

Total assets                                              $ 16,883      $3,173               $(6,344)              $ 13,712


                                                              Six months ended June 30, 2001 (in thousands)
                                      ----------------------------------------------------------------------------------------
                                          Audio and Video Content                      Intersegment              Consolidated
                                                Distribution          Other (a)      Eliminations (b)               Totals
                                      ----------------------------------------------------------------------------------------
Revenues                                                  $ 34,327      $3,192               $      -              $ 37,519

Operating Loss                                            $ (3,426)     $  180               $      -              $ (3,246)

Total assets                                              $266,288      $3,868               $(26,004)             $244,152


                                                               Six months ended June 30, 2000 (in thousands)
                                      ------------------------------------------------------------------------------------------
                                           Audio and Video Content                       Intersegment            Consolidated
                                                Distribution           Other (a)      Eliminations (b)              Totals
                                      ------------------------------------------------------------------------------------------

Revenues                                                  $   3,099     $3,545               $    (44)             $  6,600

Operating Income (Loss)                                   $ (21,556)    $  302               $     20              $(21,234)

Total assets                                              $  16,883     $3,173               $ (6,344)             $ 13,712

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

8.    EQUITY TRANSACTIONS

  During the six months ended June 30, 2001, the Company granted options to purchase approximately 1.7 million shares of Common Stock at a weighted average exercise price of $3.27. Approximately 26,000 shares of Common Stock were issued under the Company's Employee Stock Purchase Plan and 507,000 shares of Common Stock were issued as a result of stock option exercises, yielding total cash proceeds of $279,000. In addition, as discussed in Note 2, the Company issued 28,236,000 shares in connection with its merger with StarGuide and 693,000 shares for the acquisition of Musicam.

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


                                        Three months ended June 30,                 Six months ended June 30,
                                         2001                 2000                  2001                2000
                                         ----                 ----                  ----                ----

As reported:
     Revenues                            $18,588              $ 3,470               $37,519             $ 6,600
     Cost of revenues                    $ 9,624              $ 2,557               $19,651             $ 4,365

Pro Forma:
     Revenues                            $18,588              $17,010               $37,519             $32,849
     Cost of revenues                    $ 9,624              $ 9,890               $19,651             $19,816

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

  On a pro forma basis, cost of revenues for the three months ended June 30, 2001 decreased 3% to $9.6 million compared to $9.9 million for the three months ended June 30, 2000. Cost of revenues decreased 1% for the six months ended June 30, 2001 to $19.7 million compared to $19.8 million for the same prior-year period. As a percentage of revenues, costs of revenues declined to 52% of revenues for the six months ended June 30, 2001 versus 60% of revenues for the same prior-year period on a pro forma basis. The decline is primarily a result of lower telecommunications costs during the six months ended June 30, 2001, which is a result of a lower rate structure with our primary telecommunications provider, MCI WorldCom, and reductions in headcount due to the DG Systems/StarGuide merger.

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

   Merger charge. During the three months ended June 30, 2001, the Company moved its Network Operating Center and transitioned its corporate accounting department from San Francisco, CA to Irving, TX as part of the integration of the DG Systems/StarGuide merger. As a result of this merger transition, the Company incurred costs of approximately $0.8 million, which included shipping costs for the NOC equipment, temporary labor costs and duplicative telecommunications costs.

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

  As of the date of adoption (January 1, 2002), the Company expects to have unamortized goodwill in the amount of $176.0 million and unamortized identifiable intangible assets in the amount of $20.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6.3 million for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

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


                                                                       Votes Against/                             Broker
                 Matter                             Votes For             Withheld          Abstentions         Non-Votes
-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 three-year terms expiring in 2004:
      Scott K. Ginsburg                            64,797,057               222,603               0                  0
      Matthew E. Devine                            64,853,557               166,103               0                  0
      Lawrence D. Lenihan, Jr.                     64,758,910               260,750               0                  0

-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 two-year terms expiring in 2003:

      Omar A. Choucair                             64,813,557               206,103               0                  0
      Eric L. Bernthal                             64,844,057               175,603               0                  0
      Michael G. Linnert                           64,842,557               177,103               0                  0
      David M. Kantor                              64,842,557               177,103               0                  0

-------------------------------------------------------------------------------------------------------------------------
Election of the following directors for
 one-year terms expiring in 2002:

      Jeffrey A. Dankworth                         64,813,557               206,103               0                  0
      Kevin C. Howe                                64,748,957               270,703               0                  0
      Robert J. Schlegel                           64,748,957               270,703               0                  0
      Cappy R. McGarr                              64,748,012               271,648               0                  0

------------------------------------------------------------------------------------------------------------------------
Amend the Company's 1995 Directors'
Option Plan                                        63,516,905             1,484,057            18,698                0
------------------------------------------------------------------------------------------------------------------------
Ratify the appointment of KPMG LLP                 64,890,809               121,156             7,695                0
------------------------------------------------------------------------------------------------------------------------

Item 5.  OTHER INFORMATION

     Effective June 22, 2001, Michael G. Linnert resigned from the Board of Directors of the Company. Mr. Linnert did not notify the Company that his resignation was because of any disagreement with the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.48 Credit agreement, dated as of June 1, 2001 between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.*

(b) Report on Form 8-K

    Not applicable.

*Previously filed.

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