Form 10-K
period 2001-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2002-03-28
CIK 934448

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to the Section 12 (g) of the Act: Common Stock ($0.001 par value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2002, as reported on the Nasdaq National Market, was approximately $78.6 million. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2002, the registrant had 70,784,475 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"), which meeting will be held on the date set forth in the Proxy Statement. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS...........................................................  1
         Industry Background................................................  1
         Products and Services..............................................  2
         Markets and Customers..............................................  5
         Sales, Marketing and Customer Service..............................  5
         Competition........................................................  6
         Intellectual Property and Proprietary Rights.......................  7
         Employees..........................................................  7
ITEM 2.  PROPERTIES.........................................................  8
ITEM 3.  LEGAL PROCEEDINGS..................................................  8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  8
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT...............................  9

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS............................................. 10
ITEM 6.  SELECTED FINANCIAL DATA............................................ 11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................. 12
         Overview........................................................... 12
         Critical Accounting Policies....................................... 12
         Results of Operations.............................................. 14
         Liquidity and Capital Resources.................................... 16
         Certain Business Considerations.................................... 17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..................................................... 27
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................... 27
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISLOSURE.............................. 28

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  29
ITEM 11. EXECUTIVE COMPENSATION............................................  30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................  30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  31

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K....................................................  31
EXHIBITS AND REPORTS ON FORM 8-K...........................................  34
SIGNATURES.................................................................  35

                       DIGITAL GENERATION SYSTEMS, INC.

                                    PART I

ITEM 1. BUSINESS

General

     Digital Generations Systems, Inc. (the "Company"), incorporated in 1991, offers a suite of digital technology products and services through Digital Generation Systems, Inc. ("DGS") and its wholly owned subsidiary StarGuide Digital Networks, Inc. ("StarGuide"). Through DGS , the Company operates a nationwide digital network out of its Network Operation Center ("NOC") located in Dallas, Texas. The network beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 875 television stations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide , the Company develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

     In January 2001, the Company completed its merger with StarGuide pursuant to the Agreement and Plan of Merger by and among DG Systems, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DGS, and StarGuide. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company prior to the merger are those of StarGuide, DGS' results of operations have been included subsequent to January 1, 2001. Upon the completion of the merger, each share of StarGuide common stock converted into the right to receive 1.7332 shares of common stock of the Company. Under the merger agreement, StarGuide's options and warrants were assumed by the Company based on the same exchange ratio.

     On March 7, 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. ("Musicam"), previously owned by Westwood One, Inc. and Infinity Broadcasting Corporation, in exchange for 690,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam.

Industry Background

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

     While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,100 commercial television stations in the United States. These stations generate revenue by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Advertising is characterized as "network" or "spot," depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a "network feed" (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

     Spot advertising airtime typically is purchased by advertising agencies or media buying firms, on behalf of advertisers. Advertisers and their agencies select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and other demographic characteristics. The actual commercials or "spots" typically are produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups also are produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations. Tapes containing the spot and its variations are then duplicated on analog tape, packaged, labeled and shipped to the radio and television stations and cable head-ends specified by the advertiser or its agency.

     The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. The Company estimates that approximately 30% of radio spots and more than 60% of video spots are delivered by air express services. Many companies, commonly known as "dub and ship houses," are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that it has transitioned approximately 45% of the market for audio spot deliveries and approximately 13% of video spot deliveries, to digital distribution.

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

     Other digital communication and transmission technologies, such as private network satellite systems, can offer more cost-effective and reliable solutions for the digital transmission requirements of data intensive businesses, including radio and television broadcasting. Satellite distribution can be particularly effective at meeting the needs of point-to-multipoint transmission, or "multicasting," and other broadcasting applications.

     The Company has developed proprietary software and hardware systems that can address the need for data distribution services that are both economically and technologically suitable to various commercial applications. Many of these systems are currently deployed and in service, and the Company continues to upgrade its technology, and to deploy additional units in the marketplace.

PRODUCTS AND SERVICES

     The Company currently markets and provides its products and services through DGS and StarGuide.

     DGS provides electronic and physical distribution of and ancillary post-production services for audio and video content to advertising agencies, production studios, and broadcast stations throughout the United States and Canada. DGS operates a digital network, currently serving approximately 7,500 radio and 875 television stations, controlled through its NOC. This network enables the rapid, cost-effective, and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability, and flexibility to both advertisers and broadcasters. With the DGS network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DGS sends the customer a confirmation specifying the time of delivery. Additionally, DGS' digital network delivers close to "master" quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

     DGS generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. DGS has historically operated and currently operates without substantial backlog. DGS receives distribution orders with specific bills of material, routing and timing instructions provided by the customer. These orders are entered into DGS' computer system either by the customer (through an internet-based order-entry system) or by DGS customer service personnel, and are scheduled for electronic delivery, if a station is on DGS' network, or for physical delivery via DGS' various dub and ship facilities, if a destination station is not on the network.

     Audio content is received electronically at DGS' NOC from Record Send Terminals and Client Workstations that are owned by DGS and deployed primarily in production studios. In addition, audio can be received using DGS' "iAudio" internet audio collection system. When audio spots are received, company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over standard telephone or ISDN lines to servers that DGS has placed in each radio station on its network. The audio spots are thereafter available to the station on demand.

     Video content is received electronically at DGS' NOC primarily from Video Record Transmission Systems that are owned by DGS and deployed in production video studios. Video content also can be received through high-speed communication lines from collection points in locations where Video Record Transmission Systems are not available. When video spots are received, company personnel quality-assure the spots and release the video to the NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed frame relay link to the digital satellite uplink facility over which they are then delivered directly to servers that DGS has placed in television stations and cable interconnects.

     Audio and video transmissions are received at designated radio and television stations on DGS-owned servers, called Receive Playback Terminals, Client Workstations and ADvantage Digital Video Playback Systems. The servers enable stations to receive and play back material delivered through DGS' digital distribution network. The units are owned by DGS and typically are installed in the "master control" or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOC, DGS monitors the spots stored in each Receive Playback Terminal, Client Workstation and Digital Video Playback System and ensures that space is always available for new transmissions. DGS can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

     DGS offers various levels of digital audio and video distribution services from its NOC to broadcast advertisers distributing content to broadcast stations. These include the following: DG Priority, a service which guarantees arrival of the first audio spot on an order within one hour (available for audio only); DG Express, which guarantees arrival within four hours; DG Standard, which guarantees arrival by noon the next day; and DG Economy, which guarantees arrival by noon on the second day. DGS also offers a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours.

     In addition to its standard services, DGS has developed unique products to service markets with particular time-sensitive delivery needs. "Sweeps" delivery is a specialized service for television stations that wish to advertise on radio with either topical or cooperative content to stimulate viewership during the periods of ratings measurements conducted by the A.C. Nielsen Company. DGS also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. DGS distributes first release music singles and uses unique software functionality to insure that the singles are released throughout the country to all stations simultaneously thereby eliminating concerns of favoritism or premature release. Finally, DGS delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

     StarGuide designs and provides high-speed digital information transmission and distribution systems. StarGuide's patented technology--digital distribution, compression, and transmission systems combined with satellite and Internet technologies--allow StarGuide to achieve high-quality, economical, flexible, and high-throughput information flow without the need for point-to-point connections, regardless of digital formatting or compression protocols. Integrated into many of StarGuide's systems are StarGuide's proprietary digital audio compression and decompression, or "codec," techniques and products.

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

     Current StarGuide receiver insertion cards include:

     . eDAS (Ethernet Enabled Digital Audio Storage) Card: a unique, patented store-and- forward card that allows a "live" broadcast through the StarGuide Receiver to be automatically mixed with pre-transmitted audio or video clips or advertising spots, thus allowing broadcasters to realize or regionalize national programs or advertisements distributed through the StarGuide transmission system;

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

     Building on its experience and technology in digital content distribution, StarGuide also seeks to become the leading provider of Internet-related video and audio content delivery through the commercial application of its patented CoolCast(TM) technology. Using this patented technology, viewers and listeners can simultaneously access high-quality content through personal computers. Streaming video and audio content, delivered via satellite to Internet points of presence, can be accessed by subscribers through local area networks and broadband connections that are capable of supporting CoolCast(TM) technology. Subscribers can enjoy this streaming content in conjunction with CoolCast(TM)-enabled web sites, without the degradation of signal quality typically caused by the congestion of the Internet backbone. StarGuide believes that its CoolCast(TM) service represents an efficient and scalable means to meet the growing demand for broadband video and audio delivery to Internet users.

MARKETS AND CUSTOMERS

     A large portion of DGS' current revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DGS derives revenue from advertising agencies directly and from its marketing partners, which are typically dub and ship houses that have signed agreements with DGS to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DGS' electronic delivery service in exchange for price discounts from DGS. The advertisements distributed by DGS are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to substantial seasonal and cyclical variations. DGS also generates revenues from radio stations by providing distribution between radio stations and radio groups.

     StarGuide maintains established relationships with producers and broadcasters such as Infinity, Westwood One, Clear Channel, ABC Radio, Jacor, CBS, Bloomberg, Jones Broadcast Programming, One-on-One Sports and Voice of America. As part of these relationships, StarGuide has sold or has contracts to sell approximately 6,000 of its StarGuide II Receiver systems, and has sold or has contracts to sell over 8,000 of its StarGuide III Receiver systems. In addition, StarGuide's audio codecs are recognized and used throughout the radio production and broadcast industries. StarGuide intends to utilize its existing relationships as reference points and to leverage its technology to develop new customers in the broadcast industry as well as deploy its delivery services for content, streaming media and applications to various industries.

SALES, MARKETING AND CUSTOMER SERVICE

     Brand Strategy. DGS' brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. DGS focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with DGS for a different reason. Agencies purchase services from DGS on behalf of their advertisers. Production studios facilitate the transmission of audio and video to DGS' NOC. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

     Internet/E-Commerce Strategy. DGS introduced its first Internet-based services called DG On-line in 1998 to facilitate the electronic remote entry of work orders and to provide on-line tracking of order status by its customers. DGS estimates that approximately 30% of its orders were entered electronically via the Internet during each of 2001 and 2000. In addition, DGS also offers its "iAudio" Internet audio collection system service that allows audio content to be received from clients via the Internet.

     Sales. DGS employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of DGS' electronic distribution system and related products and services. In addition, DGS' sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to DGS. A separate staff sells to and services audio and video dealers, who resell DGS' distribution services. An inside sales staff also represents DGS' services to radio stations. DGS currently has regional sales offices in New York, Los Angeles and Chicago. DGS' sales force includes regional sales, inside sales, and telemarketing personnel.

     StarGuide presently markets and sells its transmission and distribution systems and audio compression products directly to corporate and commercial end-users, distributors, and to radio stations and networks. StarGuide currently employs three salespersons who promote and sell the StarGuide integrated transmission and distribution systems and promote the digital distribution services provided to the radio broadcast industry. StarGuide also employs seven salespersons that market and sell StarGuide's audio compression products. StarGuide currently maintains relationships with distributors marketing and selling StarGuide's audio compression products in Europe, Asia, South America, and Australia. StarGuide is presently expanding these relationships to include the distribution of StarGuide transmission and information management systems.

     Marketing. DGS' marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. DGS also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

     DGS markets to broadcast stations to arrange for the placement of its Receive Playback Terminals and Digital Video Playback Systems for the receipt only of audio and video advertisements, or Client Workstations, which provide the ability to both receive and to originate distribution of audio to other radio stations.

     StarGuide currently engages in several promotions and other activities to generate interest in its systems and to consummate sales, including trade shows. StarGuide seeks to maximize its visibility at trade shows by hosting a customer booth and providing complimentary product literature describing StarGuide's systems. StarGuide also conducts several on-site demonstrations with technical and other senior level personnel and regularly contacts potential customers who have indicated an interest in utilizing StarGuide's systems or products.

     Customer Service. DGS' approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago and New York. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOC for electronic distribution or, for off-line destinations, to DGS' national duplication center in Louisville, Kentucky. DGS' distributed service approach provides direct support in key market cities enabling DGS to develop closer relationships with clients as well as the ability to support client needs for local production services. DGS also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGS' customer service operation centers are linked to DGS' order management and media storage systems, and national distribution network. These resources enable DGS to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides DGS with significant redundancy and re-route capability, enabling DGS to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

     An important element of StarGuide's product offering is to support its sales efforts with comprehensive technical support. Technical personnel often accompany sales personnel when meeting with prospective customers and aid in the implementation of StarGuide's products. Customer feedback received through the sales process is incorporated into the product development process and allows StarGuide to upgrade its service and support capabilities.

COMPETITION

     DGS competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for DGS to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media postproduction, preparation, distribution and trafficking services. DGS plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

     In the video marketplace, DGS competes with dub and ship houses across the country but additionally with a satellite-based real-time video distribution network operated by Vyvx, an operating division of Williams Communications Group. DGS also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGS believes that no such carriers have yet entered the market for spot distribution.

     We are aware of other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions.

     The Company expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service.. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that its products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect its business, operating results, and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. The Company currently has eleven patents issued and three others allowed and awaiting issuance and more than thirty-six other patent applications pending domestically and abroad. The Company also has four trademark registrations and seventy-six copyright registrations and many other copyright registrations pending.

     Because the Company's business is characterized by rapid technological change, it believes that factors such as the technological and creative skills of its personnel, new computer hardware, software and telecommunications developments, frequent hardware and software enhancements, name recognition, and reliable customer service and support are more important to establishing and maintaining a leadership position than the various legal protections of its technology.

EMPLOYEES

     As of December 31, 2001, the Company had a total of 397 employees, including 69 in research and development, 42 in sales and marketing, 247 in operations and manufacturing, and 39 in finance and administration. All of these employees were located in the United States. The Company's employees are not represented by a collective bargaining agreement and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

     The Company's business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The Company does not generally have employment agreements with its key personnel. The loss of key management or technical personnel could materially adversely affect the Company's operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and the Company may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. PROPERTIES

     The Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in June 2006. The Company has administrative offices located at 77 O'Farrell in San Francisco, California. The Company's lease at this site is for 8,600 square feet and expires in February 2005. To sustain uninterrupted network integrity, the Company has an agreement for non-interruptible access to emergency power and has arranged for alternative fiber optic routes to maintain its fiber connection between its computers and its long distance carrier. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2002; approximately 22,000 square feet in New York City which is occupied by production service and sales personnel and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by production service and sales personnel which expires in 2006; and 25,000 square feet in Chicago, which is occupied by production service and sales personnel which expires on December 31, 2003. Offices are also located in Reno, Nevada, under a lease that expired on September 30, 2000 and is on a month-to-month contract. The Reno facility houses some executives and personnel responsible for repair services. The total square footage of this location is 9,300. An additional 11,305 square feet of space in San Diego is occupied by engineers under a lease that expires on April 30, 2002. Negotiations are currently in progress for renewal of this lease. In addition, the Company leases two separate offices in Holmdel, New Jersey. The first is 30,000 square feet and includes audio operations and administrative staff for StarGuide's wholly owned subsidiary Corporate Computer Systems, Inc. ("CCS") and expires August 31, 2004. The second facility is for the consultant sales and marketing team and encompasses 2,500 square feet. This lease expires on May 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     Westwood One, Inc. and Westwood One Radio Networks, Inc. (collectively, "Westwood One") produce radio programming that is distributed using satellite-based data distribution equipment produced by StarGuide. On October 12, 2001, Westwood One filed a complaint against StarGuide in the United States District Court for the District of Columbia alleging that StarGuide has attempted unlawfully to compel Westwood One to replace existing StarGuide equipment with later models. The complaint alleges violations of federal antitrust laws, breach of contract, breach of the duties of good faith and fair dealing, indemnification and tortuous interference with contracts. Westwood One has requested an injunction, as well as the award of unspecified general damages (trebled in accordance with applicable antitrust statutes), costs and punitive damages. StarGuide has filed a motion to dismiss the complaint. The court has not entered a decision on StarGuide's motion.

     On March 20, 2002, StarGuide filed a complaint against Westwood One in the United States District Court for the District of Nevada alleging that Westwood One has willfully infringed upon various StarGuide patents, copyrights and trademarks, intentionally interfered with contracts to which StarGuide is a party, and engaged in various deceptive and unfair trade practices. StarGuide requests injunctive relief, unspecified damages (including treble damages in accordance with applicable statute), and punitive and exemplary damages.

     On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. in the United States District Court for the District of Nevada alleging that Williams has infringed on three patents of StarGuide. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. Williams has denied all material allegations in the complaint and has asserted that the patents that are the subject of the complaint are invalid and not infringed by Williams. On February 8, 2002, a subsidiary of Williams, Williams Communications LLC, filed suit against StarGuide in the Northern District of Oklahoma alleging that the same three StarGuide patents are invalid and not infringed. StarGuide has moved to add this subsidiary as a party to the Nevada litigation and has moved to dismiss or stay the Oklahoma litigation.

     In addition to the matters discussed above, the Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters asserted to date will have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages are as follows:

Name                  Age         Title(s)
----                  ---         --------
Matthew E. Devine     53    Chief Executive Officer and Director
Omar A. Choucair      40    Chief Financial Officer and Director
Jeffrey A. Dankworth  46    President of StarGuide and Director
Stephen N. Sparkman   36    Corporate Controller

     Matthew E. Devine joined the Company in July 1999 as Chief Executive Officer and Director. Prior to joining the Company, Mr. Devine served as Chief Financial Officer of AMFM Corporation (formerly Chancellor Media) and served as Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director for Evergreen Media Corporation. Between 1975 and 1988, Mr. Devine served in various finance positions at AMR Corporation, parent company to American Airlines.

     Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM Corporation (formerly Chancellor Media), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and is a Certified Public Accountant. Mr. Choucair became a Director in February 2001.

     Jeffrey A. Dankworth has been President of StarGuide and a Director since 1995 and a director of the Company since February 2001. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984).

     Stephen N. Sparkman joined the Company as Corporate Controller in January 2000. Prior to joining the Company, Mr. Sparkman was Corporate Controller of Alpha Holdings Inc., a plastics manufacturing concern based in Dallas. From 1997 to 1999, Mr. Sparkman was Controller and Chief Financial Officer of Group & Pension Administrators, Inc., a third party health and pension administrator based in Richardson, Texas. From 1991 until 1997, Mr. Sparkman served as Controller of Baker Atlas (formerly Wedge Dia-Log, Inc.), an oil field service company based in Grand Prairie, Texas. From 1988 until 1991, Mr. Sparkman worked at KPMG LLP. Mr. Sparkman received a B.B.A. from The University of Texas at Austin and is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

     The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2000 to December 31, 2001. Such prices represent prices between dealers, do no include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                        Fiscal Year Ended 2001      Fiscal Year Ended 2000
                       ------------------------    ------------------------
                           High         Low            High          Low
                       -----------    ---------    ----------    ----------
First Quarter.........   $  4.19       $  1.16      $  10.06      $  6.38
Second Quarter.......       4.15          1.06          8.25         4.25
Third Quarter.........      3.93          1.19          6.97         4.13
Fourth Quarter........      1.62          1.10          4.69         1.66

     As of December 31, 2001 and March 15, 2002, the Company had issued 70,807,392 and outstanding 70,784,475 shares of its Common Stock. As of March 15, 2002, the Company's Common Stock was held by approximately 147 shareholders of record. The Company estimates that there are approximately 4,331 beneficial shareholders.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes and the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for each of the years ended December 31, 2000, 1999, 1998 and 1997 and the consolidated balance sheet data at December 31, 2000, 1999, 1998 and 1997 are derived from the consolidated financial statements of StarGuide, which have been audited by KPMG LLP, independent public accountants. The consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 is derived from the consolidated financial statements of the Company, which were audited by KPMG LLP, independent public accountants. Statement of Operations:

Statement of Operations:

                                                                     For the years ended December 31,
                                                         2001         2000         1999         1998         1997
                                                         ----         ----         ----         ----         ----
                                                                  (in thousands, except per share amounts)
Revenues                                             $   70,700   $   14,419   $   13,068   $   11,819   $   23,977
                                                    -----------------------------------------------------------------

Costs and expenses
          Cost of revenues                               37,413        9,802        8,128        8,137       14,676
          Sales and marketing                             5,615        2,742        3,209        2,965        2,823
          Research and development                        4,604        3,111        3,383        2,547        2,770
          General and administrative expenses:
           Noncash stock award charges                       -        19,630           -            -            -
           Other                                         12,187        5,330        3,087        2,878        3,101
          Merger charge                                     791           -            -            -            -
          Depreciation and amortization                  17,065          824          973        1,267        1,014
                                                    -----------------------------------------------------------------
               Total expenses                            77,675       41,439       18,780       17,794       24,384
                                                    -----------------------------------------------------------------
Loss from operations                                 $   (6,975)  $  (27,020)  $   (5,712)  $   (5,975)  $     (407)

Other (income) expense:
          Interest and other (income) expense, net        2,054         (279)         258          593          775
          Equity in losses of joint venture                  -         1,125        3,030        2,282        3,276
                                                    -----------------------------------------------------------------
Net loss                                             $   (9,029)  $  (27,866)  $   (9,000)  $   (8,850)  $   (4,458)
                                                    -----------------------------------------------------------------

Basic and diluted net loss per common share          $    (0.13)  $    (0.68)  $    (0.23)  $    (0.27)  $    (0.14)
                                                    -----------------------------------------------------------------
Weighted average common shares outstanding
              Basic                                      70,443       40,912       39,183       33,372       32,957
                                                    =================================================================
              Diluted                                    70,443       40,912       39,183       33,372       32,957
                                                    =================================================================

Balance Sheet Data:
                                                                             December 31,
                                                      2001         2000         1999         1998         1997
                                                      ----         ----         ----         ----         ----
Cash and cash equivalents                             $    2,724  $     2,891  $     2,145  $     1,876  $       338
Working capital                                           (1,354)         918        3,259       (1,691)      (1,529)
Property and equipment, net                               17,820          870          725          959        1,480
Total assets                                             235,457       11,102       14,062        7,847       10,201
Long-term debt, net of current portion                     9,496           -         5,000        5,586        6,234
Shareholders' equity (deficit)                           196,682      (11,498)     (14,675)      (5,982)      (5,634)

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

     DGS was incorporated in 1991. The Company owns a nationwide digital network that beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 875 television stations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Dallas, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

     In January 2001, the Company completed its merger with StarGuide pursuant to the Agreement and Plan of Merger by and among DGS, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DGS, and StarGuide. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company prior to the merger are that of StarGuide and DGS' results of operations have been included subsequent to January 1, 2001. Upon the completion of the merger, each share of StarGuide common stock converted into the right to receive 1.7332 shares of common stock of the Company. Under the merger agreement, StarGuide's options and warrants were assumed by the Company based on the same exchange ratio.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

         .     allowance for doubtful accounts;
         .     revenue recognition; and
         .     intangible assets and goodwill.

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts relates to trade accounts receivable. Financial Statement Schedule II summarizes the activity in this account. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a monthly basis and adjustments are recorded as deemed necessary.

     Revenue Recognition. The Company derives revenue from primarily two sources- (1) services - which consist primarily of revenue for digital and analog audio, video and videotape distribution as well as outsourcing of personnel and (2) product sales - which consist of sales of audio and video distribution equipment.

     The Company's services revenue from digital distribution of audio and video advertising content is billed based on a contracted rate per transmission, and the Company recognizes revenue for these services upon notification of successful transmission of the content at the broadcast destination. Revenue for distribution of analog audio and video content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. The Company also receives revenue from the provision of outsourcing of personnel. Revenue for these services is billed based on timesheets received and approved by customers, and revenue is recognized on a monthly basis for hours incurred and billed in that month.

     The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. The Company analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. At the time of the transaction, the Company assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. For all sales, the Company uses either a binding purchase order or signed sales agreement as evidence of an arrangement. Shipping and handling revenues are included in product revenues and costs are included in product costs. Revenue from arrangements for the sale of products that include software components that are more than incidental to the functionality of the related product are accounted for under AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 requires that when a product is sold that contains a significant software component, and the Company has no objective third party evidence as to the relative fair values of each of the components sold, the total sales value should be deferred and recognized on a straight line basis over the life of the arrangement as documented in the sales agreement.

          Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include the following:

..     significant underperformance relative to expected historical or projected future operating results;
..     significant changes in the manner or use of the acquired assets or the strategy for the Company's overall business;
..     significant negative industry or economic trends;
..     significant decline in its stock price for a sustained period; and
..     the Company's market capitalization relative to net book value.

     If the Company determines that the carrying value of identifiable intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company's average cost of funds. Net intangible assets and goodwill amounted to approximately $196 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, the Company will cease to amortize goodwill at January 1, 2002. The Company recorded approximately $9.5 million of goodwill amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 will require the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company's reporting units, the Company will be required to compare and contrast the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. SFAS No.142 does state that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company expects to complete the initial impairment review during the first half of 2002. The transitional impairment loss, which the Company expects to be significant, will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

RESULTS OF OPERATIONS

2001 versus 2000

     Reported operating results for the year ended December 31, 2001 are not comparable with the same prior year periods due to the merger between DGS and StarGuide, which occurred effective January 1, 2001. The merger was accounted for as a reverse acquisition, thus historical results reflect only StarGuide for the year ended December 31, 2000. In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by unaudited pro forma financial information that gives effect to the merger as if it had occurred at the beginning of 2000.

                             Year ended December 31,
                             2001              2000
                             ----              ----
As reported:
       Revenues          $   70,700        $   14,419
       Cost of revenues  $   37,413        $    9,802

Pro Forma:
       Revenues          $   70,700        $   69,130
       Cost of revenues  $   37,413        $   40,098

     Revenues. Revenues for the year ended December 31, 2001 increased $56,281,000, or 390%, due to the incremental business that was acquired in the merger and incremental revenues related to new radio syndication agreements with major broadcasters.

     On a pro forma basis, revenues increased 2% for the year ended December 31, 2001. Revenue from sales of products increased $5.8 million, or 40%, due primarily to sales contracts with major broadcasters. Revenue from services decreased $4.3 million, or 8%, due primarily to a decrease in political revenue from 2000, as 2000 was an election year.

     Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $27,611,000 for the year ended December 31, 2001 as follows:

     . $27,762,000 increase related to revenues of DGS, which were not included in 2000.
     . $151,000 decrease related to the mix of products sold during 2001 versus 2000.

     On a pro forma basis, cost of revenues decreased 7% for the year ended December 31, 2001 to $37.4 million compared to $40.1 million for the same prior-year period. The decline is primarily a result of lower telecommunications costs as a result of negotiating a lower rate structure with our primary telecommunications provider, MCI WorldCom. In addition, reductions in headcount due to synergies from the merger and reduced operating expenses as a result of the relocation of the DGS NOC from San Francisco, California to Irving, Texas during 2001 contributed to the lower costs.

     Sales and marketing. Sales and marketing expense increased $2,873,000, or 105%, for the year due to additional expenses of $4,158,000 related to the incremental business acquired in the merger offset by a reduction in expenses of $1,285,000 due primarily to a reduction in headcount resulting from synergies from the merger

     Research and development. Research and development expense increased $1,493,000, or 48%, of which $2,353,000 relates to the incremental business that was acquired in the merger, offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software.

     General and administrative. General and administrative expenses decreased $12,773,000, or 51%, primarily due to the following:

     . $8,006,000 of expense related to the incremental business that was acquired in the merger.
     . $19,630,000 reduction of expense related to noncash stock awards recognized during the year ended December 31, 2000 that was nonrecurring.
     . $1,149,000 reduction in expenses due to reductions in headcount and savings resulting from synergies from the merger.

     Depreciation and Amortization Depreciation and amortization expense was $17,065,000 and $824,000 in 2001 and 2000, respectively. The increase in depreciation expense from 2000 to 2001 is due to the DGS/StarGuide merger that occurred in January 2001, which added approximately $16 million in property, plant and equipment and approximately $197 million in goodwill and other intangible assets. Included in depreciation and amortization is goodwill amortization of $9,544,000 in 2001.

     Interest Income and Interest Expense

     The Company has derived interest income from the short-term investment of its cash in US money market funds. Fluctuations in interest income are due to differences in the levels of cash used to fund Company operations and interest rates.

     Interest expense incurred by the Company was $1,772,000 and $21,000 in 2001 and 2000, respectively. This expense relates primarily to long-term debt and lease agreements. The significant increase from 2000 to 2001 was a result of the purchase of Musicam Express, upon which the Company refinanced debt of $9.8 million that was assumed as a result of the acquisition. Total long-term debt and capital lease liabilities outstanding was $16,790,000 at December 31, 2001. The Company had no long-term debt outstanding at December 31, 2000.

2000 versus 1999

     Revenues. Consolidated revenues for the years ended December 31, 2000 and 1999 were $14,419,000 and $13,068,000 respectively. The increase in revenue includes $3,220,000 related to deliveries under new development, supply, and service agreements with two large broadcasters. This was offset by the completion of a satellite project for an international customer in 1999 that added $1,168,000 of revenue in 1999 but did not contribute any revenue in 2000.

     Cost of revenues. Cost of revenues for the year ended December 31, 2000 was $9,802,000 compared to $8,128,000 for the year ending December 31, 1999, yielding gross profit margins of 32.1% for 2000 and 37.8% for 1999. Gross profit was adversely affected in 2000 by certain fixed costs related to expanding CoolCast(TM) operations and fulfilling the development, supply, and service agreements.

     Sales and marketing. Sales and marketing expense for the year ended December 31, 2000 was $2,742,000 or 19.0% of revenues compared to $3,209,000 or 24.6% of revenues for the year ended December 31, 1999. The decline is primarily due to reduced professional consulting fees in 2000 compared to 1999 as a result of performing more of the CoolCast(TM) marketing function in-house in 2000 versus 1999. Sales and marketing expense decreased by approximately $230,000 as a result of a reduction of personnel and not extending related international sales distributor agreements in April 1999.

     Research and development. Research and development expense was $3,111,000 and $3,383,000 for the years ended December 31, 2000 and 1999, respectively. The decrease is primarily due to the completion of certain new product development projects during late 1999.

     General and administrative. General and administrative costs were $5,330,000 for the year ended December 31, 2000, as compared to $3,087,000 for the year ended December 31, 1999. The overall increase is a result of additional administrative and financial personnel and associated operating expenses beginning in mid 1999. The additional personnel were added to develop and execute strategic corporate, financial, and operational plans. In addition, legal and patent fees increased $723,000 due to the increased volume of contractual and intellectual property activity, professional fees for audit work increased $161,000, and expenses of $425,000 were incurred as a result of a dispute with an international distributor.

     Noncash stock compensation expense of $18,375,000 was recorded in the first quarter of 2000 related to the issuance of warrants to StarGuide's Chairman and stock purchase rights to a third party to purchase up to 3,899,700 and 346,640 shares of common stock, respectively, at grant prices of less than the fair value of the stock. The board of directors formally approved issuance of these warrants and stock purchase rights in the first quarter of 2000. In addition, $1,255,000 of noncash stock compensation expense was recorded in the fourth quarter of 2000 related to the issuance of stock options to employees with exercise prices less than the fair value of the stock on the date of grant.

     Depreciation and amortization. Depreciation and amortization expense was $824,000 for the year ended December 31, 2000, compared to $973,000 for the year ended December 31, 1999. The decrease is primarily due to some assets becoming fully depreciated. Interest and other income increased $11,000 from $289,000 for the year ended December 31, 1999 to $300,000 for the year ended December 31, 2000. This increase was due to higher cash and cash equivalent balances available for investment in 2000.

     Interest expense. Interest expense was $21,000 for the year ended December 31, 2000 compared to $547,000 for the year ended June 30, 1999. The decrease in interest expense is the result of retirement of debt.

     Equity in losses of joint venture. The loss from joint venture decreased $1,905,000 from $3,030,000 for the year ended December 31, 1999 to $1,125,000 for the year ended December 31, 2000. This decrease was principally due to the impairment of fixed assets of the joint venture during the fourth quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $4.9 million in 2001. Cash used in operating activities was $3.6 million in 2000 while cash provided by operating activities in 1999 was $3.3 million. Cash flows from operating activities improved during 2001 as compared to 2000. Such increase is primarily due to the revenue increase of 390% and operating expense increasing by only 189%, as discussed above. Cash flows from operating activities decreased during 2000 as compared to 1999 primarily due to significant development, supply, and service agreements executed and delivered during 1999, resulting in cash payments during 1999.

     The Company used $3.2 million, $0.7 million and $0.5 million of cash in 2001, 2000 and 1999, respectively, to purchase property and equipment. In addition, $1.6 million of property and equipment has been acquired through capital leases in 2001. The capital additions for each of the three years were a result of the Company's continued expansion of its network and continued product development.

     During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was acquired as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at December 31, 2001 and an additional $4.5 million was available for borrowing. The Company is required to maintain various financial covenants, including minimum levels of earnings before interest, taxes and depreciation and amortization, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company is subject to annual limitations on capital expenditures and capital lease borrowings and is required to meet an annual leverage ratio. At December 31, 2001, the Company was in compliance with these covenants.

     Net principal payments on long-term debt were $0.6 million, $5.7 million and $0.7 million in 2001, 2000 and 1999, respectively, reflecting the increases in regularly scheduled payments of the increased capital lease liability incurred to finance equipment and property acquisitions. Scheduled debt repayments for 2002 are $7.3 million.

     The Company has raised cash through the sale of common and preferred stock in the past, most recently in 1999. Proceeds from the sale of stock have been used to fund acquisitions, make capital expenditures, repay debt and fund continuing operations. There can be no assurances that the Company could raise additional funds through the sale of common or preferred stock in the future.

     The Company currently has no significant capital commitments other than the commitments under capital leases. The Company also has ongoing commitments with its telephone service provider to spend a minimum of $3.6 million in 2002. Based on management's current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company's projected working capital and capital lease commitments and other cash requirements through the foreseeable future.

     The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. At December 31, 2001, future minimum annual payments under capital leases are $1,964 in 2002, $486 in 2003 and $49 in 2004. The present value of obligations under capital lease was $2,290, of which $1,794 is classified as a current liability. As of December 31, 2001, future minimum annual payments under operating leases are as follows:
2002 - $1,952; 2003 - $1,930; 2004 - $1,527; 2005 - $1,184; 2006 - $746 and
thereafter - $0.

     As of December 31, 2001, the Company has non-cancelable future minimum purchase commitments with its primary telephone service provider of $3.6 million for 2002.

CERTAIN BUSINESS CONSIDERATIONS

     In evaluating an investment in our common stock, the following business considerations should be considered.

We  have a history of losses and our future operating results are uncertain.

     We have been unprofitable since our inception and future profitability is uncertain. We could continue to generate net losses in the near future, which could depress our stock price. Historical revenue growth rates may not be sustainable and as such, should not be used as an indication of future revenue growth, if any, or as an indication of future operating results. Future success also depends in part on obtaining continued reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, continue to upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve or sustain profitability.

Our revenues are subject to seasonal buying patterns and lengthy sales cycles that can adversely affect operating results and lead to potential fluctuations in quarterly results.

     We have historically experienced lower sales for services in the first quarter and higher sales in the fourth quarter due to increased customer advertising volumes for the Christmas selling season. Additionally, in any single period, our service revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In particular, our service operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the "sweeps" rating periods that currently take place in February, May, August and November. We have historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting revenues and operating results. Fluctuations in revenues due to seasonality may become more pronounced as revenue growth rates slow. In addition, service revenues are influenced by political advertising, which generally occurs every two years.

     Due to the complexity and substantial cost associated with providing integrated product solutions to provide audio, video, data and other information across a variety of media and platforms, licensing and selling our products to customers typically involves a significant technical evaluation and commitment of cash and other resources. In addition, there are frequently delays associated with educating customers as to the productive applications of our products, complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain of our foreign customers have lengthy purchasing cycles that may increase the amount of time it takes us to place our products with these customers. For these and other reasons, the sales cycle associated with the licensing and selling of our products is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations, both of which are beyond our control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular quarter is not realized in that quarter, our product revenues and operating results for that quarter could be negatively affected. We expect revenues to vary significantly as a result of the timing of product purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced version of our products and services, the level of use of networking satellite and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

     Our expense levels are based, in part, on our expectations of future revenue levels. If revenue levels are below expectations, operating results are likely to be seriously harmed. To the extent that some of our costs are relatively fixed, such as personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter.

We may not be able to secure additional financing to satisfy future capital needs.

     We may require additional capital sooner than currently anticipated in order to fund future operations and growth and we may not be able to obtain additional funds adequate for our needs. We intend to continue making capital expenditures to produce and install various equipment required by our customers to receive our services and to introduce additional services. We also expect to continue making capital expenditures related to our acquisition and integration of StarGuide. In addition, we will continue to analyze the costs and benefits of acquiring certain additional businesses, products or technologies that we may from time to time identify. Assuming that we do not pursue one or more additional acquisitions funded by internal cash reserves, we anticipate that existing capital, cash from operations and funds available under existing line of credit agreements should be adequate to satisfy our capital requirements through the foreseeable future. Our capital needs depend upon numerous factors, including:

     .     the progress of  product development activities;

     .     the cost of increasing sales and marketing activities; and

     .     the amount of revenues generated from operations.

     We cannot predict any of the foregoing factors with certainty. In addition, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions. Furthermore, additional financing may not be available to us, or if it is available, it may not be available on acceptable terms. Our inability to obtain financing for additional acquisitions on acceptable terms may prevent us from completing advantageous acquisitions and consequently could seriously harm our prospects and future rates of growth. Our inability to obtain additional funding for continuing operations or an acquisition would deter the growth of our business and could impair our operations. Consequently, we could be required to significantly reduce or suspend operations, seek an additional merger partner or sell additional securities on terms that are dilutive to existing investors

We operate in developing markets. If these markets do not continue to develop, or do not accept our products and services, our future growth could be jeopardized.

     Our products and services are relatively new, and alternative technologies are rapidly evolving. It is difficult to predict the rate at which the market for such products and services will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, we may also fail to grow. Even if the market does grow, our products and services may not achieve commercial success. We may not be able to conform our products to existing and emerging industry standards in a timely fashion, if at all. We believe that our future growth will depend, in part, on our ability to add these services and additional customers in a timely and cost-effective manner. However, we may not be successful in developing such services or in obtaining new customers for such services. Furthermore, we may not be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of the Company's network, including the Company's field receiving equipment and rooftop satellite antennae.

     Our marketing efforts to date with regard to our products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. We may not have correctly identified such markets and our planned products and services may not address the needs of such markets. Furthermore, our technologies, in their current form, may not be suitable for specific applications and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary. Broad commercialization of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict. To achieve sustained growth, the market for such products must continue to develop and we must expand our product offering to include additional applications within the broadcast market. Such new products and applications for existing products in new markets such as distance learning and training, finance and retail. We believe that our products and services are among the first commercial products to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services. However, the market may not accept our products. In addition, it is possible that:

     .     the convergence of several industry segments may not continue;

     .     markets may not develop as a result of such convergence; or

     . if markets develop, such markets may not develop either in a direction beneficial to our products or product positioning or within the time frame in which we expect to launch new products and product enhancements.

     Because the convergence of digital networking, telecommunications, compression products and Internet services is new and evolving, we cannot predict the growth rate, if any, and the size of the potential market for our products. If markets for our products fail to develop, develop more slowly than expected or become served by numerous competitors, or if our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized.

If we are not able to develop new products and services to respond to rapid technological changes, our success could be compromised.

     If we are not able to develop new products and services in a timely and cost-effective fashion to respond to technological changes and deliver products and services at competitive prices, operating results will likely suffer and our stock price could decline. The markets for our products and services are characterized by rapidly changing technology. The introduction of new products and services can render existing products obsolete or unmarketable. We may not be successful in identifying, developing, contracting for the manufacture of and marketing product enhancements for new products and services that respond to technological change or meet emerging industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of any new products, product enhancements or services, and these products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we experience delays in introducing new products and services or enhancements to existing products and services, our customers may begin to use the products and services of our competitors, resulting in a loss of revenue. Furthermore, new or enhanced products offered by us may contain defects when they are first introduced or released. If we are unable to develop and introduce new products and services or enhancements of existing products and services in a timely manner and with a significant degree of market acceptance, our ability to become profitable in the future would be jeopardized.

If we are not able to maintain and improve service quality, our business and results of operations will be susceptible to decline.

     We depend on making cost-effective deliveries to broadcast stations within the time periods requested by our customers. If we are unsuccessful, for whatever reason, a station might be prevented from selling airtime that it otherwise could have sold. Although we disclaim any liability for lost air-time, stations may nevertheless assert claims for lost air-time in these circumstances and dissatisfied advertisers may refuse to make further deliveries through us in the event of a significant occurrence of lost deliveries, which would result in a decrease in our revenues or an increase in our expenses, either of which could lead to a reduction in net income or an increase in net loss. Although we maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster), which could result in a prolonged interruption of our business. Our ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including:

     .     equipment failure;

     .     interruption in services by telecommunications service providers;
           and

     . our inability to maintain our installed base of audio and video units that comprise our distribution network.

Our business is highly dependent on radio and television advertising; if demand for, or margins from, our radio and television advertising delivery services declines, our business results will decline.

     We expect that a significant portion of our revenues will continue to be derived from the delivery of radio and television advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. A decline in demand for, or average selling prices of, our radio and television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business:

     .     competition from new advertising media;

     .     new product introductions or price competition from competitors;

     . a shift in purchases by customers away from DG Systems' premium services; and

     .     a change in the technology used to deliver such services.

     Additionally, we are dependent on our relationship with the radio and television stations in which we have installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership or discontinue the use of our equipment in any way, our revenues and results of operations would decline.

Our business is highly dependent on electronic video advertising delivery service deployment.

     Our inability to place units necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or our inability to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our NOC and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure the investor that the placement of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

     In addition, we believe that to more fully address the needs of potential video delivery customers we will need to develop a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other United States markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

     While we are taking the steps we believe are required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, we may not achieve such goals because they are highly dependent on the services provided by our telecommunication providers and the technological capabilities of both our customers and the destinations to which content is delivered. If our telecommunication providers are unable or unwilling to provide us the services necessary at a rate we are willing to pay or if our customers and/or their delivery destinations do not have the technological capabilities necessary to send and/or receive video content, our goals of adequate network capacity and scalability could be jeopardized.

     In addition, we may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both media content unless we can successfully continue to develop and provide video transmission services. The failure to retain such customers could result in a reduction of revenues, thereby decreasing our ability to achieve and maintain profitability.

     The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources.

     We provide services that compete with a variety of dub and ship houses and production studios in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations. The principal competitive factors affecting these markets are ease of use, price, timeliness and accuracy of delivery. Although such dub and ship houses and production studios generally do not offer electronic delivery, they have long-standing ties to local distributors that may be difficult for us to replace. Some of these dub and ship houses and production studios have greater financial, distribution and marketing resources and have achieved a higher level of brand recognition than we have. Certain of our competitors in the video distribution market are also our marketing partners in the audio distribution market.

     To the extent that we are successful in entering new markets, such as the delivery of other forms of content to radio and television stations, we would expect to face competition from companies in related communications markets and/or package delivery markets. Some of these companies in related markets could offer products and services with functionality similar or superior to ours. Telecommunications providers, such as AT&T, MCI Worldcom and Regional Bell Operating Companies, could also enter the market as competitors with materially lower electronic delivery transportation costs. We could also face competition from entities with package delivery expertise such as Federal Express, United Parcel Service, DHL and Airborne if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

     We expect that an increasingly competitive environment will result in price reductions that could result in lower profits and loss of market share. Moreover, the market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many of our competitors to devote significantly greater resources to the development and marketing of new competitive products and services. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. Accordingly, we may not be able to compete successfully with new or existing competitors, and the effects of such competition could result in a decrease in our anticipated future growth.

     The markets in which we sell products are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance of our products and those of our competitors, the timing and success of new product introductions, the emergence of new technologies and the number and nature of competitors in a given market. In addition, the assertion of intellectual property rights by others and general market and economic conditions factor in to our ability to compete successfully.

     We are aware of other companies that are intensifying their focus and may commit significant resources on developing and marketing products and services that will compete with ours. Such competitors and potential competitors may have substantially greater financial, technical, research and development, distribution, marketing and other resources and larger installed customer bases than us. We may not be able to compete successfully against current and future competitors based on these and other factors. A number of the markets in which our products are sold are also served by technologies that are currently more widely accepted. Our potential customers may not be willing to make the initial capital investment necessary to convert to StarGuide's products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound quality in a cost-effective manner. Additionally, competitors may be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems.

Our business may be adversely affected if we are not able to protect our intellectual property rights from third-party challenges.

     We cannot assure that our intellectual property does not infringe on the proprietary rights of third parties. The steps that we have taken to protect our proprietary information may not prevent misappropriation of such information, and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. We consider our trademarks, copyrights, advertising and promotion design and artwork to be of value and important to our business. We rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights. We do not have any patents or patent applications pending. We generally enter into confidentiality or license agreements with our employees, distributors and customers and limit access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

     While we believe that our trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we may still receive future communications from third parties asserting that we are infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management personnel. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business, or, if obtainable, such licenses may not be available on commercially reasonable terms, either of which could prevent our ability to operate our business.

We face risks associated with international sales that could impact our business.

     We derive some of our revenues from sales outside of the United States and have increased and plan to continue to increase our international sales and marketing efforts and expect that revenues derived from international sales will continue to grow as a percentage of revenues. There are a number of factors inherent in our international business activities, which could result in decreased sales or increases in expenses if international sales increase as a percentage of sales. These factors include the following:

     . unexpected changes in United States or other government policies concerning the import and export of goods, services and technology and other regulatory requirements, tariffs and other trade barriers;

     . costs and risks associated with modifying products for use in foreign countries in a timely manner;

     . longer accounts receivable payment cycles associated with international deliveries as compared to accounts receivable generated from sales inside the United States due to increased delivery times;

     . potentially adverse tax consequences due to foreign governments attempting to restrict imports; and

     . increased taxes and regulatory burdens in order to bring earnings generated in international markets back into this United States and the burdens of complying with or enforcing contracts under a wide variety of foreign laws.

     Fluctuations in currency exchange rates could affect revenues denominated in currencies other than the United States dollar and cause a reduction in revenues derived from sales in a particular country. Our ability to recoup our investments in foreign markets would be jeopardized to the extent that the governments and/or companies of those markets experience instability sometimes associated with certain international markets. In addition, our earnings abroad may be subject to taxation by more than one jurisdiction.

We may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute shareholder value or divert management attention.

     Our business strategy includes the acquisition of complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

     . the difficulty of assimilating the operations and personnel of the acquired companies;

     .  the potential disruption of our business;

     . the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

     . the maintenance of uniform standards, controls, procedures and policies;

     .  the potential loss of key employees of acquired companies; and

     . the impairment of relationships with employees and customers as a result of changes in management and operational structure.

     We may not be able to successfully complete any acquisition or, if completed, the acquired business or product line may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel, and technologies associated with an acquired business and/or product line may negatively affect our business and results of operation.

Failure to manage our growth could hinder the future success of our business.

     We have experienced rapid growth over the past several years that has resulted in new and increased responsibilities for management personnel and that has placed and continues to place a significant strain on our operating, management and financial systems and resources. Our personnel, systems, procedures and controls may not be adequate to support our existing and future operations. To accommodate this growth and to compete effectively and manage future growth, if any, we must continue to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our work force. We must continue to further develop our products and services while we manage anticipated growth by implementing effective planning and operating processes, such as continue to implement and improve our operational, financial and management information systems; hire and train additional qualified personnel; continue to expand and upgrade our core technologies; and effectively manage multiple relationships with various customers, joint venture and technological partners and other third parties.

We depend on our key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

     We believe that our future success will depend to a significant extent upon the services of certain key executive officers, particularly Scott K. Ginsburg, Chairman of the Board; Matthew E. Devine, Chief Executive Officer; Omar A. Choucair, Chief Financial Officer; and Jeffrey
A. Dankworth, StarGuide's President. We do not have employment agreements with any of these key executive officers, and we do not carry key-man insurance. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

     Our future success also depends upon our ability to retain and to attract and retain highly qualified management, sales, operations, technical and marketing personnel. We believe there is, and will continue to be, intense competition for personnel with experience in the markets applicable to our products and services. Because of this intense competition, we may not be able to retain our key personnel or attract, assimilate or retain other highly qualified technical and management personnel in the future. Our inability to retain or to attract additional qualified personnel as needed could have a considerable impact on our business.

Certain provisions of our bylaws may have anti-takeover effects that could prevent a change in control even if the change would be beneficial to our shareholders.

     Our classified board might discourage the acquisition of a controlling interest of our stock because such acquirer would not have the ability to replace our directors, except as the term of each class expires. Our Board of Directors amended our bylaws so that, commencing with the 2001 annual meeting of stockholders, the directors were divided into three classes with respect to the time for which they hold office. The term of office of the first class expires at the 2002 annual meeting of stockholders, the term of office of the second class expires at the 2003 annual meeting of stockholders, and the term of office of the third class expires at the 2004 annual meeting of stockholders. At each annual meeting of stockholders commencing with the 2002 annual meeting, directors elected to succeed those directors whose terms then expire will be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

Because the Nasdaq National Market is likely to continue to experience extreme price and volume fluctuations, the price of our common stock may decline, thus making your investment more risky.

     The stock markets, particularly the Nasdaq National Market, on which our common stock is listed, have experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of technology-related companies and have often been unrelated or disproportionate to the operating performance of those companies. Our common stock may not trade at the same levels of shares as that of other technology companies.

     Some of the factors that may cause the market price of our common stock to fluctuate significantly, include:

     .  the addition or departure of key personnel;

     .  variations in our quarterly operating results;

     . announcements by us or our competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

     .  changes in financial estimates by securities analysts;

     .  sales of common stock or other securities in the future;

     . changes in market valuations of networking, Internet and telecommunications companies;

     .  fluctuations in stock market prices and trading volumes generally;

     .  sale of shares of common stock by significant holders; and

     .  changes in general economic conditions, including interest rate levels.

Sales of substantial amounts of our common stock in the public market could negatively affect the market price of our common stock.

     Sales of substantial amounts of common stock, or the perception that these sales could occur, may depress prevailing market prices for the common stock. The sale of substantial amounts of our shares (including shares issued upon exercise of outstanding options) may cause substantial fluctuations in the price of our common stock. In addition, sales of a substantial amount of our shares within a short period of time could cause our stock price to steeply fall. Because investors would more than likely be reluctant to purchase shares of our common stock following substantial sales, our ability to raise capital through the sale of additional stock could be impaired.

Insiders have substantial control over us, which will limit an investor's ability to influence corporate actions, including changes in control.

     Our executive officers and directors and their respective affiliates own approximately 48% of our common stock, not including options or warrants to purchase additional shares of common stock. As a result, these shareholders are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control even if a change of control is in the best interest of all shareholders.

We face risks associated with being delisted from the Nasdaq National
Market.

     The holders of our registered common stock currently enjoy a substantial benefit in terms of liquidity by having such common stock listed on the Nasdaq National Market System. This benefit would be lost if we were to be delisted from the Nasdaq National Market. Nasdaq rules require, among other things, that our common stock trade at $1 per share or more on a consistent basis. While we believe we are currently in compliance with Nasdaq's listing requirements and corporate governance rules, we cannot assure the investor that this is the case or that we will be able to continue to keep our registered common stock listed on the Nasdaq National Market System or a similar securities exchange.

Our inability to enter into or develop strategic relationships in our key industry segments could impact our operating results.

     Our strategy depends in part on the development of strategic relationships with leading companies in key industry segments, including media broadcasters and digital system providers. We may not be able to successfully form or enter into such relationships, which may jeopardize our ability to generate sales of our products or services in those segments. Specific product lines are dependent to a significant degree on strategic alliances and joint ventures formed with other companies. This is particularly true with our CoolCast(tm) service, which depends on relationships with providers of audio and video content and providers of broadband Internet access. We may not be able to obtain exclusive contracts with Internet service providers for deployment of our CoolCast(tm) service within their networks, and it is possible that many Internet service providers will allow our competitors to install equipment at their sites and to provide similar broadband services within their networks. Various factors could limit our ability to enter into or develop strategic relationships, including, but not limited to, our relatively short operating history, history of losses and the resources available to our competitors.

Our business will suffer if it is not able to overcome the numerous risks associated with the use of complex technology.

     The networks and the individual components within networks used in providing our distribution and CoolCast(tm) services are highly complex. Our services may be subject to errors and defects in software or hardware. Additional problems in delivery of service could result from a variety of causes, including human error, physical or electronic security breaches, natural disasters, power loss, sabotage or vandalism. Such problems or defects could result in:

     .  loss of or delay in revenues and loss of market share;

     .  loss of customers;

     .  failure to attract new customers or achieve market acceptance;

     .  diversion of development resources;

     .  loss of credibility;

     .  increased service costs; or

     .  legal action by our customers.

     In addition, because some equipment involved in providing our information distribution and CoolCast(TM) services are located in the facilities of others, such as broadcast affiliates, Internet service providers and broadband access providers, we must rely on third parties to care for equipment needed to provide our services. For example, after we place our equipment in the facilities of others and ensures it is functioning properly, we rely on the facility to monitor the equipment to ensure that it maintains power, continues to receive a signal from the carrier and is connected to the facilities network in order to deliver the signal.

Our future growth and profitability depends in part on the strength of the intellectual property associated with the CoolCast(TM) service and technology

     Our business plan and future growth depend in part on the successful deployment of our CoolCast(TM) service. CoolCast(TM) is still in a preliminary stage of development and has not yet been fully deployed commercially. There currently is no economic model for CoolCast(TM) that is proven to generate a profit, and we may not be able to establish a successful economic model. Our inability to accomplish any of the following could inhibit the profitability of CoolCast(TM) and could significantly affect our business:

     .  protecting CoolCast(TTM) intellectual property from infringement;

     . competing effectively in the market for delivery of Internet-related content;

     . obtaining necessary rights to video or audio content (or avoiding the requirement to expend significant capital in obtaining such rights);

     . expand our presence in the broadcasting industry and target new market opportunities ;

     . gaining access to sufficient operational broadband delivery networks;

     . provide Internet-related video and audio content delivery through commercial application; or

     . establishing a workable and profitable business model for CoolCast(TM).

We depend upon single or limited-source suppliers, and our ability to produce audio and video distribution equipment could be impacted if those relationships were discontinued.

     We rely on fewer than five single or limited-source suppliers for integral components used in the assembly of our audio and video units. Although these suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, it would delay our deployment of audio and video units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may in the future become our competitors , possibly entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling their products or components to us at commercially reasonable prices or completely stop selling their products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we were able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our products, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

     We obtain our local access transmission services and long distance telephone access through an exclusive contract with MCI Worldcom ("MCI"), which expires in November 2002. Our agreement with MCI provides for reduced pricing on various services provided in exchange for minimum purchases under the contract of $3.6 million per year. The agreement provides for certain achievement credits once specified purchase levels are met. Based on our current relationship with MCI, we believe that MCI will renew the agreement in 2002 on existing or more favorable terms. In the event that we are unable to renew our agreement with MCI, there are numerous alternative providers in the current long-distance telecommunications industry for the services that are currently provided to us by MCI. However, any material interruption in the supply or a material change in the price of either local access or long distance carrier service could increase our costs or cause a significant decline in our revenues, thereby decreasing our operating results.

We face various risks associated with purchasing satellite capacity.

     As part of our strategy of providing transmittal of audio, video, data, and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although we attempt to match these expenditures against anticipated revenues from sales of our products to customers, we may not be successful at estimating anticipated revenues, and actual revenues from sales of our products may not exceed our expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect our financial condition and results of operations.

If our relationship with Hughes Network Systems is terminated, or if Hughes fails to perform as required under our agreement, our business could be interrupted.

     We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the Hughes Network Systems satellite system. However, the Hughes satellite system may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Hughes that expires in December 2002. The agreement provides for fixed pricing on dedicated bandwidth and gives us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. Hughes is required to meet performance specifications as outlined in the agreement, and we are given a credit allowance for future fees if Hughes does not meet these requirements. The agreement states that Hughes can terminate the agreement if we do not make timely payments or become insolvent.

Certain of our products depend on satellites; any satellite failure could result in interruptions of our service that could negatively impact our business and reputation.

     A reduction in the number of operating satellites or an extended disruption of satellite transmissions would impair the current utility of the accessible satellite network and the growth of current and additional market opportunities. Satellites and their ground support systems are complex electronic systems subject to weather conditions, electronic and mechanical failures and possible sabotage. The satellites have limited design lives and are subject to damage by the hostile space environment in which they operate. The repair of damaged or malfunctioning satellites is nearly impossible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. In addition, satellite transmission can be disrupted by natural phenomena causing atmospheric interference, such as sunspots.

     Certain of our products rely on signals from satellites, including, but not limited to, satellite receivers and head end equipment. Any satellite failure could result in interruptions of our service, negatively impacting our business. We attempt to mitigate this risk by having our customers procure their own agreements with satellite providers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company provides some services to entities located outside of the United States and, therefore, is subject to the risk that the exchange rates will adversely impact the Company's results of operations. The Company believes this risk to be immaterial to the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in the Company's Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age  Title(s)
----                          ---  --------
Scott K. Ginsburg /(2)/        49  Chairman of the Board
Matthew E. Devine              53  Chief Executive Officer and Director
Omar A. Choucair               40  Chief Financial Officer and Director
Lawrence D. Lenihan, Jr. /(2)/ 35  Director
David M. Kantor /(2)/          45  Director
Cappy R. McGarr /(1)/          50  Director
Jeffrey A. Dankworth           46  Director
Eric L. Bernthal               55  Director
Robert J. Schlegel /(1)/       52  Director
Kevin C. Howe /(1)/            53  Director

/(1)/  Member of the Audit Committee
/(2)/  Member of the Compensation Committee

     Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company's Chairman. Most recently Mr. Ginsburg served as Chief Executive Officer and Director of AMFM Corporation (formerly Chancellor Media). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the George Washington University Law Center in 1978.

     Matthew E. Devine joined the Company in July 1999 as Chief Executive Officer and Director. Prior to joining the Company, Mr. Devine served as Chief Financial Officer of AMFM Corporation (formerly Chancellor Media) and served as Chief Financial Officer, Executive Vice President, Treasurer, Secretary and Director for Evergreen Media Corporation. Between 1975 and 1988, Mr. Devine served in various finance positions at AMR Corporation, parent company to American Airlines.

     Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM Corporation (formerly Chancellor Media), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and is a Certified Public Accountant. Mr. Choucair became a Director in February 2001.

     Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. He joined the predecessor to this firm, Dawson-Samberg Capital Management, in 1996. He is also a Managing Member of the General Partner of Pequot Private Equity Fund II, L.P. Prior to joining Pequot, Mr. Lenihan was a principal at Broadview Associates, LLC from 1993 to 1996. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, most recently as the leader of an interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves as a director of several public and private companies including Netegrity, USSearch, Inc., Performaworks, Nextreme, Coordinate Care Solutions, Elance and Mediaplex, Inc.

     David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Mr. Kantor is a media industry consultant. Formerly, he was Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

     Cappy R. McGarr has been a member of the board since February 2001. Mr. McGarr is President of McGarr Capital Holdings, LLC, a firm specializing in managing domestic and offshore hedge funds. He received Bachelor of Arts, Bachelor of Journalism and Master of Business Administration degrees from the University of Texas at Austin. Upon completing his graduate degree in 1970, McGarr was employed by Goldman, Sachs & Co. He serves on the Board of Trustees of The John F. Kennedy Center for the Performing Arts and the Board of Directors of the Lyndon Baines Johnson Foundation.

     Jeffrey A. Dankworth has been President and a Director of StarGuide since 1995 and a director of the Company since February 2001. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984).

     Eric L. Bernthal has been a member of the board since February 2001. Mr. Bernthal is the Managing Partner of the Washington, DC office of Latham & Watkins, a law firm with more than 1,400 attorneys worldwide. He has practiced corporate and telecommunications law for 30 years, specializing in transactional and regulatory matters. Mr. Bernthal has represented companies in the media, communications, health care, consumer products and retail industries. Mr. Bernthal has been a partner in Latham & Watkins since 1986. Prior to joining Latham, Mr. Bernthal was an associate and then a partner in the Washington, DC law firm of Arent, Fox, Kintner, Plotkin & Kahn, from 1972 to 1986. He served on that law firm's Executive Committee for five years. Mr. Bernthal served as law clerk to the Honorable Ruggero J. Aldisert of the United States Court of Appeals for the Third Circuit in Philadelphia from 1970 to 1972. He earned an undergraduate degree from Columbia University in 1967 and a graduate degree from George Washington University Law Center.

     Robert J. Schlegel has been a member of the board since February 2001. Mr. Schlegel has been the CEO of The Pavestone Company, a manufacturer of decorative, environmental-friendly concrete landscape products, since 1980. Mr. Schlegel also built a health care company, PeopleCare Heritage Centers, including 2,200 nursing retirement care beds in 13 Texas facilities. Mr. Schlegel has been actively involved in the Dallas community with the Trinity Christian Academy, the Cox School of Business at Southern Methodist University, the Salvation Army, Students in Free Enterprise, the Alzheimer's Association, the Dallas Symphony, the Young Presidents' Organization and his own foundation, the Schlegel Horizons Foundation. Mr. Schlegel graduated with a B.A. degree in Economics from Wilfrid Laurier University in 1972.

     Kevin C. Howe is the Managing Partner of Mercury Ventures. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of three publicly traded technology firms that are listed on the Nasdaq and London exchanges. Mr. Howe also sits on the boards of five privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. He remains a director of Sage. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

     Information regarding the executive officers of the Company are included under Item 4A - Executive Officers of the Registrant

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions with Management" in the Proxy
Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2
Consolidated Balance Sheets as of December 31,
2001 and 2000.............................................................  F-3
Consolidated Statements of Operations for the three
years ended December 31,2001..............................................  F-4
Consolidated Statements of Shareholders' Equity
for the three years ended December 31, 2001...............................  F-5
Consolidated Statements of Cash Flows for the three years ended
December 31, 2001.........................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

2. FINANCIAL STATEMENT SCHEDULES

II - Valuation and Qualifying Accounts                                      S-1

3. EXHIBITS

Exhibit Number                               Exhibit Title
--------------                               -------------
     3.1 (d)     Certificate of Incorporation of registrant.

     3.2 (h) Certificate of Determination of Rights of Series A Convertible Preferred Stock of Digital Generation Systems, Inc., filed by the Secretary of State of the State of California on July 16, 1997.

     3.3 (b)     Bylaws of registrant, as amended to date.

     4.1 (b)     Form of Common Stock Certificate.

    10.1 (b) 1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

    10.2 (b)     Form of Directors' and Officers' Indemnification Agreement.

    10.3 (b) 1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

    10.4 (b)     Form of Restricted Stock Agreement. *

    10.5 (c) Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

    10.6 (c) Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

    10.7(j) Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

    10.8 (b) Master Lease Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

    10.9 (b) Loan and Security Agreement between the Company and Comdisco, Inc., dated October 20, 1994, and Exhibits thereto.

    10.10 (e)    Digital Generation Systems, Inc. Supplemental Stock Option
                 Plan. *

Exhibit Number                               Exhibit Title
--------------                               -------------
    10.11 (l)    Common Stock Subscription Agreement for private placement of
                 Company's Common Stock at $2.80 per share.

    10.12 (n)    Series A Preferred Stock Conversion Agreement dated as of
                 August 12, 1998.

    10.13 (p)    Amendment and Restatement No. 5 of the Registration Rights
                 Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

    10.14 (p)    Amended and Restated Registration Rights Agreement, dated
                 December 9, 1998, by and among the Registrant and certain of its security holders

    10.15 (p)    Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

    10.16 (q)    Common Stock and Warrant Purchase Agreement dated December 9,
                 1998 by and among the Registrant and investors listed in Schedule A thereto.

    10.17 (q)    Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

    10.18 (q)    Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

    10.19 (q)    Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

    10.20 (q)    Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

    10.21 (r)    Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

    10.22 (r)    Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

    10.23 (r)    Loan and security agreement, dated as of April 6, 2000 between
                 Digital Generation Systems, Inc. as Borrower, and Foothill
                 Capital Corporation as Lender and exhibits thereto.

    10.24 (s)    Securities Purchase Agreement, dated as of April 4, 2000 by and among StarGuide Digital Networks, Inc., Infinity
                 Broadcasting Corporation and Westwood One, Inc., and Musicam
                 Express, L.L.C.

    10.25 (u )   Agreement and Plan of Merger, dated as of January 18, 2001, by and among DG Systems, DG Nevada Merger Sub Inc., a wholly owned subsidiary of DG Systems, and StarGuide Digital Networks,
                 Inc.

    10.26 (t)    Credit agreement, dated as of June 1, 2001 between Digital
                 Generation Systems, Inc. as borrower and JP Morgan and Bank of
                 New York as Lenders.

    21.1 (a)     Subsidiaries of the Registrant.

    23.1 (a)     Consent of KPMG LLP.

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

(r) Incorporated by reference to the exhibit bearing the same number filed with registrant's Quarterly report on Form 10-Q filed May 11, 2000

(s) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed on May 15, 2001

(t) Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed on August 15, 2001

*       Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

        Current Report on Form 8-K filed on November 1, 2001 regarding the January 2001 merger with StarGuide Digital Networks, Inc. including the Consolidated Statement of Earnings and Statement of Cash Flows for the three years ended December 31, 2000 and Consolidated Balance Sheets as of December 31, 2000 and 1999.

(c)     Exhibits

        See items 14 (a) (3) above.

(d)     Financial Statement Schedules
        See Item 14(a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIGITAL GENERATION SYSTEMS, INC.

Dated: March 27, 2002                 By: /S/ MATTHEW E. DEVINE
                                          ---------------------
                                          Matthew E. Devine
                                          Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew E. Devine or Omar A. Choucair as his attorney-in-fact, with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----

/s/ SCOTT K. GINSBURG        Chairman of the Board               March 27, 2002
---------------------  and Director (Principal Executive
Scott K. Ginsburg                  Officer)

/s/ MATTHEW E. DEVINE     Chief Executive Officer                March 27, 2002
---------------------           and Director
Matthew E. Devine

/s/ OMAR A. CHOUCAIR      Chief Financial Officer and Director   March 27, 2002
-------------------- (Principal Financial and Accounting Officer)
Omar A. Choucair

/s/ DAVID M. KANTOR                 Director                     March 27, 2002
-------------------
David M. Kantor

/s/ LAWRENCE D. LENIHAN, JR.        Director                     March 27, 2002
---------------------------
Lawrence D. Lenihan, Jr.

/s/ CAPPY MCGARR                    Director                     March 27, 2002
----------------
Cappy McGarr

/s/ JEFFREY A. DANKWORTH            Director                     March 27, 2002
------------------------
Jeffrey A. Dankworth

/s/ ERIC L. BERNTHAL                Director                     March 27, 2002
-------------------
Eric L. Bernthal

/s/ ROBERT J. SCHLEGEL              Director                     March 27, 2002
---------------------
Robert J. Schlegel

/s/ KEVIN C. HOWE                   Director                     March 27, 2002
-----------------
Kevin C. Howe

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Independent Auditors' Report..............................................  F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000..............  F-3
Consolidated Statements of Operations for the three years ended
   December 31, 2001......................................................  F-4
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2001................................................  F-5
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2001......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Generation Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed at
Item 14(a) 2 for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
February 14, 2002

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                          December 31,     December 31,
                                                                              2001           2000
                                                                              ----           ----
Assets
------
CURRENT ASSETS:
Cash and cash equivalents                                                  $    2,724       $    2,891
Accounts receivable (less allowance for doubtful accounts of $2,883 in
   2001 and $847 in 2000)                                                      13,842            3,211
Inventories                                                                     2,063            2,109
Other current assets                                                              868              663
                                                                           -------------    ------------
Total current assets                                                           19,497            8,874
                                                                           -------------    ------------

Property and equipment, net                                                    17,820              870
Goodwill, net                                                                 183,228                -
Intangible and other assets , net                                              14,912            1,358
                                                                           -------------    ------------
TOTAL ASSETS                                                               $  235,457       $   11,102
                                                                           -------------    ------------

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                           $    5,733       $    1,638
Accrued liabilities                                                             4,509            3,058
Deferred revenue, net                                                           3,315            3,260
Current portion of long-term debt and capital leases                            7,294                -
                                                                           -------------    ------------
Total current liabilities                                                      20,851            7,956
                                                                           -------------    ------------

Deferred revenue, net                                                      $    8,428       $   12,076
Long-term debt and capital leases, net of current portion                       9,496                -
Excess of losses over investments in and amounts due from joint venture             -            2,568
                                                                           -------------    ------------
TOTAL LIABILITIES                                                              38,775           22,600
                                                                           -------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, no par value -
   Authorized 15,000 shares; Issued and outstanding - none                          -                -
Common stock, $0.001 par value -
   Authorized 200,000 shares at December 31, 2001; 70,807 issued and
   70,784 outstanding at December 31, 2001 and
   41,660 issued and 41,197 outstanding at December 31, 2000                       72               42
Additional paid-in capital                                                    266,000           49,598
Accumulated deficit                                                           (69,196)         (60,167)
Receivables from issuance of common stock                                         (93)               -
Treasury stock, at cost                                                          (101)            (971)
                                                                           -------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          196,682          (11,498)
                                                                           -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  235,457       $   11,102
                                                                           =============    ============

     The accompanying notes are an integral part of these financial statements.

                DIGITAL GENERATION SYSTEMS,INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                For years ended December 31,
                                              --------------------------------
                                                  2001        2000      1999

Revenues:
 Audio and video content distribution         $   50,447 $         -  $      -
 Product sales                                    13,875       6,117     5,516
 Other                                             6,378       8,302     7,552
                                              ---------- ----------- ----------
 Total revenues                                   70,700      14,419    13,068
                                              ---------- ----------- ----------
Cost of revenues:
 Audio and video content distribution             27,762           -         -
 Product sales                                     5,392       3,701     4,655
 Other                                             4,259       6,101     3,473
                                              ---------- ----------- ----------
 Total cost of revenues                           37,413       9,802     8,128
                                              ---------- ----------- ----------
Operating expenses:
 Sales and marketing                               5,615       2,742     3,209
 Research and development                          4,604       3,111     3,383
 General and administrative expenses:
  Noncash stock award charges                          -      19,630         -
  Other                                           12,187       5,330     3,087
 Merger charge                                       791          --        --
 Depreciation and amortization                    17,065         824       973
                                              ---------- ----------- ----------
Total operating expenses                          77,675      41,439    18,780
                                              ---------- ----------- ----------

Loss from operations                          $   (6,975) $  (27,020) $ (5,712)

Other (income) expense:
Interest and other (income) expense, net             282        (300)     (289)
Interest expense                                   1,772          21       547
Equity in losses of joint venture                      -       1,125     3,030
                                              ---------- ----------- ----------
Net loss                                      $   (9,029) $  (27,866) $ (9,000)
                                              ========== =========== ==========

Basic and diluted net loss per common share   $    (0.13) $    (0.68)  $ (0.23)

Weighted average common shares outstanding
     Basic                                        70,443      40,912    39,183
                                              ========== =========== ==========
     Diluted                                      70,443      40,912    39,183
                                              ========== =========== ==========

     The accompanying notes are an integral part of these financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                 Common Stock      Treasury Stock      Additional                                Total
                                                                        Paid-in      Notes      Accumulated   Stockholders'
                                Shares   Amount   Shares    Amount      Capital    Receivable     Deficit    Equity (Deficit)
                               -------  -------  -------   -------     --------   -----------     -------    ----------------

Balance at December 31,
1998                            38,801  $   39         -   $     -    $   17,280        $   -   $   (23,301)    $    (5,982)
Issuance of common stock for
conversion of note payable         724       1         -         -           575            -             -             576
Purchase of treasury stock          -        -      (139)     (270)            -            -             -            (270)
Net loss                            -        -         -         -             -            -        (9,000)         (9,000)
                              -----------------------------------------------------------------------------------------------
Balance at December 31, 1999    39,525      40      (139)     (270)       17,855            -       (32,301)        (14,676)
                              -----------------------------------------------------------------------------------------------

Issuance of common stock         2,110       2         -         -        12,083            -             -          12,085
Exercise of stock options           25       -         -         -            30            -             -              30
Purchase of treasury stock           -       -      (324)     (701)            -            -             -            (701)
Issuance of common stock
warrants and options                 -       -         -         -        19,630            -             -          19,630
Net loss                             -       -         -         -             -            -       (27,866)        (27,866)
                              -----------------------------------------------------------------------------------------------
Balance at December 31, 2000    41,660      42      (463)     (971)       49,598            -       (60,167)        (11,498)
                              -----------------------------------------------------------------------------------------------

Shares issued to effect
   DGS/StarGuide merger         27,796      28       440       870       211,591          (93)            -         212,396
Musicam Express acquisition        693       1         -         -         3,999            -             -           4,000
Exercise of stock options          611       1         -         -           367            -             -             368
Issuance of common stock under
   employee stock purchase plan     47       -         -         -            74            -             -              74
Noncash stock compensation           -       -         -         -           371            -             -             371
Net loss                             -       -         -         -             -            -        (9,029)         (9,029)
                              -----------------------------------------------------------------------------------------------
 Balance at December 31, 2001   70,807  $   72       (23)  $  (101)   $  266,000       $  (93)  $   (69,196)    $   196,682
                              ===============================================================================================

     The accompanying notes are an integral part of these financial statements.

               DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Twelve months ended December 31,
                                                                                -----------------------------------
                                                                                   2001         2000        1999
                                                                                   ----         ----        ----
Cash flows from operating activities:
  Net loss                                                                      $  (9,029)   $ (27,866)   $  (9,000)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                 17,065          824          973
      Noncash stock award charges                                                     371       19,630            -
     Reduction in notes payable to settle claim                                         -            -         (204)
     Provision for doubtful accounts                                                1,954          531           93
     Noncash interest expense                                                           -            -           30
     Equity in losses of joint venture                                                  -        1,125        3,030
    Changes in operating assets and liabilities, net of working capital from acquisitions:
       Accounts receivable                                                            301        4,042       (6,372)
       Inventories                                                                     46         (140)         461
       Other assets                                                                 1,033         (888)        (762)
       Accounts payable and accrued liabilities                                    (3,214)      (1,025)       1,197
       Deferred revenue, net                                                       (3,593)         165       13,827
                                                                                ------------------------------------
Net cash provided by (used in) operating activities                                 4,934       (3,602)       3,273
                                                                                ------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (3,219)        (664)        (547)
     Acquisitions, net of cash acquired                                              (768)           -            -
     Investment in and advances to joint venture                                        -         (749)      (1,527)
                                                                                ------------------------------------
Net cash used in investing activities                                              (3,987)      (1,413)      (2,074)
                                                                                ------------------------------------

Cash flows from financing activities:
       Proceeds from issuance of common stock                                         442       12,115            -
       Payment of debt issuance cost                                                 (977)           -            -
       Borrowings under long-term debt                                             40,864            -            -
       Payments on long-term debt                                                 (41,443)      (5,653)        (660)
       Purchase of treasury stock                                                       -         (701)        (270)
                                                                                ------------------------------------
Net cash provided by (used in) financing activities                                (1,114)       5,761         (930)
                                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (167)         746          269

Cash and cash equivalents at beginning of year                                      2,891        2,145        1,876
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                        $   2,724    $   2,891   $    2,145
                                                                                ====================================

Supplemental disclosures of cash flow information:

  Interest paid                                                                 $     928    $      21   $      132
                                                                                ====================================
  Noncash financing activities:

    Property and equipment acquired through capital lease                       $   1,569    $       -   $        -
                                                                                ====================================
    Common stock issued in lieu of debt payments                                $       -    $       -   $      577
                                                                                ====================================

  The accompanying notes are an integral part of these financial statements.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

1. THE COMPANY:

     Digital Generations Systems, Inc. (the "Company") owns a nationwide digital network that beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 875 television stations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Dallas, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

     In January 2001, the Company completed its merger with StarGuide Digital Networks, Inc. ("StarGuide") pursuant to the Agreement and Plan of Merger. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the Company prior to the merger are that of StarGuide. The results of operations subsequent to January 1, 2001, the consummation date, included both the Company and StarGuide.

     The Company is subject to certain risks that include, but are not limited to: the continued development of technology to enhance the delivery and variety of the Company's services in the most cost-effective manner, including the successful integration of the operations of its subsidiaries; the ability to compete successfully against current and future competitors; dependence on key personnel, and the need for additional financing to fund capital expenditure requirements. The Company obtains certain components used in the assembly of the units, which are placed at radio and television stations and production studios from a few single or limited source suppliers, and obtains its primary long distance telephone access through an exclusive contract with a telephone service provider that expires in November 2002. Any material interruption in these services could have a material adverse effect on the Company's business. Although the Company believes that alternate vendors can be obtained, the transition to alternative vendors could have a material adverse impact on the Company's costs and shipping schedules.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2001 and 2000, cash equivalents consisted primarily of investments in U.S. money market funds.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts related to trade accounts receivable. The allowance is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolio. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating allowances required to reduce recorded amounts to market values, such estimates could change in the future.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of assets using the straight-line method. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from 2 to 5 years for network equipment, 3 to 5 years for office equipment and furniture and 3 to 6 years for leasehold improvements.

     The cost of equipment under capital lease at December 31, 2001 and 2000 was $4,132 and $0, respectively. Related accumulated depreciation at December 31, 2001 and 2000 was $1,827 and $0, respectively.

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

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of net identifiable assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. Amortization expense for the year ended December 31, 2001 was $9.5 million (none in 2000 or 1999). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved (see Note 20 -- SFAS
142).

INTELLECTUAL PROPERTY RIGHTS

     Acquired intellectual property rights, which include patents, copyrights, trademarks, know-how and certain other intangible assets, are recorded as property and equipment at cost and amortized over estimated useful lives ranging from five to seven years using the straight-line method.

INVESTMENT IN JOINT VENTURE

     The Company's investment in a joint venture was accounted for using the equity method during 2000 and 1999. Losses in excess of the Company's investment and its guaranteed minimum contribution were recognized in full based on the Company's intent to fund excess losses of the joint venture. The Company acquired the remaining interest in the joint venture during 2001 (see
Note 3).

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, inventories, intangible assets and income taxes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues for audio and video content distribution services that are digitally transmitted are recognized for each transaction on the date audio, video or related information is successfully transmitted from the Company's operating facilities to the destination ordered. Revenues for distribution services of analog audio or videotapes are recognized as the tapes are shipped.

     The Company recognizes revenue from product sales upon shipment or satisfactory installation, if required by contract. Service revenue is recognized when services are rendered. Revenue from arrangements for the sale of products that include software components that are more than incidental to the functionality of the related product is accounted for under AICPA Statement of Position 97-2, Software Revenue Recognition. If vendor-specific objective evidence of the fair values of each of the elements of the arrangement does not exist, revenue from product sales is initially deferred and recognized on a straight- line basis over the life of the arrangement.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     Research and development and other costs incurred to establish the technological feasibility of a software product to be sold are expensed as incurred. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. Capitalized software development costs are amortized on a product-by-product basis over the estimated economic life of the product (generally 4-5 years). Amortization is computed by using either the ratio that current gross revenues for a product bear to the total of current and anticipated gross revenues for that product or the straight-line method, whichever results in a greater annual amortization.

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

FOREIGN CURRENCIES

     The Company provides services to certain entities located outside of the United States of America. A loss on foreign currency transactions of $28,000 was recognized for the year ended December 31, 2001 (none in 2000 or 1999) and is included in interest and other (income) expense in the consolidated statements of operations.

STOCK OPTION PLANS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers, generally does not require collateral from its customers and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk with respect to accounts receivable related to audio and video content distribution (the primary source of revenues and related accounts receivable) is limited because its customers are geographically dispersed and the end users (the customers' clients) are diversified across industries. The Company's receivables are principally from advertising agencies, dub and ship houses, and syndicated programmers. The Company's revenues are not contingent on its customers' sales or collections. However, the timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customers' clients). The Company provides reserves for credit losses.

     The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate of interest.

3. ACQUISITIONS:

     During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company's common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes and as a result, the historical results of operations do not include DGS' results of operations for the years ended December 31, 2000 and 1999. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of the Company's common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and is being amortized over a 20-year period. The Company finalized the initial purchase price allocation in the third quarter of 2001, upon receipt of final independent valuations of tangible and intangible assets acquired. Changes to the preliminary purchase price allocation did not have a significant impact on previously recorded depreciation and amortization or the consolidated financial position of the Company.

     During March 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. ("Musicam") owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to working capital ($2.2 million) and property and equipment ($0.4 million) based on their fair values. The excess of purchase price over the fair value of net assets acquired of $11.1 million was allocated to goodwill and is being amortized over a 20-year period. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the consolidated statement of operations (see Note 7).

     The table below presents the Company's total revenues and net loss, as reported and on an unaudited pro forma basis for the years ended December 31, 2001 and 2000, respectively, as if the StarGuide and Musicam acquisitions had occurred at the beginning of each period presented, unless already included in the historical results. The unaudited pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred on the indicated dates, nor are they necessarily indicative of future operating results.

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

                                                Year ended December 31,
                                                  2001       2000
                                                  ----       ----
Total revenues :
   As reported                                  $ 70,700   $ 14,419
   Pro forma                                    $ 70,700   $ 69,130

Net loss :
   As reported                                   ($9,029)  ($27,866)
   Pro forma                                     ($9,125)  ($35,893)

Basic and diluted net loss per share:
   As reported                                    ($0.13)    ($0.68)
   Pro forma                                      ($0.13)    ($0.88)

4. INVENTORIES:

   Inventories as of December 31, 2001 and 2000 are summarized as follows :

                                                  2001       2000
                                                  ----       ----
Raw materials                                  $   679     $   582
Work-in-process                                    482         202
Finished goods                                     902       1,325
                                               --------    -------
Total inventories                              $ 2,063     $ 2,109
                                               ========    =======

5. PROPERTY AND EQUIPMENT:

   Property and equipment as of December 31, 2001 and 2000 are summarized as follows :

                                                  2001      2000
                                                  ----      ----
Network equipment                                $ 18,672  $  2,352
Office furniture and equipment                      5,601     1,382
Leasehold improvements                                636        14
                                                 --------  --------
                                                   24,909     3,748
Less accumulated depreciation and amortization    (7,089)   (2,878)
                                                 --------  --------
                                                 $ 17,820  $    870
                                                 ========  ========

6. INTANGIBLE AND OTHER ASSETS:

   Other assets as of December 31, 2001 and 2000 are summarized as follows :

                                                  2001       2000
                                                  ----       ----
Brand name                                      $  8,804          -
Employee workforce                                 4,174          -
Customer base                                      3,044          -
Deferred merger costs                                  -      1,092
Other assets                                       1,736        266
                                                --------   --------
                                                  17,758      1,358
Less: accumulated amortization                    (2,846)    (   -)
                                                --------   --------
                                                $ 14,912   $  1,358
                                                ========   ========

              DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

7. INVESTMENT IN JOINT VENTURE

     During 2000 and 1999, the Company owned a 50% interest in Musicam, which serves the radio industry by enabling the transmission, exchange, storage and retrieval of programming, commercials, music releases, affidavits of performance and other information over high-speed digital telecommunications circuits on an on-demand basis. The Company recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. In addition, the Company made noninterest-bearing advances to Musicam to fund operations. The remaining 50% interest in Musicam was acquired in 2001. (See Note 3.)

     Included in revenues in the consolidated statements of operations for 2000 and 1999 is $104 and $122, respectively, of product sales to Musicam. The Company initially deferred 50% of the gross profit related to these sales. The amounts deferred are recognized as equity in earnings (loss) of the joint venture on a straight-line basis over the period that Musicam depreciates the related equipment sold by the Company. Included in the excess of losses over investment in and amounts due from joint venture are amounts due from Musicam to the Company of $4,442 at December 31, 2000, related to these sales and advances.

Summarized financial information for Musicam as of December 31, 2000 and for the years ended December 31, 2000 and 1999 is as follows :

                                           2000      1999
                                           ----      ----
Results of operations:
Sales                                   $  1,289    $ 1,609
Gross profit                                 297        118
Net loss                                  (2,542)    (7,308)

Financial position:
Current assets                          $    547
Long-term assets                             481
                                        --------
Total assets                            $  1,028
                                        ========

Current liabilities                     $ 15,054
Long-term liabilities                          -
Members' deficit                         (14,026)
                                        --------
Total liabilities and members'
deficit                                 $  1,028
                                        ========

8. ACCRUED LIABILITIES:

   Accrued liabilities consist of the following :

                                           2001     2000
                                        --------  --------
Telecommunications costs                $   575   $   211
Employee compensation                       856     1,450
Merger liabilities                        1,765         -
Other                                     1,313     1,397
                                          -----    ------
                                        $ 4,509   $ 3,058
                                        =======   =======

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

9.   DEFERRED REVENUE, NET:

     During 1999, the Company entered into contracts with two major radio broadcasting companies to produce and supply the Company's receivers, hubs and other items. The terms of the contracts are five and seven years and cover the related equipment and software, future software enhancements, technical support, development work and training. As the equipment to be sold under the contracts includes software components that are more than incidental to the functionality of the equipment, the entire arrangement has been accounted for under AICPA Statement of Position 97-2, "Software Revenue Recognition". Cash received related to these contracts in advance of shipping product is recorded as customer deposits and reclassified to deferred revenue when the product is shipped, with revenue and cost of revenue being recognized on a straight-line basis over the respective contract terms.

     Revenues and cost of revenues under these two contracts were $5,025 and $1,783, respectively, during 2001 and $3,462 and $1,177, respectively, during 2000 and $242 and $84, respectively, in 1999. Accounts receivable related to these contracts were $0 and $1,294 at December 31, 2001 and 2000, respectively.

     The components of deferred revenue at December 31, 2001 and 2000 are as follows:

                                2001       2000
                           ---------   ---------
Deferred revenue          $  18,012   $  21,707
Deferred cost of revenue     (6,301)     (7,424)
Customer deposits                32       1,053
                           ---------   ---------
                             11,743      15,336
   Less current portion      (3,315)     (3,260)
                           ---------   ---------
                          $   8,428   $  12,076
                           =========   =========

10.  LONG-TERM DEBT:

     Long-term debt as of December 31, 2001 is summarized as follows:

Term loan                    $  10,500
Revolving line of credit         4,000
Capital lease obligations        2,290
                            -------------
                                16,790
Less current portion            (7,294)
                            -------------
                             $   9,496
                            =============

     During June 2001, the Company signed a new long-term credit agreement with a bank that includes a term loan with an original principal amount of $12.5 million and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at December 31, 2001 and an additional $4.5 million was available for borrowing. The Company pays interest on borrowings at a variable rate. At December 31, 2001, the weighted average interest rate on outstanding borrowings was 5.9%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit. At December 31, 2001, the Company has $0.3 million outstanding in letters of credit.

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     Under the long-term credit agreement, as amended on November 9, 2001, the Company is required to maintain various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company's capital expenditures and capital lease borrowings are limited on an annual basis and the Company is required to meet an annual leverage ratio. At December 31, 2001, the Company was in compliance with these covenants.

     At December 31, 2001, the long-term debt outstanding under this facility matures as follows: $5.5 million in 2002, $5.0 million in 2003 and $4.0 million in 2004. See Note 15 for discussion of lease obligations.

11.  INCOME TAXES:

     Components of deferred tax assets at December 31, 2001 and 2000 are as follows:

                                             2001       2000
                                         ---------    ---------
Net operating loss carryforwards         $  25,703    $   8,379
Noncash stock award charges                  7,532        7,839
Other temporary differences                  4,765          544
Research and development credits             1,174          406
                                         ---------    ---------
Total gross deferred tax asset              39,174       17,168
Less valuation allowance                   (39,174)     (17,168)
                                         ---------    ---------
Net deferred tax assets                  $       -    $       -
                                         =========    =========

     The net operating losses (NOL) and research and development credit carryforwards of approximately $76.0 million and $1.2 million, respectively, will expire on various dates ranging from 2007 to 2020. Utilization of approximately $31.0 million of these carryforwards will be limited on an annual basis as a result of the merger, pursuant to Section 382 of the Internal Revenue Code.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences. Accordingly, a full valuation allowance has been recorded for the deferred tax assets.

12.  EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least six months of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2001 of $10,500. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contributions to the plan in 2001, 2000 or 1999.

13. STOCKHOLDERS' EQUITY (DEFICIT):

(A) CAPITAL STOCK

     In December 1999, the Company issued 724,000 common shares as a result of the conversion of a note payable.

     In March 2000, the Company sold 2,109,738 shares of common stock, resulting in net proceeds of $12.1 million. A portion of these proceeds was used to repay the Company's $5.0 million convertible note payable. In addition, the Company paid the holder of the note $0.7 million in exchange for 324,164 shares previously issued to the holder in lieu of interest.

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

(B) STOCK OPTIONS

     In March 2000, the Company issued an award of stock purchase rights to a third party for 346,640 shares at $1.44 per share, resulting in a noncash charge of $1,500. The stock purchase rights expired in March 2001. In addition, $1,255 of noncash stock compensation expense was recorded in the fourth quarter of 2000 related to the issuance of stock options to employees with exercise prices less than the fair value of the stock on the date of grant.

(C) WARRANTS

     The Company has issued warrants in connection with certain financing and leasing transactions and Common stock offerings. In February 2000, the Company issued warrants to its Chairman to purchase up to 3,899,700 shares of common stock at $1.44 per share, resulting in a noncash compensation charge of $16,875. The warrant expires in February 2005. All of the outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2001 expire on various dates from 2003 through 2008. A summary of outstanding warrants at December 31, 2001, 2000 and 1999 and changes during the years then ended follows:

                                             2001                   2000                   1999
                                   -----------------------  ---------------------   --------------------
                                                 Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
                                                 Exercise               Exercise               Exercise
                                    Warrants       Price     Warrants     Price    Warrants     Price
                                   ----------    ---------  ----------  ---------  ---------   ---------
Outstanding at beginning of the
year                                4,766,300     $  2.62      866,600   $   2.88    866,600   $   2.88
Issued as a result of merger        3,891,070        3.57            -          -          -          -
Granted                                     -           -    3,899,700       1.44          -          -
Canceled                             (112,500)       7.20            -          -          -          -
Exercised                                   -           -            -          -          -          -
                                   ----------    ---------  ----------  ---------  ---------   ---------
Outstanding at end of the year      8,544,870     $  3.04    4,766,300   $   2.62    866,600   $   2.88
                                   ==========    =========  ==========  =========  =========   =========

14.  STOCK PLANS:

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

1996 SUPPLEMENTAL OPTION PLAN

     Under the Company's 1996 Supplemental Option Plan, the Company may issue up to 750,000 shares of Common Stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

1995 DIRECTOR OPTION PLAN

     Under the Company's 1995 Director Option Plan (the "Director Plan"), the Company may issue up to 800,000 shares of common stock to non-employee directors. The Director Plan provides that each future non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of common stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company and an additional option to purchase 2,500 shares of common stock (the "Subsequent Option") on each anniversary date thereafter. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The term of the options granted is ten years.

ACCOUNTING FOR STOCK OPTION COMPENSATION EXPENSE

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant of the stock options, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                             2001          2000         1999
                                                             ----          ----         ----
Net loss                                 As Reported     $   (9,029)   $  (27,866)   $  (9,000)
                                         Pro Forma       $  (12,169)   $  (28,757)   $  (9,254)

Basic and diluted net loss per share     As Reported     $    (0.13)   $    (0.68)   $   (0.23)
                                         Pro Forma       $    (0.17)   $    (0.70)   $   (0.23)

     The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively; risk-free interest rates of 5.1%, 6.4% and 6.4%; a dividend yield of 0%; expected life of five years; and volatility factors of the expected market price of the Company's common stock of 136%, 113% and 112%.

     A summary of the Company's fixed plan stock options at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                                          2001                    2000                    1999
                                               ------------------------  --------------------     --------------------
                                                              Wtd. Avg.              Wtd. Avg.               Wtd. Avg.
                                                              Exercise               Exercise                Exercise
                                                  Shares       Price     Shares        Price       Shares      Price
                                               ----------    ---------  ---------    ---------    ---------  ---------
Outstanding at beginning of the year            5,356,888    $   1.75   5,254,109         1.68    2,709,425   $   1.19
Issued as a result of the merger                3,427,608        4.78           -            -            -          -
Granted                                         1,811,500        3.22     329,308         2.39    2,610,459       2.16
Exercised                                        (609,810)       1.26     (24,702)        1.21            -          -
Canceled                                       (1,930,358)       3.93    (201,827)        1.17      (65,775)      1.17
                                               ----------    ---------  ---------    ---------    ---------  ---------
Outstanding at end of the year                  8,055,828    $   2.92   5,356,888     $   1.75    5,254,109   $   1.68
                                               ==========    =========  =========    =========    =========  =========
Exercisable at end of the year                  6,090,862    $   2.69   3,882,801     $   1.60    2,395,071   $   1.17
Weighted average fair  value  of
options granted                                              $   2.31                 $   3.31                $   0.59

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                                           Options Exercisable
-----------------------------------------------------------------------------------    -------------------------------
                                                Weighted-Average      Weighted-                            Weighted-
                                     Number        Remaining            Average          Number             Average
Range of Exercise Prices          Outstanding   Contractual Life     Exercise Price    Exercisable       Exercise Price
------------------------          -----------   -----------------     --------------   ------------      ---------------
$0.20 - $ 2.65                      4,248,902          6.08 years           $   1.72      4,135,304            $    1.72
$2.75 - $5.00                       2,131,218          5.43 years           $   3.43        650,528            $    3.67
$5.125 - $10.125                    1,675,708          4.68 years           $   5.30      1,305,030            $    5.29
                                  -----------                                          ------------
$0.20 - $10.125                     8,055,828                                             6,090,862
                                  ===========                                          ============

     As of December 31, 2001, there were 14,719,553 shares available for future grant under the stock option plans.

15.  COMMITMENTS AND CONTINGENCIES:

(A)  LEASES

     The Company leases its facilities and certain equipment under non-cancelable capital and operating leases. At December 31, 2001, future minimum annual payments under capital leases are $1,964 in 2002, $486 in 2003 and $49 in 2004. The present value of obligations under capital lease was $2,290, of which $1,794 is classified as a current liability. As of December 31, 2001, future minimum annual payments under operating leases are as follows:
2002 -$1,952; 2003 - $1,930; 2004 - $1,527; 2005 - $1,184; 2006 - $746 and
thereafter - $0.

     Rent expense totaled $2,908, $980 and $1,029 in 2001, 2000 and 1999, respectively.

     As of December 31, 2001, the Company has non-cancelable future minimum purchase commitments with its primary telephone service provider of $3.6 million for 2002.

(B) LITIGATION

     Westwood One, Inc. and Westwood One Radio Networks, Inc. (collectively, "Westwood One") produce radio programming that is distributed using satellite-based data distribution equipment marketed and sold by StarGuide. On October 12, 2001, Westwood One filed a complaint against StarGuide in the United States District Court for the District of Columbia alleging that StarGuide has attempted unlawfully to compel Westwood One to replace existing StarGuide equipment with later models. The complaint alleges violations of federal antitrust laws, breach of contract, breach of the duties of good faith and fair dealing, indemnification and tortuous interference with contracts. Westwood One has requested an injunction, as well as the award of unspecified general damages (trebled in accordance with applicable antitrust statutes), costs and punitive damages. StarGuide has filed a motion to dismiss the complaint. The court has not entered a decision on StarGuide's motion.

     On March 20, 2002, StarGuide filed a complaint against Westwood One in the United States District Court for the District of Nevada alleging that Westwood One has willfully infringed upon various StarGuide patents, copyrights and trademarks, intentionally interfered with contracts to which StarGuide is a party, and engaged in various deceptive and unfair trade practices. StarGuide requests injunctive relief, unspecified damages (including treble damages in accordance with applicable statute), and punitive and exemplary damages.

               DIGITAL GENERATION SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. in the United States District Court for the District of Nevada alleging that Williams has infringed on three patents of StarGuide. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. Williams has denied all material allegations in the complaint and has asserted that the patents that are the subject of the complaint are invalid and not infringed by Williams. On February 8, 2002, a subsidiary of Williams, Williams Communications LLC, filed suit against StarGuide in the Northern District of Oklahoma alleging that the same three StarGuide patents are invalid and not infringed. StarGuide has moved to add this subsidiary as a party to the Nevada litigation and has moved to dismiss or stay the Oklahoma litigation.

     In addition to the matters discussed above, the Company is subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters asserted to date will have a material effect on the consolidated financial position, liquidity or results of operations of the Company.

16. NET INCOME (LOSS) PER SHARE:

     Under SFAS No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding common stock and common stock equivalents during the period. Due to losses for all years presented, inclusion of common stock equivalents would be anti-dilutive. Therefore, basic and diluted loss per share for the Company are the same.

     A reconciliation of net loss per basic and diluted share for the three years ended December 31, 2001 follows:

                                                  2001            2000             1999
                                                  ----            ----             ----
Basic:
   Net loss applicable to common shareholders  $   (9,029)     $  (27,866)      $   (9,000)
   Weighted average shares outstanding             70,443          40,912           39,183
                                              -----------     -----------      -----------
   Net loss per share                          $    (0.13)     $    (0.68)      $    (0.23)
                                              ===========     ===========      ===========

Diluted:
   Net loss applicable to common shareholders  $   (9,029)     $  (27,866)      $   (9,000)
                                              -----------     -----------      -----------

   Weighted average shares outstanding             70,443          40,912           39,183
   Add:  Common stock equivalents                       -               -                -
                                              -----------     -----------      -----------
   Total shares                                    70,443          40,912           39,183
                                              -----------     -----------      -----------
   Net loss per share                          $    (0.13)     $    (0.68)      $    (0.23)
                                              ===========     ===========      ===========

17. RELATED PARTY TRANSACTIONS:

     Prior to the merger between StarGuide and DG Systems, the companies shared certain management personnel and had certain common shareholders, thus the two companies were related parties. During 2000, StarGuide charged approximately $658 to DG Systems for payroll, insurance and travel costs related to shared employees and was charged $342 by DG Systems for shared office space, commons utilities and equipment. At December 31, 2001, all intercompany balances and transactions for 2001 have been eliminated.

               DIGITAL GENERATION SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                    Quarter Ended
                    ------------------------------------------------------------------------
                      March 31, 2001  June 30, 2001  September 30, 2001  December 31, 2001
                     ---------------  -------------  ------------------  -----------------
Revenues             $     18,931     $     18,588     $       15,919      $       17,262

Gross profit                8,904            8,964              7,071               8,348

Net loss                   (1,430)          (2,867)            (2,459)             (2,273)

Earnings per share   $      (0.02)    $      (0.04)    $        (0.04)     $        (0.03)

                                                    Quarter Ended
                    -------------------------------------------------------------------------
                      March 31, 2000  June 30, 2000   September 30, 2000   December 31, 2000
                     --------------   -------------   ------------------   -----------------
Revenues            $     3,130     $     3,470      $      4,104         $      3,715

Gross profit              1,322             913             1,393                  989

Net loss                (20,028)         (1,857)           (2,403)              (3,578)

Earnings per share  $     (0.50)    $     (0.05)     $      (0.06)        $      (0.09)

19. SEGMENT INFORMATION:

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

                                                             Year ended December 31, 2001
                                       -----------------------------------------------------------------------
                                           Audio and Video                      Intersegment     Consolidated
                                        Content Distribution   Other (a)      Eliminations (b)       Totals
                                       --------------------- -------------  ------------------ ---------------
Revenues                               $       65,228        $       5,472    $          -       $     70,700
Interest income                                   130                    2               -                132
Interest expense                               (1,772)                   -               -             (1,772)
Depreciation and amortization expense         (16,984)                 (81)              -            (17,065)
Net income (loss)                      $       (9,175)       $         146    $          -       $     (9,029)
                                       ==============        =============    ============       ============
Purchases of property and equipment    $        3,191        $          28    $          -       $      3,219
                                       ==============        =============    ============       ============
Total assets                           $      243,864        $       2,819    $    (11,226)      $    235,457
                                       ==============        =============    ============       ============

               DIGITAL GENERATION SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

                                                             Year ended December 31, 2000
                                       -----------------------------------------------------------------------
                                           Audio and Video                    Intersegment     Consolidated
                                        Content Distribution   Other (a)    Eliminations (b)       Totals
                                       --------------------- ------------- ------------------ ----------------
Revenues                                $       6,924         $      7,539     $     (44)      $       14,419
Interest income                                   300                    -              -                 300
Interest expense                                 (11)                 (10)              -                (21)
Depreciation expense                            (763)                 (61)              -               (824)
Equity in losses of joint venture             (1,125)                    -              -             (1,125)
Noncash stock award charges                  (19,630)                    -              -            (19,630)
Net income (loss)                       $    (27,960)         $         71     $       23      $     (27,866)
                                        =============         ============     ==========      ==============
Investment in joint venture             $     (2,586)         $          -     $        -      $      (2,586)
                                        =============         ============     ==========      ==============
Purchases of property and equipment     $         647         $         17     $        -      $          664
                                        =============         ============     ==========      ==============
Total assets                            $      22,165         $      3,123     $ (14,186)      $       11,102
                                        =============         ============     ==========      ==============

                                                             Year ended December 31, 1999
                                       -----------------------------------------------------------------------
                                          Audio and Video
                                              Content                         Intersegment     Consolidated
                                           Distribution        Other (a)    Eliminations (b)       Totals
                                       --------------------- ------------- ------------------ ----------------
Revenues                                $       7,160         $      6,024    $       (116)   $        13,068
Interest income                                    85                  204                -               289
Interest expense                                (531)                 (16)                -             (547)
Depreciation expense                            (749)                (224)                -             (973)
Equity in losses of joint venture             (3,030)                    -                -           (3,030)
Net loss                                $     (8,573)         $      (471)    $          44   $       (9,000)
                                        =============         ============    =============   ===============

Investment in joint venture             $     (5,739)         $          -    $           -   $       (5,739)
                                        =============         ============    =============   ===============
Purchases of property and equipment     $         502         $         45    $           -   $           547
                                        =============         ============    =============   ===============

     (a) Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company's digital compression technology and consulting.

     (b) Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

20. NEW ACCOUNTING PRONOUNCEMENTS:

     SFAS 141 - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also establishes the criteria for the separate recognition of intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The Company adopted this statement in fiscal 2001. The adoption of this statement had no effect on the Company's 2001 financial statements.

               DIGITAL GENERATION SYSTEM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     SFAS 142 - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will require that goodwill and certain other intangible assets having indefinite useful lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment at least annually. Intangible assets with determinable useful lives will continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company will adopt SFAS 142 beginning January 1, 2002. Unamortized goodwill was $183.2 million at December 31, 2001. Amortization expense related to goodwill was $9.5 million for the twelve months ended December 31, 2001.

     Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets with determinable useful lives acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. The impairment loss, which the Company expects to be significant, will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to adopt SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these pronouncements on the Company's financial statements at the date of this report, including the extent to which transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     SFAS 143 - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

     SFAS 144 - In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

                DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                        Balance at    Additions
                        Beginning of  Charged to                        Balance at
Classification            Period      Operations  Other    Write-offs  End of Period
--------------            ------      ----------  -----    ----------  -------------
Allowance for Doubtful
Accounts Year Ended:

December 31, 1999       $     142        93                             $        235

December 31, 2000       $     235       531          81                 $        847

December 31, 2001       $     847     1,954       2,907 (a)  (2,825)    $      2,883

(a) Represents allowance assumed as a result of the merger between DG Systems and StarGuide in January 2001.