Form 10-K/A
period 2001-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2002-04-30
CIK 934448

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

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E0XCHANGE ACT OF 1934 For the Transition Period From _______ to _______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 31, 2002, as reported on the Nasdaq National Market, was approximately $80.7 million. Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 31, 2002, the registrant had 70,784,475 shares of common stock outstanding.

================================================================================

                                 AMENDMENT NO. 1

The undersigned Registrant hereby amends Part III, to read as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Name                             Age    Title(s)
    ----                             ---    --------
    Scott K. Ginsburg (2)             49    Chairman of the Board
    Matthew E. Devine                 53    Chief Executive Officer and Director
    Omar A. Choucair                  40    Chief Financial Officer and Director
    Lawrence D. Lenihan, Jr. (2)      37    Director
    David M. Kantor (2)               45    Director
    Cappy R. McGarr (1)               50    Director
    Jeffrey A. Dankworth              46    Director
    Eric L. Bernthal                  55    Director
    Robert J. Schlegel (1)            52    Director
    Kevin C. Howe (1)                 53    Director

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

    Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director and co-head of the Pequot venture funds and the Pequot private equity funds. Prior to joining Pequot in 1996, Mr. Lenihan was a principal with Broadview Associates L.L.C. ("Broadview"), a technology oriented investment-banking firm. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, including the leader of the interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves on the Board of Directors of Netegrity, Inc. and USSearch.com, Inc., as well as several other private companies.

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

    Kevin C. Howe is the Managing Partner of Mercury Ventures. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of three publicly traded technology firms that are listed on the Nasdaq and London exchanges and has been a member of the Board since February 2001. Mr. Howe also sits on the boards of five privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. He remains a director of Sage. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

    Information regarding the executive officers of the Company are included under Item 4A - Executive Officers of the Registrant.

                       SECTION 16 (a) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

    The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for their 2001 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2001 fiscal year, the Company believes that all reporting requirements under Section 16 (a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2001 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Officers").

                                                                                                      Long-Term
                                                        Annual Compensation (1)               Compensation Awards (1)
                                               -----------------------------------------      -----------------------
                                                                                              Restricted   Securities
                                                                            Other Annual        Stock      Underlying
Name and Principal Position            Year      Salary         Bonus       Compensation        Awards       Options
---------------------------            -------------------------------------------------      -----------------------
Scott K. Ginsburg                      2001    $ 250,000      $      -      $    167,542 (2)           -       50,000
    Chairman of the Board              2000    $  50,000      $      -      $    180,006 (2)           -            -
                                       1999    $  52,083      $      -      $    301,243 (2)           -      433,000

Matthew E. Devine                      2001    $ 250,000      $      -      $     12,000 (3)           -       50,000
    Chief Executive Officer            2000    $ 250,000      $      -      $     12,000 (3)           -            -
                                       1999    $  52,083      $      -      $          -               -    1,433,300

Omar A. Choucair                       2001    $ 175,000      $      -      $          -               -       50,000
    Chief Financial Officer            2000    $ 150,000      $      -      $          -               -            -
                                       1999    $  31,250      $      -      $          -               -      423,320

Jeffrey A. Dankworth                   2001    $ 250,000      $      -      $     10,800 (3)           -       50,000
    President of StarGuide Digital     2000    $ 250,000      $      -      $     10,800 (3)           -            -
    Networks, Inc.                     1999    $ 250,000      $ 60,184      $     10,800 (3)           -      173,320

Robert C. Ryan                         2001    $ 275,000      $       -     $    420,733 (4)           -       50,000
    General Intellectual Property      2000    $ 203,624      $ 20,376      $          -               -            -
    Counsel of StarGuide Digital       1999    $ 160,648      $ 19,000      $          -               -      173,320
    Networks, Inc.

          (1) Annual compensation amounts and long-term compensation awards for 2000 and 1999 represent the combined amounts and awards for services performed by the individuals related to both Digital Generation Systems, Inc. and StarGuide Digital Networks, Inc.

          (2) For 2001, represents various perquisites, including reimbursement of automobile expenses ($12,000) and travel expenses ($155,542). For 2000, represents various perquisites, including reimbursement of automobile expenses ($12,000) and travel expenses ($168,000). For 1999, represents various perquisites, including reimbursement of premiums for life insurance ($13,243), automobile expense ($18,000) and travel expenses ($270,000).

          (3)  Represents reimbursement of automobile expenses.

          (4) Forgiveness of loan ($400,000), and medical expense reimbursement ($20,733).


     The following table contains information concerning the stock option grants made to each of the Named Officers for 2001. No stock appreciation rights were granted to these individuals during such year.


                                              Individual Grant (1)                      Potential Realizable
                           ------------------------------------------------------
                           Number of        % Of Total                                    Value at Assumed
                           Securities        Options        Exercise                    Annual Rates of Stock
                           Underlying       Granted to       Price                       Price Appreciation
                            Options         Employees         Per      Expiration        For Option Term
Name                        Granted          In 2001         Share        Date          5%             10%
----                       ------------------------------------------------------    -------------------------
Scott K. Ginsburg              50,000          2.8%        $ 3.3125     01/17/08     $ 67,426        $157,131

Matthew E. Devine              50,000          2.8%        $ 3.3125     01/17/08     $ 67,426        $157,131

Omar A. Choucair               50,000          2.8%        $ 3.3125     01/17/08     $ 67,426        $157,131

Jeffrey A. Dankworth           50,000          2.8%        $ 3.3125     01/17/08     $ 67,426        $157,131

Robert C. Ryan                 50,000          2.8%        $ 3.3125     01/17/08     $ 67,426        $157,131

          1. Each of the options listed above have a term of 7 years, subject to earlier termination upon termination of employment. In the event of a merger of the Company with or into another corporation or other legal entity, where vested options have not been assumed or substituted by such successor corporation or other entity, such options will be exercisable for a period for a period of 15 days from the date of notice thereof, and will terminate upon the expiration of such period. The Company's 1992 Stock Option Plan provides that upon a change in control, the unvested options granted to each of the Company's executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options. A change in control is defined as (i) merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, or (ii) certain changes in the majority composition of the Company's Board of Directors during a 24-month period, which changes are not initiated by the Board of Directors.

         The following table sets forth information concerning option exercises during the 2001 fiscal year and option holdings as of the end of the 2001 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

                                                                 Number of Securities          Value of Unexercised
                                                                Underlying Unexercised             in-the-Money
                                                                  Options at Fiscal              Options at Fiscal
                            Shares Acquired     Value                  Year End                    Year End (1)
Name                          on Exercise      Realized      Exercisable    Unexercisable   Exercisable    Unexercisable
----                          -----------      --------      -----------    -------------   -----------    -------------
Scott K. Ginsburg                     -      $         -         433,300           50,000      $   -         $     -


Matthew E. Devine                     -      $         -       1,257,231          226,069      $   -         $     -


Omar A. Choucair                      -      $         -         395,695           77,625      $   -         $     -


Robert C. Ryan                  347,826      $   186,957        371, 452           50,000      $   -         $     -


Jeffrey A. Dankworth                  -      $         -         173,320           50,000      $   -         $     -

       (1) Based on the fair market value of the Company's common stock at December 31, 2001, of $1.11 per share, less the exercisable price payable for each share.

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

     Directors who are also employees of the Company are eligible to receive options for common stock directly under the 1992 Stock Option Plan and, if officers of the Company, are eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

     None of the Company's current executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Company's Board of Directors (the "Compensation Committee" or the "Committee") reviews and approves the Company's compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of the Company's Chief Executive Officer and other executive officers for the 2001 fiscal year.

     For the 2001 fiscal year, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of the Company's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

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

     BASE SALARY. The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. In establishing base salaries of executive officers, the Compensation Committee evaluates each executive's salary history, scope of responsibility at the Company, prior experience, past performance for the Company, expected contribution to the Company's future success and recommendations from management. The Compensation Committee also takes into account the salaries for similar positions at comparable companies in the Company's industry, based on each individual Committee member's industry experience, and the position of each executive officer's base pay relative to the total compensation package, including cash incentives and long-term stock based incentives. In making its salary decisions, the Compensation Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

     INCENTIVE CASH BONUSES. Each executive officer's annual bonus is based on qualitative and quantitative factors and is intended to motivate and reward executive officers by directly linking the amount of the bonus to performance targets. In addition, incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that the compensation of each executive officer should be contingent upon the overall performance of the Company. To carry out this philosophy, the Board of Directors reviews and approves the financial goals for the fiscal year. The Compensation Committee then evaluates the overall performance of the Company and approves performance bonuses based on the extent to which the goals of the Board of Directors have been achieved. During fiscal 2001, the Board of Directors and/or the Compensation Committee, in their discretion, did not approve any cash bonuses to the CEO or executive officers.

     LONG-TERM INCENTIVE COMPENSATION. The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. The Company considers long-term incentives to its Chief Executive Officer and its other executive officers. The purpose of such option grants is to attract and retain the best employee talent available and to create a direct link between executive compensation and the long-term performance of the Company. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term shareholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. All options granted to executive officers to date have been granted at the fair market value of the Company's common stock on the date of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by the Company, and then only if the market price of the Company's common stock appreciates over the option term. The Board of Directors and/or the Compensation Committee consider the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company's long-term strategic performance goals. During fiscal 2001, the Board of Directors and/or the Compensation Committee, in their discretion, did not make option grants to the CEO or executive officers.

     CEO COMPENSATION. On July 22, 1999, Mr. Devine was appointed the Chief Executive Officer of the Company. Effective August 1, 1999, Mr. Devine's annual salary was established at $125,000 each for DGS and StarGuide, resulting in a total annual salary of $250,000 for 2001 as a result of the merger. Mr. Devine's compensation was based on his experience and responsibility as well as compensation offered to similarly situated executives.

     TAX LIMITATION. Under the Federal tax laws, a publicly held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the shareholders were asked to approve a limitation under the Company's 1992 Stock Option Plan on the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1992 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since the cash compensation paid to the Company's executive officers for the 2001 fiscal year did not exceed the $1 million limit per officer and it is not expected that the cash compensation to be paid to any executive officer for the 2002 fiscal year will exceed this limit, the Committee will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

     COMPENSATION COMMITTEE:

         Scott K. Ginsburg
         Lawrence D. Lenihan, Jr.
         David M. Kantor

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. Ginsburg, Lenihan and Kantor. Other than Mr. Ginsburg, the Company's Chairman of the Board and former Chief Executive Officer, none of these individuals was at any time during 2001, or at any other time, an officer or employee of the Company.

     No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. See Item 13 regarding certain shares received by Mr. Ginsburg in connection with the merger.

STOCK PERFORMANCE TABLE

     The table set forth below compares the cumulative total shareholder return on the Company's common stock between December 31, 1996 and December 31, 2001 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Services Stocks Index, over the same period. This table assumes the investment of $100.00 on December 31, 1996 in the Company's common stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Services Stocks Index, and assumes the reinvestment of dividends, if any.

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

      CRSP Total Returns Index for:                   12/1996   12/1997     12/1998  12/1999  12/2000  12/2001
      -----------------------------                   -------   -------     -------  -------  -------  -------
      Digital Generation Systems, Inc.                  100.0      29.9        66.4     85.1     25.4     13.3

      Nasdaq Non-Financial Stocks                       100.0     117.1       171.8    336.9    196.4    150.1

      Nasdaq Computer and Data Processing Stocks
      SIC 7370-7379 US & Foreign                        100.0     122.9       219.2    481.7    221.8    178.7

                                                     12/1996   12/1997    12/1998   12/1999   12/2000  12/2001
                                                     -------   -------    -------   -------   -------  -------
      Digital Generation Systems, Inc.                $  100     $  30      $  66     $  85     $  25    $  13

      Nasdaq Non-Financial Stocks                     $  100       117        172       337       196      150

      Nasdaq Computer and Data Processing Stocks
      SIC 7370-7379 US & Foreign                      $  100       123        219       482       222      179

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 2002 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of common stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty
(60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. The following table includes the effect of StarGuide shares that were converted into common stock of the Company as a result of the merger on January 18, 2001.

                                                                          Shares Beneficially Owned
                                                                        as of January 31, 2002 (1) (2)
                                                                     ------------------------------------
                                                                           Number of        Percentage
            Beneficial Owner                                                Shares           of Class
            ----------------                                                ------           --------
            Scott Ginsburg (3)                                           31,914,868            41.0%
            Moon Doggie Family Partnership
            4707 Park Lane
            Dallas, Texas  75220


            Entities and individuals associated with                      5,195,603             7.3%
            Pequot Capital Management, Inc. (4)
            354 Pequot Avenue
            Southport, Connecticut  06490

            C.D.A.S., Inc. (5)                                            5,362,503             7.6%
            2897 Granite Pointe Court
            Reno, NV  89511

            Matthew E. Devine (6)                                         2,539,136             3.5%
            Omar A. Choucair (7)                                            515,746               *
            Lawrence D. Lenihan, Jr  (8)                                  5,216,298             7.3%
            David M. Kantor (9)                                               9,028               *
            Cappy R. McGarr (9)                                             139,884               *
            Jeffrey A. Dankworth (10)                                     5,554,049             7.8%
            Eric L. Bernthal (9)                                            702,308             1.0%
            Robert J. Schlegel (9)                                           95,688               *
            Kevin Howe (9)                                                   95,688               *
            All current directors and executive officers as a group      46,782,693            58.2%

                    * Less than 1% of the outstanding shares of common stock.

          (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.

     (2) The number of shares of common stock deemed outstanding as of January 31, 2002 was 70,784,475. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after January 31, 2002.

     (3) Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 22,028,594 shares held in the name of Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company's Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 447,883 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 3,008,527 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of common stock.

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

     (6) Includes options exercisable into 1,299,193 shares of common stock and warrants exercisable into 303,310 shares of common stock.

     (7) Includes options exercisable into 415,221 shares of common stock and warrants exercisable into 86,660 shares of common stock.


     (8) Includes 5,195,603 shares beneficially owned by affiliated entities of Pequot Capital Management, Inc., of which Mr. Lenihan disclaims beneficial ownership as set forth in footnote 4 above. Includes options exercisable into 20,695 shares of common stock.

     (9)  Includes options exercisable into 9,028 shares of common stock.

     (10) Includes options exercisable into 187,903 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During January 2001, DG Systems completed its merger with StarGuide Digital Networks, Inc. ("StarGuide") pursuant to the Agreement and Plan of Merger by and among DG Systems, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DG Systems ("Merger Sub"), and StarGuide. In this merger, the holders of StarGuide common stock received for each share of StarGuide common stock approximately
1.7332 shares of Company common stock, and the holders of Company common stock continued to hold their shares. The following table summarizes the number of shares of common stock of the Company issued to directors and executive officers as a result of the merger.

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

     During 2001, the Company incurred approximately $424,000 in legal fees to Latham & Watkins, a law firm for which Eric L. Bernthal is a partner.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIGITAL GENERATION SYSTEMS, INC.

Dated:  April 30, 2002                         By:   /S/  MATTHEW E. DEVINE
                                                     -----------------------
                                                       Matthew E. Devine
                                                       Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

     Signature                                                Title                              Date
     ---------                                                -----                              ----
                      *                               Chairman of the Board                 April 30, 2002
     -------------------------------------
     Scott K. Ginsburg                     and Director (Principal Executive Officer)

     /S/MATTHEW E. DEVINE                            Chief Executive Officer                April 30, 2002
     -------------------------------------
     Matthew E. Devine                                    And Director

                      *                       Chief Financial Officer and Director          April 30, 2002
     -------------------------------------
     Omar A. Choucair                          (Principal Financial and Accounting
                                                            Officer)

                      *                              Chief Operating Officer                April 30, 2002
     -------------------------------------
     David M. Kantor

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Lawrence D. Lenihan, Jr.

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Cappy R. McGarr

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Jeffrey A. Dankworth

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Eric L. Bernthal

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Robert J. Schlegel

                      *                                     Director                        April 30, 2002
     -------------------------------------
     Kevin Howe


     By:  /S/MATTHEW E. DEVINE
     -------------------------------------
     Attorney-in-Fact