Form 10-Q
period 2002-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2002-05-15
CIK 934448

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

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO __
                                       ---

Number of shares of registrant's Common Stock, par value $0.001, outstanding as of April 30, 2002: 70,784,475

================================================================================

                        DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Business Considerations" as reported in the Company's Annual Report on Form 10-K filed on March 29, 2002, as well as those risks discussed in this Report, and in the Company's other United States Securities and Exchange Commission filings.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                                           Page
                                                                                                            ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 .........           3

            Condensed Consolidated Statements of Operations for the three months ended
            March 31, 2002 and March 31, 2001 .....................................................           4

            Consolidated Statement of Shareholders' Equity for the three months ended
            March 31, 2002 ........................................................................           5

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002
            and March 31, 2001 ....................................................................           6

            Notes to Unaudited Condensed Consolidated Financial Statements ........................           7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations            11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ............................          13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .....................................................................          13

Item 6.     Exhibits and Reports on Form 8-K ......................................................          14

            SIGNATURES ............................................................................          15

ITEM I.  FINANCIAL STATEMENTS

                        Digital Generation Systems, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                               ----                    ----
                                                                            (unaudited)
Assets
------
CURRENT ASSETS:
Cash                                                                     $           1,892       $          2,724
Accounts receivable, net of allowance for doubtful accounts of
  $2,630 at March 31, 2002 and $2,883 at December 31, 2001                          13,129                 13,842
Inventories                                                                          2,045                  2,063
Other current assets                                                                   902                    868
                                                                         -----------------       ----------------
Total current assets                                                                17,968                 19,497

Property and equipment, net                                                         15,821                 16,535
Goodwill, net                                                                       54,097                183,228
Intangible and other assets, net                                                    13,250                 16,197
                                                                         -----------------       ----------------
TOTAL ASSETS                                                             $         101,136       $        235,457
                                                                         =================       ================

Liabilities and Stockholders' Equity
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                         $           5,473       $          5,733
Accrued liabilities                                                                  3,918                  4,509
Deferred revenue                                                                     3,283                  3,315
Current portion of long-term debt and capital leases                                 7,001                  7,294
                                                                         -----------------       ----------------
Total current liabilities                                                           19,675                 20,851

Deferred revenue                                                                     7,607                  8,428
Long-term debt and capital leases                                                    9,320                  9,496
                                                                         -----------------       ----------------
TOTAL LIABILITIES                                                                   36,602                 38,775
                                                                         -----------------       ----------------

STOCKHOLDERS' EQUITY:
Convertible preferred stock, no par value -
 Authorized 15,000,000 shares; Issued and outstanding - none                             -                      -
Common stock, $0.001 par value -
 Authorized - 200,000,000 shares
 Outstanding - 70,784,475 at March 31, 2002 and
  December 31, 2001                                                                     72                     72
Additional paid-in capital                                                         265,907                265,907
Accumulated deficit                                                               (201,344)               (69,196)
Treasury stock, at cost                                                               (101)                  (101)
                                                                         -----------------       ----------------
TOTAL STOCKHOLDERS' EQUITY                                                          64,534                196,682
                                                                         -----------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $         101,136       $        235,457
                                                                         =================       ================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Digital Generation Systems, Inc.
            Unaudited Condensed Consolidated Statements of Operations
              Three months ended March 31, 2002 and March 31, 2001
                      (in thousands, except per share data)

                                                   Three months ended March 31,
                                                   -----------------------------
                                                       2002            2001
                                                       ----            ----

Revenues:
 Audio and video content distribution              $     11,849    $     13,359
 Product sales                                            2,201           3,590
 Other                                                      947           1,982
                                                   ------------    -------------
 Total revenues                                          14,997          18,931
                                                   ------------    -------------

 Cost of revenues:
  Audio and video content distribution                    6,624           7,252
  Product sales                                           1,286           1,297
  Other                                                     721           1,478
                                                   ------------    -------------
 Total cost of revenues                                   8,631          10,027
                                                   ------------    -------------

 Operating expenses:
  Sales and marketing                                     1,298           1,521
  Research and development                                1,034           1,241
  General and administrative                              2,014           3,320
  Depreciation and amortization                           1,641           4,138
  Restructuring charge                                      771               -
                                                   ------------    -------------
 Total operating expenses                                15,389          20,247
                                                   ------------    -------------

 Loss from operations                              $       (392)   $     (1,316)

 Other (income) expense:
  Interest income and other expense, net                     (7)            (29)
  Interest expense                                          472             143
                                                   ------------    -------------
 Net loss before cumulative effect of change in
 accounting principle                              $       (857)   $     (1,430)

  Cumulative effect of change in accounting
  principle                                            (131,291)              -
                                                   ------------    -------------
  Net loss                                         $   (132,148)   $     (1,430)
                                                   ============    =============

 Basic and diluted net loss per share before
 cumulative effect of change in accounting
 principle                                         $      (0.01)   $      (0.02)
                                                   ============    =============
 Basic and diluted net loss per share              $      (1.87)   $      (0.02)
                                                   ============    =============

 Basic and diluted weighted average shares
 outstanding                                             70,784          61,437
                                                   ============    =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Digital Generation Systems, Inc.
       Unaudited Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                                                                                                                 Total
                                     Common Stock        Treasury Stock        Additional      Accumulated   Stockholders'
                                   Shares     Amount    Shares     Amount    Paid-in Capital     Deficit        Equity
                                   ------     ------    ------     ------    ---------------     -------        ------
                                   70,807
 Balance at December 31, 2001                $    72       (23)   $  (101)   $      265,907     $    (69,196)   $   196,682
 Net loss                               -          -         -          -                 -         (132,148)      (132,148)
                                ----------------------------------------------------------------------------------------------
 Balance at March 31, 2002         70,807    $    72       (23)   $  (101)   $      265,907     $   (201,344)   $    64,534
                                ==============================================================================================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Digital Generation Systems, Inc.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                         Three Months Ended March 31,
                                                                                --------------------------------------------
                                                                                        2002                      2001
                                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $     (132,148)            $    (1,430)
 Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
   Depreciation of property and equipment                                                     1,263                   1,035
   Amortization of goodwill and other intangibles                                               378                   3,103
   Impairment of goodwill                                                                   131,291                       -
   Noncash stock award charges                                                                    -                     156
   Provision for doubtful accounts                                                              106                     370
   Changes in operating assets and liabilities:
     Accounts receivable                                                                        607                  (1,495)
     Prepaid expenses and other assets                                                          (48)                  1,498
     Accounts payable and accrued liabilities                                                  (851)                      2
     Deferred revenue, net                                                                     (853)                   (811)
                                                                                     --------------             -----------
 Net cash provided by (used in) provided by operating activities                               (255)                  2,428
                                                                                     --------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                                         (108)                   (984)
 Acquisitions, net of cash acquired                                                               -                   2,716
                                                                                     --------------             -----------
 Net cash (used in) provided by investing activities                                           (108)                  1,732
                                                                                     --------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                           -                      42
 Proceeds from line of credit                                                                 1,500                  17,351
 Payments on line of credit                                                                  (1,500)                (16,105)
 Payments on long-term debt                                                                    (469)                 (3,157)
                                                                                     --------------             -----------
 Net cash used in financing activities                                                         (469)                 (1,869)
                                                                                     --------------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (832)                  2,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              2,724                   2,891
                                                                                     --------------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $        1,892             $     5,182
                                                                                     ==============             ===========

Supplemental Cash Flow Information:
 Interest paid
                                                                                     $          280             $        58

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        Digital Generation Systems, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. During January 2001, the Company completed its merger with StarGuide Digital Networks, Inc. Following the merger, the Company is the sole shareholder of StarGuide. However, for accounting purposes, StarGuide was deemed to be the acquirer, and accordingly, the merger was accounted for as a reverse acquisition. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 2.

     Certain reclassifications have been made to conform prior year amounts to current year classifications.

2.   MERGERS AND ACQUISITIONS

     During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company's common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of the Company's common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the quarter ended March 31, 2001. For the quarter ended March 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142. Changes to the preliminary purchase price allocation did not have a significant impact on previously recorded depreciation and amortization or the consolidated financial position of the Company.

     During March 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. ("Musicam") owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to working capital ($2.2 million) and property and equipment ($0.4 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and was being amortized over a 20-year period during the quarter ended March 31, 2001. For the quarter ended March 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the consolidated statement of operations.

3.  INVENTORIES

    Inventories as of March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                      March 31,      December 31,
                                       2002             2001
                                       ----             ----
            Raw materials            $     655        $      679
            Work-in-process                548               482
            Finished goods                 842               902
                                     ---------        ----------
                                     $   2,045        $    2,063
                                     =========        ==========

4.  INTANGIBLE ASSETS AND GOODWILL

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle.

    In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company identified two reporting units, as defined in SFAS No. 142, with goodwill, a Service unit and a Products unit, which are included in the Audio and Video Content Distribution Segment. The Company recorded goodwill impairment of $131.3 million, in the Service reporting unit, or $1.86 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The fair value of the service reporting unit was determined by estimating the present value of future cash flows.

    The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and EPS before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

                                                                                         Three months ended
                                                                                      March 31,      March 31,
                                                                                        2002           2001
                                                                                        ----           ----
Reported net loss before cumulative effect of change in accounting principle        $     (857)     $   (1,430)
Goodwill amortization                                                                        -           2,598
                                                                                    ------------   -------------
Adjusted net income (loss) before cumulative effect of change in accounting
principle                                                                           $     (857)     $    1,168
                                                                                    ============   =============
Reported basic and diluted EPS before cumulative effect of change in
accounting principle                                                                $    (0.01)     $    (0.02)
Goodwill amortization                                                                        -            0.04
                                                                                    ------------   -------------
Adjusted basic and diluted EPS before cumulative effect of change in
accounting principle                                                                $    (0.01)     $     0.02
                                                                                    ============   =============

    Goodwill totaled $54.1 million at March 31, 2002 and $183.2 million at December 31, 2001. The changes in the carrying value of goodwill by segment for the three months ended March 31, 2002 are as follows (in thousands):

                                                                             Segment
                                                 ------------------------------------------------------------
                                                       Audio and Video
                                                    Content Distribution         Other              Total
                                                    --------------------         -----              -----
Balance as of December 31, 2001                  $       183,228             $           -     $     183,228
Reclassification of employee workforce                     2,783                         -             2,783
Final purchase price adjustments                            (623)                        -              (623)
Impairment loss                                         (131,291)                        -          (131,291)
                                                 ------------------------------------------------------------
Balance at March 31, 2002                        $        54,097             $           -     $      54,097
                                                 ============================================================

    Intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                                    Gross                                   Net
                              Amortization       Intangible         Accumulated          Intangible
                                  Period           Assets          Amortization            Assets
                                  ------           ------          ------------            ------
March 31, 2002
--------------
Customer base                    3 years      $    3,044            $   (1,268)          $     1,776
Brand name                      20 years           8,804                  (550)                8,254
Employee workforce                  N/A                -                     -                     -
                                              ------------------------------------------------------
                                              $   11,848            $   (1,818)          $    10,030
                                              ======================================================
December 31, 2001
-----------------
Customer base                    3 years      $    3,044            $   (1,015)          $     2,029
Brand name                      20 years           8,804                  (440)                8,364
Employee workforce               3 years           4,174                (1,391)                2,783
                                              ------------------------------------------------------
                                              $   16,022            $   (2,846)          $    13,176
                                              ======================================================

    In accordance with SFAS No. 142, the net book value of the Company's employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

    Amortization expense related to intangible assets totaled $0.4 million and $0.8 million during the three months ended March 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2002 is as follows (in thousands):

            Remainder of 2002                     $   1,077
            2003                                      1,455
            2004                                        440
            2005                                        440
            2006                                        440
            Thereafter                                6,178
                                                  ---------
                                                  $  10,030
                                                  =========

5.       OTHER ASSETS

    During the quarter ended March 31, 2002, the Company deferred approximately $0.3 million in legal fees related to the defense of certain patents. The Company will continue to defer these costs until the cases are settled.

If the Company is unsuccessful in defending its patents, all deferred patent costs will be expensed in the period in which the determination is made. If the Company is successful and the defense results in an increase in the value of the patent, the patent costs will be amortized over the remaining estimated useful lives of the patents.

6.  LONG-TERM DEBT AND CAPITAL LEASES

    During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at March 31, 2002 and an additional $4.2 million was available for borrowing. Under the long-term credit agreement, the Company is required to maintain minimum EBITDA, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company's capital expenditures and capital lease borrowings are limited on an annual basis. During the quarter ended March 31, 2002, the Company was in compliance with these covenants.

7.  INCOME TAXES

    There was no income tax expense (benefit) for the three months ended March 31, 2002 and March 31, 2001 due to the existence of net operating losses and a full valuation allowance recorded for related deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of March 31, 2002 and March 31, 2001.

8.  NET LOSS PER SHARE

    Under SFAS No. 128 "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Due to net losses, inclusion of potentially dilutive securities would be anti-dilutive. At March 31, 2002, outstanding potentially dilutive securities consisted of options and warrants exercisable into a total of 15.1 million shares of Common Stock, with exercise prices ranging from $1.15 to $10.125 per share. Therefore, basic and diluted loss per share for the Company were the same.

9.  SEGMENT INFORMATION

    The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and other, which includes transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

    The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes.

                                                Three months ended March 31, 2002
                       -------------------------------------------------------------------------------

                           Audio and Video                          Intersegment        Consolidated
                         Content Distribution       Other (a)     Eliminations (b)         Totals
                       ------------------------  --------------  -------------------  ----------------
Revenues                $             14,119      $        878    $              -     $       14,997

Operating loss          $               (127)     $       (265)   $              -     $         (392)

Impairment loss         $           (131,291)     $          -    $              -     $     (131,291)

Total assets            $            132,342      $      2,968    $        (34,174)    $      101,136


                                                Three months ended March 31, 2001
                       -------------------------------------------------------------------------------

                           Audio and Video                            Intersegment      Consolidated
                         Content Distribution       Other (a)       Eliminations (b)       Totals
                       ------------------------  --------------  -------------------  ----------------
Revenues                $             17,146      $      1,785    $              -     $       18,931

Operating loss          $               (701)     $       (615)   $              -     $       (1,316)

Total assets            $            267,273      $      3,769    $        (21,038)    $      250,004

   (a) Other includes operations of Corporate Computer Systems, Inc. ("CCS"), responsible for the Company's digital compression technology and consulting.

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

Results of Operations

     Revenues. Revenues for the three months ended March 31, 2002 decreased $3.9 million, or 21%, due to one-time satellite receiver sales that occurred during the three months ended March 31, 2001, which contributed approximately $1.8 million to total revenues and a decline of approximately $1.9 million in advertising revenue, reflecting the impact of a weak advertising sector in the economy.

     Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $1.4 million, or 14%, for the three months ended March 31, 2002 reflecting the impact of lower revenues on cost of revenues.

     Sales and marketing. Sales and marketing expense decreased $0.2 million, or 15%, for the three months ended March 31, 2002, primarily due to reduced spending on the Company's CoolCast marketing activities and reductions in headcount.

     Research and development. Research and development expense decreased $0.2 million, or 16%, for the three months ended March 31, 2002 due to the capitalization of salaries, benefits and other costs related to the development of new software.

     General and administrative. General and administrative expense decreased $1.3 million, or 39%, for the three months ended March 31, 2002 primarily due to reduction in expenses due to reductions in headcount and the consolidation of administrative support functions. During the first quarter 2002 the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represents employee termination costs, lease obligations and the write-down of certain leasehold improvements.

     Depreciation and amortization. Depreciation and amortization decreased $2.5 million for the three months ended March 31, 2002 primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and as a result, ceased to amortize goodwill at January 1, 2002. During the three months ended March 31, 2001, the Company recorded approximately $2.6 million in goodwill amortization expense. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $131.3 million as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

     On a reported basis, net cash used in operating activities for the three months ended March 31, 2002 was $0.3 million compared to net cash provided by operating activities of $2.4 million for the three months ended March 31, 2001. The decline of $2.7 million in net cash provided by operating activities is primarily due to the decline in revenues from prior year of $3.9 million.

     The Company purchased equipment and made capital additions of $0.1 million during the three months ended March 31, 2002 versus $1.0 million in capital expenditures for the three months ended March 31, 2001. Capital expenditures during the three months ended March 31, 2001 were primarily related to the transition of the Network Operating Center from San Francisco to Dallas. Net principal payments on long term debt and capital leases was $0.4 million for the three months ended March 31, 2002 versus net principal payments of $1.9 million for the three months ended March 31, 2001.

     At March 31, 2002, the Company's current sources of liquidity included cash and cash equivalents of $1.9 million. During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12,500,000 and a revolving credit facility with a borrowing base subject to the Company's eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.0 million was outstanding under the revolving credit facility at March 31, 2002 and an additional $4.2 million was available for borrowing. Under the long-term credit agreement, the Company is required to maintain minimum EBITDA, fixed charge coverage ratios and current ratios on a quarterly basis. In addition, the Company's capital expenditures and capital lease borrowings are limited on an annual basis. During the quarter ended March 31, 2002, the Company was in compliance with these covenants. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Impact of Recently Issued Accounting Standards

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", at which time the company had unamortized goodwill of $183.0 million. During the three months ended March 31, 2002, the Company recorded goodwill impairment of $131.3 million. (See Note 9)

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company provides some services to entities located outside of the United States of America and, therefore, is subject to the risk that the applicable exchange rates will adversely impact the Company's results of operations. The Company believes this risk to be immaterial to the Company's results of operations.

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

     On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. ("Williams") in the United States District Court for the District of Nevada alleging that Williams has willfully infringed on three StarGuide patents. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On January 15, 2002, Williams answered the complaint, denying all material allegations in the complaint and asserting, as affirmative defenses, that the patents-in-suit are invalid and not infringed by Williams. On February 15, 2002 Williams moved for summary judgment of non-infringement of the patents-in-suit. On March 4, 2002, StarGuide opposed Williams' motion for summary judgment and also moved to amend its complaint to add Williams Communications, LLC ("WCL"), a subsidiary of Williams, as a party defendant. On April 22, 2002, Williams filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. WCL did not file for Chapter 11 protection. On April 30, 2002, the Court granted StarGuide's motion to add WCL as a party defendant. It is expected that the lawsuit will proceed against WCL but that StarGuide's claims against Williams are stayed by virtue of Williams' filing for Chapter 11 protection.

     On February 8, 2002, WCL filed suit against StarGuide and DGS in the Northern District of Oklahoma seeking a declaratory judgment that the patents involved in the Nevada lawsuit are invalid and not infringed. StarGuide and DGS have moved to dismiss, transfer or stay this lawsuit on the basis that the lawsuit brought by StarGuide in Nevada is the first-filed lawsuit between the parties concerning the patents. The court has not yet entered a decision on the motion to dismiss, transfer or stay.

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

                                DIGITAL GENERATION SYSTEMS, INC.



Dated:  May 14, 2002            By /s/ OMAR CHOUCAIR
                                --------------------
                                Omar Choucair
                                Chief Financial Officer (Principal Accounting
                                Officer)