Form 10-Q
period 2002-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2002-08-14
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 0-27644

Digital Generation Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3140772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 West John Carpenter Freeway, Suite 700
Irving, Texas 75039
(Address of principal executive offices, including zip code)

(972) 581-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ✓        NO

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of July 31, 2002:  70,801,002

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K filed on March 29, 2002, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I.    FINANCIAL STATEMENTS

Digital Generation Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
	June 30, 2002	December 31, 2001
Assets	(unaudited)
CURRENT ASSETS:
Cash	$1,667	$2,724
Accounts receivable, net of allowance for doubtful accounts of $2,721 at June 30, 2002 and $2,883 at December 31, 2001	12,510	13,842
Inventories	2,273	2,063
Other current assets	529	868

Total current assets	16,979	19,497

Property and equipment, net	14,645	16,535
Goodwill, net	54,097	183,228
Intangible and other assets, net	13,643	16,197

TOTAL ASSETS	$99,364	$235,457

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$4,311	$5,733
Accrued liabilities	4,739	4,509
Deferred revenue	3,323	3,315
Current portion of long-term debt and capital leases	6,870	7,294

Total current liabilities	19,243	20,851

Deferred revenue	6,786	8,428
Long-term debt and capital leases	7,611	9,496

TOTAL LIABILITIES	33,640	38,775

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value— Authorized 15,000,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value—
Authorized—200,000,000 shares Outstanding—70,801,002 at June 30, 2002 and 70,784,475 at December 31, 2001	72	72
Additional paid-in capital	265,921	265,907
Accumulated deficit	(200,168)	(69,196)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	65,724	196,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,364	$235,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.
Unaudited Condensed Consolidated Statement of Operations
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Audio and video content distribution	$13,387	$12,738	$25,236	$26,097
Product sales	1,444	4,081	3,645	7,671
Other	1,208	1,769	2,155	3,751

Total revenues	16,039	18,588	31,036	37,519

Cost of revenues:
Audio and video content distribution	6,464	6,929	13,088	14,181
Product sales	825	1,625	2,111	2,922
Other	701	1,070	1,422	2,548

Total cost of revenues	7,990	9,624	16,621	19,651

Operating expenses:
Sales and marketing	1,401	1,525	2,699	3,046
Research and development	848	1,018	1,882	2,259
General and administrative	2,446	3,217	4,460	6,537
Depreciation and amortization	1,758	4,343	3,399	8,481
Restructuring charges	—	791	771	791

Total expenses	14,443	20,518	29,832	40,765

Income (loss) from operations	1,596	(1,930)	1,204	(3,246)

Other (income) expense:
Interest income and other expense, net	(3)	190	(10)	161
Interest expense	423	747	895	890

Net income (loss) before cumulative effect of change in accounting principle	1,176	(2,867)	319	(4,297)

Cumulative effect of change in accounting principle	—	—	(131,291)	—

Net income (loss)	$1,176	$(2,867)	$(130,972)	$(4,297)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.04)	$0.00	$(0.06)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.04)	$0.00	$(0.06)

Basic net income (loss) per share	$0.02	$(0.04)	$(1.85)	$(0.06)

Diluted net income (loss) per share	$0.02	$(0.04)	$(1.85)	$(0.06)

Basic weighted average shares outstanding	70,794	70,563	70,789	70,123

Diluted weighted average shares outstanding	70,851	70,563	70,789	70,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	70,807	$72	(23)	$(101)	$265,907	$(69,196)	$196,682
Net loss	—	—	—	—	—	(132,148)	(132,148)

Balance at March 31, 2002	70,807	$72	(23)	$(101)	$265,907	$(201,344)	$64,534
Purchases of shares through ESPP	16	—	—	—	13	—	13
Exercise of stock options	1	—	—	—	1	—	1
Net income	—	—	—	—	—	1,176	1,176

Balance at June 30, 2002	70,824	$72	(23)	$(101)	$265,921	$(200,168)	$65,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,972)	$(4,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,644	2,146
Amortization of goodwill and other intangibles	755	6,335
Impairment of goodwill	131,291	—
Noncash stock award charges	—	156
Provision for doubtful accounts	418	1,025
Changes in operating assets and liabilities:
Accounts receivable	914	3,358
Prepaid expenses and other assets	(596)	688
Accounts payable and accrued liabilities	(1,192)	(2,597)
Deferred revenue, net	(1,634)	(1,603)

Net cash provided by operating activities	1,628	5,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(279)	(1,363)
Acquisitions, net of cash acquired	—	1,072

Net cash used in investing activities	(279)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	275
Payment of debt issuance costs	(111)	(646)
Proceeds from line of credit and long-term debt	2,500	36,864
Payments on line of credit and long-term debt	(4,809)	(37,799)

Net cash used in financing activities	(2,406)	(1,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,057)	3,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,724	2,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,667	$6,505

Supplemental Cash Flow Information:
Interest paid	$595	$76

Property, plant and equipment acquired through capital lease	$—	$1,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.    BASIS OF PRESENTATION

The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. During January 2001, the Company completed its merger with StarGuide Digital Networks, Inc. Following the merger, the Company is the sole shareholder of StarGuide. However, for accounting purposes, StarGuide was deemed to be the acquirer, and accordingly, the merger was accounted for as a reverse acquisition. All share and per share information has been restated to reflect the exchange ratio on a retroactive basis. See Note 2.

Certain reclassifications have been made to conform prior year amounts to current year classifications.

2.    MERGERS AND ACQUISITIONS

During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company’s common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of the Company’s common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the six months ended June 30, 2001. For the six months ended June 30, 2002, goodwill amortization was discontinued in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) with $131.3 million being recorded as a change in accounting principle. Changes to the preliminary purchase price allocation did not have a significant impact on previously recorded depreciation and amortization or the consolidated financial position of the Company.

During March 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. (“Musicam”) owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to working capital ($2.2 million) and property and equipment ($0.4 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and was being amortized over a 20-year period during the quarter ended June 30, 2001. For the six months ended June 30, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the condensed consolidated statement of operations.

3.    INVENTORIES
Inventories as of June 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$805	$679
Work-in-process	559	482
Finished Goods	909	902

	$2,273	$2,063

4.    INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company identified two reporting units, as defined in SFAS No. 142, with goodwill, a Services unit and a Products unit, which are included in the Audio and Video Content Distribution Segment. The Company recorded goodwill impairment of $131.3 million, in the Services reporting unit, or $1.86 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The fair value of the Services reporting unit was determined by estimating the present value of future cash flows expected to be generated by this reporting unit.

The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and EPS before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002		June 30, 2001
Reported net income (loss) before cumulative effect of change in accounting principle	$1,176	$(2,867)		$319	$(4,297)
Goodwill amortization	—	1,753		—	4,351

Adjusted net income (loss) before cumulative effect of change in accounting principle	$1,176	$(1,114)		$319	$54

Reported basic and diluted EPS before cumulative effect of change in accounting principle	$0.02	$(0.04)	$		$(0.06)
Goodwill amortization per share	—	0.02		—	0.06

Adjusted basic and diluted EPS before cumulative effect of change in accounting principle	$0.02	$(0.02)		$—	$—

Goodwill totaled $54.1 million at June 30, 2002 and $183.2 million at December 31, 2001. The changes in the carrying value of goodwill by segment for the three months ended June 30, 2002 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Other	Total
Balance as of December 31, 2001	$183,228	$ —	$183,228
Reclassification of employee workforce	2,783	—	2,783
Final purchase price adjustments	(623)	—	(623)
Impairment loss	(131,291)	—	(131,291)

Balance at June 30, 2002	$54,097	$ —	$54,097

Intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
June 30, 2002
Customer base	3 years	$3,044	$(1,522)	$1,522
Brand name	20 years	8,804	(660)	8,144

		$11,848	$(2,182)	$9,666

December 31, 2001
Customer base	3 years	$3,044	$(1,015)	$2,029
Brand name	20 years	8,804	(440)	8,364
Employee workforce	3 years	4,174	(1,391)	2,783

		$16,022	$(2,846)	$13,176

In accordance with SFAS No. 142, the net book value of the Company’s employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

Amortization expense related to intangible assets totaled $0.4 million and $0.8 million during the six months ended June 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows (in thousands):

Remainder of 2002	$727
2003	1,455
2004	440
2005	440
2006	440
Thereafter	6,164

$9,666

5.    OTHER ASSETS

During the six months ended June 30, 2002, the Company deferred approximately $0.8 million in legal fees related to the defense of certain patents. The Company will continue to defer these costs until the cases are finally determined. If the Company is unsuccessful in defending its patents, all deferred patent costs will be expensed in the period in which the determination is made. If the Company is successful and the defense results in an increase in the value of the patent, the patent costs will be amortized over the remaining estimated useful lives of the patents.

6.    LONG-TERM DEBT AND CAPITAL LEASES

During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $5.0 million was outstanding under the revolving credit facility at June 30, 2002 and an additional $3.3 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended June 30, 2002, the Company was in compliance with these covenants.

7.    INCOME TAXES

There was no income tax expense (benefit) for the six months ended June 30, 2002 and June 30, 2001 due to the existence of net operating losses and a full valuation allowance recorded for related deferred tax assets. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of June 30, 2002 and June 30, 2001.

8.    EARNINGS PER SHARE

Under SFAS No. 128, Earnings per Share, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Basic:
Net income (loss)	$1,176	$(2,867)	$(130,972)	$(4,297)
Weighted average shares outstanding	70,794	70,563	70,789	70,123

Basic net income (loss) per share	$0.02	$(0.04)	$(1.85)	$(0.06)

Diluted:
Net income (loss)	$1,176	$(2,867)	$(130,972)	$(4,297)

Weighted average shares outstanding	70,794	70,563	70,789	70,123
Add: Net effect of potential dilutive shares	57	—	—	—

Diluted weighted average shares outstanding	70,851	70,563	70,789	70,123

Diluted net income (loss) per share	$0.02	$(0.04)	$(1.85)	$(0.06)

At June 30, 2002, 717,394 options with a weighted average exercise price of $0.92 per share had exercise prices below the average market price of $1.00 for the three months ended June 30, 2002. Using the treasury stock method for calculating the dilutive effect of stock options, 57,392 potential dilutive shares were included in the computation of diluted net income per share for the three months ended June 30, 2002. An additional 8,127,054 options were not included in the computation of diluted net income per share because the exercise prices were above the average market price of $1.00. For the three months ended June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001, no options were included in the computation of diluted net loss per share as their effect would be antidilutive.

At June 30, 2002, warrants to purchase 8,544,870 shares of common stock at a weighted average exercise price of $2.48 were not included in the computation of diluted net income per share because the exercise prices were above the average market price of $1.00. For the three months ended June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001, no warrants were included in the computation of diluted loss per share as their effect would be antidilutive.

9.    SEGMENT INFORMATION

The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and other, which includes transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

	Three months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,974	$1,065	$—	$16,039
Operating income (loss)	$1,785	$(189)	$—	$1,596
Total assets	$131,615	$3,120	$(35,371)	$99,364

	Three months ended June 30, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$17,156	$1,432	$—	$18,588
Operating income (loss)	$(2,025)	$95	$—	$(1,930)
Total assets	$266,288	$3,868	$(26,004)	$244,152

	Six months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,093	$1,943	$—	$31,036
Operating income (loss)	$1,984	$(780)	$—	$1,204
Impairment loss	$(131,291)	$—	$—	$(131,291)
Total assets	$131,615	$3,120	$(35,371)	$99,364

	Six months ended June 30, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$34,327	$3,192	$—	$37,519
Operating income (loss)	$(3,426)	$180	$—	$(3,246)
Total assets	$266,288	$3,868	$(26,004)	$244,152

(a)	Other includes operations of Corporate Computer Systems, Inc. (“CCS”), responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

Results of Operations

Revenues.  Revenues for the three months ended June 30, 2002 decreased $2.6 million, or 14%, primarily due to one-time satellite receiver sales that occurred during the three months ended June 30, 2001. This decline was offset slightly by an increase in advertising distribution revenues driven by increased delivery volumes with new and existing customers. Revenues for the six months ended June 30, 2002 decreased $6.5 million, or 17%, primarily due to the one-time satellite receiver sales of $4.3 million during the six months ended June 30, 2001. Declines in consulting revenues and advertising distribution revenues also contributed to the overall decline.

Cost of Revenues.  Cost of revenues, which includes delivery and material costs and customer operations, decreased $1.6 million, or 17%, for the three months ended June 30, 2002 and $3.0 million, or 15%, for the six months ended June 30, 2002, as compared to the corresponding prior year periods, reflecting the impact of lower revenues on cost of revenues.

Sales and Marketing.  Sales and marketing expense decreased $0.1 million, or 8%, for the three months ended June 30, 2002 and $0.3 million, or 12%, for the six months ended June 30, 2002. Such decreases are primarily due to reduced spending on the Company’s CoolCast marketing activities and reductions in headcount.

Research and Development.  Research and development expense decreased $0.2 million, or 17%, for the three months ended June 30, 2002 and $0.4 million, or 17%, for the six months ended June 30, 2002, as compared to the corresponding prior year periods, due to the capitalization of salaries, benefits and other costs related to the development of new software.

General and Administrative and Restructuring Charges.  General and administrative expense decreased $0.8 million, or 24%, for the three months ended June 30, 2002 and $2.1 million, or 32%, for the six months ended June 30, 2002, as compared to the corresponding prior year periods. Such decreases are primarily due to reductions in headcount and the consolidation of administrative support functions. During the first quarter 2002 the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represents employee termination costs, lease obligations and the write-down of certain leasehold improvements. During the three months ended June 30, 2001, the Company incurred costs of approximately $0.8 million for the move of its Network Operating Center and corporate accounting department from San Francisco, CA to Irving, TX.

Depreciation and Amortization.  Depreciation and amortization decreased $2.6 million for the three months ended June 30, 2002 and $5.1 million for the six months ended June 30, 2002, as compared to the corresponding prior year periods, primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill at January 1, 2002. During the three months and six months ended June 30, 2001, the Company recorded approximately $2.6 million and $5.5 million in goodwill amortization expense, respectively. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $131.3 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest Expense.  Interest expense decreased $0.3 million for the three months ended June 30, 2002. During the three months ended June 30, 2001, the Company terminated its existing long-term loan and security agreement with Foothill Capital Corporation and as a result, incurred early termination fees of $0.3 million.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the six months ended June 30, 2002 was $1.6 million compared to net cash provided by operating activities of $5.2 million for the six months ended June 30, 2001. The decline of $3.6 million in net cash provided by operating activities is primarily due to the decline in revenues from prior year of $6.5 million offset by reduced cost of revenues of $3.0 million.

The Company purchased equipment and made capital additions of $0.3 million during the six months ended June 30, 2002 versus $1.4 million in capital expenditures for the six months ended June 30, 2001. Capital expenditures during the six months ended June 30, 2001 were primarily related to the transition of the Network Operating Center from San Francisco to Dallas. Net principal payments on long term debt and capital leases was $2.3 million for the six months ended June 30, 2002 versus net payments of $0.9 million for the six months ended June 30, 2001.

At June 30, 2002, the Company’s current sources of liquidity included cash and cash equivalents of $1.7 million. During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $5.0 million was outstanding under the revolving credit facility at June 30, 2002 and an additional $3.3 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended June 30, 2002, the Company was in compliance with these covenants. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Impact of Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, at which time the Company had unamortized goodwill of $183.0 million. During the three months ended March 31, 2002, the Company recorded goodwill impairment of $131.3 million. (See Note 4)

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of.” The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides some services to entities located outside of the United States of America and, therefore, is subject to the risk that the applicable exchange rates will adversely impact the Company’s results of operations. The Company believes this risk to be immaterial to the Company’s results of operations.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Westwood One, Inc. and Westwood One Radio Networks, Inc. (collectively, “Westwood One”) produce radio programming that is distributed using satellite-based data distribution equipment produced by StarGuide. On October 12, 2001, Westwood One filed a complaint against StarGuide in the United States District Court for the District of Columbia alleging that StarGuide has attempted unlawfully to compel Westwood One to replace existing StarGuide equipment with later models. The complaint alleges violations of federal antitrust laws, breach of contract, breach of the duties of good faith and fair dealing, indemnification and tortuous interference with contracts. Westwood One has requested an injunction, as well as the award of unspecified general damages (trebled in accordance with applicable antitrust statutes), costs and punitive damages. StarGuide has filed a motion to dismiss the complaint. The court has not entered a decision on StarGuide’s motion. The Court held a scheduling conference in the case on June 21, 2002, at which time the Court deferred further proceedings to allow parties time to engage in informal settlement efforts.

On March 20, 2002, StarGuide filed a complaint against Westwood One in the United States District Court for the District of Nevada alleging that Westwood One has willfully infringed upon various StarGuide patents, copyrights and trademarks, intentionally interfered with contracts to which StarGuide is a party, and engaged in various deceptive and unfair trade practices. StarGuide requests injunctive relief, unspecified damages (including treble damages in accordance with applicable statute), and punitive and exemplary damages. The Court has deferred further proceedings in the case to allow the parties time to engage in informal settlement efforts.

On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. (“Williams”) in the United States District Court for the District of Nevada alleging that Williams has willfully infringed three StarGuide patents. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On January 15, 2002, Williams answered the complaint, denying all material allegations in the complaint and asserting, as affirmative defenses, that the patents-in-suit are invalid and not infringed by Williams. On February 15, 2002, Williams moved for summary judgment of non-infringement of the patents-in-suit. On March 4, 2002, StarGuide opposed Williams’ motion for summary judgment and moved to amend its complaint to add Williams Communications, LLC (“WCL”), a subsidiary of Williams, as a party defendant. On April 22, 2002, Williams filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. StarGuide’s claims against Williams are stayed by virtue of Williams’ filing for Chapter 11 protection. WCL did not file for Chapter 11 protection. On April 30, 2002, the Nevada Court granted StarGuide’s motion to add WCL as a party defendant. On June 2, 2002, the Court denied Williams’ motion for summary judgment of non-infringement. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed. The parties are now engaged in fact discovery.

On February 8, 2002, WCL filed suit against StarGuide and DGS in the Northern District of Oklahoma seeking a declaratory judgment that the patents involved in the Nevada lawsuit are invalid and not infringed. StarGuide and DGS moved to dismiss, transfer or stay this lawsuit on the basis that the lawsuit brought by StarGuide in Nevada is the first-filed lawsuit between the parties concerning the patents. After the District of Nevada granted StarGuide’s motion to add WCL as a party defendant in that action, WCL dismissed the Oklahoma lawsuit on July 11, 2002.

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed.

On May 17, 2002, WCL filed a petition in the District Court of Tulsa County in the State of Oklahoma against DGS, asserting causes of action for Unfair Trade Competition, Interference with Contract, Violation of the Oklahoma Deceptive Trade Practices Act, and Disparagement of Property and Trade Libel. WCL has requested permanent injunctive relief, damages, punitive damages and costs and expenses. On July 1, 2002, DGS answered the petition, denying the material allegations of the petition. The parties are now engaged in fact discovery. DGS believes the allegations of the petition are without merit and intends to defend itself vigorously against WCL’s claims.

Item 5.     OTHER INFORMATION

In September 1999, a civil lawsuit was filed by the Securities and Exchange Commission in the United States District Court for the Southern District of Florida against Scott Ginsburg, the Chairman of the Board of the Company, his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. (“EZ”) and in 1997 regarding the securities of Katz Media, Inc. (“Katz”). The lawsuit further alleged that Mr. Ginsburg’s father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz, and subsequently profited from the sale of such securities.

In April 2002, a jury found that Mr. Ginsburg did make these communications, known as “tipping,” and therefore concluded that he had violated Sections 10(b) and 14(e) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14e-3 thereunder. In July 2002, the United States District Court imposed a $1,000,000 civil penalty against Mr. Ginsburg.

Mr. Ginsburg has filed a motion asking the Court to set aside its ruling and the verdict of the jury. If the Court denies Mr. Ginsburg’s currently pending motion, he has indicated that he may decide to file an appeal with the United States Court of Appeals for the Eleventh Circuit.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Report on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: August 14, 2002	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)