Form 10-Q
period 2002-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2002-11-14
CIK 934448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ✓      NO

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of October 31, 2002: 70,801,002

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

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

Digital Generation Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets

CURRENT ASSETS:
Cash	$2,048	$2,724
Accounts receivable, net of allowance for doubtful accounts of $2,644 at September 30, 2002 and $2,883 at December 31, 2001	11,930	13,842
Inventories	2,096	2,063
Other current assets	602	868

Total current assets	16,676	19,497

Property and equipment, net	13,678	16,535
Goodwill, net	54,097	183,228
Intangible and other assets, net	12,964	16,197

TOTAL ASSETS	$97,415	$235,457

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$3,513	$5,733
Accrued liabilities	5,037	4,509
Deferred revenue	3,283	3,315
Current portion of long-term debt and capital leases	6,630	7,294

Total current liabilities	18,463	20,851

Deferred revenue	5,966	8,428
Long-term debt and capital leases	6,080	9,496

TOTAL LIABILITIES	30,509	38,775

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, no par value—Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—Authorized—200,000,000 shares; Outstanding—70,801,002 at September 30, 2002 and 70,784,475 at December 31, 2001	72	72
Additional paid-in capital	265,921	266,000
Accumulated deficit	(198,986)	(69,196)
Receivables from issuance of common stock	—	(93)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	66,906	196,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,415	$235,457

Digital Generation Systems, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Audio and video content distribution	$12,894	$11,151	$38,130	$37,248
Product sales	2,466	2,910	6,111	10,581
Other	1,061	1,858	3,216	5,609

Total revenues	16,421	15,919	47,457	53,438

Cost of revenues:
Audio and video content distribution	6,246	6,558	19,334	20,739
Product sales	1,358	1,275	3,469	4,197
Other	594	1,015	2,016	3,563

Total cost of revenues	8,198	8,848	24,819	28,499

Operating expenses:
Sales and marketing	1,073	1,267	3,772	4,313
Research and development	1,079	1,045	2,961	3,304
General and administrative	2,610	2,452	7,070	8,989
Depreciation and amortization	1,949	4,258	5,348	12,739
Restructuring charges	—	—	771	791

Total expenses	14,909	17,870	44,741	58,635

Income (loss) from operations	1,512	(1,951)	2,716	(5,197)

Other (income) expense:
Interest income and other expense, net	(5)	133	(15)	294
Interest expense	335	375	1,230	1,265

Net income (loss) before cumulative effect of change in accounting principle	1,182	(2,459)	1,501	(6,756)

Cumulative effect of change in accounting principle	—	—	131,291	—

Net income (loss)	$1,182	$(2,459)	$(129,790)	$(6,756)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.04)	$0.02	$(0.10)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.04)	$0.02	$(0.10)

Basic net income (loss) per share	$0.02	$(0.04)	$(1.83)	$(0.10)

Diluted net income (loss) per share	$0.02	$(0.04)	$(1.83)	$(0.10)

Basic weighted average shares outstanding	70,801	70,739	70,794	70,330

Diluted weighted average shares outstanding	70,882	70,739	70,898	70,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	70,807	$72	(23)	$(101)	$265,907	$(69,196)	$196,682
Net loss	—	—	—	—	—	(132,148)	(132,148)

Balance at March 31, 2002	70,807	$72	(23)	$(101)	$265,907	$(201,344)	$64,534
Purchases of shares through ESPP	16	—	—	—	13	—	13
Exercise of stock options	1	—	—	—	1	—	1
Net income	—	—	—	—	—	1,176	1,176

Balance at June 30, 2002	70,824	$72	(23)	$(101)	$265,921	$(200,168)	$65,724
Net income	—	—	—	—	—	1,182	1,182

Balance at September 30, 2002	70,824	$72	(23)	$(101)	$265,921	$(198,986)	$66,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,790)	$(6,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,029	3,316
Amortization of goodwill and other intangibles	1,319	9,423
Impairment of goodwill	131,291	—
Noncash stock award charges	—	371
Provision for doubtful accounts	846	1,825
Changes in operating assets and liabilities:
Accounts receivable	1,066	1,192
Prepaid expenses and other assets	(677)	575
Accounts payable and accrued liabilities	(1,692)	(5,500)
Deferred revenue, net	(2,494)	(2,393)

Net cash provided by operating activities	3,898	2,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(397)	(2,559)
Acquisitions, net of cash acquired	—	(876)

Net cash used in investing activities	(397)	(3,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	419
Payment of debt issuance costs	(111)	(699)
Proceeds from line of credit and long-term debt	3,500	40,864
Payments on line of credit and long-term debt	(7,580)	(39,312)

Net cash (used by) provided by financing activities	(4,177)	1,272

NET DECREASE IN CASH AND CASH EQUIVALENTS	(676)	(110)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,724	2,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,048	$2,781

Supplemental Cash Flow Information:
Interest paid	$961	$274

Property, plant and equipment acquired through capital lease	$—	$1,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company’s common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of the Company’s common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. During the third quarter of 2002, the Company recorded certain adjustments to the original purchase price allocation related to the components of property and equipment. The net impact of these adjustments was insignificant to the Company’s results of operations and financial position for all periods subsequent to the acquisition. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the nine months ended September 30, 2001. For the nine months ended September 30, 2002, goodwill amortization was discontinued in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) with $131.3 million being recorded as a change in accounting principle.

During March 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. (“Musicam”) owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to working capital ($2.2 million) and property and equipment ($0.4 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and was being amortized over a 20-year period during the quarter ended June 30, 2001. For the nine months ended September 30, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the condensed consolidated statement of operations.

3.	INVENTORIES

Inventories as of September 30, 2002 and December 31, 2001 are summarized as follows (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$700	$679
Work-in-process	610	482
Finished Goods	786	902

	$2,096	$2,063

4.	INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company identified two reporting units, as defined in SFAS No. 142, with goodwill, a Services unit and a Products unit, which are included in the Audio and Video Content Distribution Segment. The Company recorded goodwill impairment of $131.3 million in the Services reporting unit, or $1.86 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The fair value of the Services reporting unit was determined by estimating the present value of future cash flows expected to be generated by this reporting unit.

The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and earnings (loss) per share before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net income (loss) before cumulative effect of change in accounting principle	$1,182	$(2,459)	$1,501	$(6,756)
Goodwill amortization	—	2,383	—	8,180

Adjusted net income (loss) before cumulative effect of change in accounting principle	$1,182	$(76)	$1,501	$(1,424)

Reported basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.04)	$0.02	$(0.10)

Goodwill amortization per share	—	0.03	—	0.12

Adjusted basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.02	$(0.01)	$0.02	$0.02

Goodwill totaled $54.1 million at September 30, 2002 and $183.2 million at December 31, 2001. The changes in the carrying value of goodwill by segment for the three months ended September 30, 2002 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Other	Total
Balance as of December 31, 2001	$183,228	$—	$183,228
Reclassification of employee workforce	2,783	—	2,783
Final purchase price adjustments	(623)	—	(623)
Impairment loss	(131,291)	—	(131,291)

Balance at September 30, 2002	$54,097	$—	$54,097

Intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

	Amortization Period	Gross IntangibleAssets	Accumulated Amortization	Net Intangible Assets
September 30, 2002
Customer relationships	3 years	$3,044	$(1,776)	$1,268
Brand name	20 years	8,804	(770)	8,034

		$11,848	$(2,546)	$9,302

December 31, 2001
Customer relationships	3 years	$3,044	$(1,015)	$2,029
Brand name	20 years	8,804	(440)	8,364
Employee workforce	3 years	4,174	(1,391)	2,783

		$16,022	$(2,846)	$13,176

In accordance with SFAS No. 142, the net book value of the Company’s employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

Amortization expense related to intangible assets totaled $1.1 million and $2.5 million during the nine months ended September 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows (in thousands):

Remainder of 2002	$363
2003	1,455
2004	440
2005	440
2006	440
Thereafter	6,164

$9,302

5.	OTHER ASSETS

During the nine months ended September 30, 2002, the Company deferred approximately $1.1 million in legal expenses related to the defense of certain patents. The Company will continue to defer these costs until the cases are finally determined. If the Company is unsuccessful in defending its patents, all deferred patent costs will be expensed in the period in which the determination is made. If the results of the cases are favorable to the Company, these costs will be appropriately amortized.

On October 22, 2002, the Company settled a case relating to the defense of a patent. Management believes the settlement to be favorable to the Company. The deferred legal costs related to this case will be amortized beginning in October 2002.

6.	LONG-TERM DEBT AND CAPITAL LEASES

During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $5.5 million was outstanding under the revolving credit facility at September 30, 2002 and an additional $2.3 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended September 30, 2002, the Company was in compliance with these covenants.

7.	INCOME TAXES

There was no income tax expense (benefit) for the nine months ended September 30, 2002 and September 30, 2001 due to the existence of net operating losses and a full valuation allowance recorded for related deferred tax assets. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of September 30, 2002 and September 30, 2001.

8.	EARNINGS PER SHARE

Under SFAS No. 128, Earnings per Share, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic:
Net income (loss)	$1,182	$(2,459)	$(129,790)	$(6,756)
Weighted average shares outstanding	70,801	70,739	70,794	70,330

Basic net income (loss) per share	0.02	(0.04)	(1.83)	(0.10)

Diluted:
Net income (loss)	$1,182	$(2,459)	$(129,790)	$(6,756)

Weighted average shares outstanding	70,801	70,739	70,794	70,330

Add: Net effect of potential dilutive shares	81	—	104	—

Diluted weighted average shares outstanding	70,882	70,739	70,898	70,330

Diluted net income (loss) per share	$0.02	$(0.04)	$(1.83)	$(0.10)

At September 30, 2002, 712,730 options with a weighted average exercise price of $0.93 per share had exercise prices below the average market price of $1.05 for the three months ended September 30, 2002. Using the treasury stock method for calculating the dilutive effect of stock options, approximately 81,000 and 104,000 potential dilutive shares were included in the computation of diluted net income per share for the three and nine months ended September 30, 2002, respectively. For the three months and nine months ended September 30, 2001, no options were included in the computation of diluted net loss per share as their effect would be antidilutive.

At September 30, 2002, warrants to purchase 8,544,870 shares of common stock at a weighted average exercise price of $2.48 were not included in the computation of diluted net income per share because the exercise prices were above the average market price of $1.05. For the three months ended September 30, 2001 and for the nine months ended September 30, 2001, no warrants were included in the computation of diluted loss per share as their effect would be antidilutive.

9.	SEGMENT INFORMATION

The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and other, which includes transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three months ended September 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$15,450	$971	$—	$16,421
Operating income (loss)	$1,426	$86	$—	$1,512
Total assets	$130,264	$3,246	$(36,095)	$97,415

	Three months ended September 30, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,484	$1,435	$—	$15,919
Operating income (loss)	$(2,136)	$185	$—	$(1,951)
Total assets	$264,415	$3,132	$(28,616)	$238,931

	Nine months ended September 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$44,544	$2,913	$—	$47,457
Operating income (loss)	$3,409	$(693)	$—	$2,716
Impairment loss	$(131,291)	$—	$—	$(131,291)
Total assets	$130,264	$3,246	$(36,095)	$97,415

	Nine months ended September 30, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$48,811	$4,627	$—	$53,438
Operating income (loss)	$(5,562)	$365	$—	$(5,197)
Total assets	$264,415	$3,132	$(28,616)	$238,931

(a)	Other includes operations of Corporate Computer Systems, Inc. (“CCS”), responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Results of Operations

Revenues.    Revenues for the three months ended September 30, 2002 increased $0.5 million, or 3%, primarily due to increases in advertising distribution revenues driven by increased delivery volumes with new and existing customers. Revenues for the nine months ended September 30, 2002 decreased $6.0 million, or 11%, primarily due to the one-time satellite receiver sales of $5.0 million during the nine months ended September 30, 2001 and a decline in consulting revenues. These declines were slightly offset by increased advertising distribution revenues.

Cost of Revenues.    Cost of revenues, which includes delivery and material costs and customer operations, decreased $0.7 million, or 7%, for the three months ended September 30, 2002 primarily due to cost reductions implemented during 2002. Cost of revenues decreased $3.7 million, or 13%, for the nine months ended September 30, 2002 compared to the corresponding prior year period primarily due to lower revenues.

Sales and Marketing.    Sales and marketing expense decreased $0.2 million, or 15%, for the three months ended September 30, 2002 and $0.5 million, or 13%, for the nine months ended September 30, 2002. Such decreases are primarily due to reduced spending on the Company’s CoolCast marketing activities and headcount and cost reductions.

Research and Development.    Research and development expense for the three months ended September 30, 2002 was consistent with the prior year period. Expenses for the nine months ended September 30, 2002 decreased $0.3 million, or 10%, as compared to the corresponding prior year periods, due to the capitalization of salaries, benefits and other costs related to the development of new software.

General and Administrative and Restructuring Charges.    General and administrative expenses increased $0.2 million, or 6%, for the three months ended September 30, 2002 due to increased legal expenses. For the nine months ended September 30, 2002, expenses decreased $1.9 million, or 21%, as compared to the corresponding prior year period, primarily due to reductions in headcount and the consolidation of administrative support functions. During the first quarter 2002 the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represents employee termination costs, lease obligations and the write-down of certain leasehold improvements. During the nine months ended September 30, 2001, the Company incurred costs of approximately $0.8 million for the move of its Network Operating Center and corporate accounting department from San Francisco, CA to Irving, TX.

Depreciation and Amortization.    Depreciation and amortization decreased $2.3 million for the three months ended September 30, 2002 and $7.4 million for the nine months ended September 30, 2002, as compared to the corresponding prior year periods, primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill at January 1, 2002. During the three months and nine months ended September 30, 2001, the Company recorded approximately $2.2 million and $6.5 million in goodwill amortization expense, respectively. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $131.3 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense.    Interest and other expense decreased $0.2 million and $0.3 million for the three and nine months ended September 30, 2002, as compared to the corresponding prior year periods, due to repayments on long-term debt and capital leases.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the nine months ended September 30, 2002 was $3.9 million compared to net cash provided by operating activities of $2.1 million for the nine months ended September 30, 2001. The increase of $1.9 million in net cash provided by operating activities is primarily due to cost reductions and the $5.5 million reduction in accounts payable and accrued liabilities during the nine months ended September 30, 2001 compared to a $1.7 million reduction during the comparable period of fiscal 2002.

The Company purchased equipment and made capital additions of $0.4 million during the nine months ended September 30, 2002 versus $2.6 million in capital expenditures for the nine months ended September 30, 2001. Capital expenditures during the nine months ended September 30, 2001 were primarily related to the transition of the Network Operating Center from San Francisco to Irving. Net principal payments on long term debt and capital leases was $4.1 million for the nine months ended September 30, 2002 versus net borrowings of $1.6 million for the nine months ended September 30, 2001.

At September 30, 2002, the Company’s current sources of liquidity included cash and cash equivalents of $2.0 million. During June 2001, the Company signed a new long-term credit agreement that includes a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $5.5 million was outstanding under the revolving credit facility at September 30, 2002 and an additional $2.3 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended September 30, 2002, the Company was in compliance with these covenants. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company has adopted SFAS No. 144 for 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

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

Item 4.    CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Westwood One, Inc. and Westwood One Radio Networks, Inc. (collectively, “Westwood One”) produce radio programming that is distributed using satellite-based data distribution equipment produced by StarGuide. On October 12, 2001, Westwood One filed a complaint against StarGuide in the United States District Court for the District of Columbia alleging that StarGuide has attempted unlawfully to compel Westwood One to replace existing StarGuide equipment with later models. The complaint alleges violations of federal antitrust laws, breach of contract, breach of the duties of good faith and fair dealing, indemnification and tortuous interference with contracts. Westwood One has requested an injunction, as well as the award of unspecified general damages (trebled in accordance with applicable antitrust statutes), costs and punitive damages. StarGuide has filed a motion to dismiss the complaint. The Court held a scheduling conference in the case on June 21, 2002, at which time the Court deferred further proceedings to allow the parties time to engage in informal settlement efforts.

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

On October 22, 2002, StarGuide and Westwood One settled the complaints noted above pursuant to a settlement agreement, under which each party agreed to dismiss its claims against the other with prejudice. Management believes the settlement to be favorable to the Company and anticipates no material impact as a result.

On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. (“Williams”) in the United States District Court for the District of Nevada alleging that Williams has willfully infringed three StarGuide patents. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On January 15, 2002, Williams answered the complaint, denying all material allegations in the complaint and asserting, as affirmative defenses, that the patents-in-suit are invalid and not infringed by Williams. On February 15, 2002, Williams moved for summary judgment of non-infringement of the patents-in-suit. On March 4, 2002, StarGuide opposed Williams’ motion for summary judgment and moved to amend its complaint to add Williams Communications, LLC (“WCL”), a subsidiary of Williams, as a party defendant. On April 22, 2002, Williams filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. StarGuide’s claims against

Williams are stayed by virtue of Williams’ filing for Chapter 11 protection. WCL did not file for Chapter 11 protection. On April 30, 2002, the Nevada Court granted StarGuide’s motion to add WCL as a party defendant. On June 2, 2002, the Court denied Williams’ motion for summary judgment of non-infringement. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed. The parties are now engaged in discovery.

On February 8, 2002, WCL filed suit against StarGuide and the Company in the Northern District of Oklahoma seeking a declaratory judgment that the patents involved in the Nevada lawsuit are invalid and not infringed. StarGuide and the Company moved to dismiss, transfer or stay this lawsuit on the basis that the lawsuit brought by StarGuide in Nevada is the first-filed lawsuit between the parties concerning the patents. After the District of Nevada granted StarGuide’s motion to add WCL as a party defendant in that action, WCL dismissed the Oklahoma lawsuit on July 11, 2002.

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that was issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed. This lawsuit has been consolidated with the lawsuit filed by StarGuide on October 12, 2001.

On May 17, 2002, WCL filed a petition in the District Court of Tulsa County in the State of Oklahoma against the Company, asserting causes of action for unfair trade competition, interference with contract, violation of the Oklahoma Deceptive Trade Practices Act, and disparagement of property and trade libel. WCL has requested permanent injunctive relief, damages, punitive damages and costs and expenses. On July 1, 2002, DGS answered the petition, denying the material allegations of the petition. The parties are now engaged in fact discovery. The Company believes the allegations of the petition are without merit and intends to defend itself vigorously against WCL’s claims.

On July 17, 2002, StarGuide filed a complaint against Wegener Communications, Inc. (“Wegener”) and John Scaggs (collectively the “Defendants”) in the United States District Court for the District of Nevada alleging that Wegener has willfully infringed upon various StarGuide patents and intentionally interfered with an employment agreement between StarGuide and Mr. Scaggs. The complaint also alleges breach of contract and breach of contractual covenant of good faith and fair dealings by Mr. Scaggs and trade secret misappropriation by both Defendants. StarGuide requests injunctive relief, compensatory and punitive damages. The court has deferred further proceedings in the case to allow the parties time to engage in informal settlement efforts.

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
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)
Dated:  November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Matthew E. Devine, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digital Generation Systems, Inc.
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:	/s/ MATTHEW E. DEVINE
Matthew E. Devine Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Omar A. Choucair, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digital Generation Systems, Inc.
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer