Form 10-K
period 2002-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2003-03-27
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock ($0.001 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the registrant is an accelerated filer. YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $36.4 million. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2003, the registrant had 70,815,696 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year (the “Proxy Statement”), which meeting will be held on the date set forth in the Proxy Statement. Except with respect to information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other United States Securities and Exchange Commission filings.

DIGITAL GENERATION SYSTEMS, INC.

PART I

ITEM 1. BUSINESS

General

Digital Generations Systems, Inc., incorporated in 1991, offers a suite of digital technology products and services through Digital Generation Systems, Inc. (“DGS”) and its wholly owned subsidiary StarGuide Digital Networks, Inc. (“StarGuide”). Through DGS, the Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 1,000 television stations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, the Company develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

In January 2001, the Company completed its merger with StarGuide pursuant to the Agreement and Plan of Merger by and among DGS, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DGS, and StarGuide. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the Company prior to the merger are those of StarGuide, and DGS’ results of operations have been included subsequent to January 1, 2001. Upon the completion of the merger, each share of StarGuide common stock converted into the right to receive 1.7332 shares of common stock of the Company. Under the merger agreement, StarGuide’s options and warrants were assumed by the Company based on the same exchange ratio.

On March 7, 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. (“Musicam”), previously owned by Westwood One, Inc. and Infinity Broadcasting Corporation, in exchange for 690,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam.

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

While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 10,000 commercial radio and 1,100 commercial television stations in the United States. These stations generate revenue by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Advertising is characterized as “network” or “spot,” depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a “network feed” (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

Spot advertising airtime typically is purchased by advertising agencies or media buying firms, on behalf of advertisers. Advertisers and their agencies select individual stations or groups of stations to support marketing objectives, which usually are based on the stations’ geographic and other demographic characteristics. The actual commercials or “spots” typically are produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups also are produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations. Tapes containing the spot and its variations are then duplicated on analog tape, packaged, labeled and shipped to the radio and television stations and cable head-ends specified by the advertiser or its agency.

The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. The Company estimates that approximately 35% of radio spots and more than 60% of video spots are delivered by air express services. Many companies, commonly known as “dub and ship houses,” are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that it has transitioned approximately 55% of the market for audio spot deliveries and approximately 20% of video spot deliveries, to digital distribution.

To meet their growing need for solutions that offer reliable, high-quality digital information distribution, some companies have deployed their own terrestrial-based local and wide area computer networks. These systems are typically very costly to deploy, use, and maintain. Additionally, upgrading these systems to keep abreast of technical innovations can be particularly difficult and costly.

Other digital communication and transmission technologies, such as private network satellite systems, can offer more cost-effective and reliable solutions for the digital transmission requirements of data intensive businesses, including radio and television broadcasting. Satellite distribution can be particularly effective at meeting the needs of point-to-multipoint transmission, or “multicasting,” and other broadcasting applications.

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

DGS provides electronic and physical distribution of and ancillary post-production services for broadcast commercial content to advertising agencies, production studios, and broadcast stations throughout the United States and Canada. DGS operates a digital network, currently serving approximately 7,500 radio and 1,000 television stations, controlled through its NOC. This network enables the rapid, cost-effective, and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability, and flexibility to both advertisers and broadcasters. With the DGS network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DGS sends the customer a confirmation specifying the time of delivery. Additionally, DGS’ digital network delivers close to “master” quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

DGS generates its revenues from advertising agencies as well as from production studios and dub and ship houses that consolidate and forward the deliveries to broadcast stations. DGS has historically operated and currently operates without substantial backlog. DGS receives distribution orders with specific bills of material, routing and timing instructions provided by the customer. These orders are entered into DGS’ computer system either by the customer (through an internet-based order-entry system) or by DGS customer service personnel, and are scheduled for electronic delivery, if a station is on DGS’ network, or for physical delivery via DGS’ various dub and ship facilities, if a destination station is not on the network.

Audio content is received electronically at DGS’ NOC from Record Send Terminals and Client Workstations that are owned by DGS and deployed primarily in production studios. In addition, audio can be received using DGS’ Upload internet audio collection system (“DG Upload”). When audio spots are received, company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over standard telephone or ISDN lines to servers that DGS has placed in each radio station on its network. The audio spots are thereafter available to the station on demand.

Video content is received electronically at DGS’ NOC primarily from Video Record Transmission Systems that are owned by DGS and deployed in video production studios. Video content also can be received through high-speed communication lines from collection points in locations where Video Record Transmission Systems are not available. When video spots are received, company personnel quality-assure the spots and release the video to the NOC, where it is combined with the customer’s electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to servers that DGS has placed in television stations and cable interconnects.

Audio and video transmissions are received at designated radio and television stations on DGS-owned servers, called Receive Playback Terminals, Client Workstations, Digital Media Managers and ADvantage Digital Video Playback Systems. The servers enable stations to receive and play back material delivered through DGS’ digital distribution network. The units are owned by DGS and typically are installed in the “master control” or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOC, DGS monitors the spots stored in each Receive Playback Terminal, Client Workstation, Digital Media Manager and Digital Video Playback System and ensures that space is always available for new transmissions. DGS can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

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

In addition to its standard services, DGS has developed unique products to service markets with particular time-sensitive delivery needs. “Sweeps” delivery is a specialized service for television stations that wish to advertise on radio with either topical or cooperative content to stimulate viewership during the periods of ratings measurements conducted by the A.C. Nielsen Company. DGS also offers delivery of advertising for daily newspapers seeking to expand their readership based on a dissemination of breaking news during the morning rush hour. DGS distributes first release music singles and uses unique software functionality to insure that the singles are released throughout the country to all stations simultaneously thereby eliminating concerns of favoritism or premature release. Finally, DGS delivers political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

StarGuide designs and provides high-speed digital information transmission and distribution systems. StarGuide’s patented technology—digital distribution, compression, and transmission systems combined with satellite and Internet technologies—allow StarGuide to achieve high-quality, economical, flexible, and high-throughput information flow without the need for point-to-point connections, regardless of digital formatting or compression protocols. Integrated into many of StarGuide’s systems are StarGuide’s proprietary digital audio compression and decompression, or “codec,” techniques and products.

StarGuide’s satellite transmission systems combine varying types of information into one single transmission, maximizing the amount of information transmitted through the satellite in a more cost-effective and reliable manner than other distribution systems available on the market. The systems are also readily upgradeable, secure, and able to direct transmissions, or components of transmissions, to multiple points simultaneously. StarGuide’s transmission systems are capable of receiving any type of digitized media including audio, simultaneous audio, video, text and data from a variety of sources including satellite, high-bandwidth connections such as ISDN or T1 lines, and other wired and wireless systems.

StarGuide has developed a patented store-and-forward system called Transportal 2000(TM), a cost-effective, reliable, high-speed electronic media delivery system that serves the broadcast industry with Internet connectivity, compatible StarGuide satellite transmission and terrestrial overlays, automatic fall-back dub and ship service, and automated confirmation of delivery. This proprietary automated media distribution system is being deployed across the radio broadcasting industry. StarGuide intends to expand its presence in the broadcasting industry and to target new market opportunities for high-quality, high-throughput digital information systems.

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

The core of the StarGuide transmission system is StarGuide’s patented MX3 Multiplexer and the StarGuide Receiver. The MX3 Multiplexer can accept up to 120 simultaneous digital, audio, video, or data services in various digital formats. The MX3 Multiplexer then breaks up these differing digital service streams and re-orders and consolidates the various data streams into a single data stream. The system can then cost-effectively transmit this data stream in a single transmission signal, via satellites or other wired or wireless communications vehicles. The MX3 Multiplexer does so in a highly efficient manner, resulting in less consumption of costly bandwidth capacity on the satellites than other transmission systems on the market, such as DVB systems.

Upon receipt of a transmission, the patented StarGuide II and III Receivers re-assemble and transmit data packets into their respective types of digital information streams (audio, video, text, or data). StarGuide’s receivers are flexible and adaptable, employing low cost insertion cards that are installed in any of a number of slots in the receivers, thus adapting the capabilities of the receivers to varying needs of broadcasters who use them.

Current StarGuide receiver insertion cards include:

•	eDAS (Ethernet Enabled Digital Audio Storage) Card: a unique, patented store-and-forward card that allows a “live” broadcast through the StarGuide Receiver to be automatically mixed with pre-transmitted audio or video clips or advertising spots, thus allowing broadcasters to broadcast or regionalize national programs or advertisements distributed through the StarGuide transmission system;

•	10/100 Based-T Ethernet Interface Card: a unique, patented card that allows StarGuide Receivers to receive and route digital content, particularly Internet Protocol content, directly onto a 10 or 100 Based-T local or wide area computer network;

•	Musicam(R) MPEG Layer II Digital Audio Decoder Card: a proprietary audio decoder card that provides CD quality audio and additional network control capabilities for broadcasters who use the StarGuide transmission systems to transmit radio broadcasts or other audio content;

•	Relay Expansion Card: a system card that allows a broadcaster to remotely control a network through the StarGuide Receiver; and

•	MPEG2 Digital Video Decoder Card: a video decoder card that provides VCR quality video and additional network control capabilities for broadcasters who use the StarGuide transmission systems to transmit video broadcasts or other video content.

StarGuide’s transmission systems are controlled by StarGuide’s Windows-based, propriety Network Management Control System, or NMCS, which allows a system operator to maintain and control the entire transmission system locally or remotely. The StarGuide NMCS allows the system operator to control both the use of satellite bandwidth by the system and the accessing of transmitted data by the individual StarGuide Receivers in the field.

StarGuide also has developed a StarGuide DVB Multiplexer and mating StarGuide DVB Receiver. StarGuide developed its StarGuide DVB transmission system for applications requiring transmission in compliance with the DVB standard. StarGuide’s DVB system is being deployed throughout Japan by Osaka-Yusen.

Markets and Customers

A large portion of DGS’ revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DGS derives revenue from brand advertisers and advertising agencies, and from its marketing partners, which are typically dub and ship houses that have signed agreements with DGS to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DGS’ electronic delivery service in exchange for price discounts from DGS. The advertisements distributed by DGS are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal and cyclical variations.

StarGuide maintains established relationships with producers and broadcasters such as Infinity, Westwood One, Clear Channel, ABC Radio, Jacor, CBS, Bloomberg, Jones Broadcast Programming, One-on-One Sports and Voice of America. As part of these relationships, StarGuide has sold or has contracts to sell approximately 6,000 of its StarGuide II Receiver systems, and has sold or has contracts to sell over 8,000 of its StarGuide III Receiver systems. In addition, StarGuide’s audio codecs are recognized and used throughout the radio production and broadcast industries. StarGuide intends to utilize its existing relationships to leverage its technology to develop new customers in the broadcast industry.

Sales, Marketing and Customer Service

Brand Strategy. DGS’ brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. DGS focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with DGS for a different reason. Agencies purchase services from DGS on behalf of their advertisers. Production studios facilitate the transmission of audio and video to DGS’ NOC. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

Internet/E-Commerce Strategy. In 2002, DGS introduced Open Interface, an industry first that allows agency traffic systems to interface directly with DGS’ order management system, reducing duplicate entry of information. In 2001, DGS introduced AdCatalog, a web-based asset management system that allows geographically dispersed marketing groups the ability to view and request distribution for corporate broadcast commercial content. Additionally, DGS introduced Netclear, a web-based system that allows brand advertisers, advertising agencies and broadcasters the ability to approve spots for network clearance. DGS estimates that approximately 50% of its orders were entered electronically via the Internet during 2002 compared to 30% during 2001. In addition, DGS also offers its DG Upload service that allows audio content to be received from clients via the Internet.

Sales. DGS employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of DGS’ electronic distribution system and related products and services. In addition, DGS’ sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to DGS. A separate staff sells to and services audio and video dealers, who resell DGS’ distribution services. An inside sales staff also represents DGS’ services to radio stations. DGS currently has regional sales offices in New York, Los Angeles and Chicago. DGS’ sales force includes regional sales, inside sales, and telemarketing personnel.

StarGuide presently markets and sells its transmission and distribution systems and audio compression products directly to corporate and commercial end-users, distributors, and to radio stations and networks. StarGuide currently promotes and sells the StarGuide integrated transmission and distribution systems and promote the digital distribution services provided to the radio broadcast industry. StarGuide also employs salespersons that market and sell StarGuide’s audio compression products. StarGuide currently maintains relationships with distributors marketing and selling StarGuide’s audio compression products in Europe, Asia, South America, and Australia. StarGuide is presently seeking to expand these relationships to include the distribution of StarGuide transmission and information management systems.

Marketing. DGS’ marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. DGS also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

DGS markets to broadcast stations to arrange for the placement of its Receive Playback Terminals, Digital Media Managers, and Digital Video Playback Systems for the receipt of audio and video advertisements, or Client Workstations, which provide the ability to both receive and to originate distribution of audio advertisements to other radio stations.

StarGuide currently engages in several promotions and other activities to generate interest in its systems and to consummate sales, including trade shows. StarGuide seeks to maximize its visibility at trade shows by hosting a customer booth and providing complimentary product literature describing StarGuide’s systems. StarGuide also conducts several on-site demonstrations with technical and other senior level personnel and regularly contacts potential customers who have indicated an interest in utilizing StarGuide’s systems or products.

Customer Service. DGS’ approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago and New York. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOC for electronic distribution or, for off-line destinations, to DGS’ national duplication center in Louisville, Kentucky. DGS’ distributed service approach provides direct support in key market cities enabling DGS to develop closer relationships with clients as well as the ability to support client needs for local production services. DGS also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGS’ customer service operation centers are linked to DGS’ order management and media storage systems, and national distribution network. These resources enable DGS to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distributed model also provides DGS with significant redundancy and re-route capability, enabling DGS to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

An important element of StarGuide’s product offering is to support its sales efforts with comprehensive technical support. Technical personnel often accompany sales personnel when meeting with prospective customers and aid in the implementation of StarGuide’s products. Customer feedback received through the sales process is incorporated into the product development process and allows StarGuide to upgrade its service and support capabilities.

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

In the video marketplace, DGS competes with dub and ship houses across the country but additionally with a satellite-based real-time video distribution network operated by Vyvx, an operating division of Willtel Communications. DGS also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGS believes that no such carriers have yet entered the market for spot distribution.

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

The Company expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

Intellectual Property and Proprietary Rights

The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. The Company currently has thirty-one patents issued and one other allowed and awaiting issuance and more than thirty other patent applications pending domestically and abroad. The Company also has four trademark registrations and seventy-six copyright registrations.

Employees

As of December 31, 2002, the Company had a total of 333 employees, including 57 in research and development, 30 in sales and marketing, 203 in operations and manufacturing, and 43 in finance and administration. All of these employees were located in the United States. The Company’s employees are not represented by a collective bargaining agreement and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

The Company’s business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The Company does not generally have employment agreements with its key personnel. The loss of key management or technical personnel could materially adversely affect the Company’s operating results and financial condition. The Company believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and the Company may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company’s operating results and financial condition.

ITEM 2. PROPERTIES

The Company’s principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in June 2006. The Company has a lease obligation for office space located at 77 O’Farrell in San Francisco, California. The Company’s lease at this site is for 8,600 square feet and expires in February 2005. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2004; approximately 22,000 square feet in New York City which is occupied by production service and sales personnel and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by production service and sales personnel which expires in 2006; and 25,000 square feet in Chicago, which is occupied by production service and sales personnel which expires on December 31, 2003. Offices are also located in Reno, Nevada, under a lease that expired on September 30, 2000 and is on a month-to-month contract. The Reno facility houses some executives and personnel responsible for repair services. The total square footage of this location is 9,300. An additional 11,305 square feet of space in San Diego is occupied by engineers under a lease that expires on April 30, 2005. In addition, the Company leases an office in Holmdel, New Jersey that is 30,000 square feet and includes audio operations and administrative staff for StarGuide’s wholly owned subsidiary, Corporate Computer Systems, Inc. (“CCS”), which expires on August 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

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

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that was issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed. This lawsuit has been consolidated with the lawsuit filed by StarGuide on October 12, 2001. The parties are engaged in discovery. On November 5, 2002, the court entered a stay in the case to allow the parties time to engage in settlement negotiations.

On May 17, 2002, WCL filed a petition in the District Court of Tulsa County in the State of Oklahoma against the Company, asserting causes of action for unfair trade competition, interference with contract, violation of the Oklahoma Deceptive Trade Practices Act, and disparagement of property and trade libel. WCL has requested permanent injunctive relief, damages, punitive damages and costs and expenses. On July 1, 2002, DGS answered the petition, denying the material allegations of the petition. The parties are now engaged in discovery. The Company believes the allegations of the petition are without merit and intends to defend itself vigorously against WCL’s claims.

On July 17, 2002, StarGuide filed a complaint against Wegener Communications, Inc. (“Wegener”) and John Scaggs (collectively the “Defendants”) in the United States District Court for the District of Nevada alleging that Wegener has willfully infringed upon various StarGuide patents and intentionally interfered with an employment agreement between StarGuide and Mr. Scaggs. The complaint also alleged breach of contract and breach of contractual covenant of good faith and fair dealings by Mr. Scaggs and trade secret misappropriation by both Defendants.

On December 13, 2002, StarGuide and Wegener settled the complaints noted above pursuant to a settlement agreement, under which each party agreed to dismiss its claim against the other with prejudice. Management believes the settlement to be favorable to the Company and anticipates no material impact as a result.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on December 4, 2002, at which shareholders were asked (i) to elect four directors, to serve for three-year terms or until their successors have been duly elected and qualified; (ii) to consider and vote upon a resolution regarding a vote of confidence for Scott K. Ginsburg; and (iii) to ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002. The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Votes
Election of the following directors for three-year terms expiring in 2005:
Jeffrey A. Dankworth	57,612,419	9,290,000	0	0
Kevin C. Howe	66,019,071	883,348	0	0
Robert J. Schlegel	66,016,071	883,348	0	0
Cappy R. McGarr	66,016,071	883,348	0	0

Resolution regarding a vote of confidence for Scott K. Ginsburg	60,672,053	5,862,952	367,414	3,898,583

Ratify the appointment of KPMG LLP	66,212,384	663,175	26,860	3,898,583

Information regarding the other directors whose term of office continued after the meeting is included under Part III, Item 10 – Directors and Officers of the Registrant.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

Name	Age	Title(s)
Matthew E. Devine	54	Chief Executive Officer and Director
Omar A. Choucair	41	Chief Financial Officer and Director
Jeffrey A. Dankworth	47	President of StarGuide and Director
Stephen N. Sparkman	37	Corporate Controller

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

Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM Corporation (formerly Chancellor Media), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and became a Director in February 2001.

Jeffrey A. Dankworth has been President and a director of StarGuide since 1995 and a director of the Company since February 2001. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984). Mr. Dankworth received both an undergraduate and a graduate degree from The University of California at Los Angeles.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company’s initial public offering on February 6, 1996. Prior to that time there was no public market for the Company’s Common Stock or other securities.

The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2001 to December 31, 2002. Such prices represent prices between dealers, do no include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2002		Fiscal Year Ended 2001
	High	Low	High	Low
First Quarter	$1.49	$1.10	$4.19	$1.16
Second Quarter	1.46	0.79	4.15	1.06
Third Quarter	1.24	0.88	3.93	1.19
Fourth Quarter	1.15	0.85	1.62	1.10

As of December 31, 2002 the Company had issued 70,833,613 and outstanding 70,810,696 shares of its Common Stock. As of March 17, 2003, the Company had issued 70,838,613 and outstanding 70,815,696 shares of its Common Stock. As of March 17, 2003, the Company’s Common Stock was held by approximately 163 shareholders of record. The Company estimates that there are approximately 4,509 beneficial shareholders.

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for each of the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from the consolidated financial statements of StarGuide, which have been audited by KPMG LLP, independent public accountants. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the consolidated financial statements of the Company, which were audited by KPMG LLP, independent public accountants.

Statement of Operations:

	For the years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Revenues	$66,294	$70,700	$14,419	$13,068	$11,819

Costs and expenses
Cost of revenues	33,328	37,413	9,802	8,128	8,137
Sales and marketing	5,005	5,615	2,742	3,209	2,965
Research and development	3,941	4,604	3,111	3,383	2,547
General and administrative expenses:
Noncash stock award charges	—	—	19,630	—	—
Other	9,642	12,187	5,330	3,087	2,878
Restructuring charges	771	791	—	—	—
Depreciation and amortization	7,390	17,065	824	973	1,267

Total expenses	60,077	77,675	41,439	18,780	17,794

Income (loss) from operations	$6,217	$(6,975)	$(27,020)	$(5,712)	$(5,975)
Other (income) expense
Interest and other (income) expense, net	1,520	2,054	(279)	258	593
Equity in losses of joint venture	—	—	1,125	3,030	2,282

Net income (loss) before cumulative effect of change in accounting principle	4,697	(9,029)	(27,866)	(9,000)	(8,850)
Cumulative effect of change in accounting principle	(131,291)	—	—	—	—

Net loss	$(126,594)	$(9,029)	$(27,866)	$(9,000)	$(8,850)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.07	$(0.13)	$(0.68)	$(0.23)	$(0.27)

Basic and diluted net loss per common share	$(1.79)	$(0.13)	$(0.68)	$(0.23)	$(0.27)

Weighted average common shares outstanding
Basic	70,718	70,443	40,912	39,183	33,372

Diluted	70,807	70,443	40,912	39,183	33,372

Balance Sheet Data

	December 31,
	2002	2001	2000	1999	1998
Cash and cash equivalents	$2,527	$2,724	$2,891	$2,145	$1,876
Working capital	238	(1,354)	918	3,259	(1,691)
Property and equipment, net	12,757	16,535	870	725	959
Total assets	97,757	235,457	11,102	14,062	7,847
Long-term debt, excluding current portion	4,548	9,496	—	5,000	5,586
Shareholders’ equity (deficit)	70,004	196,682	(11,498)	(14,675)	(5,982)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

DGS was incorporated in 1991. The Company owns a nationwide digital network that beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 1,000 television stations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

In January 2001, the Company completed its merger with StarGuide pursuant to the Agreement and Plan of Merger by and among DGS, SG Nevada Merger Sub Inc., a wholly owned subsidiary of DGS, and StarGuide. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the combined company prior to the merger are that of StarGuide and DGS’ results of operations have been included subsequent to January 1, 2001. Upon the completion of the merger, each share of StarGuide common stock converted into the right to receive 1.7332 shares of common stock of the Company. Under the merger agreement, StarGuide’s options and warrants were assumed by the Company based on the same exchange ratio.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•	allowance for doubtful accounts;

•	revenue recognition; and

•	intangible assets and goodwill.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts relates to trade accounts receivable. Financial Statement Schedule II summarizes the activity in this account. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a monthly basis and adjustments are recorded as deemed necessary.

Revenue Recognition. The Company derives revenue from primarily two sources- (1) services—which consist primarily of revenue for digital and analog audio, video and videotape distribution as well as outsourcing of personnel and (2) product sales—which consist of sales of audio and video distribution equipment.

The Company’s services revenue from digital distribution of audio and video advertising content is billed based on a rate per transmission, and the Company recognizes revenue for these services upon notification of successful transmission of the content at the broadcast destination. Revenue for distribution of analog audio and video content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Revenue for outsourcing personnel is billed based on timesheets received and approved by customers, and revenue is recognized on a monthly basis for hours incurred and billed in that month.

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. The Company analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. At the time of the transaction, the Company assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. For all sales, the Company uses either a binding purchase order or signed sales agreement as evidence of an arrangement. Shipping and handling revenues are included in product revenues and costs are included in product costs. Revenue from arrangements for the sale of products that include software components that are more than incidental to the functionality of the related product are accounted for under AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). SOP 97-2 requires that when a product is sold that contains a significant software component, and the Company has no objective third party evidence as to the relative fair values of each of the components sold, the total sales value should be deferred and recognized on a straight line basis over the life of the arrangement as documented in the sales agreement.

Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in its stock price for a sustained period; and

•	the Company’s market capitalization relative to net book value.

If the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the intangibles by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. The Company recorded approximately $9.5 million of goodwill amortization during 2001. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company’s reporting units, the Company is required to compare and contrast the aggregate fair values for all reporting units with the Company’s average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company completed its impairment review during the first quarter of 2002 and recorded an impairment of approximately $131.3 million, which is reported as a cumulative effect of change in accounting principle.

Results of Operations

2002 versus 2001

Revenues. Revenues for the year ended December 31, 2002 decreased $4.4 million, or 6%, primarily due to the one-time satellite receiver sales of $5.4 million during the year ended December 31, 2001 and a $1.7 million decline in consulting revenues. These declines were partially offset by increased advertising distribution revenues of $2.7 million.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $4.1 million, or 11%, for the year ended December 31, 2002 primarily due to cost reductions implemented during 2002 and lower revenues.

Sales and Marketing. Sales and marketing expense decreased $0.6 million, or 11%, for the year ended December 31, 2002 primarily due to reductions in headcount and cost reductions, including reduced spending on the Company’s CoolCast service, which was terminated during August 2002.

Research and Development. Research and development expense for the year ended December 31, 2002 decreased $0.7 million, or 14%, as compared to the prior year, due to the capitalization of salaries, benefits and other costs related to the development of new software and cost reductions due to reductions in personnel.

General and Administrative and Restructuring Charges. General and administrative expenses decreased $2.5 million, or 21%, as compared to the prior year, primarily due to reductions in headcount and the consolidation of administrative support functions. During the first quarter 2002, the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represents employee termination costs, lease obligations and the write-down of certain leasehold improvements. During the year ended December 31, 2001, the Company incurred costs of approximately $0.8 million for the move of its Network Operating Center and corporate accounting department from San Francisco, California to Irving, Texas.

Depreciation and Amortization. Depreciation and amortization decreased $9.7 million for the year ended December 31, 2002, as compared to the prior year, primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill beginning January 1, 2002. During the year ended December 31, 2001, the Company recorded approximately $9.5 million in goodwill amortization expense. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $131.3 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense. Interest and other expense decreased $0.5 million for the year ended December 31, 2002, as compared to the prior year, due to lower average outstanding long-term debt and capital lease obligations.

2001 versus 2000

Reported operating results for the year ended December 31, 2001 are not comparable with the same prior year periods due to the merger between DGS and StarGuide, which occurred effective January 1, 2001. The merger was accounted for as a reverse acquisition, thus historical results reflect only StarGuide for the year ended December 31, 2000. In order to enhance comparability, the following discussion of the Company’s results of operations is supplemented by unaudited pro forma financial information that gives effect to the merger as if it had occurred at the beginning of 2000.

	Year ended December 31,
	2001	2000
As reported:
Revenues	$70,700	$14,419
Cost of revenues	$37,413	$9,802

Pro Forma:
Revenues	$70,700	$69,130
Cost of revenues	$37,413	$40,098

Revenues. Revenues for the year ended December 31, 2001 increased $56.3 million, or 390%, due to the incremental business that was acquired in the merger and incremental revenues related to new radio syndication agreements with major broadcasters.

On a pro forma basis, revenues increased 2% for the year ended December 31, 2001. Revenue from sales of products increased $5.8 million, or 40%, due primarily to sales contracts with major broadcasters. Revenue from services decreased $4.3 million, or 8%, due primarily to a decrease in political revenue from 2000, as 2000 was an election year.

Cost of revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $27.6 million for the year ended December 31, 2001 as follows:

•	$27.8 million increase related to revenues of DGS, which were not included in 2000.

•	$0.2 million decrease related to the mix of products sold during 2001 versus 2000.

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

Sales and marketing. Sales and marketing expense increased $2.9 million, or 105%, for the year due to additional expenses of $4.2 million related to the incremental business acquired in the merger offset by a reduction in expenses of $1.3 million due primarily to a reduction in headcount resulting from synergies from the merger.

Research and development. Research and development expense increased $1.5 million, or 48%, of which $2.4 million relates to the incremental business that was acquired in the merger, offset by decreases in research and development activity and the capitalization of salaries and other costs related to the development of new software.

General and administrative. General and administrative expenses decreased $12.8 million, or 51%, primarily due to the following:

•	$8.0 million of expense related to the incremental business that was acquired in the merger.

•	$19.6 million reduction of expense related to noncash stock awards recognized during the year ended December 31, 2000 that was nonrecurring.

•	$1.1 million reduction in expenses due to reductions in headcount and savings resulting from synergies from the merger.

Depreciation and Amortization Depreciation and amortization expense was $17.1 million and $0.8 million in 2001 and 2000, respectively. The increase in depreciation expense from 2000 to 2001 is due to the DGS/StarGuide merger that occurred in January 2001, which added approximately $16 million in property, plant and equipment and approximately $197 million in goodwill and other intangible assets. Included in depreciation and amortization is goodwill amortization of $9.5 million in 2001.

Interest Income and Interest Expense

The Company has derived interest income from the short-term investment of its cash in US money market funds. Fluctuations in interest income are due to differences in the levels of cash used to fund Company operations and interest rates.

Interest expense incurred by the Company was $1.8 million and $0 in 2001 and 2000, respectively. This expense relates primarily to long-term debt and lease agreements. The significant increase from 2000 to 2001 was a result of the purchase of Musicam Express, upon which the Company refinanced debt of $9.8 million that was assumed as a result of the acquisition. Total long-term debt and capital lease liabilities outstanding was $16.8 million at December 31, 2001. The Company had no long-term debt outstanding at December 31, 2000.

Liquidity and Capital Resources

The Company’s operating activities provided cash of $7.5 million in 2002 compared to $4.9 million in 2001. Cash used in operating activities was $3.6 million in 2000. Cash flows from operating activities improved during 2002 as compared to 2001 and 2000 primarily due to cost reductions and the $3.2 million reduction in accounts payable and accrued liabilities in 2001 versus a $1.0 million reduction in 2002.

The Company used $0.7 million, $3.2 million and $0.7 million of cash in 2002, 2001 and 2000, respectively, to purchase property and equipment. In addition, $1.6 million of property and equipment was acquired through capital leases during 2001. The capital additions for each of the three years were a result of the Company’s continued expansion of its network and continued product development.

During June 2001, the Company signed a new long-term credit agreement with a bank that includes a term loan with an original principal amount of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.5 million was outstanding under the revolving credit facility at December 31, 2002 and an additional $4.2 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. As of December 31, 2002 and for the year then ended, the Company was in compliance with these covenants.

Net principal payments on long-term debt were $6.8 million, $0.6 million and $5.7 million in 2002, 2001 and 2000, respectively.

The Company has raised cash through the sale of common and preferred stock in the past, most recently in 1999. Proceeds from the sale of stock have been used to fund acquisitions, make capital expenditures, repay debt and fund continuing operations. There can be no assurances that the Company could raise additional funds through the sale of common or preferred stock in the future.

The Company currently has no significant capital commitments other than the commitments under capital leases. The Company also has ongoing commitments with a telephone service provider to spend a minimum of $2.0 million in each of 2003, 2004 and 2005. Based on management’s current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and capital lease commitments and other cash requirements through the foreseeable future.

The table below summarizes the Company’s contractual obligations (in thousands):

Contractual Obligation	Total	Payments Due by Period

		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,000	5,000	4,500	—	—
Line of Credit	4,500	—	4,500	—	—
Capital Leases	531	482	49	—	—
Operating Leases	6,056	2,254	3,023	779	—
Unconditional Purchase Obligations	6,000	2,000	4,000	—	—

Total Contractual Cash Obligations	$22,087	9,736	11,572	779	—

The present value of obligations under capital lease was $517, of which $469 is classified as a current liability.

Certain Business Considerations

In evaluating an investment in our common stock, the following business considerations should be considered.

We have a history of losses and our future operating results are uncertain.

We have been unprofitable since our inception, except that we operated at a profit for the year ended December 31, 2002, when excluding the effect of a change in accounting principle. We could continue to generate net losses in the future, which could depress our stock price. Historical revenue growth rates may not be sustainable and as such, should not be used as an indication of future revenue growth, if any, or as an indication of future operating results. Future success also depends in part on obtaining continued reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, continue to upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve or sustain profitability.

Our revenues are subject to seasonal buying patterns and lengthy sales cycles that can adversely affect operating results and lead to potential fluctuations in quarterly results.

We have historically experienced lower sales for services in the first quarter and higher sales in the fourth quarter due to increased customer advertising volumes for the Christmas selling season. Additionally, in any single period, our service revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In particular, our service operating results have historically been significantly influenced by the volume of deliveries ordered by television stations during the “sweeps” rating periods that currently take place in February, May, August and November. We have historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting revenues and operating results. Fluctuations in revenues due to seasonality may become more pronounced as revenue increases or decreases. In addition, service revenues are influenced by political advertising, which generally occurs every two years.

Due to the complexity and substantial cost associated with providing integrated product solutions to provide audio, video, data and other information across a variety of media and platforms, licensing and selling our products to customers typically involves a significant technical evaluation and commitment of cash and other resources. In addition, there are frequently delays associated with educating customers as to the productive applications of our products, complying with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain of our foreign customers have lengthy purchasing cycles that may increase the amount of time it takes us to place our products with these customers. For these and other reasons, the sales cycle associated with the licensing and selling of our products is lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance evaluations, both of which are beyond our control. Because of the lengthy sales cycle and the large size of customers’ average orders, if revenue projected from a specific customer for a particular quarter is not realized in that quarter, our product revenues and operating results for that quarter could be negatively affected. We expect revenues to vary significantly as a result of the timing of product purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of networking satellite and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

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

We may require additional capital sooner than currently anticipated in order to fund future operations and growth and we may not be able to obtain additional funds adequate for our needs. We intend to continue making capital expenditures to produce and install various equipment required by our customers to receive our services and to introduce additional services. In addition, we will continue to analyze the costs and benefits of acquiring certain additional businesses, products or technologies that we may from time to time identify. Assuming that we do not pursue one or more additional acquisitions funded by internal cash reserves, we anticipate that existing capital, cash from operations and funds available under existing line of credit agreements should be adequate to satisfy our capital requirements through the foreseeable future. Our capital needs depend upon numerous factors, including:

•	the progress of product development activities;

•	the cost of increasing sales and marketing activities; and

•	the amount of revenues generated from operations.

We cannot predict any of the foregoing factors with certainty. In addition, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions. Furthermore, additional financing may not be available to us, or if it is available, it may not be available on acceptable terms. Our inability to obtain financing for additional acquisitions on acceptable terms may prevent us from completing advantageous acquisitions and consequently could seriously harm our prospects and future rates of growth. Our inability to obtain additional funding for continuing operations or an acquisition would deter the growth of our business and could impair our operations. Consequently, we could be required to significantly reduce or suspend operations, seek an additional merger partner or sell additional securities on terms that are dilutive to existing investors.

We operate in developing markets. If these markets do not continue to develop, or do not accept our products and services, our future growth could be jeopardized.

Our products and services are relatively new, and alternative technologies are rapidly evolving. It is difficult to predict the rate at which the market for such products and services will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, we may also fail to grow. Even if the market does grow, our products and services may not achieve commercial success. We may not be able to conform our products to existing and emerging industry standards in a timely fashion, if at all. We believe that our future growth will depend, in part, on our ability to add these services and additional customers in a timely and cost-effective manner. However, we may not be successful in developing such services or in obtaining new customers for such services. Furthermore, we may not be successful in obtaining a sufficient number of radio and television stations, radio and television networks, advertisers, advertising agencies, production studios and audio and video distributors who are willing to bear the costs of expanding and increasing the integration of the Company’s network, including the Company’s field receiving equipment and rooftop satellite antennae.

Our marketing efforts to date with regard to our products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. We may not have correctly identified such markets and our planned products and services may not address the needs of such markets. Furthermore, our technologies, in their current form, may not be suitable for specific applications and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary. Broad commercialization of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict. To achieve sustained growth, the market for such products must continue to develop and we must expand our product offering to include additional applications within the broadcast market. Such new products and applications for existing products in new markets such as distance learning and training, finance and retail. We believe that our products and services are among the first commercial products to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services. However, the market may not accept our products. In addition, it is possible that:

•	the convergence of several industry segments may not continue;

•	markets may not develop as a result of such convergence; or

•	if markets develop, such markets may not develop either in a direction beneficial to our products or product positioning or within the time frame in which we expect to launch new products and product enhancements.

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

•	equipment failure;

•	interruption in services by telecommunications service providers; and

•	our inability to maintain our installed base of audio and video units that comprise our distribution network.

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

We expect that a significant portion of our revenues will continue to be derived from the delivery of radio and television advertising spots from advertising agencies, production studios and dub and ship houses to radio stations in the United States. A decline in demand for, or average selling prices of, our radio and television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business:

•	competition from new advertising media;

•	new product introductions or price competition from competitors;

•	a shift in purchases by customers away from DGS’ premium services; and

•	a change in the technology used to deliver such services.

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

The markets in which we sell products are highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance of our products and those of our competitors, the timing and success of new product introductions, the emergence of new technologies and the number and nature of competitors in a given market. In addition, the assertion of intellectual property rights by others and general market and economic conditions factor into our ability to compete successfully.

We are aware of other companies that are intensifying their focus and may commit significant resources on developing and marketing products and services that will compete with ours. Such competitors and potential competitors may have substantially greater financial, technical, research and development, distribution, marketing and other resources and larger installed customer bases than us. We may not be able to compete successfully against current and future competitors based on these and other factors. A number of the markets in which our products are sold are also served by technologies that are currently more widely accepted. Our potential customers may not be willing to make the initial capital investment necessary to convert to StarGuide’s products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound quality in a cost-effective manner. Additionally, competitors may be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems.

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

Our business strategy includes the acquisition of complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our business;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

•	the maintenance of uniform standards, controls, procedures and policies;

•	the potential loss of key employees of acquired companies; and

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure.

We may not be able to successfully complete any acquisition or, if completed, the acquired business or product line may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel, and technologies associated with an acquired business and/or product line may negatively affect our business and results of operation. We may dispose of any of the Company’s businesses or product lines in the event that we are unable to successfully integrate them, or in the event that management determines that any such business or product line is no longer in the strategic interests of the Company or for other business reasons.

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

We believe that our future success will depend to a significant extent upon the services of Scott K. Ginsburg, our Chairman of the Board; and certain key executive officers, particularly Matthew E. Devine, Chief Executive Officer; Omar A. Choucair, Chief Financial Officer; and Jeffrey A. Dankworth, StarGuide’s President. We do not have employment agreements with any of these key executive officers, and we do not carry key-man insurance. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

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

Our classified board might discourage the acquisition of a controlling interest of our stock because such acquirer would not have the ability to replace our directors, except as the term of each class expires. Our Board of Directors amended our bylaws so that, commencing with the 2001 annual meeting of stockholders, the directors were divided into three classes with respect to the time for which they hold office. The term of office of the first class expired at the 2002 annual meeting of stockholders, the term of office of the second class expires at the 2003 annual meeting of stockholders, and the term of office of the third class expires at the 2004 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire will be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

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

Some of the factors that may cause the market price of our common stock to fluctuate significantly, include:

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new or enhanced products or service offerings, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	sales of common stock or other securities in the future;

•	changes in market valuations of networking, Internet and telecommunications companies;

•	fluctuations in stock market prices and trading volumes generally;

•	sale of shares of common stock by significant holders; and

•	changes in general economic conditions, including interest rate levels.

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

Insiders have substantial control over us, which will limit an investor’s ability to influence corporate actions, including changes in control.

Our executive officers and directors and their respective affiliates own approximately 53% of our common stock, not including options or warrants to purchase additional shares of common stock. As a result, these shareholders are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control even if a change of control is in the best interest of all shareholders.

We face risks associated with being delisted from the Nasdaq National Market.

The holders of our common stock currently enjoy a substantial benefit in terms of liquidity by having such common stock listed on the Nasdaq National Market System. This benefit would be lost if we were to be delisted from the Nasdaq National Market. Nasdaq rules require, among other things, that our common stock trade at $1 per share or more on a consistent basis. While we believe we are currently in compliance with Nasdaq’s listing requirements and corporate governance rules, we cannot assure the investor that this is the case or that we will be able to continue to keep our common stock listed on the Nasdaq National Market System or a similar securities exchange.

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

The networks and the individual components within networks used in providing our distribution services are highly complex. Our services may be subject to errors and defects in software or hardware. Additional problems in delivery of service could result from a variety of causes, including human error, physical or electronic security breaches, natural disasters, power loss, sabotage or vandalism. Such problems or defects could result in:

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	loss of credibility;

•	increased service costs; or

•	legal action by our customers.

In addition, because some equipment involved in providing our information distribution services are located in the facilities of others, such as broadcast affiliates, Internet service providers and broadband access providers, we must rely on third parties to care for equipment needed to provide our services. For example, after we place our equipment in the facilities of others and ensure it is functioning properly, we rely on the facility to monitor the equipment to ensure that it maintains power, continues to receive a signal from the carrier and is connected to the facilities network in order to deliver the signal.

We depend upon single or limited-source suppliers, and our ability to produce audio and video distribution equipment could be impacted if those relationships were discontinued.

We rely on fewer than five single or limited-source suppliers for integral components used in the assembly of our audio and video units. Although these suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, it would delay our deployment of audio and video units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may in the future become our competitors, possibly entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling their products or components to us at commercially reasonable prices or completely stop selling their products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign its products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we were able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our products, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

We obtain our local access transmission services and long distance telephone access through an exclusive contract with Sprint that expires in 2005. Our agreement with Sprint provides for reduced pricing on various services provided in exchange for minimum purchases under the contract of $2.0 million per year. The agreement provides for certain achievement credits once specified purchase levels are met. Any material interruption in the supply or a material change in the price of either local access or long distance carrier service could increase our costs or cause a significant decline in our revenues, thereby decreasing our operating results.

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

We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the Hughes Network Systems satellite system. However, the Hughes satellite system may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Hughes that expires in December 2005. The agreement provides for fixed pricing on dedicated bandwidth and gives us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. Hughes is required to meet performance specifications as outlined in the agreement, and we are given a credit allowance for future fees if Hughes does not meet these requirements. The agreement states that Hughes can terminate the agreement if we do not make timely payments or become insolvent.

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

Certain of our products rely on signals from satellites, including, but not limited to, satellite receivers and head-end equipment. Any satellite failure could result in interruptions of our service, negatively impacting our business. We attempt to mitigate this risk by having our customers procure their own agreements with satellite providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides some services to entities located outside of the United States and, therefore, is subject to the risk that the exchange rates will adversely impact the Company’s results of operations. The Company believes this risk to be immaterial to the Company’s results of operations.

The Company is exposed to interest rate risk primarily through its borrowing activities. As of December 31, 2002, the Company had $4.5 million outstanding under its revolving credit line agreement and other variable rate debt. A one-percentage point increase in the variable interest rate based on debt amounts outstanding would result in approximately $0.1 million reduction in annual pre-tax earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company’s Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg (2)	50	Chairman of the Board	2004
Matthew E. Devine	54	Chief Executive Officer and Director	2004
Omar A. Choucair	41	Chief Financial Officer and Director	2003
Lawrence D. Lenihan, Jr. (2)	38	Director	2004
David M. Kantor (2)	46	Director	2003
Cappy R. McGarr (1)	51	Director	2005
Jeffrey A. Dankworth	47	Director	2005
Eric L. Bernthal	56	Director	2003
Robert J. Schlegel (1)	53	Director	2005
Kevin C. Howe (1)	54	Director	2005

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company’s Chairman. Mr. Ginsburg founded Boardwalk Auto Group, which consists of several car dealerships in the Dallas area. Most recently Mr. Ginsburg served as Chief Executive Officer and Director of AMFM Corporation (formerly Chancellor Media). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from the Georgetown University in 1978.

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

Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM Corporation (formerly Chancellor Media), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and became a Director in February 2001.

Lawrence D. Lenihan, Jr. has been a member of the Board of Directors of the Company since July 1997. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. He joined the predecessor to this firm, Dawson-Samberg Capital Management, in 1996. Prior to joining Pequot, Mr. Lenihan was a principal at Broadview Associates, LLC from 1993 to 1996. Prior to joining Broadview, Mr. Lenihan held several positions at IBM, most recently as the leader of an interactive multimedia software product business. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and he holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He currently serves as a director of several public and private companies including Accruent, Klocwork, Netegrity, USSearch, Inc., Performaworks, Swingtide and Elance.

David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Mr. Kantor is a media industry consultant and Vice Chairperson and CEO of Reach Media, a company that develops, acquires and partners in quality media and marketing opportunities targeting the African American population. Formerly, he was Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

Cappy R. McGarr has been a member of the Board of Directors of the Company since February 2001. Mr. McGarr is President of McGarr Capital Holdings, LLC, an asset management company. He received Bachelor of Arts, Bachelor of

Journalism and Master of Business Administration degrees from the University of Texas at Austin. Upon completing his graduate degree in 1977, Mr. McGarr was employed by Goldman, Sachs & Co. He serves on the Board of Trustees of The National Archives Foundation and the Board of Directors of the Lyndon Baines Johnson Foundation.

Jeffrey A. Dankworth has been President and a Director of StarGuide since 1995 and a director of the Company since February 2001. Prior to co-founding StarGuide in 1994, Mr. Dankworth was an entrepreneur in the entertainment media and professional sports industries where he led the development of various media joint ventures in professional sports including the NFL Quarterback Club. As an attorney, Mr. Dankworth has extensive experience in various areas of business development, including the negotiation and management of media partnerships, licensing programs, and joint ventures. Between 1984 and 1994, Mr. Dankworth was Of Counsel with the law firm of Mitchell, Silberberg & Knupp and prior to that was an associate with the law firm of Gibson, Dunn & Crutcher (1981-1984). Mr. Dankworth received both an undergraduate and a graduate degree from The University of California at Los Angeles.

Eric L. Bernthal has been a member of the Board of Directors of the Company since February 2001. Mr. Bernthal is the Managing Partner of the Washington, DC office of Latham & Watkins, a law firm with more than 1,500 attorneys worldwide. He has practiced corporate and telecommunications law for over 30 years, specializing in transactional and regulatory matters. Mr. Bernthal has represented companies in the media, communications, health care, consumer products and retail industries. Mr. Bernthal has been a partner in Latham & Watkins since 1986. Prior to joining Latham, Mr. Bernthal was an associate and then a partner in the Washington, DC law firm of Arent, Fox, Kintner, Plotkin & Kahn, from 1972 to 1986. He served on that law firm’s Executive Committee for five years. Mr. Bernthal served as law clerk to the Honorable Ruggero J. Aldisert of the United States Court of Appeals for the Third Circuit in Philadelphia from 1970 to 1972. He earned an undergraduate degree from Columbia University in 1967 and a graduate degree from George Washington University Law Center.

Robert J. Schlegel has been a member of the Board of Directors of the Company since February 2001. Mr. Schlegel has been the CEO of The Pavestone Company, a manufacturer of decorative, environmental-friendly concrete landscape products, since 1980. Mr. Schlegel also built a health care company, PeopleCare Heritage Centers, including 2,200 nursing retirement care beds in 13 Texas facilities. Mr. Schlegel has been actively involved in the Dallas community with the Trinity Christian Academy, the Cox School of Business at Southern Methodist University, the Salvation Army, Students in Free Enterprise, the Alzheimer’s Association, the Dallas Symphony, the Young Presidents’ Organization and his own foundation, the Schlegel Horizons Foundation. Mr. Schlegel graduated with a B.A. degree in Economics from Wilfrid Laurier University in 1972.

Kevin C. Howe is the Managing Partner of Mercury Ventures. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of two publicly traded technology firms that are listed on the Nasdaq (the Company), and London exchanges (The Sage Group plc). Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. He remains a director of Sage. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

OTHER INFORMATION

In September 1999, a civil lawsuit was filed by the Securities and Exchange Comission in the United States District Court for the southern District of Florida against Scott Ginsburg, the Chairman of theBoard of the Company, his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. (“EZ”) and in 1997 regarding the securities of Katz Media, Inc. (“Katz”). The lawsuit further alleged that Mr. Ginsburg’s father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz and subsequently profited from the sale of such securities.

In April 2002, a jury found that Mr. Ginsburg did make these communications, known as “tipping,” and therefore concluded that he had violated Sections 10(b) and 14(e) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14e-3 thereunder. In July 2002, the United States District Court imposed a $1,000,000 civil penalty against Mr. Ginsburg.

Mr. Ginsburg filed a motion asking the Court to set aside its ruling and the verdict of the jury. On December 19, 2002, the United States District Court granted Mr. Ginsburg’s motion for judgment notwithstanding the verdict. The Court overturned the jury verdict in its entirety and set aside the civil penalty.

On February 13, 2002, the Securities and Exchange Commission filed a Notice of Appeal, seeking to reverse the Court’s decision and challenging the Court’s earlier refusal to impose an injunction against Mr. Ginsburg.

Information regarding the executive officers of the Company are included under Part I, Item 4A—Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions with Management” in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2. FINANCIAL STATEMENT SCHEDULES

II—Valuation and Qualifying Accounts	S-1

3. EXHIBITS

Exhibit Number		Exhibit Title

3.1	(a)	Certificate of Incorporation of registrant.

3.2	(a)	Bylaws of registrant, as amended to date.

4.1	(b)	Form of Common Stock Certificate.

10.1	(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2	(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3	(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4	(b)	Form of Restricted Stock Agreement. *

10.5	(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6	(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7	(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8	(d)	Digital Generation Systems, Inc. Supplemental Stock Option Plan. *

10.9	(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10	(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders

10.11	(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12	(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13	(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14	(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

Exhibit Number		Exhibit Title

10.15	(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16	(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

10.17	(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18	(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

10.19	(i)	Credit agreement, dated as of June 1, 2001 between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.20	(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

21.1	(a)	Subsidiaries of the Registrant.

23.1	(a)	Consent of KPMG LLP.

99.1	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed herewith.

(b)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203).

(c)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed November 13, 1996.

(e)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

(f)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-3 filed on December 31, 1998.

(g)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 29, 1999.

(h)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed May 11, 2000.

(i)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001

(j)	Filed herewith. The registrant has requested confidential treatment with respect to certain portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Not applicable.

(c)	Exhibits

See Item 15 (a) (3) above.

(d)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: March 27, 2003	By:	/S/ MATTHEW E. DEVINE
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

Signature	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board and Director	March 27, 2003

/s/ MATTHEW E. DEVINE Matthew E. Devine	Chief Executive Officer and Director	March 27, 2003

/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 27, 2003

/s/ DAVID M. KANTOR David M. Kantor	Director	March 27, 2003

/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr.	Director	March 27, 2003

/s/ CAPPY MCGARR Cappy McGarr	Director	March 27, 2003

/s/ JEFFREY A. DANKWORTH Jeffrey A. Dankworth	Director	March 27, 2003

/s/ ERIC L. BERNTHAL Eric L. Bernthal	Director	March 27, 2003

/s/ ROBERT J. SCHLEGEL Robert J. Schlegel	Director	March 27, 2003

/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 27, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Matthew E. Devine, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Digital Generation Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ MATTHEW E. DEVINE
Matthew E. Devine Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Omar A. Choucair, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Digital Generation Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	By:	/s/ OMAR A. CHOUCAIR Omar A. Choucair Chief Financial Officer

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Digital Generation Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed at Item 15(a) 2 for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statementsreferred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

KPMG LLP

Dallas, Texas

February 12, 2003

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2002	December 31, 2001
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,527	$2,724
Accounts receivable (less allowance for doubtful accounts of $1,114 in 2002 and $2,883 in 2001)	12,971	13,842
Inventories	2,195	2,063
Other current assets	605	868

Total current assets	18,298	19,497

Property and equipment, net	12,757	16,535
Goodwill, net	54,097	183,228
Intangible and other assets, net	12,605	16,197

TOTAL ASSETS	$97,757	$235,457

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$4,362	$5,733
Accrued liabilities	4,915	4,509
Deferred revenue, net	3,314	3,315
Current portion of long-term debt and capital leases	5,469	7,294

Total current liabilities	18,060	20,851

Deferred revenue, net	5,145	8,428
Long-term debt and capital leases, net of current portion	4,548	9,496

TOTAL LIABILITIES	27,753	38,775

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized 200,000 shares at December 31, 2002; 70,834 issued and 70,811 outstanding at December 31, 2002 and 70,807 issued and 70,784 outstanding at December 31, 2001	72	72
Additional paid-in capital	265,928	266,000
Accumulated deficit	(195,790)	(69,196)
Receivables from issuance of common stock	(105)	(93)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	70,004	196,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,757	$235,457

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For years ended December 31,
	2002	2001	2000
Revenues:
Audio and video content distribution	$53,144	$50,447	$—
Product sales	8,045	13,875	6,117
Other	5,105	6,378	8,302

Total revenues	66,294	70,700	14,419

Cost of revenues:
Audio and video content distribution	26,336	27,762	—
Product sales	4,673	5,392	3,701
Other	2,319	4,259	6,101

Total cost of revenues	33,328	37,413	9,802

Operating expenses:
Sales and marketing	5,005	5,615	2,742
Research and development	3,941	4,604	3,111
General and administrative expenses:
Noncash stock award charges	—	—	19,630
Other	9,642	12,187	5,330
Restructuring charges	771	791	—
Depreciation and amortization	7,390	17,065	824

Total operating expenses	60,077	77,675	41,439

Income (loss) from operations	$6,217	$(6,975)	$(27,020)
Other (income) expense:
Interest and other (income) expense, net	(20)	282	(300)
Interest expense	1,540	1,772	21
Equity in losses of joint venture	—	—	1,125

Net income (loss) before cumulative effect of change in accounting principle	$4,697	$(9,029)	$(27,866)
Cumulative effect of change in accounting principle	(131,291)	—	—

Net loss	$(126,594)	$(9,029)	$(27,866)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.07	$(0.13)	$(0.68)

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.07	$(0.13)	$(0.68)

Basic net loss per common share	$(1.79)	$(0.13)	$(0.68)

Diluted net loss per common share	$(1.79)	$(0.13)	$(0.68)

Basic weighted average common shares outstanding	70,718	70,443	40,912

Diluted weighted average common shares outstanding	70,807	70,443	40,912

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	39,525	$40	(139)	$(270)	$17,855	$—	$(32,301)	$(14,676)

Issuance of common stock	2,110	2	—	—	12,083	—	—	12,085
Exercise of stock options	25	—	—	—	30	—	—	30
Purchase of treasury stock	—	—	(324)	(701)	—	—	—	(701)
Issuance of common stock warrants and options	—	—	—	—	19,630	—	—	19,630
Net loss	—	—	—	—	—	—	(27,866)	(27,866)

Balance at December 31, 2000	41,660	42	(463)	(971)	49,598	—	(60,167)	(11,498)

Shares issued to effect DGS/StarGuide merger	27,796	28	440	870	211,591	(93)	—	212,396
Musicam Express acquisition	693	1	—	—	3,999	—	—	4,000
Exercise of stock options	611	1	—	—	367	—	—	368
Issuance of common stock under employee stock purchase plan	47	—	—	—	74	—	—	74
Noncash stock compensation	—	—	—	—	371	—	—	371
Net loss	—	—	—	—	—	—	(9,029)	(9,029)

Balance at December 31, 2001	70,807	$72	(23)	$(101)	$266,000	$(93)	$(69,196)	$196,682

Exercise of stock options	1	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	—	—	21	—	—	21
Note receivable issued to employee for exercise of stock options	—	—	—	—	—	(105)	—	(105)
Collection of note receivable from former employee	—	—	—	—	(93)	93	—	—
Net loss	—	—	—	—	—	—	(126,594)	(126,594)

Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(195,790)	$70,004

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(126,594)	$(9,029)	$(27,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,312	4,550	824
Amortization of goodwill and other intangibles	2,078	12,515	—
Impairment of goodwill	131,291	—	—
Noncash stock award charges	—	371	19,630
Provision for doubtful accounts	715	1,954	531
Equity in losses of joint venture	—	—	1,125
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	156	301	4,042
Inventories	(68)	46	(140)
Other assets	(1,910)	1,033	(888)
Accounts payable and accrued liabilities	(201)	(3,214)	(1,025)
Deferred revenue, net	(3,284)	(3,593)	165

Net cash provided by (used in) operating activities	7,495	4,934	(3,602)

Cash flows from investing activities:
Purchases of property and equipment	(723)	(3,219)	(664)
Acquisitions, net of cash acquired	—	(768)	—
Investment in and advances to joint venture	—	—	(749)

Net cash used in investing activities	(723)	(3,987)	(1,413)

Cash flows from financing activities:
Proceeds from issuance of common stock	21	442	12,115
Loan to employee for issuance of common stock	(105)	—	—
Payments to acquire financing	(112)	(977)	—
Borrowings under long-term debt	6,500	40,864	—
Payments on long-term debt	(13,273)	(41,443)	(5,653)
Purchase of treasury stock	—	—	(701)

Net cash provided by (used in) financing activities	(6,969)	(1,114)	5,761

Net increase (decrease) in cash and cash equivalents	(197)	(167)	746
Cash and cash equivalents at beginning of year	2,724	2,891	2,145

Cash and cash equivalents at end of year	$2,527	$2,724	$2,891

Interest paid	$1,181	$928	$21

Noncash financing activities:
Property and equipment acquired through capital lease	$—	$1,569	$—

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Digital Generations Systems, Inc. (the “Company”) owns a nationwide digital network that beneficially links hundreds of advertisers and advertising agencies with more than 7,500 radio and 1,000 television stations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

In January 2001, the Company completed its merger with StarGuide Digital Networks, Inc. (“StarGuide”) pursuant to the Agreement and Plan of Merger. The merger has been accounted for as a reverse acquisition, and accordingly, historical results of the Company prior to the merger are that of StarGuide. The results of operations subsequent to January 1, 2001, the consummation date, included both the Company and StarGuide.

Certain prior year amounts have been reclassified to conform to current year presentations.

2. Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2002 and 2001, cash equivalents consisted primarily of investments in U.S. money market funds.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company’s inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence when estimating allowances required to reduce recorded amounts to market values, such estimates could change in the future.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net identifiable assets acquired, is assessed annually for recoverability based on its estimated fair value.

Intellectual Property Rights

Acquired intellectual property rights, which include patents, copyrights, trademarks, know-how and certain other intangible assets, are recorded as other long-term assets at cost and amortized over estimated useful lives ranging from five to seven years using the straight-line method.

Investment in Joint Venture

The Company’s investment in a joint venture was accounted for using the equity method during 2000. Losses in excess of the Company’s investment and its guaranteed minimum contribution were recognized in full based on the Company’s intent to fund excess losses of the joint venture. The Company acquired the remaining interest in the joint venture during 2001 (see Note 3).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, inventories, intangible assets and income taxes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

Revenues for audio and video content distribution services that are digitally transmitted are recognized for each transaction on the date audio, video or related information is successfully transmitted from the Company’s operating facilities to the destination ordered. Revenues for distribution services of analog audio or videotapes are recognized as the tapes are shipped.

The Company recognizes revenue from product sales upon shipment or satisfactory installation, if required by contract. Service revenue is recognized when services are rendered. Revenue from arrangements for the sale of products that include software components that are more than incidental to the functionality of the related product is accounted for under AICPA Statement of Position 97-2, Software Revenue Recognition. If vendor-specific objective evidence of the fair values of each of the elements of the arrangement does not exist, revenue from product sales is initially deferred and recognized on a straight-line basis over the life of the arrangement.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development and Software Development Costs

Research and development and other costs incurred to establish the technological feasibility of a software product to be sold are expensed as incurred. Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. Capitalized software development costs are amortized on a product-by-product basis over the estimated economic life of the product (generally 3-5 years). Amortization is computed by using either the ratio that current gross revenues for a product bear to the total of current and anticipated gross revenues for that product or the straight-line method, whichever results in a greater annual amortization.

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

Foreign Currencies

The Company provides services to certain entities located outside of the United States of America. Losses on foreign currency transactions of $3 and $28 were recognized for the years ended December 31, 2002 and 2001, respectively (none in 2000) and are included in interest and other (income) expense in the consolidated statements of operations.

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been restated in accordance with the provisions of SFAS No. 148, “Accounting for

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation – Transition and Disclosure”, and are as follows for the three years ended December 31, 2002, 2001and 2000 (in thousands, except per share amounts).

	2002	2001	2000
Net loss:
As reported	$(126,594)	$(9,029)	$(27,866)
Stock-based employee compensation cost included in reported net income, net of related tax effects	—	156	18,784
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,456)	(3,296)	(24,665)

Pro forma	$(128,050)	$(12,169)	$(33,747)

Basic earnings per share of common stock:
As reported	$(1.79)	$(0.13)	$(0.68)
Pro forma	$(1.81)	$(0.17)	$(0.82)

Diluted earnings per share of common stock:
As reported	$(1.79)	$(0.13)	$(0.68)
Pro forma	$(1.81)	$(0.17)	$(0.82)

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively; risk-free interest rates of 4.1%, 5.1% and 6.4%; a dividend yield of 0%; expected life of five years; and volatility factors of the expected market price of the Company’s common stock of 100%, 136% and 113%.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers, generally does not require collateral from its customers and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk with respect to accounts receivable related to audio and video content distribution (the primary source of revenues and related accounts receivable) is limited because its customers are geographically dispersed and the end users (the customers’ clients) are diversified across industries. The Company’s receivables are principally from advertising agencies, dub and ship houses, and syndicated programmers. The Company’s revenues are not contingent on its customers’ sales or collections. However, the timing of collections from its customers is affected by the billing cycle in which the customer bills its end-users (the customers’ clients). The Company provides reserves for credit losses.

The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate of interest.

During the year ended December 31, 2002, the Company had one customer, BBDO, that accounted for $7.8 million (12%) of its revenue. No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2001 and 2000.

3. Acquisitions:

During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company’s common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration of $217.2 million included $212.6 million related to the fair value of the Company’s common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. During the third quarter of 2002, the Company recorded certain adjustments to the original purchase price allocation related to the components of property and equipment. The net impact of these adjustments was insignificant to the Company’s results of operations and financial position for all periods subsequent to the acquisition. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the year ended December 31, 2001. For the year ended December 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” with $131.3 million being recorded as a change in accounting principle.

During March 2001, the Company completed its purchase of the 50% interest in Musicam Express L.L.C. (“Musicam”) owned by Westwood One, Inc. and Infinity Broadcasting Corporation. The transaction was accounted for under the purchase method of accounting. The total purchase price of $13.7 million included $4.0 million for the issuance of approximately 693,000 shares of common stock plus the assumption of outstanding bank debt and other liabilities of Musicam of $9.7 million. The purchase price was allocated to working capital ($2.2 million) and property and equipment ($0.4 million) based on their fair values. The excess of purchase price over fair value of net assets acquired of $11.1 million was allocated to goodwill and was being amortized over a 20-year period during the year ended December 31, 2001. For the year ended December 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142. Prior to the purchase, the Company accounted for its 50% interest in Musicam under the equity method of accounting and recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. Results of operations of Musicam have been consolidated beginning January 1, 2001. Pre-acquisition losses of $96,000 related to the 50% acquired interest have been eliminated in determining net loss and are included in interest expense and other in the condensed consolidated statement of operations.

4. Inventories:

Inventories as of December 31, 2002 and 2001 are summarized as follows (in thousands) :

	2002	2001
Raw materials	$724	$679
Work-in-process	677	482
Finished goods	794	902

Total inventories	$2,195	$2,063

5. Property and Equipment:

Property and equipment as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001
Network equipment	$17,841	$17,387
Office furniture and equipment	5,620	5,601
Leasehold improvements	624	636

	24,085	23,624
Less accumulated depreciation and amortization	(11,328)	(7,089)

	$12,757	$16,535

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible and Other Assets:

Other assets as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001
Brand name	$8,804	$8,804
Employee workforce	—	4,174
Customer base	3,044	3,044
Other assets	4,685	3,415

	16,533	19,437
Less: accumulated amortization	(3,928)	(3,240)

	$12,605	$16,197

During the year ended December 31, 2002, the Company deferred approximately $1.6 million in legal expenses related to the defense of certain patents. During October 2002 and December 2002, the Company settled two of the cases and management believes both settlements to be favorable to the Company. As a result of the settlements, the Company recorded approximately $0.2 million in amortization expense during the year ended December 31, 2002 related to these cases. The Company will continue to defer costs for the pending cases that have not yet been settled ($0.9 million at December 31, 2002). If the Company is unsuccessful in defending its patents, all deferred patent costs will be expensed in the period in which the determination is made. If the results of the cases are favorable to the Company, these costs will be amortized in proportion to the future incremental economic benefit that the Company expects to receive.

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company identified two reporting units, as defined in SFAS No. 142, with goodwill, a Services unit and a Products unit, which are included in the Audio and Video Content Distribution Segment. The Company recorded goodwill impairment of $131.3 million in the Services reporting unit, or $1.86 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The assessment was performed primarily due to changes in the economy and the decline in our stock price since the valuation date of the shares issued in the DG/StarGuide merger. The fair value of the Services reporting unit was determined by estimating the present value of future cash flows expected to be generated by this reporting unit.

The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and earnings (loss) per share before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(126,594)	$(9,029)	$(27,866)
Goodwill amortization	—	9,545	—
Employee workforce amortization	—	1,391	—

Adjusted net income	$(126,594)	$1,907	$(27,866)

Reported basic and diluted earnings (loss) per share	$(1.79)	$(0.13)	$(0.68)
Goodwill amortization per share	—	0.16	—

Adjusted basic and diluted earnings (loss) per share	$(1.79)	$0.03	$(0.68)

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill totaled $54.1 million at December 31, 2002 and $183.2 million at December 31, 2001. The changes in the carrying value of goodwill by segment for the twelve months ended December 30, 2002 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Other	Total
Balance as of December 31, 2001	$183,228	$—	$183,228
Reclassification of employee workforce	2,783	—	2,783
Final purchase price adjustments	(623)	—	(623)
Impairment loss	(131,291)	—	(131,291)
Balance at December 31, 2002	$54,097	$—	$54,097

Intangible assets as of December 31, 2002 and December 31, 2001 are as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2002
Customer relationships	3 years	$3,044	$(2,029)	$1,015
Brand name	20 years	8,804	(881)	7,923

		$11,848	$(2,910)	$8,938

December 31, 2001
Customer relationships	3 years	$3,044	$(1,015)	$2,029
Brand name	20 years	8,804	(440)	8,364
Employee workforce	3 years	4,174	(1,391)	2,783

		$16,022	$(2,846)	$13,176

In accordance with SFAS No. 142, the net book value of the Company’s employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

Amortization expense related to intangible assets totaled $1.5 million and $2.8 million during the years ended December 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2002 is as follows (in thousands):

2003	$1,455
2004	440
2005	440
2006	440
2007	440
Thereafter	5,723

$8,938

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Joint Venture

During 2000, the Company owned a 50% interest in Musicam, which serves the radio industry by enabling the transmission, exchange, storage and retrieval of programming, commercials, music releases, affidavits of performance and other information over high-speed digital telecommunications circuits on an on-demand basis. The Company recognized losses in excess of its investment and its guaranteed minimum contribution based on its intent to fund these excess losses. In addition, the Company made noninterest-bearing advances to Musicam to fund operations. The remaining 50% interest in Musicam was acquired in 2001. (See Note 3.)

Included in revenues in the consolidated statements of operations for 2000 is $104 of product sales to Musicam. The amounts deferred are recognized as equity in earnings (loss) of the joint venture on a straight-line basis over the period that Musicam depreciates the related equipment sold by the Company

Summarized financial information for Musicam as of December 31, 2000 and for the year ended December 31, 2000 is as follows (in thousands):

2000
Results of operations:
Sales	$1,289
Gross profit	297
Net loss	(2,542)

8. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands) :

	2002	2001
Telecommunications costs	$479	$575
Employee compensation	707	856
Merger liabilities	1,020	1,765
Property tax liabilities	439	234
Lease obligations	251	—
Other	2,019	1,079

	$4,915	$4,509

9. Deferred Revenue, net:

During 1999, the Company entered into contracts with two major radio broadcasting companies to produce and supply the Company’s receivers, hubs and other items. The terms of the contracts are five and seven years and cover the related equipment and software, future software enhancements, technical support, development work and training. As the equipment to be sold under the contracts includes software components that are more than incidental to the functionality of the equipment, the entire arrangement has been accounted for under AICPA Statement of Position 97-2, “Software Revenue Recognition.” Cash received related to these contracts is recorded as deferred revenue, with revenue and cost of revenue being recognized on a straight-line basis over the respective contract terms.

Revenues and cost of revenues under these two contracts were (in thousands) $5,109 and $1,827, respectively during 2002 and $5,025 and $1,783, respectively, during 2001, and $3,462 and $1,177, respectively, during 2000.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred revenue at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred revenue	$12,903	$18,012
Deferred cost of revenue	(4,474)	(6,301)
Customer deposits	30	32

	8,459	11,743
Less current portion	(3,314)	(3,315)

	$5,145	$8,428

10. Long-Term Debt:

Long-term debt as of December 31, 2002 is summarized as follows (in thousands):

Term loan	$5,000
Revolving line of credit	4,500
Capital lease obligations	517

10,017
Less current portion	(5,469)

$4,548

During June 2001, the Company signed a long-term credit agreement with a bank that includes a term loan with an original principal amount of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. The agreement expires on May 31, 2004. The proceeds from the term loan were used in part to refinance outstanding debt of $9.8 million that was assumed as a result of the acquisition of Musicam during March 2001. Approximately $4.5 million was outstanding under the revolving credit facility at December 31, 2002 and an additional $4.2 million was available for borrowing. The Company pays interest on borrowings at a variable rate. At December 31, 2002, the weighted average interest rate on outstanding borrowings was 5.6%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit. At December 31, 2002, the Company had $0.3 million outstanding in letters of credit.

Under the long-term credit agreement, as amended on June 14, 2002, the Company is required to maintain minimum EBITDA, as defined. In addition, the Company is required to maintain certain leverage ratios and current ratios on a quarterly basis, and is subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. As of December 31, 2002 and for the year then ended, the Company was in compliance with these covenants.

At December 31, 2002, the long-term debt outstanding under this facility matures as follows: $5.0 million in 2003 and $4.5 million in 2004.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes:

Components of deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Net operating loss carryforwards	$24,136	$25,703
Noncash stock award charges	7,532	7,532
Other temporary differences	4,140	4,765
Research and development credits	213	1,174

Total gross deferred tax asset	36,021	39,174
Less valuation allowance	(36,021)	(39,174)

Net deferred tax assets	$—	$—

The net operating losses (NOL) and research and development credit carryforwards of approximately $71.0 million and $0.2 million, respectively, will expire on various dates ranging from 2007 to 2020. Utilization of approximately $30.0 million of these carryforwards will be limited on an annual basis as a result of the merger, pursuant to Section 382 of the Internal Revenue Code.

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

12. Employee Benefit Plan:

The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least 90 days of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2002 of $11,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants’ compensation. The Company made no contributions to the plan in 2002, 2001or 2000.

13. Stockholders’ Equity (Deficit):

(a) Stock Options

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

(b) Warrants

The Company has issued warrants in connection with certain financing and leasing transactions and common stock offerings. In February 2000, the Company issued warrants to its Chairman to purchase up to 3,899,700 shares of common stock at $1.44 per share, resulting in a noncash compensation charge of $16,875. The warrant expires in February 2005. All of the outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2002 expire on various dates from 2003 through 2008. A summary of outstanding warrants at December 31, 2002, 2001 and 2000 and changes during the years then ended follows:

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002		2001		2000
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	8,544,870	$2.48	4,766,300	$2.62	866,600	$2.88
Issued as a result of merger	—	—	3,891,070	3.57	—	—
Granted	—	—	—	—	3,899,700	1.44
Canceled	—	—	(112,500)	7.20	—	—
Exercised	—	—	—	—	—	—

Outstanding at end of the year	8,544,870	$2.48	8,544,870	$2.48	4,766,300	$2.62

14. Stock Plans:

The Company has three Stock Option Plans:

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan, (the “1992 Plan”), the Company may issue up to 14,950,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors, provided that such price cannot be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four years. The 1992 Plan provides that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of their unvested option shares. The term of the options granted is seven years. No options have been granted at less than fair value under this plan.

1996 Supplemental Option Plan

Under the Company’s 1996 Supplemental Option Plan, the Company may issue up to 750,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.

1995 Director Option Plan

Under the Company’s 1995 Director Option Plan (the “Director Plan”), the Company may issue up to 800,000 shares of common stock to non-employee directors. The Director Plan provides that each future non-employee director of the Company will be automatically granted an option to purchase 10,000 shares of common stock (the “First Option”) on the date on which the optionee first becomes a non-employee director of the Company and an additional option to purchase 2,500 shares of common stock (the “Subsequent Option”) on each anniversary date thereafter. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company’s common stock on the date of grant. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The term of the options granted is ten years.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s fixed plan stock options at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	8,055,828	$2.92	5,356,888	$1.75	5,254,109	1.68
Issued as a result of the merger	—	—	3,427,608	4.78	—	—
Granted	2,747,724	$1.15	1,811,500	3.22	329,308	2.39
Exercised	(500)	$0.30	(609,810)	1.26	(24,702)	1.21
Canceled	(1,752,551)	$2.38	(1,930,358)	3.93	(201,827)	1.17

Outstanding at end of the year	9,050,501	$2.49	8,055,828	$2.92	5,356,888	$1.75

Exercisable at end of the year	6,341,868	$2.79	6,090,862	$2.69	3,882,801	$1.60
Weighted average fair value of options granted		$0.76		$2.31		$3.31

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20—$ 2.65	5,985,034	5.59 years	$1.53	3,949,455	$1.74
$2.75—$5.00	1,465,509	4.71 years	$3.36	931,824	$3.41
$5.125—$10.125	1,599,958	3.72 years	$5.27	1,460,590	$5.26

$0.20—$10.125	9,050,501			6,341,868

As of December 31, 2002, there were 9,703,157 shares available for future grant under the stock option plans.

15. Commitments and Contingencies:

(a) Leases

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

At December 31, 2002, future minimum annual payments under capital leases and non-cancelable operating leases are as follows (in thousands):

Contractual Obligation	Total	Payments Due Per Period

		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital Leases	$531	482	49	—	—
Operating Leases	$6,056	2,254	3,023	779	—

The present value of obligations under capital lease was $517, of which $469 is classified as a current liability.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense totaled $2,603, $2,908 and $980 in 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company has non-cancelable future minimum purchase commitments with its primary telephone service provider of $2.0 million for each of 2003, 2004 and 2005.

(b) Litigation

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

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that was issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed. This lawsuit has been consolidated with the lawsuit filed by StarGuide on October 12, 2001. The parties are engaged in discovery. On November 5, 2002, the court entered a stay in the case to allow the parties time to engage in settlement negotiations.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that any adverse outcome of the above litigation will be insignificant.

16. Net Income (Loss) Per Share:

Under SFAS No. 128 “Earnings per Share.” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding common stock and common stock equivalents during the period. Due to losses for fiscal years 2001 and 2000, inclusion of common stock equivalents would be anti-dilutive. Therefore, basic and diluted loss per share for the Company are the same.

A reconciliation of net loss per basic and diluted share for the three years ended December 31, 2002 follows (in thousands, except per share amounts):

	2002	2001	2000
Basic:
Net loss applicable to common shareholders	$(126,594)	$(9,029)	$(27,866)
Weighted average shares outstanding	70,718	70,443	40,912

Net loss per share	$(1.79)	$(0.13)	$(0.68)

Diluted:
Net loss applicable to common shareholders	$(126,594)	$(9,029)	$(27,866)

Weighted average shares outstanding	70,718	70,443	40,912
Add: Net effect of potentially dilutive shares	89	—	—

Total shares	70,807	70,443	40,912

Net loss per share	$(1.79)	$(0.13)	$(0.68)

17. Related Party Transactions:

Prior to the merger between StarGuide and the Company, the companies shared certain management personnel and had certain common shareholders, thus the two companies were related parties. During 2000, StarGuide charged approximately $658 to the Company for payroll, insurance and travel costs related to shared employees and was charged $342 by DG Systems for shared office space, commons utilities and equipment. At December 31, 2002 and 2001, all intercompany balances and transactions for 2002 and 2001 have been eliminated.

18. Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2002		June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$14,997		$16,039	$16,421	$18,837

Gross profit	6,366		8,049	8,223	10,328

Net income (loss)	(132,148	)(1)	1,176	1,182	3,196

Earnings per share	$(1.87)		$0.02	$0.02	$0.05

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$18,931	$18,588	$15,919	$17,262

Gross profit	8,904	8,964	7,071	8,348

Net loss	(1,430)	(2,867)	(2,459)	(2,273)

Earnings per share as reported	$(0.02)	$(0.04)	$(0.04)	$(0.03)

Earnings per share as adjusted (2)	$0.03	$(0.01)	$0.00	$0.01

(1)	Includes cumulative effect of implementation of FAS 142 of $131.3 million.
(2)	Adjusts reported loss per share before cumulative effect of change in accounting principle to exclude goodwill amortization.

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

	Year ended December 31, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$62,728	$3,566	$—	$66,294
Interest income	20	—	—	20
Interest expense	(1,539)	(1)	—	(1,540)
Depreciation and amortization expense	(7,375)	(15)	—	(7,390)
Impairment loss	(131,291)	—	—	(131,291)
Net loss	$(126,761)	$167	$—	$(126,594)

Purchases of property and equipment	$706	$17	$—	$723

Total assets	$131,343	$3,027	$(36,613)	$97,757

	Year ended December 31, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$65,228	$5,472	$—	$70,700
Interest income	130	2	—	132
Interest expense	(1,772)	—	—	(1,772)
Depreciation and amortization expense	(16,984)	(81)	—	(17,065)
Net income (loss)	$(9,175)	$146	$—	$(9,029)

Purchases of property and equipment	$3,191	$28	$—	$3,219

Total assets	$243,864	$2,819	$(11,226)	$235,457

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2000
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$6,924	$7,539	$(44)	$14,419
Interest income	300	—	—	300
Interest expense	(11)	(10)	—	(21)
Depreciation expense	(763)	(61)	—	(824)
Equity in losses of joint venture	(1,125)	—	—	(1,125)
Noncash stock awards and charges	(19,630)	—	—	(19,630)
Net income (loss)	$(27,960)	$71	$23	$(27,866)

Investment in joint venture	$(2,586)	$—	$—	$(2,586)

Purchases of property and equipment	$647	$17	$—	$664

Total assets	$22,165	$3,123	$(14,186)	$11,102

(a)	Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company has adopted SFAS No. 144 for 2002, which did not have a significant impact on its financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Other		Write-offs	Balance at End of Period

Allowance for Doubtful Accounts
Year Ended:

December 31, 2000	$235	531	81			$847

December 31, 2001	$847	1,954	2,907	(a)	(2,825)	$2,883

December 31, 2002	$2,883	715	—		(2,484)	$1,114

(a)	Represents allowance assumed as a result of the merger between DGS and StarGuide in January 2001.

S-1