Form 10-K/A
period 2002-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2003-05-01
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

As of March 31, 2003, the registrant had 70,949,656 shares of Common Stock outstanding.

AMENDMENT NO. 1

The undersigned Registrant hereby amends Part III, to read as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg (2)	50	Chairman of the Board	2004
Matthew E. Devine	54	Chief Executive Officer and Director	2004
Omar A. Choucair	41	Chief Financial Officer and Director	2003
Jeffrey A. Dankworth	47	President of StarGuide and Director	2005
Robert C. Ryan	49	General Intellectual Property Counsel	N/A
Stephen N. Sparkman	37	Corporate Controller	N/A
Lawrence D. Lenihan, Jr. (2)	38	Director	2004
David M. Kantor (2)	46	Director	2003
Cappy R. McGarr (1)	51	Director	2005
Eric L. Bernthal	56	Director	2003
Robert J. Schlegel (1)	53	Director	2005
Kevin C. Howe (1)	54	Director	2005

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities of Chief Executive Officer, but Mr. Ginsburg remains the Company’s Chairman. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media (now AMFM Corporation). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

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

Robert C. Ryan has been General Intellectual Property Counsel of StarGuide Digital Networks since 1996. As an attorney, Mr. Ryan has extensive experience in technology and intellectual property law and media partnerships, licensing programs, joint ventures, antitrust law, and business contracts. Mr. Ryan was a founding equity partner and director at McAndrews, Held & Malloy from 1988 until he joined his then-client, StarGuide, in 1996. Mr. Ryan first became a patent attorney in 1979 and from 1979 through 1988 was associated with the intellectual property law firm, Banner & Witcoff, where he became a partner in 1983 and an equity partner in 1987. Mr. Ryan also has been an Adjunct Associate Professor at the Northwestern University Technological Institute and at the John Marshall Law School, where he co-founded and taught from 1990 through 1998 leading post-graduate intellectual property practice classes in conjunction with Judge Paul R. Michel of the United States Court of Appeals for the Federal Circuit. Mr. Ryan received a B.S. in Industrial Engineering and B.A. in Economics from the University of Illinois at Champaign-Urbana in 1976 and a J.D. from Northwestern University in 1979.

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

Kevin C. Howe is the Managing Partner of Mercury Ventures and has been a member of the Board of Directors of the Company since February 2001. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of two publicly traded technology firms, the Company and The Sage Group, plc. which is traded on the London Stock Exchange. Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

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

On February 13, 2003, the Securities and Exchange Commission filed a Notice of Appeal, seeking to reverse the Court’s decision and challenging the Court’s earlier refusal to impose an injunction against Mr. Ginsburg.

SECTION 16 (a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for their 2002 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2002 fiscal year, the Company believes that all reporting requirements under Section 16 (a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “Named Officers”).

		Annual Compensation (1)						Long-Term Compensation Awards Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation
Scott K. Ginsburg Chairman of the Board	2002 2001 2000	$250,000 $250,000 $250,000	$ $ $	— — —	$ $ $	755,848 167,542 180,006	(2) (2) (2)	25,000 50,000 —
Matthew E. Devine Chief Executive Officer	2002 2001 2000	$250,000 $250,000 $250,000	$ $ $	— — —	$ $ $	12,000 12,000 12,000	(3) (3) (3)	525,000 50,000 —
Omar A. Choucair Chief Financial Officer	2002 2001 2000	$175,000 $175,000 $150,000	$ $ $	21,250 — —	$ $ $	— — —		250,000 50,000 —
Jeffrey A. Dankworth President of StarGuide Digital Networks, Inc.	2002 2001 2000	$250,000 $250,000 $250,000	$ $ $	— — —	$ $ $	10,800 10,800 10,800	(3) (3) (3)	25,000 50,000 —
Robert C. Ryan General Intellectual Property Counsel of StarGuide Digital Networks, Inc.	2002 2001 2000	$275,000 $275,000 $203,624	$ $ $	— — 20,376	$ $ $	19,895 420,733 —	(4) (4)	25,000 50,000 —

(1)	Annual compensation amounts for 2000 represent the combined amounts and awards for services performed by the individuals related to both Digital Generation Systems, Inc. and StarGuide Digital Networks, Inc.
(2)	For 2002, represents reimbursement of automobile expenses ($32,612), travel expenses incurred during 1999 and 2000 but not reimbursed by the Company until 2002 ($706,305) and miscellaneous expenses ($16,931). For 2001, represents reimbursement of automobile expenses ($12,000) and travel expenses incurred during 1999 and 2000 ($155,542). Effective January 1, 2001, the Company ceased reimbursement of expenses, related to Mr. Ginsburg’s airplane, incurred after such date. For 2000, represents reimbursement of automobile expenses ($12,000) and travel expenses incurred during 1999 and 2000 ($168,000).
(3)	Represents reimbursement of automobile expenses.
(4)	For 2002, includes medical expense reimbursement of $19,895. For 2001, includes forgiveness of loan ($400,000) and medical expense reimbursement ($20,733).

The following table contains information concerning the stock option grants made to each of the Named Officers for 2002. No stock appreciation rights were granted to these individuals during such year.

	Individual Grant (1)						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted	% Of Total Options Granted to Employees In 2002		Exercise Price Per Share		Expiration Date
							5%		10%
Scott K. Ginsburg	25,000	1.1%			$1.29	02/19/09		$13,129		$30,596
Matthew E. Devine	25,000 500,000	1.1 22.2	% %	$ $	1.29 1.13	02/19/09 08/25/09	$ $	13,129 230,012	$ $	30,596 536,025
Omar A. Choucair	250,000	11.1%			$1.29	02/19/09		$131,290		$305,961
Jeffrey A. Dankworth	25,000	1.1%			$1.29	02/19/09		$13,129		$30,596
Robert C. Ryan	25,000	1.1%			$1.29	02/19/09		$13,129		$30,596

1.	Each of the options listed above have a term of 7 years, subject to earlier termination upon termination of employment. In the event of a merger of the Company with or into another corporation or other legal entity, where vested options have not been assumed or substituted by such successor corporation or other entity, such options will be exercisable for a period for a period of 15 days from the date of notice thereof, and will terminate upon the expiration of such period. The Company’s 1992 Stock Option Plan provides that upon a change in control, the unvested options granted to each of the Company’s executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options. A change in control is defined as (i) merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, or (ii) certain changes in the majority composition of the Company’s Board of Directors during a 24-month period, which changes are not initiated by the Board of Directors.

The following table sets forth information concerning option exercises during the 2002 fiscal year and option holdings as of the end of the 2002 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott K. Ginsburg	—	$—	457,258	51,042	$ —	$ —
Matthew E. Devine	—	$—	1,399,565	608,735	$ —	$ —
Omar A. Choucair	—	$—	444,285	279,035	$ —	$ —
Jeffrey A. Dankworth	—	$—	197,278	51,042	$ —	$ —
Robert C. Ryan	—	$—	395,410	51,042	$ —	$ —

(1)	Based on the fair market value of the Company’s common stock at December 31, 2002, of $1.07 per share, less the exercisable price payable for each share.

DIRECTOR COMPENSATION

Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director other than reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Company’s Board of Directors and the committees thereof. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

Non-employee Board members are eligible for option grants pursuant to the provisions of the Company’s 1995 Director Option Plan. The exercise price per share of all options granted under the 1995 Director Option Plan shall be equal to the fair market value of a share of the Company’s common stock on the date of grant of the option. The terms of the options granted are ten years.

Directors who are also employees of the Company are eligible to receive options for common stock directly under the 1992 Stock Option Plan and, if officers of the Company, are eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

None of the Company’s current executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are Messrs. Ginsburg, Lenihan and Kantor. Other than Mr. Ginsburg, the Company’s Chairman of the Board and former Chief Executive Officer, none of these individuals was at any time during 2002, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information:

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	9,772,338	$2.36	9,771,836
Equity compensation plans not approved by security holders	—	$—	—

Total	9,772,338	$2.36	9,771,836

(1)	This table excludes an aggregate of 7,823,033 shares issuable upon exercise of outstanding options and warrants assumed by the Company in connection with the Company’s merger with StarGuide Digital Networks, Inc. in January 2001. The weighted-average exercise price of the excluded options and warrants is $2.64 per share.
(2)	Includes 68,679 shares issuable under the Company’s Employee Stock Purchase Plan, of which approximately 9,399 shares are issuable in connection with the current offering period, which ends on April 30, 2003.

Beneficial Ownership Information:

The following table sets forth, as of January 31, 2003 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares Beneficially Owned as of January 31, 2003 (1) (2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott Ginsburg (3) Moon Doggie Family Partnership 4707 Park Lane Dallas, Texas 75220	31,934,139	41.0%

Entities and individuals associated with Pequot Capital Management, Inc. (4) 354 Pequot Avenue Southport, Connecticut 06490	5,195,603	7.3%

C.D.A.S., Inc. (5) 2897 Granite Pointe Court Reno, NV 89511	2,858,575	4.0%

Matthew E. Devine (6)	2,706,273	3.7%
Omar A. Choucair (7)	634,069	*
Lawrence D. Lenihan, Jr (8)	5,236,992	7.4%
David M. Kantor (9)	46,389	*
Cappy R. McGarr (10)	169,445	*
Jeffrey A. Dankworth (11)	5,598,320	7.9%
Eric L. Bernthal (10)	744,669	1.1%
Robert J. Schlegel (10)	299,709	*
Kevin Howe (10)	173,049	*
Robert Ryan (12)	753,132	1.1%
All current directors and executive officers as a group	48,296,188	59.5%

* Less than 1% of the outstanding shares of common stock.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company’s knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.

(2)	The number of shares of common stock deemed outstanding as of January 31, 2003 was 70,810,696. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after January 31, 2003.

(3)	Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 22,028,594 shares held in the name of Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company’s Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 467,154 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 3,008,527 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of common stock.

(4)	Includes 375,367 shares held in the name of Pequot Offshore Private Equity Fund, Inc., 2,964,740 shares held in the name of Pequot Private Equity Fund, L.P., 823,902 shares held in the name of Pequot International Fund, Inc. and 823,902 shares held in the name of Pequot Partners Fund, L.P. Pequot Capital Management, Inc. is the investment advisor to Pequot Offshore Private Equity Fund, Inc., Pequot Private Equity Fund, L.P., Pequot International Fund, Inc. and Pequot Partners Fund, L.P. (the “Pequot Funds”) and may be deemed to beneficially own all of such shares. Pequot Capital Management, Inc. acquired beneficial ownership of such shares from Dawson-Samberg Capital Management, Inc., the former investment advisor to the Pequot Funds. On January 1, 1999, Dawson-Samberg Capital Management, Inc. spun-off a portion of its investment management business to Pequot Capital Management, Inc., including the beneficial ownership of all of such shares formerly held by Dawson-Samberg Capital Management, Inc. Lawrence D. Lenihan, Jr., a member of the Company’s Board of Directors, is a principal and minority shareholder of Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of all shares held or beneficially owned by or through such entity. Includes warrants exercisable into 207,692 shares of common stock.

(5)	Based on most recent information received from C.D.A.S., Inc.

(6)	Includes options exercisable into 1,441,330 shares of common stock and warrants exercisable into 303,310 shares of common stock.

(7)	Includes options exercisable into 523,544 shares of common stock and warrants exercisable into 86,660 shares of common stock.

(8)	Includes 5,195,603 shares beneficially owned by affiliated entities of Pequot Capital Management, Inc., of which Mr. Lenihan disclaims beneficial ownership as set forth in footnote 4 above. Includes options exercisable into 41,389 shares of common stock.

(9)	Includes options exercisable into 36,389 shares of common stock.

(10)	Includes options exercisable into 26,389 shares of common stock.

(11)	Includes options exercisable into 207,174 shares of common stock.

(12)	Includes options exercisable into 405,306 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002 and 2001, the Company paid approximately $1,435,000 and $424,000 in legal fees, respectively to Latham & Watkins, a law firm for which Eric L. Bernthal is a partner.

During 2002, the Company paid approximately $105,000 in federal income taxes on behalf of Robert Ryan in relation to stock options exercised.

ITEM 14. CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K/A, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART IV

ITEM 15. EXHIBITS

99.1(a)     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: April 30, 2003	By:	/S/ MATTHEW E. DEVINE
Matthew E. Devine Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

* Scott K. Ginsburg	Chairman of the Board and Director (Principal Executive Officer)	April 30, 2003

/S/MATTHEW E. DEVINE Matthew E. Devine	Chief Executive Officer And Director	April 30, 2003

* Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 30, 2003

* David M. Kantor	Director	April 30, 2003

* Lawrence D. Lenihan, Jr.	Director	April 30, 2003

* Cappy R. McGarr	Director	April 30, 2003

* Jeffrey A. Dankworth	Director	April 30, 2003

* Eric L. Bernthal	Director	April 30, 2003

* Robert J. Schlegel	Director	April 30, 2003

* Kevin Howe	Director	April 30, 2003

By: /S/MATTHEW E. DEVINE Attorney-in-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Matthew E. Devine, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Digital Generation Systems, Inc.
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003	By:	/s/ MATTHEW E. DEVINE Matthew E. Devine Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Omar A. Choucair, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Digital Generation Systems, Inc.
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003	By:	/s/ OMAR A. CHOUCAIR Omar A. Choucair Chief Financial Officer