Form 10-Q
period 2003-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2003-05-15
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of April 30, 2003: 70,953,683

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K filed on March 31, 2003, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2003	December 31, 2002
Assets	(unaudited)
CURRENT ASSETS:
Cash	$2,462	$2,527
Accounts receivable, net of allowance for doubtful accounts of $1,091 at March 31, 2003 and $1,114 at December 31, 2002	11,459	12,971
Inventories	2,024	2,195
Other current assets	963	605

Total current assets	16,908	18,298

Property and equipment, net	11,835	12,757
Goodwill, net	54,097	54,097
Intangible and other assets, net	12,039	12,605

TOTAL ASSETS	$94,879	$97,757

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,021	$4,362
Accrued liabilities	3,933	4,915
Deferred revenue	3,283	3,314
Current portion of long-term debt and capital leases	3,793	5,469

Total current liabilities	14,030	18,060
Deferred revenue	4,324	5,145
Long-term debt and capital leases	4,514	4,548

TOTAL LIABILITIES	22,868	27,753

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—
Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized—200,000,000 shares; Outstanding—70,949,656 shares at March 31, 2003 and 70,810,696 shares at December 31, 2002	72	72
Additional paid-in capital	266,178	265,928
Accumulated deficit	(194,033)	(195,790)
Receivables from issuance of common stock	(105)	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	72,011	70,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,879	$97,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Audio and video content distribution	$13,170	$11,849
Product sales	1,623	2,201
Other	863	947

Total revenues	15,656	14,997

Cost of revenues:
Audio and video content distribution	6,450	6,624
Product sales	898	1,286
Other	417	721

Total cost of revenues	7,765	8,631

Operating expenses:
Sales and marketing	1,157	1,298
Research and development	936	1,034
General and administrative	1,992	2,014
Restructuring charges	—	771
Depreciation and amortization	1,837	1,641

Total operating expenses	13,687	15,389

Income (loss) from operations	1,969	(392)

Other (income) expense:
Interest income and other (income) expense, net	(6)	(7)
Interest expense	218	472

Net income (loss) before cumulative effect of change in accounting principle	1,757	(857)
Cumulative effect of change in accounting principle	—	(131,291)

Net income (loss)	$1,757	$(132,148)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.02	$(0.01)

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.02	$(0.01)

Basic net income (loss) per common share	$0.02	$(1.87)

Diluted net income (loss) per common share	$0.02	$(1.87)

Basic weighted average common shares outstanding	70,743	70,784

Diluted weighted average common shares outstanding	72,238	70,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(195,790)	$70,004
Exercise of stock options	139	—	—	—	250	—	—	250
Net income	—	—	—	—	—	—	1,757	1,757

Balance at March 31, 2003	70,973	$72	(23)	$(101)	$266,178	$(105)	$(194,033)	$72,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,757	$(132,148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,278	1,263
Amortization of intangible and other assets	559	378
Impairment of goodwill	—	131,291
Provision for doubtful accounts	107	106
Changes in operating assets and liabilities:
Accounts receivable	1,405	607
Prepaid expenses and other assets	(143)	(48)
Accounts payable and accrued liabilities	(2,323)	(851)
Deferred revenue, net	(852)	(853)

Net cash provided by (used in) operating activities	1,788	(255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(343)	(108)

Net cash used in investing activities	(343)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	—
Payment of debt issuance costs	(50)	—
Proceeds from line of credit and long-term debt	1,000	1,500
Payments on line of credit and long-term debt	(2,710)	(1,969)

Net cash used by financing activities	(1,510)	(469)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(832)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,527	2,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,462	$1,892

Supplemental Cash Flow Information:
Interest paid	$162	$280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to conform prior year amounts to current year classifications.

2. INVENTORIES

Inventories as of March 31, 2003 and December 31, 2002 are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$699	$724
Work-in-process	685	677
Finished Goods	640	794

	$2,024	$2,195

3. INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard are reported as a cumulative effect of a change in accounting principle.

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

Goodwill totaled $54.1 million at March 31, 2003 and December 31, 2002. Intangible assets as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2003
Customer relationships	3 years	$3,044	$(2,140)	$761
Brand name	20 years	8,804	(1,133)	7,814

		$11,848	$(3,273)	$8,575

December 31, 2002
Customer relationships	3 years	$3,044	$(2,029)	$1,015
Brand name	20 years	8,804	(881)	7,923

		$11,848	$(2,910)	$8,938

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is as follows (in thousands):

Remainder of 2003	$1,089
2004	440
2005	440
2006	440
2007	440
Thereafter	5,726

$8,575

4. OTHER ASSETS

As of March 31, 2003, the Company had deferred legal expenses of approximately $1.0 million related to the defense of certain patents. The Company will continue to defer these costs until the case is finally determined. If the Company is unsuccessful in defending its patents, all deferred patent costs will be expensed in the period in which the determination is made. If the result of the case is favorable to the Company, these costs will be amortized in proportion to the future economic benefit that the Company expects to receive.

5. LONG-TERM DEBT AND CAPITAL LEASES

During June 2001, the Company signed a long-term credit agreement that included a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. Approximately $4.5 million was outstanding under the revolving credit facility at March 31, 2003 and an additional $2.5 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company was required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company was required to maintain certain leverage ratios and current ratios on a quarterly basis, and was subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended March 31, 2003, the Company was in compliance with these covenants.

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the new long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company pays interest on borrowings at a variable rate.

6. INCOME TAXES

There was no income tax expense (benefit) for the three months ended March 31, 2003 and March 31, 2002 due to the existence of net operating losses and a full valuation allowance recorded for related deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of March 31, 2003 and March 31, 2002.

7. EARNINGS PER SHARE

Under SFAS No. 128, “Earnings per Share”, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Basic:
Net income (loss)	$1,757	$(132,148)
Weighted average shares outstanding	70,743	70,784

Basic net income (loss) per share	$0.02	$(1.87)

Diluted:
Net income (loss)	$1,757	$(132,148)

Weighted average shares outstanding	70,743	70,784
Add: Net effect of potential dilutive shares	1,495	—

Diluted weighted average shares outstanding	72,238	70,784

Diluted net income (loss) per share	$0.02	$(1.87)

At March 31, 2003, 4,564,575 options with a weighted average exercise price of $1.13 per share had exercise prices below the average market price of $1.68 for the three months ended March 31, 2003. Using the treasury stock method for calculating the dilutive effect of stock options, approximately 1,495,000 potentially dilutive shares were included in the computation of diluted net income per share for the three months ended March 31, 2003. For the three months ended March 31, 2002, no options were included in the computation of diluted net loss per share as their effect would be antidilutive.

At March 31, 2003, warrants to purchase 8,544,870 shares of common stock at a weighted average exercise price of $2.48 were not included in the computation of diluted net income per share because the exercise prices were above the average market price of $1.68. For the three months ended March 31, 2002, no warrants were included in the computation of diluted loss per share as their effect would be antidilutive.

8. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, and are as follows for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$1,757	$(132,148)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(367)	(351)

Pro forma	$1,390	$(132,499)

Basic earnings (loss) per share of common stock:
As reported	$0.02	$(1.87)
Pro forma	$0.02	$(1.87)

Diluted earnings (loss) per share of common stock:
As reported	$0.02	$(1.87)
Pro forma	$0.02	$(1.87)

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002, respectively; risk-free interest rates of 3.0% and 4.3%; a dividend yield of 0%; expected life of five years; and volatility factors of the expected market price of the Company’s common stock of 79% and 106%.

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

	Three months ended March 31, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,877	$779	$—	$15,656
Operating income	$1,895	$74	$—	$1,969
Total assets	$129,875	$2,847	$(37,843)	$94,879

	Three months ended March 31, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,119	$878	$—	$14,997
Operating loss	$(127)	$(265)	$—	$(392)
Impairment loss	$(131,291)	$—	$—	$(131,291)
Total assets	$132,342	$2,968	$(34,174)	$101,136

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Results of Operations

Revenues. Revenues for the three months ended March 31, 2003 increased $0.7 million, or 4%, primarily due to an 11% increase in advertising distribution revenues at Digital Generation Systems, Inc. (“DGS division”), which was driven by increased delivery volumes with new and existing customers. This increase was offset by declines in product sales at StarGuide Digital Networks, Inc. (“StarGuide division”). Furthermore, the Company recently received notice from one of its largest customers of its intention to transition services to another provider over the next several months. Such customer transitions are customary and in the normal course of business. The Company believes its new business development efforts will largely offset this transition during 2003.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $0.9 million, or 10%, for the three months ended March 31, 2003 primarily due to revenue declines at the StarGuide division and continued cost reductions implemented during 2003.

Sales and Marketing. Sales and marketing expense decreased $0.1 million, or 11%, for the three months ended March 31, 2003 primarily due to reduced spending on the Company’s CoolCast marketing activities from the same prior year period and headcount and cost reductions.

Research and Development. Research and development expense for the three months ended March 31, 2003 was consistent with the corresponding prior year period.

General and Administrative and Restructuring Charges. General and administrative expenses for the three months ended March 31, 2003 were consistent with the same prior year period. During the first quarter 2002 the

Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represented employee termination costs, lease obligations and the write-down of certain leasehold improvements.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million for the three months ended March 31, 2003. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill at January 1, 2002. In accordance with SFAS No. 142, the Company tested goodwill for impairment, and as a result recorded an impairment charge of approximately $131.3 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense. Interest and other expense decreased $0.3 million for the three months ended March 31, 2003, as compared to the corresponding prior year period, due to repayments on long-term debt and capital leases.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the three months ended March 31, 2003 was $1.8 million compared to net cash used by operating activities of $0.3 million for the three months ended March 31, 2002. The increase of $2.1 million in net cash provided by operating activities is primarily due to increased revenues and continued costs reductions during 2003.

The Company purchased equipment and made capital additions of $0.4 million during the three months ended March 31, 2003 versus $0.1 million in capital expenditures for the three months ended March 31, 2002. Net principal payments on long term debt and capital leases was $1.7 million for the three months ended March 31, 2003 versus $0.4 million for the three months ended March 31, 2002.

At March 31, 2003, the Company’s current sources of liquidity included cash and cash equivalents of $2.5 million. During June 2001, the Company signed a long-term credit agreement that included a term loan of $12.5 million and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance. Approximately $4.5 million was outstanding under the revolving credit facility at March 31, 2003 and an additional $2.5 million was available for borrowing. Under the long-term credit agreement, as amended on June 14, 2002, the Company was required to maintain minimum EBITDA, defined as the sum of consolidated net income plus depreciation, amortization, taxes, interest expense, and other non-cash charges, non-recurring charges and extraordinary charges specifically identified as such as a separate line item on the income statement. In addition, the Company was required to maintain certain leverage ratios and current ratios on a quarterly basis, and was subject to limitations on capital expenditures for a rolling twelve-month period and capital lease borrowings on an annual basis. During the quarter ended March 31, 2003, the Company was in compliance with these covenants.

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the new long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The provisions of SFAS No. 143 did not have any impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”and SFAS

No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”and amends SFAS No. 13, “Accounting for Leases”. This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, is used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s financial position and had no impact on the Company’s consolidated statements of operations for the periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company’s financial position and had no impact on the Company’s consolidated statements of operations for the periods presented.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 8 to the condensed consolidated financial statements included in this quarterly report.

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

On April 22, 2002, Williams filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. StarGuide’s claims against Williams were stayed by virtue of Williams’ filing for Chapter 11 protection. WCL did not file for Chapter 11 protection. Williams emerged from Chapter 11 proceedings on October 15, 2002 as its court approved Plan of the Reorganization became effective. On June 2, 2002, the Court denied Williams’ motion for summary judgment of non-infringement. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed.

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

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that was issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed. This lawsuit has been consolidated with the lawsuit filed by StarGuide on October 12, 2001. On November 5, 2002, the Court entered a stay in the case to allow the parties time to engage in settlement negotiations. On March 20, 2003, the Court lifted the stay and the parties resumed discovery activities and litigation of the case. On May 6, 2003, Williams and WCL filed motions to compel discovery. On May 6, 2003, Williams and WCL also filed a motion for summary judgment of invalidity of certain claims of the patients-in-suit. The Company believes the claim of invalidity is meritless and will vigorously oppose the motion.

On May 17, 2002, WCL filed a petition in the District Court of Tulsa County in the State of Oklahoma against the Company, asserting causes of action for unfair trade competition, interference with contract, violation of the Oklahoma Deceptive Trade Practices Act, and disparagement of property and trade libel. WCL has requested permanent injunctive relief, damages, punitive damages and costs and expenses. On July 1, 2002, DGS answered the petition, denying the material allegations of the petition. A case scheduling conference is scheduled for May 27, 2003. The parties are now engaged in discovery. The Company believes the allegations of the petition are without merit and intends to defend itself vigorously against WCL’s claims.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: May 15, 2003	By	/S/ OMAR A. CHOUCAIR
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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ MATTHEW E. DEVINE
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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer