Form 10-Q
period 2003-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2003-08-14
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of July 31, 2003: 71,272,092

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K filed on March 27, 2003, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2003	December 31, 2002
Assets	(unaudited)
CURRENT ASSETS:
Cash	$3,494	$2,527
Accounts receivable, net of allowance for doubtful accounts of $801 at June 30, 2003 and $1,114 at December 31, 2002	10,966	12,971
Inventories	2,107	2,195
Other current assets	969	605

Total current assets	17,536	18,298

Property and equipment, net	11,112	12,757
Goodwill, net	54,097	54,097
Intangible and other assets, net	11,244	12,605

TOTAL ASSETS	$93,989	$97,757

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,172	$4,362
Accrued liabilities	4,260	4,915

Deferred revenue	3,283	3,314
Current portion of long-term debt and capital leases	3,311	5,469

Total current liabilities	13,026	18,060

Deferred revenue	3,503	5,145
Long-term debt and capital leases	4,000	4,548

TOTAL LIABILITIES	20,530	27,753

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000,000 shares; Outstanding – 71,069,106 shares at June 30, 2003 and 70,810,696 shares at December 31, 2002	72	72
Additional paid-in capital	266,312	265,928
Accumulated deficit	(192,719)	(195,790)
Receivables from issuance of common stock	(105)	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	73,459	70,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,989	$97,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Audio and video content distribution	$12,461	$13,387	$25,631	$25,236
Product sales	1,661	1,444	3,284	3,645
Other	1,172	1,208	2,035	2,155

Total revenues	15,294	16,039	30,950	31,036

Cost of revenues:
Audio and video content distribution	6,057	6,464	12,507	13,088
Product sales	1,027	825	1,925	2,111
Other	335	701	751	1,422

Total cost of revenues	7,419	7,990	15,183	16,621

Operating expenses:
Sales and marketing	1,213	1,401	2,370	2,699
Research and development	907	848	1,844	1,882
General and administrative	1,573	2,446	3,566	4,460
Restructuring charges	—	—	—	771
Depreciation and amortization	2,545	1,758	4,382	3,399

Total operating expenses	13,657	14,443	27,345	29,832

Income from operations	1,637	1,596	3,605	1,204

Other (income) expense:
Interest income and other (income) expense, net	104	(3)	99	(10)
Interest expense	219	423	437	895

Net income before cumulative effect of change in accounting principle	1,314	1,176	3,069	319
Cumulative effect of change in accounting principle	—	—	—	(131,291)

Net income (loss)	$1,314	$1,176	$3,069	$(130,972)

Basic net income per common share before cumulative effect of change in accounting principle	$0.02	$0.02	$0.04	$0.00

Diluted net income per common share before cumulative effect of change in accounting principle	$0.02	$0.02	$0.04	$0.00

Basic net income (loss) per common share	$0.02	$0.02	$0.04	$(1.85)

Diluted net income (loss) per common share	$0.02	$0.02	$0.04	$(1.85)

Basic weighted average common shares outstanding	70,996	70,794	70,910	70,789

Diluted weighted average common shares outstanding	76,069	70,851	74,616	70,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(195,790)	$70,004
Exercise of stock options	139	—	—	—	250	—	—	250
Net income	—	—	—	—	—	—	1,757	1,757

Balance at March 31, 2003	70,973	$72	(23)	$(101)	$266,178	$(105)	$(194,033)	$72,011
Exercise of stock options	110	—	—	—	126	—	—	126
Issuance of common stock under employee stock purchase plan	9	—	—	—	8	—	—	8
Net income	—	—	—	—	—	—	1,314	1,314

Balance at June 30, 2003	71,092	$72	(23)	$(101)	$266,312	$(105)	$(192,719)	$73,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,069	$(130,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,290	2,644
Amortization of intangible and other assets	2,092	755
Impairment of goodwill	—	131,291
Provision for doubtful accounts	(17)	418
Changes in operating assets and liabilities:
Accounts receivable	2,022	914
Prepaid expenses and other assets	(447)	(596)
Accounts payable and accrued liabilities	(2,845)	(1,192)
Deferred revenue, net	(1,673)	(1,634)

Net cash provided by operating activities	4,491	1,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(645)	(279)

Net cash used in investing activities	(645)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	384	14
Payment of debt issuance costs	(557)	(111)
Proceeds from line of credit and long-term debt	9,000	2,500
Payments on line of credit and long-term debt	(11,706)	(4,809)

Net cash used in financing activities	(2,879)	(2,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	967	(1,057)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,527	2,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,494	$1,667

Supplemental Cash Flow Information:
Cash paid for interest	$263	$595
Cash paid for income taxes	$70	$—

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

2. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,314	$1,176	$3,069	$(130,972)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(42)	(244)	(422)	(581)

Pro forma	$1,272	$932	$2,647	$(131,553)

Basic earnings per share of common stock:
As reported	$0.02	$0.02	$0.04	$(1.85)
Pro forma	$0.02	$0.01	$0.04	$(1.86)

Diluted earnings per share of common stock:
As reported	$0.02	$0.02	$0.04	$(1.85)
Pro forma	$0.02	$0.01	$0.04	$(1.86)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk free interest rate	2.44%	4.49%	2.91%	4.37%
Expected term (years)	3.5	3.6	3.6	3.5
Volatility	70%	97%	77%	103%
Expected annual dividends	None	None	None	None

3. INVENTORIES

Inventories as of June 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$742	$724
Work-in-process	718	677
Finished Goods	647	794

	$2,107	$2,195

4. PROPERTY AND EQUIPMENT

During the three months ended June 30, 2003, the Company increased its estimate of the useful lives of its network equipment from 5 to 7 years. This change had the effect of decreasing depreciation expense and increasing net income for the three and six months ended June 30, 2003 by $0.3 million, and had no impact on earnings per share. The increase in estimated useful lives was based on the Company’s planned usage of such equipment.

5. OTHER ASSETS

Prior to June 30, 2003, the Company had deferred legal expenses of approximately $1.3 million related to the defense of certain patents. The Company settled one case. As a result of the settlement, the Company recorded $1.0 million in amortization expense during the three months ended June 30, 2003.

6. LONG-TERM DEBT AND CAPITAL LEASES

On May 5, 2003, the Company signed a new long-term credit agreement with its current lenders that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. There were no amounts outstanding under the revolving credit facility at June 30, 2003 and $6.8 million was available for borrowing. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended June 30, 2003. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement

On July 3, 2003, the Company executed an amendment to its long-term credit agreement that added a new lender to the facility and increased the revolving credit facility by $7.5 million to $32 million.

7. INCOME TAXES

There was no income tax expense (benefit) for the three or six months ended June 30, 2003 and June 30, 2002 due to the existence of net operating losses and a full valuation allowance recorded for related deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a valuation allowance for the amount of net deferred tax assets as of June 30, 2003 and June 30, 2002.

8. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic:
Net income (loss)	$1,314	$1,176	$3,069	$(130,972)
Weighted average shares outstanding	70,996	70,794	70,910	70,789

Basic net income (loss) per share	$0.02	$0.02	$0.04	$(1.85)

Diluted:
Net income (loss)	$1,314	$1,176	$3,069	$(130,972)

Weighted average shares outstanding	70,996	70,794	70,910	70,789

Add: Net effect of potentially dilutive shares	5,073	57	3,706	—

Diluted weighted average shares outstanding	76,069	70,851	74,616	70,789

Diluted net income (loss) per share	$0.02	$0.02	$0.04	$(1.85)

For the three months ended June 30, 2003, 2,661,402 options with a weighted average exercise price of $4.35 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.87. As a result, 7,194,072 shares were excluded from the computation of diluted net income per share. At June 30, 2002, 8,127,054 options with a weighted average exercise price of $2.70 per share and warrants to purchase 8,432,370 shares of common stock at a weighted average price of $2.41 per share had exercise prices above the average market price of $1.00 for the three months ended June 30, 2002. As a result, 16,559,424 shares were excluded in the computation of diluted net income per share.

For the six months ended June 30, 2003, 2,935,402 options with a weighted average exercise price of $4.19 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.28. As a result, 7,468,072 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2003. For the six months ended June 30, 2002, no options were included in the computation of diluted net loss per share as their effect would be antidilutive.

9. SEGMENT INFORMATION

The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and other, which includes transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,724	$570	$—	$15,294

Operating income (loss)	$1,737	$(100)	$—	$1,637

Total assets	$130,781	$3,091	$(39,883)	$93,989

	Three months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,974	$1,065	$—	$16,039

Operating income (loss)	$1,785	$(189)	$—	$1,596

Total assets	$131,615	$3,120	$(35,371)	$99,364

	Six months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,601	$1,349	$—	$30,950

Operating income (loss)	$3,630	$(25)	$—	$3,605

Total assets	$130,781	$3,091	$(39,883)	$93,989

	Six months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,093	$1,943	$—	$31,036

Operating income (loss)	$1,984	$(780)	$—	$1,204

Impairment loss	$(131,291)	$—	$—	$(131,291)

Total assets	$131,615	$3,120	$(35,371)	$99,364

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Results of Operations

Revenues. Revenues for the three months ended June 30, 2003 decreased $0.7 million, or 5%. The decrease was due to a $0.9 million, or 7%, decrease in advertising distribution revenues at Digital Generation Systems, Inc. (“DGS”), which reflects softening in the advertising market. Product sales increased $0.2 million, or 15% at StarGuide Digital Networks, Inc. (“StarGuide”) due to successful settlement of a patent defense case. For the six months ended June 30, 2003, revenues remained consistent with the prior year.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $0.6 million, or 7%, for the three months ended June 30, 2003 primarily due to revenue declines. For the six months ended June 30, 2003, cost of revenues decreased $1.4 million, or 9%, from prior year, primarily due to continued cost reductions in 2003.

Sales and Marketing. Sales and marketing expense decreased $0.2 million, or 13%, for the three months ended June 30, 2003 primarily due to reduced spending on the Company’s CoolCast marketing activities from the same prior year period. For the six months ended June 30, 2003, sales and marketing expense decreased $0.3 million, or 12%.

Research and Development. Research and development expense increased $0.1 million, or 7%, for the three months ended June 30, 2003 due to an increase in personnel related costs. For the six months ended June 30, 2003, research and development expense was consistent with the prior year.

General and Administrative and Restructuring Charges. General and administrative expenses for the three months ended June 30, 2003 decreased $0.9 million, or 36% from prior year due to a decrease in the Company’s provision for bad debts as a result of improvements in accounts receivable collection efforts as well as savings from continued cost reductions. For the six months ended June 30, 2003, general and administrative expenses decreased $0.9 million, or 20%, from prior year due to continued cost reductions in 2003. During the first quarter 2002, the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represented employee termination costs, lease obligations and the write-down of certain leasehold improvements.

Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 45%, for the three months ended June 30, 2003 due to amortization recorded as a result of the successful settlement of a patent defense case, the cost for which had been capitalized. For the six months ended June 30, 2003, depreciation and amortization expense increased by $1.0 million or 29%. During the six months ended June 30, 2003, the Company recorded approximately $1.1 million in amortization expense for the previously capitalized patent defense costs.

Interest and Other Expense. Interest and other expense decreased $0.5 million for the six months ended June 30, 2003, as compared to the corresponding prior year period, due to repayments on long-term debt and capital leases.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2003 was $4.5 million compared to $1.6 million for the six months ended June 30, 2002. The increase of $2.9 million in net cash provided by operating activities is due to increased collections of accounts receivable and continued cost reductions during 2003.

The Company purchased equipment and made capital additions of $0.6 million during the six months ended June 30, 2003 versus $0.3 million in capital expenditures for the six months ended June 30, 2002. Net principal payments on long term debt and capital leases was $2.7 million for the six months ended June 30, 2003 versus $2.3million for the six months ended June 30, 2002.

At June 30, 2003, the Company’s current sources of liquidity included cash and cash equivalents of $3.5 million.

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. There were no amounts outstanding under the revolving credit facility at June 30, 2003 and $6.8 million was available for borrowing. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended June 30, 2003. The Company pays interest on borrowings at a variable rate.

On July 3, 2003, the Company signed an amendment to its long-term credit agreement that added a new lender to the facility and increased the revolving credit facility by $7.5 million to $32 million.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The provisions of SFAS No. 143 did not have any impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 did not have any impact on the Company’s financial position or consolidated statements of operations for the periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have any impact on the Company’s financial position or consolidated statements of operations for the periods presented.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 2 to the condensed consolidated financial statements included in this quarterly report.

On May 15, 2003, the Financial Accounting Standards Board issued Statement (“FASB”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. At this time, management estimates that the adoption of SFAS 150 will not have any impact on the Company’s financial position or results of operations.

On November 21, 2002, the EITF reached a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements.” EITF 00-21 provides guidance on (a) how arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and (c) how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 also requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements. The guidance of EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, EITF 00-21’s guidance may be accounted for and reported as a cumulative-effect adjustment. The Company does not expect that applying the guidance of EITF 00-21 to its multiple element arrangements will have a material impact on its financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides some services to entities located outside of the United States of America and, therefore, is subject to the risk that the applicable exchange rates will adversely impact the Company’s results of operations. The Company believes this risk to be immaterial to the Company’s results of operations.

Item 4. CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principle executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On April 22, 2002, Williams filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. StarGuide’s claims against Williams were stayed by virtue of Williams’ filing for Chapter 11 protection. WCL did not file for Chapter 11 protection. Williams emerged from Chapter 11 proceedings on October 15, 2002 as its court-approved Plan of Reorganization became effective. On April 30, 2002, the Nevada Court granted StarGuide’s motion to add WCL as a party defendant. On June 2, 2002, the Court denied Williams’ motion for summary judgment of non-infringement. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed.

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

On June 25, 2002, StarGuide filed a second lawsuit against WCL, asserting infringement of a patent that was issued to StarGuide after the first lawsuit was filed. StarGuide has requested preliminary and permanent injunctive relief, damages, trebling of damages and costs and expenses. On July 16, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patent is invalid and not infringed. This lawsuit was consolidated with the lawsuit filed by StarGuide on October 12, 2001.

On July 28, 2003, StarGuide, DGS, Williams and WCL reached a confidential settlement resolving the patent litigation and the lawsuit filed by WCL in Oklahoma. Both lawsuits will be dismissed as part of the settlement.

On May 17, 2002, WCL filed a petition in the District Court of Tulsa County in the State of Oklahoma against the Company, asserting causes of action for unfair trade competition, interference with contract, violation of the Oklahoma Deceptive Trade Practices Act, and disparagement of property and trade libel. WCL has requested permanent injunctive relief, damages, punitive damages and costs and expenses. On July 1, 2002, DGS answered the petition, denying the material allegations of the petition. As described above, on July 28, 2003, the parties reached a confidential settlement resolving this lawsuit. This lawsuit will be dismissed as part of the settlement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

Current Report on Form 8-K dated August 11, 2003, furnishing its press release regarding its results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: August 14, 2003	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)