Form 10-K/A
period 2002-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2003-11-19
CIK 934448

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

Purpose of Amendment

The purpose for this Amendment No. 2 to the Company’s Annual Report on Form 10-K is to restate income tax expense for fiscal 2002 in the Company’s financial statements by recording reductions in the Company’s valuation allowance for deferred tax assets as a reduction of goodwill rather than as a deferred tax benefit. This Amendment No. 2 reflects only the revisions necessary for such restatement. However, for the reader’s convenience, the Company has restated the entire Form 10-K, including Items 10, 11, 12 and 13 which were included in Amendment No. 1. Item 1, 2, 3, 4, 4A, 5, 7A, 9, 10, 11, 12, 13, and 14 remain unchanged from the original filing and Amendment No. 1

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other United States Securities and Exchange Commission filings.

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

Statement of Operations:

	For the years ended December 31,
	2002	2001	2000	1999	1998
	As Restated(1)	(in thousands, except per share amounts)
Revenues	$66,294	$70,700	$14,419	$13,068	$11,819

Costs and expenses
Cost of revenues	33,328	37,413	9,802	8,128	8,137
Sales and marketing	5,005	5,615	2,742	3,209	2,965
Research and development	3,941	4,604	3,111	3,383	2,547
General and administrative expenses:
Noncash stock award charges	—	—	19,630	—	—
Other	9,642	12,187	5,330	3,087	2,878
Restructuring charges	771	791	—	—	—
Depreciation and amortization	7,390	17,065	824	973	1,267

Total expenses	60,077	77,675	41,439	18,780	17,794

Income (loss) from operations	$6,217	$(6,975)	$(27,020)	$(5,712)	$(5,975)
Other (income) expense
Interest and other (income) expense, net	1,520	2,054	(279)	258	593
Equity in losses of joint venture	—	—	1,125	3,030	2,282

Net income (loss) before income taxes and cumulative effect of change in accounting principle	4,697	(9,029)	(27,866)	(9,000)	(8,850)
Provision for income taxes	1,848	—	—	—	—

Net income (loss) before cumulative effect of change in accounting principle	2,849	(9,029)	(27,866)	(9,000)	(8,850)
Cumulative effect of change in accounting principle	(130,234)	—	—	—	—

Net loss	$(127,385)	$(9,029)	$(27,866)	$(9,000)	$(8,850)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.04	$(0.13)	$(0.68)	$(0.23)	$(0.27)

Basic and diluted net loss per common share	$(1.80)	$(0.13)	$(0.68)	$(0.23)	$(0.27)

Weighted average common shares outstanding
Basic	70,718	70,443	40,912	39,183	33,372

Diluted	70,807	70,443	40,912	39,183	33,372

(1)	Restated to reflect income tax expense of $1.8 million and a reduction in the cumulative effect of accounting change of $1.1 million.

Balance Sheet Data

	December 31,
	2002	2001	2000	1999	1998
	As Restated(1)
Cash and cash equivalents	$2,527	$2,724	$2,891	$2,145	$1,876
Working capital	477	(1,011)	918	3,259	(1,691)
Property and equipment, net	12,757	16,535	870	725	959
Total assets	97,205	235,800	11,102	14,062	7,847
Long-term debt, excluding current portion	4,548	9,496	—	5,000	5,586
Shareholders’ equity (deficit)	69,213	196,682	(11,498)	(14,675)	(5,982)

(1)	Restated to reflect income tax expense of $1.8 million and a reduction in the cumulative effect of accounting change of $1.1 million.

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

Restatement of Financial Information

In accordance with SFAS No. 109, during 2002, the Company should have recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than as a deferred tax benefit. Consequently, income tax expense of $0.8 million should have been recorded during fiscal 2002.

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company reclassified approximately $3 million of intangible assets with indefinite useful lives to goodwill. The Company should have reclassified the deferred tax liability related to such assets of approximately $1.1 million to goodwill as well. Such reclassification would have required an increase in the deferred tax asset valuation allowance of approximately $1.1 million, which should have been recorded as additional income tax expense.

Had the $1.1 million deferred tax liability been recorded as a reduction in goodwill, the cumulative effect of adopting SFAS No. 142 would have been reduced by approximately $1.1 million. See Note 21 in the accompanying financial statements for further discussion.

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

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. The Company recorded approximately $9.5 million of goodwill amortization during 2001. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company’s reporting units, the Company is required to compare and contrast the aggregate fair values for all reporting units with the Company’s average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company completed its impairment review during the first quarter of 2002 and recorded an impairment of approximately $130.2 million, which is reported as a cumulative effect of change in accounting principle.

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

Depreciation and Amortization. Depreciation and amortization decreased $9.7 million for the year ended December 31, 2002, as compared to the prior year, primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill beginning January 1, 2002. During the year ended December 31, 2001, the Company recorded approximately $9.5 million in goodwill amortization expense. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $130.2 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense. Interest and other expense decreased $0.5 million for the year ended December 31, 2002, as compared to the prior year, due to lower average outstanding long-term debt and capital lease obligations.

Income tax expense. The Company’s effective income tax rate was approximately 39% for 2002, which differed from the statutory rate of 34%, primarily due to state income taxes. For fiscal 2001, the Company’s book loss was offset by goodwill amortization resulting in no income tax expense in fiscal 2001.

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

The table below summarizes the Company’s contractual obligations (in thousands):

Contractual Obligation	Total	Payments Due by Period

		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,000	5,000	—	—	—
Line of Credit	4,500	—	4,500	—	—
Capital Leases	531	482	49	—	—
Operating Leases	6,056	2,254	3,023	779	—
Unconditional Purchase Obligations	6,000	2,000	4,000	—	—

Total Contractual Cash Obligations	$22,087	9,736	11,572	779	—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2. FINANCIAL STATEMENT SCHEDULES

II—Valuation and Qualifying Accounts	S-1

3. EXHIBITS

Exhibit Number		Exhibit Title

3.1	(a)	Certificate of Incorporation of registrant.

3.2	(a)	Bylaws of registrant, as amended to date.

4.1	(b)	Form of Common Stock Certificate.

10.1	(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2	(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3	(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4	(b)	Form of Restricted Stock Agreement. *

10.5	(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6	(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7	(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8	(d)	Digital Generation Systems, Inc. Supplemental Stock Option Plan. *

10.9	(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10	(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders

10.11	(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12	(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13	(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14	(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

Exhibit Number		Exhibit Title

10.15	(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16	(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

10.17	(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18	(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

10.19	(i)	Credit agreement, dated as of June 1, 2001 between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.20	(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

21.1	(a)	Subsidiaries of the Registrant.

23.1	**	Consent of KPMG LLP.

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications

32.1	**	Section 1350 Certifications

(a)	Previously filed.

(b)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203).

(c)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed November 13, 1996.

(e)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

(f)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-3 filed on December 31, 1998.

(g)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 29, 1999.

(h)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed May 11, 2000.

(i)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001

(j)	Previously filed. The registrant has requested confidential treatment with respect to certain portions of this exhibit.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(b)	Reports on Form 8-K

Not applicable.

(c)	Exhibits

See Item 15 (a) (3) above.

(d)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: November 19, 2003	By:	/S/ MATTHEW E. DEVINE
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

Signature	Title	Date

* Scott K. Ginsburg	Chairman of the Board and Director	November 19, 2003

/s/ MATTHEW E. DEVINE Matthew E. Devine	Chief Executive Officer and Director	November 19, 2003

/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	November 19, 2003

* David M. Kantor	Director	November 19, 2003

* Lawrence D. Lenihan, Jr.	Director	November 19, 2003

* Cappy McGarr	Director	November 19, 2003

* Robert J. Schlegel	Director	November 19, 2003

* Kevin C. Howe	Director	November 19, 2003

*/s/ MATTHEW E. DEVINE Matthew E. Devine, as Attorney-in-Fact

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

As discussed in Note 21 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2002, have been restated.

KPMG LLP

Dallas, Texas

February 12, 2003 (except for the

matter discussed in Note 21,

as to which the date is

November 18, 2003)

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2002	December 31, 2001
	As Restated
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,527	$2,724
Accounts receivable (less allowance for doubtful accounts of $1,114 in 2002 and $2,883 in 2001)	12,971	13,842
Inventories	2,195	2,063
Deferred income taxes	239	343
Other current assets	605	868

Total current assets	18,537	19,840

Property and equipment, net	12,757	16,535
Goodwill, net	53,306	183,228
Intangible and other assets, net	12,605	16,197

TOTAL ASSETS	$97,205	$235,800

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$4,362	$5,733
Accrued liabilities	4,915	4,509
Deferred revenue, net	3,314	3,315
Current portion of long-term debt and capital leases	5,469	7,294

Total current liabilities	18,060	20,851

Deferred revenue, net	5,145	8,428
Long-term debt and capital leases, net of current portion	4,548	9,496
Deferred income taxes	239	343

TOTAL LIABILITIES	27,992	39,118

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized 200,000 shares at December 31, 2002; 70,834 issued and 70,811 outstanding at December 31, 2002 and 70,807 issued and 70,784 outstanding at December 31, 2001	72	72
Additional paid-in capital	265,928	266,000
Accumulated deficit	(196,581)	(69,196)
Receivables from issuance of common stock	(105)	(93)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	69,213	196,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,205	$235,800

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For years ended December 31,
	2002	2001	2000
	As Restated
Revenues:
Audio and video content distribution	$53,144	$50,447	$—
Product sales	8,045	13,875	6,117
Other	5,105	6,378	8,302

Total revenues	66,294	70,700	14,419

Cost of revenues:
Audio and video content distribution	26,336	27,762	—
Product sales	4,673	5,392	3,701
Other	2,319	4,259	6,101

Total cost of revenues	33,328	37,413	9,802

Operating expenses:
Sales and marketing	5,005	5,615	2,742
Research and development	3,941	4,604	3,111
General and administrative expenses:
Noncash stock award charges	—	—	19,630
Other	9,642	12,187	5,330
Restructuring charges	771	791	—
Depreciation and amortization	7,390	17,065	824

Total operating expenses	60,077	77,675	41,439

Income (loss) from operations	$6,217	$(6,975)	$(27,020)
Other (income) expense:
Interest and other (income) expense, net	(20)	282	(300)
Interest expense	1,540	1,772	21
Equity in losses of joint venture	—	—	1,125

Net income (loss) before income taxes and cumulative effect of change in accounting principle	$4,697	$(9,029)	$(27,866)
Provision for income taxes	1,848	—	—

Net income (loss) before cumulative effect of change in accounting principle	2,849	(9,029)	(27,866)

Cumulative effect of change in accounting principle	(130,234)	—	—

Net loss	$(127,385)	$(9,029)	$(27,866)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.04	$(0.13)	$(0.68)

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.04	$(0.13)	$(0.68)

Basic net loss per common share	$(1.80)	$(0.13)	$(0.68)

Diluted net loss per common share	$(1.80)	$(0.13)	$(0.68)

Basic weighted average common shares outstanding	70,718	70,443	40,912

Diluted weighted average common shares outstanding	70,807	70,443	40,912

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	39,525	$40	(139)	$(270)	$17,855	$—	$(32,301)	$(14,676)

Issuance of common stock	2,110	2	—	—	12,083	—	—	12,085
Exercise of stock options	25	—	—	—	30	—	—	30
Purchase of treasury stock	—	—	(324)	(701)	—	—	—	(701)
Issuance of common stock warrants and options	—	—	—	—	19,630	—	—	19,630
Net loss	—	—	—	—	—	—	(27,866)	(27,866)

Balance at December 31, 2000	41,660	42	(463)	(971)	49,598	—	(60,167)	(11,498)

Shares issued to effect DGS/StarGuide merger	27,796	28	440	870	211,591	(93)	—	212,396
Musicam Express acquisition	693	1	—	—	3,999	—	—	4,000
Exercise of stock options	611	1	—	—	367	—	—	368
Issuance of common stock under employee stock purchase plan	47	—	—	—	74	—	—	74
Noncash stock compensation	—	—	—	—	371	—	—	371
Net loss	—	—	—	—	—	—	(9,029)	(9,029)

Balance at December 31, 2001	70,807	$72	(23)	$(101)	$266,000	$(93)	$(69,196)	$196,682

Exercise of stock options	1	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	—	—	21	—	—	21
Note receivable issued to employee for exercise of stock options	—	—	—	—	—	(105)	—	(105)
Collection of note receivable from former employee	—	—	—	—	(93)	93	—	—
Net loss, as restated	—	—	—	—	—	—	(127,385)	(127,385)

Balance at December 31, 2002, as restated	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
	As Restated
Cash flows from operating activities:
Net loss	$(127,385)	$(9,029)	$(27,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,312	4,550	824
Amortization of goodwill and other intangibles	2,078	12,515	—
Impairment of goodwill	130,234	—	—
Noncash stock award charges	—	371	19,630
Provision for income taxes	1,848	—	—
Provision for doubtful accounts	715	1,954	531
Equity in losses of joint venture	—	—	1,125
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	156	301	4,042
Inventories	(68)	46	(140)
Other assets	(1,910)	1,033	(888)
Accounts payable and accrued liabilities	(201)	(3,214)	(1,025)
Deferred revenue, net	(3,284)	(3,593)	165

Net cash provided by (used in) operating activities	7,495	4,934	(3,602)

Cash flows from investing activities:
Purchases of property and equipment	(723)	(3,219)	(664)
Acquisitions, net of cash acquired	—	(768)	—
Investment in and advances to joint venture	—	—	(749)
Loan to employee for issuance of common stock	(105)	—	—

Net cash used in investing activities	(828)	(3,987)	(1,413)

Cash flows from financing activities:
Proceeds from issuance of common stock	21	442	12,115
Payments to acquire financing	(112)	(977)	—
Borrowings under long-term debt	6,500	40,864	—
Payments on long-term debt	(13,273)	(41,443)	(5,653)
Purchase of treasury stock	—	—	(701)

Net cash provided by (used in) financing activities	(6,864)	(1,114)	5,761

Net increase (decrease) in cash and cash equivalents	(197)	(167)	746
Cash and cash equivalents at beginning of year	2,724	2,891	2,145

Cash and cash equivalents at end of year	$2,527	$2,724	$2,891

Interest paid	$1,181	$928	$21

Noncash financing activities:
Property and equipment acquired through capital lease	$—	$1,569	$—

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

	2002	2001	2000
	As Restated
Net loss:
As reported	$(127,385)	$(9,029)	$(27,866)
Stock-based employee compensation cost included in reported net income, net of related tax effects	—	156	18,784
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,456)	(3,296)	(24,665)

Pro forma	$(128,841)	$(12,169)	$(33,747)

Basic earnings per share of common stock:
As reported	$(1.80)	$(0.13)	$(0.68)
Pro forma	$(1.82)	$(0.17)	$(0.82)

Diluted earnings per share of common stock:
As reported	$(1.80)	$(0.13)	$(0.68)
Pro forma	$(1.82)	$(0.17)	$(0.82)

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

3. Acquisitions:

During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company’s common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration of $217.2 million included $212.6 million related to the fair value of the Company’s common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. During the third quarter of 2002, the Company recorded certain adjustments to the original purchase price allocation related to the components of property and equipment. The net impact of these adjustments was insignificant to the Company’s results of operations and financial position for all periods subsequent to the acquisition. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the year ended December 31, 2001. For the year ended December 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” with $130.2 million being recorded as a change in accounting principle.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible and Other Assets:

Other assets as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001
Brand name	$8,804	$8,804
Employee workforce	—	4,174
Customer relationships	3,044	3,044
Other assets	4,685	3,415

	16,533	19,437
Less: accumulated amortization	(3,928)	(3,240)

	$12,605	$16,197

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

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company identified two reporting units, as defined in SFAS No. 142, with goodwill, a Services unit and a Products unit, which are included in the Audio and Video Content Distribution Segment. The Company recorded goodwill impairment of $130.2 million in the Services reporting unit, or $1.84 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The assessment was performed primarily due to changes in the economy and the decline in our stock price since the valuation date of the shares issued in the DG/StarGuide merger. The fair value of the Services reporting unit was determined by estimating the present value of future cash flows expected to be generated by this reporting unit.

The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and earnings (loss) per share before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
	As Restated
Reported net income (loss)	$(127,385)	$(9,029)	$(27,866)
Goodwill amortization	—	9,545	—
Employee workforce amortization	—	1,391	—

Adjusted net income	$(127,385)	$1,907	$(27,866)

Reported basic and diluted earnings (loss) per share	$(1.80)	$(0.13)	$(0.68)
Goodwill amortization per share	—	0.16	—

Adjusted basic and diluted earnings (loss) per share	$(1.80)	$0.03	$(0.68)

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill totaled $53.3 million at December 31, 2002 and $183.2 million at December 31, 2001. The changes in the carrying value of goodwill by segment for the twelve months ended December 30, 2002 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Other	Total
Balance as of December 31, 2001	$183,228	$—	$183,228
Reclassification of employee workforce	1,726	—	1,726
Final purchase price adjustments	(623)	—	(623)
Reversal of deferred tax valuation allowance	(791)	—	(791)
Impairment loss (as restated)	(130,234)	—	(130,234)
Balance at December 31, 2002 (as restated)	$53,306	$—	$53,306

Intangible assets as of December 31, 2002 and December 31, 2001 are as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2002
Customer relationships	3 years	$3,044	$(2,029)	$1,015
Brand name	20 years	8,804	(881)	7,923

		$11,848	$(2,910)	$8,938

December 31, 2001
Customer relationships	3 years	$3,044	$(1,015)	$2,029
Brand name	20 years	8,804	(440)	8,364
Employee workforce	3 years	4,174	(1,391)	2,783

		$16,022	$(2,846)	$13,176

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes:

Components of deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

Deferred Tax Assets	2002 As Restated	2001
Net operating loss carryforwards	$26,512	$28,032
Current temporary differences	2,063	2,171
Other	690	1,464

Total gross deferred tax assets	29,265	31,667
Less valuation allowance	(25,869)	(26,660)

Net deferred tax assets after valuation allowance	$3,396	$5,007

Deferred Tax Liabilities
Non-Deductible intangible assets	(3,396)	(5,007)

Net deferred tax assets	—	—

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s net income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

	2002	2001	2000
Expected tax expense (benefit)	$1,597	$(3,070)	$(9,474)
State income taxes, net of federal benefit	251	—	—
Non-deductible amortization of goodwill and other intangibles	—	3,070	—
Valuation allowance	—	—	9,474

	$1,848	$—	$—

The net operating losses (NOL) and research and development credit carryforwards of approximately $71.0 million and $0.2 million, respectively, will expire on various dates ranging from 2007 to 2020. Utilization of approximately $30.0 million of these carryforwards will be limited on an annual basis as a result of the merger, pursuant to Section 382 of the Internal Revenue Code.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences. Accordingly, a valuation allowance has been recorded for the deferred tax assets which exceed the Company’s deferred tax liabilities.

12. Employee Benefit Plan:

The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least 90 days of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2002 of $11,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants’ compensation. The Company made no contributions to the plan in 2002, 2001 or 2000.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s fixed plan stock options at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	8,055,828	$2.92	5,356,888	$1.75	5,254,109	1.68
Issued as a result of the merger	—	—	3,427,608	4.78	—	—
Granted	2,747,724	$1.15	1,811,500	3.22	329,308	2.39
Exercised	(500)	$0.30	(609,810)	1.26	(24,702)	1.21
Canceled	(1,752,551)	$2.38	(1,930,358)	3.93	(201,827)	1.17

Outstanding at end of the year	9,050,501	$2.49	8,055,828	$2.92	5,356,888	$1.75

Exercisable at end of the year	6,341,868	$2.79	6,090,862	$2.69	3,882,801	$1.60
Weighted average fair value of options granted		$0.76		$2.31		$3.31

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20—$ 2.65	5,985,034	5.59 years	$1.53	3,949,455	$1.74
$2.75—$5.00	1,465,509	4.71 years	$3.36	931,824	$3.41
$5.125—$10.125	1,599,958	3.72 years	$5.27	1,460,590	$5.26

$0.20—$10.125	9,050,501			6,341,869

As of December 31, 2002, there were 9,703,157 shares available for future grant under the stock option plans.

15. Commitments and Contingencies:

(a) Leases

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

At December 31, 2002, future minimum annual payments under capital leases and non-cancelable operating leases are as follows (in thousands):

Contractual Obligation	Total	Payments Due Per Period

		2003	2004	2005	2006	2007
Capital Leases	$531	482	49	—	—	—
Operating Leases	$6,056	2,254	1,745	1,278	779	—

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

A reconciliation of net loss per basic and diluted share for the three years ended December 31, 2002 follows (in thousands, except per share amounts):

	2002	2001	2000
	As Restated
Basic:
Net loss applicable to common shareholders	$(127,385)	$(9,029)	$(27,866)
Weighted average shares outstanding	70,718	70,443	40,912

Net loss per share	$(1.80)	$(0.13)	$(0.68)

Diluted:
Net loss applicable to common shareholders	$(127,385)	$(9,029)	$(27,866)

Weighted average shares outstanding	70,718	70,443	40,912
Add: Net effect of potentially dilutive shares	89	—	—

Total shares	70,807	70,443	40,912

Net loss per share	$(1.80)	$(0.13)	$(0.68)

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

18. Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$14,997	$16,039	$16,421	$18,837

Gross profit	6,366	8,049	8,223	10,328

Net income (loss) (restated)	(130,754)	713	717	1,939

Earnings per share (restated)	$(1.85)	$0.01	$0.01	$0.03

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$18,931	$18,588	$15,919	$17,262

Gross profit	8,904	8,964	7,071	8,348

Net loss	(1,430)	(2,867)	(2,459)	(2,273)

Earnings per share as reported	$(0.02)	$(0.04)	$(0.04)	$(0.03)

Earnings per share as adjusted (2)	$0.03	$(0.01)	$0.00	$0.01

(1)	Includes cumulative effect of implementation of FAS 142 of $130.2 million.
(2)	Adjusts reported loss per share before cumulative effect of change in accounting principle to exclude goodwill amortization.

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

	Year ended December 31, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$62,728	$3,566	$—	$66,294
Interest income	20	—	—	20
Interest expense	(1,539)	(1)	—	(1,540)
Depreciation and amortization expense	(7,375)	(15)	—	(7,390)
Impairment loss	(130,234)	—	—	(130,234)
Net income (loss), as restated	$(127,552)	$167	$—	$(127,385)

Purchases of property and equipment	$706	$17	$—	$723

Total assets (as restated)	$130,791	$3,027	$(36,613)	$97,205

	Year ended December 31, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$65,228	$5,472	$—	$70,700
Interest income	130	2	—	132
Interest expense	(1,772)	—	—	(1,772)
Depreciation and amortization expense	(16,984)	(81)	—	(17,065)
Net income (loss)	$(9,175)	$146	$—	$(9,029)

Purchases of property and equipment	$3,191	$28	$—	$3,219

Total assets	$244,207	$2,819	$(11,226)	$235,800

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2000
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$6,924	$7,539	$(44)	$14,419
Interest income	300	—	—	300
Interest expense	(11)	(10)	—	(21)
Depreciation expense	(763)	(61)	—	(824)
Equity in losses of joint venture	(1,125)	—	—	(1,125)
Noncash stock awards and charges	(19,630)	—	—	(19,630)
Net income (loss)	$(27,960)	$71	$23	$(27,866)

Investment in joint venture	$(2,586)	$—	$—	$(2,586)

Purchases of property and equipment	$647	$17	$—	$664

Total assets	$22,165	$3,123	$(14,186)	$11,102

(a)	Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Restatement of Financial Information

In accordance with SFAS No. 109, during 2002, the Company should have recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than as a deferred tax benefit. Consequently, income tax expense of $0.8 million should have been recorded during fiscal 2002.

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company reclassified approximately $3 million of intangible assets with indefinite useful lives to goodwill. The Company should have reclassified the deferred tax liability related to such assets of approximately $1.1 million to goodwill and recorded additional income tax expense of $1.1 million.

Had goodwill been reduced by the $1.1 million deferred tax liability, the cumulative effect of adopting SFAS No. 142 would have been reduced by approximately $1.1 million. The following table summarizes the accounts that have been restated as a result of the adjustments described above (in thousands):

	Year ended December 31, 2002
	As Reported	As Restated
Provision for Income Taxes	$—	$1,848

Net income before cumulative effect of change in accounting principle	4,697	2,849
Cumulative effect of change in accounting principle	(131,291)	(130,234)

Net Loss	$(126,594)	$(127,385)

Basic and diluted net income per common share before cumulative effect of change in accounting principle	$0.07	$0.04
Basic and diluted net loss per common share	$(1.79)	$(1.80)

	Three months ended March 31, 2002
	As Reported	As Restated
Provision (Benefit) for Income Taxes	$—	$(337)

Net loss before cumulative effect of change in accounting principle	(857)	(520)
Cumulative effect of change in accounting principle	(131,291)	(130,234)

Net Loss	$(132,148)	$(130,754)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.01)
Basic and diluted net loss per common share	$(1.87)	$(1.85)

	Three months ended June 30, 2002
	As Reported	As Restated
Provision for Income Taxes	$—	$463

Net Income	$1,176	$713

Basic and diluted net income per common share	$0.02	$0.01

	Three months ended September 30, 2002
	As Reported	As Restated
Provision for Income Taxes	$—	$465

Net Income	$1,182	$717

Basic and diluted net income per common share	$0.02	$0.01

	Three months ended December 31, 2002
	As Reported	As Restated
Provision for Income Taxes	$—	1,257

Net Income	$3,196	$1,939

Basic and diluted net income per common share	$0.05	$0.03

	As of December 31, 2002
	As Reported	As Restated
Current deferred tax assets	$—	$239
Total current assets	18,298	18,537
Goodwill	54,097	53,306
Total assets	97,757	97,205
Deferred tax liabilities	—	239
Total liabilities	27,753	27,992
Accumulated deficit	(195,790)	(196,581)
Total stockholders’ equity	70,004	69,213
Total liabilities and stockholders’ equity	97,757	97,205

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Other		Write- offs	Balance at End of Period

Allowance for Doubtful Accounts
Year Ended:

December 31, 2000	$235	531	81			$847

December 31, 2001	$847	1,954	2,907	(a)	(2,825)	$2,883

December 31, 2002	$2,883	715	—		(2,484)	$1,114

(a)	Represents allowance assumed as a result of the merger between DGS and StarGuide in January 2001.

S-1