Form 10-Q/A
period 2003-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2003-11-19
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Purpose of Amendment

The purpose for this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q is to restate income tax expense for the three months ended March 31, 2003, in the Company’s financial statements by recording reductions in the Company’s valuation allowance for deferred tax assets as a reduction of goodwill rather than as a deferred tax benefit. This Amendment No. 1 reflects only the revisions necessary for such restatement. However, for the reader’s convenience, the Company has restated the entire Form 10-Q. Part I, Items 3 and 4 and Part II, Item 1 remain unchanged from the original filing.

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

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	As Restated	As Restated
Assets	(unaudited)
CURRENT ASSETS:
Cash	$2,462	$2,527
Accounts receivable, net of allowance for doubtful accounts of $1,091 at March 31, 2003 and $1,114 at December 31, 2002	11,459	12,971
Inventories	2,024	2,195
Deferred income taxes	239	239
Other current assets	963	605

Total current assets	17,147	18,537

Property and equipment, net	11,835	12,757
Goodwill, net	52,639	53,306
Intangible and other assets, net	12,039	12,605

TOTAL ASSETS	$93,660	$97,205

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,021	$4,362
Accrued liabilities	3,933	4,915
Deferred revenue	3,283	3,314
Current portion of long-term debt and capital leases	3,793	5,469

Total current liabilities	14,030	18,060
Deferred revenue	4,324	5,145
Long-term debt and capital leases	4,514	4,548
Deferred income taxes	239	239

TOTAL LIABILITIES	23,107	27,992

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—
Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized—200,000,000 shares; Outstanding—70,949,656 shares at March 31, 2003 and 70,810,696 shares at December 31, 2002	72	72
Additional paid-in capital	266,178	265,928
Accumulated deficit	(195,491)	(196,581)
Receivables from issuance of common stock	(105)	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	70,553	69,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,660	$97,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
	As Restated	As Restated
Revenues:
Audio and video content distribution	$13,170	$11,849
Product sales	1,623	2,201
Other	863	947

Total revenues	15,656	14,997

Cost of revenues:
Audio and video content distribution	6,450	6,624
Product sales	898	1,286
Other	417	721

Total cost of revenues	7,765	8,631

Operating expenses:
Sales and marketing	1,157	1,298
Research and development	936	1,034
General and administrative	1,992	2,014
Restructuring charges	—	771
Depreciation and amortization	1,837	1,641

Total operating expenses	13,687	15,389

Income (loss) from operations	1,969	(392)

Other (income) expense:
Interest income and other (income) expense, net	(6)	(7)
Interest expense	218	472

Net income (loss) before income taxes and cumulative effect of change in accounting principle	1,757	(857)

Provision (benefit) for income taxes	667	(337)

Net income (loss) before cumulative effect of change in accounting principle	1,090	(520)

Cumulative effect of change in accounting principle	—	(130,234)

Net income (loss)	$1,090	$(130,754)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.02	$(0.01)

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.02	$(0.01)

Basic net income (loss) per common share	$0.02	$(1.85)

Diluted net income (loss) per common share	$0.02	$(1.85)

Basic weighted average common shares outstanding	70,743	70,784

Diluted weighted average common shares outstanding	72,238	70,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002, as restated	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213
Exercise of stock options	139	—	—	—	250	—	—	250
Net income, as restated	—	—	—	—	—	—	1,090	1,090

Balance at March 31, 2003, as restated	70,973	$72	(23)	$(101)	$266,178	$(105)	$(195,491)	$70,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,090	$(130,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,278	1,263
Amortization of intangible and other assets	559	378
Impairment of goodwill	—	130,234
Provision for deferred income taxes	667	(337)
Provision for doubtful accounts	107	106
Changes in operating assets and liabilities:
Accounts receivable	1,405	607
Prepaid expenses and other assets	(143)	(48)
Accounts payable and accrued liabilities	(2,323)	(851)
Deferred revenue, net	(852)	(853)

Net cash provided by (used in) operating activities	1,788	(255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(343)	(108)

Net cash used in investing activities	(343)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	—
Payment of debt issuance costs	(50)	—
Proceeds from line of credit and long-term debt	1,000	1,500
Payments on line of credit and long-term debt	(2,710)	(1,969)

Net cash used by financing activities	(1,510)	(469)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(832)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,527	2,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,462	$1,892

Supplemental Cash Flow Information:
Interest paid	$162	$280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain reclassifications have been made to conform prior year amounts to current year classifications.

Beginning in 2002, the Company recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than a deferred tax benefit. Consequently, additional income tax expense of $0.7 million has been recorded during the three months ended March 31, 2003. The following table summarizes the accounts that have been restated as a result of such adjustments:

	Three Months Ended March 31, 2003
	As Reported	As Restated
Provision for income taxes	$—	$667
Net income	1,757	1,090
Basic and diluted net income per share	$0.02	0.02

	As of March 31, 2003
	As Reported	As Restated
Current deferred tax assets	—	239
Goodwill	54,097	52,639
Total assets	94,879	93,660
Deferred tax liabilities	—	239
Total liabilities	22,868	23,107
Accumulated deficit	(194,033)	(195,491)
Total stockholders’ equity	72,011	70,553
Total liabilities and stockholders’ equity	94,879	93,660

2. INVENTORIES

Inventories as of March 31, 2003 and December 31, 2002 are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$699	$724
Work-in-process	685	677
Finished Goods	640	794

	$2,024	$2,195

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

Goodwill totaled $52.6 million at March 31, 2003 and $53.3 million on December 31, 2002. Intangible assets as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
March 31, 2003
Customer relationships	3 years	$3,044	$(2,140)	$904
Brand name	20 years	8,804	(1,133)	7,671

		$11,848	$(3,273)	$8,575

December 31, 2002
Customer relationships	3 years	$3,044	$(2,029)	$1,015
Brand name	20 years	8,804	(881)	7,923

		$11,848	$(2,910)	$8,938

The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is as follows (in thousands):

Remainder of 2003	$1,089
2004	440
2005	440
2006	440
2007	440
Thereafter	5,726

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

6. INCOME TAXES

Income tax expense (benefit) in the amount of $0.7 million and $(0.3) million has been recorded for the three months ended March 31, 2003 and 2002, respectively. SFAS No. 109, “Accounting for Income Taxes”, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax assets as of March 31, 2003 and December 31, 2002.

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

	Three months ended March 31,
	2003	2002
	As Restated	As Restated
Basic:
Net income (loss)	$1,090	$(130,754)
Weighted average shares outstanding	70,743	70,784

Basic net income (loss) per share	$0.02	$(1.85)

Diluted:
Net income (loss)	$1,090	$(130,754)

Weighted average shares outstanding	70,743	70,784
Add: Net effect of potential dilutive shares	1,495	—

Diluted weighted average shares outstanding	72,238	70,784

Diluted net income (loss) per share	$0.02	$(1.85)

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

	Three Months Ended March 31,
	2003	2002
	As Restated	As Restated
Net income (loss):
As reported	$1,090	$(130,754)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(367)	(351)

Pro forma	$723	$(131,105)

Basic earnings (loss) per share of common stock:
As reported	$0.02	$(1.85)
Pro forma	$0.01	$(1.85)

Diluted earnings (loss) per share of common stock:
As reported	$0.02	$(1.85)
Pro forma	$0.01	$(1.85)

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

	Three months ended March 31, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,877	$779	$—	$15,656
Operating income	$1,895	$74	$—	$1,969
Total assets, as restated	$128,656	$2,847	$(37,843)	$93,660

	Three months ended March 31, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,119	$878	$—	$14,997
Operating loss	$(127)	$(265)	$—	$(392)
Impairment loss, as restated	$(130,234)	$—	$—	$(130,234)
Total assets, as restated	$134,767	$2,968	$(34,174)	$103,561

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Depreciation and Amortization. Depreciation and amortization increased $0.2 million for the three months ended March 31, 2003. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and as a result, ceased to amortize goodwill at January 1, 2002. In accordance with SFAS No. 142, the Company tested goodwill for impairment, and as a result recorded an impairment charge of approximately $130.2 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense. Interest and other expense decreased $0.3 million for the three months ended March 31, 2003, as compared to the corresponding prior year period, due to repayments on long-term debt and capital leases.

Income Taxes

The Company should have recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than a deferred tax benefit. Consequently, additional income tax expense of $0.7 million has been recorded during the three months ended March 31, 2003. The Company’s effective tax rate for the three months ended March 31, 2003 and 2002, respectively, total 38% and 39% which differ from the federal statutory rate of 34% primarily due to state income taxes.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders.*

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 350 Certifications

*	Previously filed.

(b)	Report on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: November 19, 2003	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (Principal Accounting Officer)