Form 10-Q/A
period 2003-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2003-11-19
CIK 934448

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

Purpose of Amendment

The purpose for this Amendment No. 1. to the Company’s Quarterly Report on Form 10-Q is to restate income tax expense for the three and six months ended June 30, 2003, in the Company’s financial statements by recording reductions in the Company’s valuation allowance for deferred tax assets as a reduction of goodwill rather than as a deferred tax benefit. This Amendment No. 1 reflects only the revisions necessary for such restatement. However, for the reader’s convenience, the Company has restated the entire Form 10-Q. Part I, Items 3 and 4 and Part II, Item 1 remain unchanged from the original filing.

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

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	As Restated	As Restated
Assets	(unaudited)
CURRENT ASSETS:
Cash	$3,494	$2,527
Accounts receivable, net of allowance for doubtful accounts of $801 at June 30, 2003 and $1,114 at December 31, 2002	10,966	12,971
Inventories	2,107	2,195
Deferred income taxes	239	239
Other current assets	969	605

Total current assets	17,775	18,537

Property and equipment, net	11,112	12,757
Goodwill, net	52,140	53,306
Intangible and other assets, net	11,244	12,605

TOTAL ASSETS	$92,271	$97,205

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,172	$4,362
Accrued liabilities	4,260	4,915

Deferred revenue	3,283	3,314
Current portion of long-term debt and capital leases	3,311	5,469

Total current liabilities	13,026	18,060

Deferred revenue	3,504	5,145
Long-term debt and capital leases	4,000	4,548
Deferred income taxes	239	239

TOTAL LIABILITIES	20,769	27,992

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000,000 shares; Outstanding – 71,069,106 shares at June 30, 2003 and 70,810,696 shares at December 31, 2002	72	72
Additional paid-in capital	266,312	265,928
Accumulated deficit	(194,676)	(196,581)
Receivables from issuance of common stock	(105)	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	71,502	69,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,271	$97,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
Revenues:
Audio and video content distribution	$12,461	$13,387	$25,631	$25,236
Product sales	1,661	1,444	3,284	3,645
Other	1,172	1,208	2,035	2,155

Total revenues	15,294	16,039	30,950	31,036

Cost of revenues:
Audio and video content distribution	6,057	6,464	12,507	13,088
Product sales	1,027	825	1,925	2,111
Other	335	701	751	1,422

Total cost of revenues	7,419	7,990	15,183	16,621

Operating expenses:
Sales and marketing	1,213	1,401	2,370	2,699
Research and development	907	848	1,844	1,882
General and administrative	1,573	2,446	3,566	4,460
Restructuring charges	—	—	—	771
Depreciation and amortization	2,545	1,758	4,382	3,399

Total operating expenses	13,657	14,443	27,345	29,832

Income from operations	1,637	1,596	3,605	1,204

Other (income) expense:
Interest income and other (income) expense, net	104	(3)	99	(10)
Interest expense	219	423	437	895

Net income before income taxes and cumulative effect of change in accounting principle	1,314	1,176	3,069	319
Provision for income taxes	499	463	1,166	126

Income before cumulative effect of change in accounting principle	815	713	1,903	193
Cumulative effect of change in accounting principle	—	—	—	(130,234)

Net income (loss)	$815	$713	$1,903	$(130,041)

Basic net income per common share before cumulative effect of change in accounting principle	$0.01	$0.01	$0.03	$0.00

Diluted net income per common share before cumulative effect of change in accounting principle	$0.01	$0.01	$0.03	$0.00

Basic net income (loss) per common share	$0.01	$0.01	$0.03	$(1.84)

Diluted net income (loss) per common share	$0.01	$0.01	$0.03	$(1.84)

Basic weighted average common shares outstanding	70,996	70,794	70,910	70,789

Diluted weighted average common shares outstanding	76,069	70,851	74,616	70,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002, as restated	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213
Exercise of stock options	139	—	—	—	250	—	—	250
Net income, as restated	—	—	—	—	—	—	1,090	1,090

Balance at March 31, 2003, as restated	70,973	$72	(23)	$(101)	$266,178	$(105)	$(195,491)	$70,553
Exercise of stock options	110	—	—	—	126	—	—	126
Issuance of common stock under employee stock purchase plan	9	—	—	—	8	—	—	8
Net income, as restated	—	—	—	—	—	—	815	815

Balance at June 30, 2003, as restated	71,092	$72	(23)	$(101)	$266,312	$(105)	$(194,676)	$71,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
	As Restated	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,903	$(130,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,290	2,644
Amortization of intangible and other assets	2,092	755
Impairment of goodwill	—	130,234
Provision for deferred income taxes	1,166	126
Provision for doubtful accounts	(17)	418
Changes in operating assets and liabilities:
Accounts receivable	2,022	914
Prepaid expenses and other assets	(447)	(596)
Accounts payable and accrued liabilities	(2,845)	(1,192)
Deferred revenue, net	(1,673)	(1,634)

Net cash provided by operating activities	4,491	1,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(645)	(279)

Net cash used in investing activities	(645)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	384	14
Payment of debt issuance costs	(557)	(111)
Proceeds from line of credit and long-term debt	9,000	2,500
Payments on line of credit and long-term debt	(11,706)	(4,809)

Net cash used in financing activities	(2,879)	(2,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	967	(1,057)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,527	2,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,494	$1,667

Supplemental Cash Flow Information:
Cash paid for interest	$263	$595
Cash paid for income taxes	$70	$—

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

Beginning in 2002, the Company recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than a deferred tax benefit. Consequently, additional income tax expense of $0.5 million has been recorded during the three months ended June 30, 2003. The following table summarizes the accounts that have been restated as a result of such adjustments:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Reported	As Restated	As Reported	As Restated
Provision for income taxes	$—	$499	$—	$1,166
Net income	1,314	815	3,069	1,903
Basic and diluted net income per share	$0.02	0.01	$0.04	0.03

	As of June 30, 2003
	As Reported	As Restated
Current deferred tax assets	—	239
Goodwill	54,097	52,140
Total assets	93,989	92,271
Deferred tax liabilities	—	239
Total liabilities	20,530	20,769
Accumulated deficit	(192,719)	(194,676)
Total stockholders’ equity	73,459	71,502
Total liabilities and stockholders’ equity	93,989	92,271

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
Net income (loss):
As reported	$815	$713	$1,903	$(130,041)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(42)	(244)	(422)	(581)

Pro forma	$773	$469	$1,481	$(130,622)

Basic earnings per share of common stock:
As reported	$0.01	$0.01	$0.03	$(1.84)
Pro forma	$0.01	$0.01	$0.02	$(1.85)

Diluted earnings per share of common stock:
As reported	$0.01	$0.01	$0.03	$(1.84)
Pro forma	$0.01	$0.01	$0.02	$(1.85)

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

4. PROPERTY AND EQUIPMENT

During the three months ended June 30, 2003, the Company increased its estimate of the useful lives of its network equipment from 5 to 7 years. This change had the effect of decreasing depreciation expense and increasing net income for the three and six months ended June 30, 2003 by $0.3 million, and increasing earnings per share by $0.00 and $0.01, respectively. The increase in estimated useful lives was based on the Company’s planned usage of such equipment.

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

7. INCOME TAXES

Income tax expense (benefit) totaled $0.5 million for the three months ended June 30, 2003 as well as the three months ended June 30, 2002; for the six month periods ending June 30, 2003 and June 30, 2002, the expense totaled $1.2 million and $0.1 million, respectively. SFAS No. 109, “Accounting for Income Taxes”, requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a valuation allowance for the amount of net deferred tax assets as of June 30, 2003 and December 31, 2002.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
Basic:
Net income (loss)	$815	$713	$1,903	$(130,041)
Weighted average shares outstanding	70,996	70,794	70,910	70,789

Basic net income (loss) per share	$0.01	$0.01	$0.03	$(1.84)

Diluted:
Net income (loss)	$815	$713	$1,903	$(130,041)

Weighted average shares outstanding	70,996	70,794	70,910	70,789

Add: Net effect of potentially dilutive shares	5,073	57	3,706	—

Diluted weighted average shares outstanding	76,069	70,851	74,616	70,789

Diluted net income (loss) per share	$0.01	$0.01	$0.03	$(1.84)

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,724	$570	$—	$15,294

Operating income (loss)	$1,737	$(100)	$—	$1,637

Total assets, as restated	$129,063	$3,091	$(39,883)	$92,271

	Three months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,974	$1,065	$—	$16,039

Operating income (loss)	$1,785	$(189)	$—	$1,596

Total assets, as restated	$133,725	$3,120	$(35,371)	$101,474

	Six months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,601	$1,349	$—	$30,950

Operating income (loss)	$3,630	$(25)	$—	$3,605

Total assets, as restated	$129,063	$3,091	$(39,883)	$92,271

	Six months ended June 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,093	$1,943	$—	$31,036

Operating income (loss)	$1,984	$(780)	$—	$1,204

Impairment loss	$(130,234)	$—	$—	$(130,234)

Total assets, as restated	$133,725	$3,120	$(35,371)	$101,474

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Income Taxes. The Company should have recorded reductions in its valuation allowance for deferred tax assets as a reduction in goodwill rather than a deferred tax benefit. Consequently, income tax expense of $0.5 million and $1.2 million, respectively, has been recorded during the three months and six months ended June 30, 2003. The Company’s effective tax rate for the three months ended June 30, 2003 and 2002, respectively, of 38% and 39% differed from the federal statutory rate of 34% primarily due to state income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2003 was $4.5 million compared to $1.6 million for the six months ended June 30, 2002. The increase of $2.9 million in net cash provided by operating activities is due to increased collections of accounts receivable and continued cost reductions during 2003.

The Company purchased equipment and made capital additions of $0.6 million during the six months ended June 30, 2003 versus $0.3 million in capital expenditures for the six months ended June 30, 2002. Net principal payments on long term debt and capital leases was $2.7 million for the six months ended June 30, 2003 versus $2.3 million for the six months ended June 30, 2002.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

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