Form 10-Q
period 2003-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2003-11-19
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of October 31, 2003: 71,835,598

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

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2003	December 31, 2002
Assets	(unaudited)	As Restated
CURRENT ASSETS:
Cash	$5,224	$2,527
Accounts receivable, net of allowance for doubtful accounts of $672 at September 30, 2003 and $1,114 at December 31, 2002	9,548	12,971
Inventories	2,331	2,195
Deferred income taxes	546	239
Other current assets	879	605

Total current assets	18,528	18,537

Property and equipment, net	10,433	12,757
Goodwill, net	48,898	53,306
Deferred income taxes	3,809	—
Intangible and other assets, net	10,989	12,605

TOTAL ASSETS	$92,657	$97,205

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$1,741	$4,362
Accrued liabilities	3,571	4,915
Deferred revenue	3,284	3,314
Current portion of long-term debt and capital leases	3,279	5,469

Total current liabilities	11,875	18,060

Deferred revenue	2,683	5,145
Long-term debt and capital leases	3,200	4,548
Deferred income taxes	—	239

TOTAL LIABILITIES	17,758	27,992

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000,000 shares; Outstanding – 71,822,474 shares at September 30, 2003 and 70,810,696 shares at December 31, 2002	72	72
Additional paid-in capital	267,742	265,928
Accumulated deficit	(192,796)	(196,581)
Receivables from issuance of common stock	(18)	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	74,899	69,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,657	$97,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		As Restated		As Restated
Revenues:
Audio and video content distribution	$10,978	$12,894	$36,609	$38,130
Product sales	1,559	2,466	4,843	6,111
Other	820	1,061	2,855	3,216

Total revenues	13,357	16,421	44,307	47,457

Cost of revenues:
Audio and video content distribution	5,577	6,246	18,084	19,334
Product sales	979	1,358	2,904	3,469
Other	393	594	1,144	2,016

Total cost of revenues	6,949	8,198	22,132	24,819
Operating expenses:
Sales and marketing	996	1,073	3,366	3,772
Research and development	989	1,079	2,832	2,961
General and administrative	1,981	2,610	5,548	7,070
Restructuring charges	—	—	—	771
Depreciation and amortization	1,447	1,949	5,828	5,348

Total operating expenses	5,413	6,711	17,574	19,922

Income from operations	995	1,512	4,601	2,716
Other (income) expense:
Interest income and other (income) expense, net	—	(5)	99	(15)
Interest expense	228	335	664	1,230

Income before income taxes and cumulative effect of change in accounting principle	767	1,182	3,838	1,501
Provision (benefit) for income taxes	(1,113)	465	53	591

Income before cumulative effect of change in accounting principle	1,880	717	3,785	910
Cumulative effect of change in accounting principle	—	—	—	(130,234)

Net income (loss)	$1,880	$717	$3,785	$(129,324)

Basic net income per common share before cumulative effect of change in accounting principle	$0.03	$0.01	$0.05	$0.01

Diluted net income per common share before cumulative effect of change in accounting principle	$0.03	$0.01	$0.05	$0.01

Basic net income (loss) per common share	$0.03	$0.01	$0.05	$(1.83)

Diluted net income (loss) per common share	$0.03	$0.01	$0.05	$(1.82)

Basic weighted average common shares outstanding	71,401	70,801	71,074	70,794

Diluted weighted average common shares outstanding	75,405	70,882	74,948	70,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002, as restated	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213
Exercise of stock options	139	—	—	—	250	—	—	250
Net income, as restated	—	—	—	—	—	—	1,090	1,090

Balance at March 31, 2003, as restated	70,973	$72	(23)	$(101)	$266,178	$(105)	$(195,491)	$70,553
Exercise of stock options	110	—	—	—	126	—	—	126
Issuance of common stock under employee stock purchase plan	9	—	—	—	8	—	—	8
Net income, as restated	—	—	—	—	—	—	815	815

Balance at June 30, 2003, as restated	71,092	$72	(23)	$(101)	$266,312	$(105)	$(194,676)	$71,502
Exercise of stock options	753	—	—	—	1,430	—	—	1,430
Repayment of shareholder note receivable	—	—	—	—	—	87	—	87
Net income	—	—	—	—	—	—	1,880	1,880

Balance at September 30, 2003	71,845	$72	(23)	$(101)	$267,742	$(18)	$(192,796)	$74,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2003	2002
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,785	$(129,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,155	4,029
Amortization of intangible and other assets	2,673	1,319
Impairment of goodwill	—	130,234
Provision for doubtful accounts	73	846
Provision for deferred income taxes	53	591
Changes in operating assets and liabilities:
Accounts receivable	3,349	1,066
Prepaid expenses and other assets	(908)	(677)
Accounts payable and accrued liabilities	(3,965)	(1,692)
Deferred revenue, net	(2,493)	(2,494)

Net cash provided by operating activities	5,722	3,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(831)	(397)

Net cash used in investing activities	(831)	(397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,814	14
Payment of shareholder note receivable	87	—
Payment of debt issuance costs	(557)	(111)
Proceeds from line of credit and long-term debt	9,000	3,500
Payments on line of credit and long-term debt	(12,538)	(7,580)

Net cash used in financing activities	(2,194)	(4,177)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,697	(676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,527	2,724

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,224	$2,048

Supplemental Cash Flow Information:
Cash paid for interest	$394	$961
Cash paid for income taxes	$73	$—

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

2. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		As Restated		As Restated
Net income (loss):
As reported	$1,880	$717	$3,785	$(129,324)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(102)	(397)	(524)	(978)

Pro forma	1,778	320	3,261	(130,302)

Basic earnings per share of common stock:
As reported	$0.03	$0.01	$0.05	$(1.83)
Pro forma	$0.02	$0.00	$0.05	$(1.84)
Diluted earnings per share of common stock:
As reported	$0.03	$0.01	$0.05	$(1.82)
Pro forma	$0.02	$0.00	$0.04	$(1.84)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Risk free interest rate	2.89%	3.29%	2.92%	4.17%
Expected term (years)	3.52	3.51	3.56	3.50
Volatility	70%	94%	77%	101%
Expected annual dividends	None	None	None	None

3. INVENTORIES

Inventories as of September 30, 2003 and December 31, 2002 are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	760	$724
Work-in-process	659	677
Finished Goods	912	794

	$2,331	$2,195

4. PROPERTY AND EQUIPMENT

During the second quarter of 2003, the Company increased its estimate of the useful lives of its network equipment from 5 to 7 years. This change had the effect of decreasing depreciation expense and increasing net income by $0.3 million and $0.5 million for the three and nine month periods ended September 30, 2003, respectively. Basic earnings per share was not affected while diluted earnings per share was increased by $0.01 on a year to date basis only, before taxes. The increase in estimated useful lives was based on the Company’s planned usage of such equipment.

5. OTHER ASSETS

Prior to the second quarter of 2003, the Company had deferred legal expenses of approximately $1.3 million related to the defense of certain patents. The Company settled one case. As a result of the settlement, the Company recorded $1.0 million in amortization expense during the second quarter of 2003.

6. LONG-TERM DEBT AND CAPITAL LEASES

On May 5, 2003, the Company signed a new long-term credit agreement with its current lenders that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $32 million, which matures on May 5, 2006. There were no amounts outstanding under the revolving credit facility at September 30, 2003 and approximately $6.2 million was available for borrowing. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended September 30, 2003. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement

On July 3, 2003, the Company executed an amendment to its long-term credit agreement that added a new lender to the facility and increased the revolving credit facility by $7.5 million to $32 million.

7. INCOME TAXES

Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes. During the three months ended September 30, 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.5 million.

8. EARNINGS PER SHARE

Under SFAS No. 128, “Earnings per Share”, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		As Restated		As Restated
Basic:
Net income (loss)	$1,880	$717	$3,785	$(129,324)
Weighted average shares outstanding	71,401	70,801	71,074	70,794

Basic net income (loss) per share	$0.03	$0.01	$0.05	$(1.83)

Diluted:
Net income (loss)	$1,880	$717	$3,785	$(129,324)

Weighted average shares outstanding	71,401	70,801	71,074	70,794
Add: Net effect of potentially dilutive shares	4,004	81	3,874	104

Diluted weighted average shares outstanding	75,405	70,882	74,948	70,898

Diluted net income (loss) per share	$0.03	$0.01	$0.05	$(1.82)

For the three months ended September 30, 2003, 3,043,319 options with a weighted average exercise price of $4.11 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.25. As a result, 7,575,989 shares were excluded from the computation of diluted net income per share. At September 30, 2002, 8,412,148 options with a weighted average exercise price of $2.63 per share and warrants to purchase 8,544,870 shares of common stock at a weighted average price of $2.48 per share had exercise prices above the average market price of $1.05 for the nine months ended September 30, 2002. As a result, 16,957,018 shares were excluded in the computation of diluted net income per share.

For the nine months ended September 30, 2003, 3,359,520 options with a weighted average exercise price of $4.19 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.27. As a result, 7,892,190 shares were excluded from the computation of diluted net income per share for the nine months ended September 30, 2003. For the nine months ended September 30, 2002 8,412,148 options with a weighted average exercise price of $2.63 per share and warrants to purchase 8,544,870 shares of common stock at a weighted average price of $2.48 per share had exercise prices above the average market price of $1.08 for the nine months ended September 30, 2002. As a result,16,957,018 shares were excluded in the computation of diluted net income per share.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended September 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$12,609	$748	$—	$13,357
Operating income (loss)	$943	$52	$—	$995
Total assets	$131,670	$3,287	$(42,300)	$92,657

	Three months ended September 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$15,450	$971	$—	$16,421
Operating income (loss)	$1,426	$86	$—	$1,512
Total assets, as restated	$132,148	$3,246	$(36,095)	$99,299

	Nine months ended September 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$42,209	$2,098	$—	$44,307
Operating income (loss)	$4,574	$27	$—	$4,601
Total assets	$131,670	$3,287	$(42,300)	$92,657

	Nine months ended September 30, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$44,544	$2,913	$—	$47,457
Operating income (loss)	$3,409	$(693)	$—	$2,716
Impairment loss	$(130,234)	$—	$—	$(130,234)
Total assets, as restated	$132,148	$3,246	$(36,095)	$99,299

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.

(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

Results of Operations

Revenues. Revenues for the three months ended September 30, 2003 decreased $3.1 million, or 19%. The decrease was due to a $1.9 million, or 15%, decrease in advertising distribution revenues at Digital Generation Systems, Inc. (“DGS”), which reflects continued softening in the advertising market as well as 2002 political revenues not recurring in 2003. Product sales also decreased $0.9 million, or 37%, at StarGuide Digital Networks, Inc. (“StarGuide”) due to overall reductions in technology spending. For the nine months ended September 30, 2003, revenues decreased $3.1 million, or 7%, due to the aforementioned soft market conditions.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $1.2 million, or 15%, for the three months ended September 30, 2003 primarily due to revenue declines. For the nine months ended September 30, 2003, cost of revenues decreased $2.7 million, or 11%, from prior year, primarily due to the aforementioned revenue declines resulting from the soft advertising market as well as continued cost reductions initiated by management during 2003.

Sales and Marketing. Sales and marketing expense decreased $0.1 million, or 7%, for the three months ended September 30, 2003 primarily due to reduced spending on the Company’s CoolCast marketing activities from the same prior year period. For the nine months ended September 30, 2003, sales and marketing expense decreased $0.4 million, or 11%, due to Companywide cost reductions initiated by management during 2003.

Research and Development. Research and development expense decreased $0.1 million, or 8%, for the three months ended September 30, 2003 due to a decrease in staffing levels, primarily at the Company’s StarGuide division. For the nine months ended September 30, 2003, research and development expense decreased $0.1 million, or 4%, due to Companywide cost reductions initiated by management during 2003

General and Administrative and Restructuring Charges. General and administrative expenses for the three months ended September 30, 2003 decreased $0.6 million, or 24% from prior year due to a decrease in the Company’s provision for bad debts as a result of improvements in accounts receivable collection efforts as well as savings from continued cost reductions. For the nine months ended September 30, 2003, general and administrative expenses decreased $1.5 million, or 22%, from prior year due to continued cost reductions in 2003. During the first quarter 2002, the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represented employee termination costs, lease obligations and the write-down of certain leasehold improvements.

Depreciation and Amortization. Depreciation and amortization decreased $0.5 million, or 26%, for the three months ended September 30, 2003 due to the fact that the company adjusted it useful life for selected network equipment. For the nine months ended September 30, 2003, depreciation and amortization expense increased by $0.5 million or 9%. During the nine months ended September 30, 2003, the Company recorded approximately $1.1 million in amortization expense for the previously capitalized patent defense costs.

Interest and Other Expense. Interest and other expense decreased $0.1 million, or 32%, for the three months ended September 30, 2003, as compared to the corresponding prior year period, due to repayments on long-term debt and capital leases as well as lower overall interest rates. Similarly, interest and other expense decreased $0.5 million, or 37%, for the nine months ended September 30, 2003, as compared to the corresponding prior year period due to repayments on long-term debt and capital leases as well as lower overall interest rates.

Income Taxes. During the three months ended September 30, 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.5 million. Excluding the effect of the reduction in the valuation allowance, the Company’s effective tax rate for the three and nine months ended September 30, 2003, and 2002, of 38% and 39%, respectively, differed from the federal statutory rate of 34%, primarily due to state income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2003 was $5.7 million compared to $3.9 million for the nine months ended September 30, 2002. The increase of $1.8 million in net cash provided by operating activities is due to increased collections of accounts receivable and continued cost reductions during 2003.

The Company purchased equipment and made capital additions of $0.8 million during the nine months ended September 30, 2003 versus $0.4 million in capital expenditures for the nine months ended September 30, 2002. Net principal payments on long-term debt and capital leases was $3.5 million for the nine months ended September 30, 2003 versus $4.1 million for the nine months ended September 30, 2002.

At September 30, 2003, the Company’s current sources of liquidity included cash and cash equivalents of $5.2 million.

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $32.0 million, which matures on May 5, 2006. There were no amounts outstanding under the revolving credit facility at September 30, 2003 and approximately $6.2 million was available for borrowing. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended September 30, 2003. The Company pays interest on borrowings at a variable rate.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have any impact on the Company’s financial position or consolidated statements of operations for the periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3. SFAS No. 146 also establishes that the initial measurement of a liability recognized under SFAS No. 146 be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have any impact on the Company’s financial position or consolidated statements of operations for the periods presented.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 2 to the condensed consolidated financial statements included in this quarterly report.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

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

(b) Report on Form 8-K

Current Report on Form 8-K dated October 23, 2003, furnishing its press release regarding a preliminary review of results for the three months ended September 30, 2003 and an outlook for the fourth quarter ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: November 19, 2003	By:	/s/ OMAR A. CHOUCAIR

Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)