Form 10-K
period 2003-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2004-03-12
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is an accelerated filer. YES ☒ NO ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $94.2 million as of December 31, 2003, and approximately $75.5 million as of June 30, 2003, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, the registrant had 72,398,823 shares of Common Stock outstanding.

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

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission.

DIGITAL GENERATION SYSTEMS, INC.

PART I

ITEM 1.	BUSINESS

General

Digital Generations Systems, Inc., incorporated in 1991, offers a suite of digital technology products and services through Digital Generation Systems, Inc. (“DGS”) and its wholly owned subsidiary StarGuide Digital Networks, Inc. (“StarGuide”). Through DGS, the Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and advertising agencies with more than 6,700 radio stations and over 1,875 broadcast and cable television destinations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, the Company develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

Available Information

The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company also makes available free of charge through its website (www.dgsystems.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. The Company estimates that approximately 35% of radio spots and more than 60% of video spots are delivered by air express services. Many companies, commonly known as “dub and ship houses,” are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that it has transitioned approximately 55% of the market for audio spot deliveries and approximately 20% of video spot deliveries, have transitioned to digital distribution.

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

Products and Services

The Company currently markets and provides its products and services through DGS and StarGuide. See Note 17 to the Company’s consolidated financial statements and related notes, included herein, for financial information related to the Company’s business segments.

DGS provides electronic and physical distribution of and ancillary post-production services for broadcast commercial content to advertising agencies, production studios, and broadcast stations throughout the United States and Canada. Through its NOC, DGS operates a digital network, currently serving more than 5,000 advertisers and advertising agencies and more than 6,700 radio stations and over 1,875 broadcast and cable television destinations across the United States and Canada. This network enables the rapid, cost-effective, and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability, and flexibility to both advertisers and broadcasters. With the DGS network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DGS sends the customer a confirmation specifying the time of delivery. Additionally, DGS’ digital network delivers close to “master” quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

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

StarGuide maintains established relationships with producers and broadcasters such as Infinity, Westwood One, Clear Channel, ABC Radio, Jacor, CBS, Bloomberg, Jones Broadcast Programming, One-on-One Sports and Voice of America. As part of these relationships, StarGuide has sold approximately 6,000 of its StarGuide II Receiver systems, and has sold over 8,000 of its StarGuide III Receiver systems. In addition, StarGuide’s audio codecs are recognized and used throughout the radio production and broadcast industries. StarGuide intends to utilize its existing relationships to leverage its technology to develop new customers in the broadcast industry.

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

Internet/E-Commerce Strategy. In 2002, DGS introduced Open Interface, an industry first that allows agency traffic systems to interface directly with DGS’ order management system, reducing duplicate entry of information. In 2001, DGS introduced AdCatalog, a web-based asset management system that allows geographically dispersed marketing groups the ability to view and request distribution for corporate broadcast commercial content. Additionally, DGS introduced Netclear, a web-based system that allows brand advertisers, advertising agencies and broadcasters the ability to approve spots for network clearance. DGS estimates that approximately 40% of its orders were entered electronically via the Internet during 2003 and 2002. In addition, DGS also offers its DG Upload service that allows audio content to be received from clients via the Internet.

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

Customer Service. DGS’ approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago and New York. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOC for electronic distribution or, for off-line destinations, to DGS’ national duplication center in Louisville, Kentucky. DGS’ distributed service approach provides direct support in key market cities enabling DGS to develop closer relationships with clients as well as the ability to support client needs for local production services. DGS also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGS’ customer service operation centers are linked to DGS’ order management and media storage systems, and national distribution network. These resources enable DGS to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distribution model also provides DGS with significant redundancy and re-route capability, enabling DGS to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

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

Intellectual Property and Proprietary Rights

The Company primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. The Company currently has twenty-eight patents issued and five other allowed and awaiting issuance and thirty other patent applications pending domestically and abroad. The Company also has nine trademark registrations and one hundred ninety-two copyright registrations.

Employees

As of December 31, 2003, the Company had a total of 283 employees, including 54 in research and development, 31 in sales and marketing, 166 in operations and manufacturing, and 32 in finance and administration. All of these employees were located in the United States. The Company’s employees are not represented by a collective bargaining agreement and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

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

The Company’s principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in June 2006. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2006; approximately 22,000 square feet in New York City which is occupied by production service and sales personnel and expires in 2006; approximately 13,000 square feet in Los Angeles occupied by production service and sales personnel which expires in 2006; and 25,000 square feet in Chicago, which is occupied by production service and sales personnel which expires in 2006. An additional 11,305 square feet of space in San Diego that expires on April 30, 2005 is currently being sublet to a lessee. In addition, the Company leases an office in Holmdel, New Jersey that is 30,000 square feet and includes audio operations and administrative staff for StarGuide’s wholly owned subsidiary, Corporate Computer Systems, Inc. (“CCS”), which expires on August 31, 2004.

ITEM 3.	LEGAL PROCEEDINGS

On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. (“Williams”) in the United States District Court for the District of Nevada alleging that Williams has willfully infringed three StarGuide patents. On March 4, 2002, StarGuide opposed Williams’ motion for summary judgment and moved to amend its complaint to add Williams Communications, LLC (“WCL”), a subsidiary of Williams, as a party defendant. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed. On July 28, 2003, StarGuide, DGS, Williams and WCL reached a settlement resolving all litigation. Both lawsuits were dismissed as part of the settlement and the company expensed related patent defense costs totaling $1.5 million.

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

The Company held its annual shareholders meeting on November 18, 2003, at which shareholders were asked (i) to elect two directors, to serve for three-year terms or until their successors have been duly elected and qualified and (ii) to ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003. The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Votes
Election of the following directors for three-year terms expiring in 2006:
Omar A. Choucair	63,119,374	3,683,160	0	0
David M. Kantor	64,660,600	2,141,934	0	0
Ratify the appointment of KPMG LLP	66,135,313	621,921	45,300	0

Information regarding the other directors whose term of office continued after the meeting is included under Part III, Item 10 – Directors and Officers of the Registrant.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

Name	Age	Title(s)
Scott K. Ginsburg	51	Chairman of the Board, President, Chief Executive Officer and Director
Omar A. Choucair	41	Chief Financial Officer and Director

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities as Chief Executive Officer, but Mr. Ginsburg remained the Company’s Chairman. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of the Company in November 2003. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media (now AMFM Corporation). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

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

The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2002 to December 31, 2003. Such prices represent prices between dealers, do no include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2003		Fiscal Year Ended 2002
	High	Low	High	Low
First Quarter	$2.73	$1.07	$1.49	$1.10
Second Quarter	3.90	1.93	1.46	0.79
Third Quarter	2.75	1.86	1.24	0.88
Fourth Quarter	2.40	1.67	1.15	0.85

As of December 31, 2003, the Company had issued 72,117,726 and outstanding 72,094,809 shares of its Common Stock. As of February 27, 2004, the Company had issued 72,421,740 and outstanding 72,398,823 shares of its Common Stock. As of February 27, 2004 the Company’s Common Stock was held by approximately 170 shareholders of record. The Company estimates that there are approximately 7,700 beneficial shareholders.

See Note 13 to the Company’s consolidated financial statements and related notes, included herein, for a description of the securities authorized for issuance under equity compensation plans.

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, the related notes, and the independent auditors’ report, which refers to a change in the method for accounting for goodwill and other intangible assets and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The selected data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of, each of the years ended December 31, 2000 and 1999, are derived from the consolidated financial statements of StarGuide Digital Networks, Inc., which financial statements have been audited by KPMG LLP, independent auditors. The selected data presented below under the captions “Selected Statement of Operations Data” and “Selected Balance Sheet Data” for, and as of the end of, each of the years in the three year period ended December 31, 2003, are derived from the consolidated financial statements of Digital Generation Systems, Inc., which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the report thereon, are included elsewhere in this Report.

Selected Statement of Operations Data:

	For the years ended December 31,
	2003	2002	2001	2000	1999
		(in thousands, except per share amounts)
Revenues	$57,687	$66,294	$70,700	$14,419	$13,068

Costs and expenses
Cost of revenues	29,207	33,328	37,413	9,802	8,128
Sales and marketing	4,499	5,005	5,615	2,742	3,209
Research and development	3,289	3,941	4,604	3,111	3,383
General and administrative expenses:
Noncash stock award charges	—	—	—	19,630	—
Other	7,142	9,642	12,187	5,330	3,087
Restructuring charges	—	771	791	—	—
Depreciation and amortization	7,897	7,390	17,065	824	973

Total expenses	52,034	60,077	77,675	41,439	18,780

Income (loss) from operations	$5,653	$6,217	$(6,975)	$(27,020)	$(5,712)
Other (income) expense
Interest and other (income) expense, net	963	1,520	2,054	(279)	258
Equity in losses of joint venture	—	—	—	1,125	3,030

Net income (loss) before income taxes and cumulative effect of change in accounting principle	4,690	4,697	(9,029)	(27,866)	(9,000)
Provision for income taxes	491	1,848	—	—	—

Net income (loss) before cumulative effect of change in accounting principle	4,199	2,849	(9,029)	(27,866)	(9,000)
Cumulative effect of change in accounting principle	—	(130,234)	—	—	—

Net income (loss)	$4,199	$(127,385)	$(9,029)	$(27,866)	$(9,000)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.06	$0.04	$(0.13)	$(0.68)	$(0.23)

Basic and diluted net loss per common share	$0.06	$(1.80)	$(0.13)	$(0.68)	$(0.23)

Weighted average common shares outstanding
Basic	71,367	70,718	70,443	40,912	39,183

Diluted	74,891	70,807	70,443	40,912	39,183

Selected Balance Sheet Data

	December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$7,236	$2,527	$2,724	$2,891	$2,145
Working capital	7,202	477	(1,011)	918	3,259
Property and equipment, net	9,735	12,757	16,535	870	725
Total assets	92,933	97,205	235,800	11,102	14,062
Long-term debt, excluding current portion	2,400	4,548	9,496	—	5,000
Shareholders’ equity (deficit)	75,474	69,213	196,682	(11,498)	(14,675)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

We are the leading provider of digital media distribution services to the advertising and broadcast industries. In addition, we operate this industry’s largest electronic digital distribution network. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically; we introduced a digital alternative to dub-and-ship delivery of spots. We bill our services on a per transaction basis on payment terms of net 30 days.

Our services include audio/video distribution services, production services and the sale/license of audio/video transmission equipment. We rely on the national TV/radio spot advertising industry for the majority of our revenues and we operate in a very competitive industry. We have offices in New York, Los Angeles and Chicago while our network operations center (NOC) is located in Irving, Texas.

We seek to grow and broaden our revenue base through a combination of new business initiatives and strategic acquisitions. We intend to pursue complementary acquisitions that leverage the Company’s sales force, network infrastructure and close agency/advertiser relationships.

Furthermore, we are currently investing in new digital distribution technology that combines satellite, Internet and physical means to fulfill the delivery of video content to our network of broadcast and cable television destinations. By leveraging our existing satellite transmission assets with an added Internet component, we seek to provide customers with the most reliable, flexible and cost efficient broadcast server network in the industry. We intend to roll out this new technology beginning during the second quarter of 2004.

In addition, we are updating and enhancing our business platform via the newest version of DG Online(TM), the Internet-based software application our customers utilize to enter and track orders. The upgraded interface will provide customers fully automated access to DG’s services through a more streamlined, easier-to-navigate portal. As part of this platform upgrade, we plan to integrate new features into the DG Media Manager(TM) hardware that links stations to the DG’s network, including a wider range of storage, delivery and spot management options, among other enhancements. DGS is working with a top IT services vendor to develop this application, one that DG Systems believes will be unrivaled in the industry in terms of functionality, convenience and ease-of-use. The Company intends to continue to invest in the re-design, re-launch and re-branding of additional new customer applications throughout 2004.

Finally, we are streamlining back office functions at our operations in New York, Los Angeles and Chicago to simplify customer interaction and deliver services more efficiently.

This strategy is not without risks. Our 2003 revenue decreased after losing a significant customer; the Company believes this was an isolated incident and does not anticipate a trend. Also, given the ongoing cost containment efforts evident in the advertising industry, it is essential that we continue to provide customers with effective, easy-to-use and efficient solutions. We intend to utilize our product awareness, people, industry connections and cash flow to grow our business and vigorously compete for market share.

Critical Accounting Policies

The SEC recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•	allowance for doubtful accounts;

•	revenue recognition

•	long-lived assets and goodwill; and

•	deferred taxes and the deferred tax valuation allowance.

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

Revenue Recognition. The Company derives revenue from primarily two sources- (1) services—which consist primarily of revenue for digital and analog audio, video and videotape distribution and (2) product sales—which consist of sales of audio and video distribution equipment.

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

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. The Company recorded approximately $9.5 million of goodwill amortization during 2001. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company’s reporting units, the Company is required to compare and contrast the aggregate fair values for all reporting units with the Company’s average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company completed its initial impairment review during the first quarter of 2002 and recorded an impairment of approximately $130.2 million, which is reported as a cumulative effect of change in accounting principle. There were no impairments of either long-lived assets or goodwill during 2003.

Deferred Taxes and the Deferred Tax Valuation Allowance. The Company has recorded both assets and liabilities for deferred taxes that arise as the result of timing differences between amounts recorded for federal income tax purposes versus items recorded in accordance with generally accepted accounting principals. The company offsets deferred tax liabilities against deferred tax assets for the purpose of financial statement disclosure.

The company also has net operating loss carryforwards (NOL’s) of approximately $63.3 million which will expire on various dates ranging from 2016 to 2020. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes. During 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.9 million. The remaining $1.6 million reduction in the valuation allowance was due to the reduction in net deferred tax assets attributable to 2003 income.

New Accounting Pronouncement

In May 2003, the FASB issued SFAS No 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The adoption of SFAS No. 143 did not have any significant impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46R replaces FIN 46, which was issued July 1, 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. There was no effect on the Company as a result of the adoption of these rules.

FASB Interpretation No. 45 (FIN 45) enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. There was no effect on the Company as a result of the adoption of this rule.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The adoption of EITF 00-21 had no impact on the Company’s financial statements.

Results of Operations

2003 versus 2002

Revenues. Revenues for the year ended December 31, 2003 decreased $8.6 million, or 13%, primarily due to a decrease in advertising distribution revenues at DGS which reflects increased competition in the advertising market, loss of a key customer, non-recurring StarGuide licensing revenue in 2002 and also 2002 political revenues not recurring during 2003.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $4.1 million, or 12%, for the year ended December 31, 2003 primarily due to cost reductions implemented by management during 2003 and lower revenues. Year over year, product margins remained constant at approximately 50%.

Sales and Marketing. Sales and marketing expense decreased $0.5 million, or 10%, for the year ended December 31, 2003 primarily due to reductions in headcount and cost reductions, including reduced spending on the Company’s CoolCast service, which was terminated during August 2002.

Research and Development. Research and development expense for the year ended December 31, 2003 decreased $0.7 million, or 17%, as compared to the prior year, due to the capitalization of salaries for internally developed software initiatives, benefits and other costs related to the development of new software and cost reductions due to reductions in personnel.

General and Administrative and Restructuring Charges. General and administrative expenses decreased $2.5 million, or 26%, as compared to the prior year, primarily due to a decrease in the Company’s provision for bad debts as well as savings from continued cost reductions implemented by management during 2003. During the first quarter 2002, the Company recorded a restructuring charge of $0.8 million related to the consolidation of certain corporate functions and facilities. The charge represented employee termination costs, lease obligations and the write-down of certain leasehold improvements.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 7%, for the year ended December 31, 2003, as compared to the prior year, primarily due to the $1.5 million settlement of a large patent case.

Interest and Other Expense. Interest and other expense decreased $0.6 million, or 37%, for the year ended December 31, 2003, as compared to the prior year, due to lower average outstanding long-term debt and capital lease obligations as well as a reduction in interest rates, year over year.

Income tax expense. The Company’s effective income tax rate was approximately 10.5% for 2003, which differed from the federal statutory rate of 34% primarily due to a $1.4 million deferred tax benefit recognized when the Company adjusted its deferred tax asset valuation allowance based upon projected taxable income.

2002 versus 2001

Revenues. Revenues for the year ended December 31, 2002 decreased $4.4 million, or 6%, primarily due to satellite receiver sales of $5.4 million during the year ended December 31, 2001 and a $1.7 million decline in consulting revenues. These declines were partially offset by increased advertising distribution revenues of $2.7 million.

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

Depreciation and Amortization. Depreciation and amortization decreased $9.7 million for the year ended December 31, 2002, as compared to the prior year, primarily due to the elimination of amortization expense for goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, and as a result, ceased to amortize goodwill beginning January 1, 2002. During the year ended December 31, 2001, the Company recorded approximately $9.5 million in goodwill amortization expense. In accordance with SFAS No. 142, the Company tested goodwill for impairment and as a result, recorded an impairment charge of approximately $130.2 million as a cumulative effect of change in accounting principle during the three months ended March 31, 2002.

Interest and Other Expense. Interest and other expense decreased $0.6 million for the year ended December 31, 2002, as compared to the prior year, due to lower average outstanding long-term debt and capital lease obligations.

Income tax expense. The Company’s effective income tax rate was approximately 39% for 2002, which differed from the federal statutory rate of 34%, primarily due to state income taxes. For fiscal 2001, the Company’s book loss was offset by goodwill amortization resulting in no income tax expense in fiscal 2001.

Liquidity and Capital Resources

The Company’s operating activities provided cash of $8.9 million in 2003 compared to $7.5 million in 2002. Cash provided by operating activities was $4.9 million in 2001. Cash flows from operating activities increased during 2003 as compared to 2002 and 2001 primarily due to higher income, improved collection efforts and the resulting $3.6 million reduction in accounts receivable in 2003 versus a $0.8 million reduction in 2002. The improvement in accounts receivable was offset, to some extent, by a similar reduction in accounts payable and accrued liabilities which was a use of cash totaling $2.7 million.

The Company used $1.1 million, $0.7 million and $3.2 million of cash in 2003, 2002 and 2001, respectively, to purchase property and equipment. In addition, $1.6 million of property and equipment was acquired through capital leases during 2001. The capital additions for each of the three years were a result of the Company’s continued expansion of its network and continued product development.

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that includes a term loan of $8.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. There were no amounts outstanding under the revolving credit facility at December 31, 2003 and approximately $6.5 million was available for borrowing. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. The Company does not anticipate an operational need for borrowings under the revolving credit facility during the next 12 months, however, it retains the right under the facility to use it for acquisitions, capital improvements and general corporate purposes. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended December 31, 2003. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement. At December 31, 2003, the weighted average interest rate on outstanding borrowings was 4.68%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit.

Net principal payments on long-term debt were $4.4 million, $6.8 million and $0.6 million in 2003, 2002 and 2001, respectively.

The Company has raised cash through the sale of common and preferred stock in the past, most recently in 2003 via the exercise of employee stock options and prior to that during 1999. Proceeds from the sale of stock have been used to fund acquisitions, make capital expenditures, repay debt and fund continuing operations. There can be no assurances that the Company could raise additional funds through the sale of common or preferred stock in the future.

The Company currently has no significant capital commitments other than the commitments under capital leases. The Company also has ongoing commitments with a telephone service provider to spend a minimum of $2.0 million in 2004 and 2005. Based on management’s current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and capital lease commitments and other cash requirements through the foreseeable future. The Company believes that is has the resources necessary either on hand or available under its revolving credit facility or through the issuance of common stock to execute its business plan, to continue to build infrastructure or to make accretive acquisitions.

The table below summarizes the Company’s contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$5,600	3,200	2,400	—	—
Capital Leases	49	49	—	—	—
Operating Leases	4,902	2,128	2,774	—	—
Unconditional Purchase Obligations	4,960	2,480	2,480	—	—

Total Contractual Cash Obligations	$15,511	7,857	7,654	—	—

Certain Business Considerations

In evaluating an investment in our Company, the following business considerations should be considered.

We have a history of losses and our future operating results are uncertain.

2003 was the first year the Company has reported net income after having been unprofitable since its inception. In 2002, the Company was profitable only after excluding the effect of a change in accounting principle. We could continue to generate net losses in the future, which could depress our stock price. Recent decreases in revenues could continue, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining continued reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, continue to upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve or sustain profitability.

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

Due to the complexity and substantial cost associated with providing integrated product solutions to provide audio, video, data and other information across a variety of media and platforms, licensing and selling our products to customers typically involves a significant technical evaluation and commitment of cash and other resources. In addition, there are frequently delays associated with educating customers as to the productive applications of our products, complying with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain of our foreign customers have lengthy purchasing cycles that may increase the amount of time it takes us to place our products with these customers. For these and other reasons, the sales cycle associated with the licensing and selling of our products is lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance evaluations, both of which are beyond our control. Because of the lengthy sales cycle and the large size of customers’ average orders, if revenue projected from a specific customer for a particular quarter is not realized in that quarter, our product revenues and operating results for that quarter could be negatively affected. We expect revenues to vary significantly as a result of the timing of product purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

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

While we believe that our trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we may still receive future communications from third parties asserting that we are infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management attention. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business, or, if obtainable, such licenses may not be available on commercially reasonable terms, either of which could prevent our ability to operate our business.

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

Failure to manage future growth could hinder the future success of our business.

Our personnel, systems, procedures and controls may not be adequate to support our existing and future operations. To accommodate any potential future growth and to compete effectively and manage future growth, if any, we must continue to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our work force. We must continue to further develop our products and services while we manage anticipated growth by implementing effective planning and operating processes, such as continuing to implement and improve our operational, financial and management information systems; hiring and training additional qualified personnel; continuing to expand and upgrade our core technologies; and effectively managing multiple relationships with various customers, joint venture and technological partners and other third parties.

We depend on our key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

We believe that our future success will depend to a significant extent upon the services of Scott K. Ginsburg, our Chairman of the Board and Chief Executive Officer; and Omar A. Choucair, our Chief Financial Officer. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

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

Our classified board might discourage the acquisition of a controlling interest of our stock because such acquirer would not have the ability to replace our directors, except as the term of each class expires. Our directors are divided into three classes with respect to the time for which they hold office. The term of office of one class of directors expires at each annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

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

Our executive officers and directors and their respective affiliates own approximately 42% of our common stock, not including options or warrants to purchase additional shares of common stock. As a result, these shareholders are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control even if a change of control is in the best interest of all shareholders.

We face risks associated with being delisted from the Nasdaq National Market.

The holders of our common stock currently enjoy a substantial benefit in terms of liquidity by having such common stock listed on the Nasdaq National Market. This benefit would be lost if we were to be delisted from the Nasdaq National Market. Nasdaq rules require, among other things, that our common stock trade at $1 per share or more on a consistent basis. While we believe we are currently in compliance with Nasdaq’s listing requirements and corporate governance rules, we cannot assure the investor that this is the case or that we will be able to continue to keep our common stock listed on the Nasdaq National Market or a similar securities exchange.

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

We obtain our local access transmission services and long distance telephone access through contracts with Sprint and MCI that expire in 2005. Our agreements with Sprint and MCI provide for reduced pricing on various services provided in exchange for minimum purchases under the contracts of $2.0 million and $0.5 million per year, respectively. The agreement provides for certain achievement credits once specified purchase levels are met. Any material interruption in the supply or a material change in the price of either local access or long distance carrier service could increase our costs or cause a significant decline in our revenues, thereby decreasing our operating results.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. As of December 31, 2003, the Company had $5.6 million outstanding under its credit facility and other variable rate debt. A one-percentage point increase in the variable interest rate based on debt amounts outstanding would result in approximately $44,000 reduction in annual pre-tax earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company’s Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, in a timely manner.

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of controls and procedures is effective.

The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg (1)	51	Chief Executive Officer and Chairman of the Board	2004
Omar A. Choucair	41	Chief Financial Officer and Director	2006
David M. Kantor (1)	46	Director	2006
Cappy R. McGarr (2)	51	Director	2005
Kevin C. Howe (2)	54	Director	2005

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee; see Resignation of Directors for notes with respect to composition of the audit committee.

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities as Chief Executive Officer, but Mr. Ginsburg remained the Company’s Chairman. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of the Company in November 2003. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media (now AMFM Corporation). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

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

Resignation of Directors

Two members of the Board of Directors resigned their Board positions subsequent to the annual shareholder’s meeting that took place on November 18, 2003. Lawrence D. Lenihan resigned on January 9, 2004 and Robert J. Schlegal resigned on December 23, 2003. Both individuals resigned their positions without any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

OTHER INFORMATION

In September 1999, a civil lawsuit was filed by the SEC in the United States District Court for the Southern District of Florida against Scott Ginsburg, the Chairman of the Board of the Company, his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. (“EZ”) and in 1997 regarding the securities of Katz Media, Inc. (“Katz”). The lawsuit further alleged that Mr. Ginsburg’s father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz, and subsequently profited from the sale of such securities.

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

On February 13, 2003, the SEC filed a Notice of Appeal, seeking to reverse the Court’s decision and challenging the Court’s earlier refusal to impose an injunction against Mr. Ginsburg. The appeal is pending.

SECTION 16 (a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2003 fiscal year, the Company believes that all reporting requirements under Section 16 (a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2003 fiscal year.

Certain other information required by this item is incorporated by reference to the section captioned “Directors” in the Proxy Statement.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Page
Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the three years ended December 31, 2003	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2003	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2003	F-6
Notes to Consolidated Financial Statements	F-7

2. FINANCIAL STATEMENT SCHEDULES
II—Valuation and Qualifying Accounts	S-1

3. EXHIBITS

Exhibit Number		Exhibit Title

3.1	(a)	Certificate of Incorporation of registrant.

3.2	(a)	Bylaws of registrant, as amended to date.

4.1	(b)	Form of Common Stock Certificate.

10.1	(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2	(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3	(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4	(b)	Form of Restricted Stock Agreement. *

10.5	(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6	(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7	(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8	(i)	Credit Agreement, dated as of June 1, 2001, between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.9	(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10	(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders

10.11	(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12	(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13	(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14	(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.15	(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16	(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

10.17	(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18	(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

10.19	(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

10.20	(k)	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders

10.21	**	Employment Agreement, dated December 10, 2003, between Digital Generation Systems, Inc. and Omar Choucair, Chief Financial Officer.

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of KPMG LLP

24.1	**	Power of Attorney (included on signature page)

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications

32.1	**	Section 1350 Certifications

(a)	Incorporated by reference to exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 27, 2003.

(b)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203).

(c)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

(d)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed November 13, 1996.

(e)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the Commission.

(f)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-3 filed on December 31, 1998.

(g)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 29, 1999.

(h)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed May 11, 2000.

(i)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001

(j)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 27, 2003. The registrant has requested confidential treatment with respect to certain portions of this exhibit.

(k)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on May 15, 2003

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(b)	Reports on Form 8-K

Current report on Form 8-K dated February 20, 2004, furnishing its press release announcing financial results for the three and twelve month periods ended December 31, 2003.

Current report on Form 8-K dated February 20, 2004, furnishing its press release outlining strategies for growth in 2004.

(c)	Exhibits

See Item 15 (a) (3) above.

(d)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: March 12, 2004	By:	/S/ SCOTT K GINSBURG

Scott K. Ginsburg Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott K. Ginsburg and Omar A. Choucair, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT K GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 12, 2004

/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2004

/s/ DAVID M. KANTOR David M. Kantor	Director	March 12, 2004

/s/ CAPPY MCGARR Cappy McGarr	Director	March 12, 2004

/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 12, 2004

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Digital Generation Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

KPMG LLP

Dallas, Texas

February 12, 2004

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2003	December 31, 2002
Assets
CURRENT ASSETS:
Cash and cash equivalents	$7,236	$2,527
Accounts receivable (less allowance for doubtful accounts of $588 in 2003 and $1,114 in 2002)	9,288	12,971
Inventories	2,114	2,195
Deferred income taxes	301	239
Other current assets	827	605

Total current assets	19,766	18,537

Property and equipment, net	9,735	12,757
Goodwill, net	48,759	53,306
Deferred income taxes	4,054	—
Intangible and other assets, net	10,619	12,605

TOTAL ASSETS	$92,933	$97,205

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,980	$4,362
Accrued liabilities	3,687	4,946
Deferred revenue, net	2,650	3,283
Current portion of long-term debt and capital leases	3,247	5,469

Total current liabilities	12,564	18,060

Deferred revenue, net	2,495	5,145
Long-term debt and capital leases, net of current portion	2,400	4,548
Deferred income taxes	—	239

TOTAL LIABILITIES	17,459	27,992

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares at December 31, 2003; 72,118 issued and 72,095 outstanding at December 31, 2003 and 70,834 issued and 70,811 outstanding at December 31, 2002	72	72
Additional paid-in capital	267,885	265,928
Accumulated deficit	(192,382)	(196,581)
Receivables from issuance of common stock	—	(105)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	75,474	69,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,933	$97,205

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For years ended December 31,
	2003	2002	2001
Revenues:
Audio and video content distribution	$47,928	$53,144	$50,447
Product sales	6,401	8,045	13,875
Other	3,358	5,105	6,378

Total revenues	57,687	66,294	70,700

Cost of revenues:
Audio and video content distribution	23,870	26,336	27,762
Product sales	3,851	4,673	5,392
Other	1,486	2,319	4,259

Total cost of revenues	29,207	33,328	37,413

Operating expenses:
Sales and marketing	4,499	5,005	5,615
Research and development	3,289	3,941	4,604
General and administrative expenses	7,142	9,642	12,187
Restructuring charges	—	771	791
Depreciation and amortization	7,897	7,390	17,065

Total operating expenses	22,827	26,749	40,262

Income (loss) from operations	$5,653	$6,217	$(6,975)
Other (income) expense:
Interest income and other (income) expense, net	99	(20)	282
Interest expense	864	1,540	1,772

Net income (loss) before income taxes and cumulative effect of change in accounting principle	$4,690	$4,697	$(9,029)
Provision for income taxes	491	1,848	—

Net income (loss) before cumulative effect of change in accounting principle	4,199	2,849	(9,029)

Cumulative effect of change in accounting principle	—	(130,234)	—

Net income (loss)	$4,199	$(127,385)	$(9,029)

Basic net income (loss) per common share before cumulative effect of change in accounting principle	$0.06	$0.04	$(0.13)

Diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.06	$0.04	$(0.13)

Basic net income (loss) per common share	$0.06	$(1.80)	$(0.13)

Diluted net income (loss) per common share	$0.06	$(1.80)	$(0.13)

Basic weighted average common shares outstanding	71,367	70,718	70,443

Diluted weighted average common shares outstanding	74,891	70,807	70,443

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2000	41,660	$42	(463)	$(971)	$49,598	$—	$(60,167)	$(11,498)

Shares issued to effect DGS/StarGuide merger	27,796	28	440	870	211,591	(93)	—	212,396
Musicam Express acquisition	693	1	—	—	3,999	—	—	4,000
Exercise of stock options	611	1	—	—	367	—	—	368
Issuance of common stock under employee stock purchase plan	47	—	—	—	74	—	—	74
Noncash stock compensation	—	—	—	—	371	—	—	371
Net loss	—	—	—	—	—	—	(9,029)	(9,029)

Balance at December 31, 2001	70,807	$72	(23)	$(101)	$266,000	$(93)	$(69,196)	$196,682

Exercise of stock options	1	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	—	—	21	—	—	21
Note receivable issued to employee for exercise of stock options	—	—	—	—	—	(105)	—	(105)
Collection of note receivable from former employee	—	—	—	—	(93)	93	—	—
Net loss	—	—	—	—	—	—	(127,385)	(127,385)

Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213

Exercise of stock options	1,271	—	—	—	1,887	—	—	1,887
Issuance of common stock under employee stock purchase plan	13	—	—	—	15	—	—	15
Tax benefits from employee stock option plans	—	—	—	—	55	—	—	55
Repayment of Shareholder note receivable	—	—	—	—	—	105	—	105
Net income	—	—	—	—	—	—	4,199	4,199

Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$—	$(192,382)	$75,474

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,199	$(127,385)	$(9,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,104	5,312	4,550
Amortization of goodwill and other intangibles	3,793	2,078	12,515
Impairment of goodwill	—	130,234	—
Noncash stock award charges	—	—	371
Deferred income taxes	193	791	—
Tax benefits from employee stock options	55	—	—
Provision for doubtful accounts	73	715	1,954
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	3,610	156	301
Inventories	81	(68)	46
Other assets	(1,332)	(853)	1,033
Accounts payable and accrued liabilities	(2,641)	(201)	(3,214)
Deferred revenue, net	(3,283)	(3,284)	(3,593)

Net cash provided by operating activities	8,852	7,495	4,934

Cash flows from investing activities:
Purchases of property and equipment	(1,082)	(723)	(3,219)
Acquisitions, net of cash acquired	—	—	(768)
Loan to employee for issuance of common stock	—	(105)	—

Net cash used in investing activities	(1,082)	(828)	(3,987)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,902	21	442
Payment of shareholder note receivable	105	—	—
Payments to secure financing	(698)	(112)	(977)
Borrowings under long-term debt	9,000	6,500	40,864
Payments on long-term debt	(13,370)	(13,273)	(41,443)

Net cash used in financing activities	(3,061)	(6,864)	(1,114)

Net increase (decrease) in cash and cash equivalents	4,709	(197)	(167)
Cash and cash equivalents at beginning of year	2,527	2,724	2,891

Cash and cash equivalents at end of year	$7,236	$2,527	$2,724

Interest paid	$465	$1,181	$928

Noncash financing activities:
Property and equipment acquired through capital lease	$—	$—	$1,569

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Digital Generations Systems, Inc. (the “Company”) owns a nationwide digital network that beneficially links more than 5,000 advertisers and advertising agencies with more than 6,700 radio stations and over 1,875 broadcast and cable television destinations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2003 and 2002, cash equivalents consisted primarily of investments in U.S. money market funds.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of assets using the straight-line method. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from 2 to 7 years for network equipment, 3 to 5 years for office equipment and furniture and 3 to 6 years for leasehold improvements.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development and other costs incurred for the creation of internal use software are capitalized when the preliminary project stage is completed and only costs incurred during the application development stage are capitalized. Upon completion of the project, amortization is initiated and capitalized software development costs are amortized over their estimated useful lives, generally expected to be 3 years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currencies

The Company provides services to certain entities located outside of the United States of America. Gains (losses) on foreign currency transactions of $6, $(3) and $(28) were recognized for the years ended December 31, 2003, 2002 and 2001, respectively and are included in interest and other (income) expense in the consolidated statements of operations.

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts).

	2003	2002	2001
Net income (loss):
As reported	$4,199	$(127,385)	$(9,029)
Stock-based employee compensation cost included in reported net income, net of related tax effects	—	—	156
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(552)	(1,456)	(3,296)

Pro forma	$3,647	$(128,841)	$(12,169)

Basic earnings per share of common stock:
As reported	$0.06	$(1.80)	$(0.13)
Pro forma	$0.05	$(1.82)	$(0.17)
Diluted earnings per share of common stock:
As reported	$0.06	$(1.80)	$(0.13)
Pro forma	$0.05	$(1.82)	$(0.17)

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.9%, 4.1% and 5.1%; a dividend yield of 0%; expected terms of 3.5, 3.1 and 3.4 years; and volatility factors of the expected market price of the Company’s common stock of 77%, 100% and 136%.

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

During the year ended December 31, 2003, the Company had no customers that accounted for more than 10% of the Company’s total revenue. During the year ended December 31, 2002, the Company had one customer, BBDO, that accounted for $7.8 million (12%) of its revenue. No single customer accounted for more than 10% of the Company’s revenue during the year ended December 31, 2001.

3. Acquisitions:

During January 2001, the Company completed its merger with StarGuide, which was accounted for under the purchase method of accounting. In this merger, the holders of StarGuide common stock received approximately 1.7332 shares of the Company’s common stock for each StarGuide share held, and the holders of Company common stock continued to hold their shares. StarGuide effectively issued approximately 27,796,000 shares of common stock as a result of the merger. StarGuide was the acquirer for financial reporting purposes. The total purchase consideration of $217.2 million included $212.6 million related to the fair value of the Company’s common stock (at $6.50 per share), options and warrants and merger transaction costs of $4.6 million. The purchase price was allocated to working capital ($6.0 million), property and equipment ($15.0 million), other assets ($0.4 million), long-term debt ($1.7 million) and identifiable intangible assets ($16.0 million) based on their fair values. The Company also acquired Net Operating Loss Carryforwards (NOL’s) as a result of the merger. These NOL’s were fully reserved as part of the original purchase price allocation. During 2002 and 2003, purchased NOL’s were utilized to offset federal income taxes, resulting in purchase price adjustments to goodwill. In addition, during the third quarter of 2002, the Company recorded certain adjustments to the original purchase price allocation related to the components of property and equipment. The net impact of these adjustments was insignificant to the Company’s results of operations and financial position for all periods subsequent to the acquisition. The excess of purchase price over fair value of net assets acquired of $181.5 million was allocated to goodwill and was being amortized over a 20-year period during the year ended December 31, 2001. For the year ended December 31, 2002, goodwill amortization was discontinued in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” with $130.2 million being recorded as a change in accounting principle.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories:

Inventories as of December 31, 2003 and 2002 are summarized as follows (in thousands) :

	2003	2002
Raw materials	$697	$724
Work-in-process	631	677
Finished goods	786	794

Total inventories	$2,114	$2,195

5. Property and Equipment:

Property and equipment as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Network equipment	$18,624	$17,818
Office furniture and equipment	5,829	5,626
Leasehold improvements	665	622

	25,118	24,066
Less accumulated depreciation and amortization	(15,383)	(11,309)

	$9,735	$12,757

During the second quarter of 2003, the Company increased its estimate of the useful lives of its network equipment from 5 to 7 years. This change had the effect of decreasing depreciation expense and increasing net income by $0.8 million for the year ended December 31, 2003. Basic earnings per share was not affected while diluted earnings per share was increased by $0.01 on a year to date basis only, before taxes. The increase in estimated useful lives was based on the Company’s planned usage of such equipment.

6. Intangible and Other Assets:

Other assets as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Brand name	$8,804	$8,804
Customer relationships	3,044	3,044
Other assets	6,443	4,685

	18,291	16,533
Less: accumulated amortization	(7,672)	(3,928)

	$10,619	$12,605

During July 2003, the Company settled an outstanding patent case and, based on the settlement, amortized all fees related to the case. As a result of the settlement, the Company recorded approximately $1.5 million in amortization expense during the year ended December 31, 2003 related to the settlement.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following adjusts reported net income (loss) before cumulative effect of change in accounting principle and earnings (loss) per share before cumulative effect of change in accounting principle to exclude goodwill amortization (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$4,199	$(127,385)	$(9,029)
Goodwill amortization	—	—	9,545
Employee workforce amortization	—	—	1,391

Adjusted net income (loss)	$4,199	$(127,385)	$1,907

Reported basic and diluted earnings (loss) per share	$0.06	$(1.80)	$(0.13)
Goodwill amortization per share	—	—	0.16

Adjusted basic and diluted earnings (loss) per share	$0.06	$(1.80)	$0.03

Goodwill totaled $48.8 million at December 31, 2003 and $53.3 million at December 31, 2002. The changes in the carrying value of goodwill by segment for the twelve months ended December 31, 2003 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Total
Balance as of December 31, 2001	$183,228	$183,228
Reclassification of employee workforce	1,726	1,726
Final purchase price adjustments	(623)	(623)
Reversal of deferred tax valuation allowance	(791)	(791)
Impairment loss	(130,234)	(130,234)

Balance at December 31, 2002	53,306	53,306

Reversal of deferred tax valuation allowance	(4,547)	(4,547)

Balance at December 31, 2003	$48,759	$48,759

Intangible assets as of December 31, 2003 and December 31, 2002 are as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2003
Customer relationships	3 years	$3,044	$(3,044)	$—
Brand name	20 years	8,804	(1,321)	7,483

		$11,848	$(4,365)	$7,483

December 31, 2002
Customer relationships	3 years	$3,044	$(2,029)	$1,015
Brand name	20 years	8,804	(881)	7,923

		$11,848	$(2,910)	$8,938

In accordance with SFAS No. 142, the net book value of the Company’s employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangible assets totaled $3.8 million, $1.5 million and $2.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2003 is as follows (in thousands):

2004	$440
2005	440
2006	440
2007	440
2008	440
Thereafter	5,283

$7,483

7. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	2003	2002
Telecommunications costs	$112	$489
Employee compensation	701	707
Merger liabilities	1,020	1,020
Property tax liabilities	428	439
Lease obligations	151	251
Other	1,275	2,040

	$3,687	$4,946

8. Deferred Revenue, net:

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

Revenues and cost of revenues under these two contracts were (in thousands) $5,109 and $1,826, respectively during 2003 and $5,109 and $1,826, respectively during 2002 and $5,025 and $1,783, respectively, during 2001.

The components of deferred revenue at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred revenue	$7,794	$12,903
Deferred cost of revenue	(2,649)	(4,475)

	5,145	8,428
Less current portion	(2,650)	(3,283)

	$2,495	$5,145

9. Long-Term Debt:

Long-term debt as of December 31, 2003 is summarized as follows (in thousands):

Term loan	$5,600
Capital lease obligations	47

5,647
Less current portion	(3,247)

$2,400

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2003, the Company signed a new long-term credit agreement with its current lender that included a term loan, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $24.5 million, which matures on May 5, 2006. There was $5.6 million outstanding under the term loan while there were no amounts outstanding under the revolving credit facility at December 31, 2003. Approximately $6.5 million was available for borrowing under the revolving credit facility. The proceeds from the term loan were used to refinance the Company’s outstanding debt of $8.0 million. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended December 31, 2003. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement. At December 31, 2003, the weighted average interest rate on outstanding borrowings was 4.68%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit.

The following table details future debt repayments under the Company’s credit facility:

2004	$3,200
2005	2,400

$5,600

On July 3, 2003, the Company executed an amendment to its long-term credit agreement that added a new lender to the facility and increased the revolving credit facility by $7.5 million to $32 million.

10. Income Taxes:

Components of deferred tax assets at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred Tax Assets
Net operating loss carryforwards	$23,727	$26,512
Current temporary differences	879	764
Other	764	690

Total gross deferred tax assets	25,370	27,966
Less valuation allowance	(16,668)	(22,621)

Net deferred tax assets after valuation allowance	$8,702	$5,345

Deferred Tax Liabilities
Non-deductible intangibles and fixed asset basis	(4,347)	(5,345)

Net deferred tax assets	$4,355	$—

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s net income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

	2003	2002	2001
Expected tax expense (benefit)	$1,595	$1,597	$(3,070)
State income taxes, net of federal benefit	239	251	—
Alternative minimum taxes	136	—	—
Other	(73)	—	—
Non-deductible amortization of goodwill and other intangibles	—	—	3,070
Utilization of acquired deferred tax assets recorded as reduction to goodwill	4,547	791	—
Valuation allowance	(5,953)	(791)	—

	$491	$1,848	$—

The net operating losses (NOL) carryforwards of approximately $63.3 million will expire on various dates ranging from 2016 to 2020. Utilization of approximately $31.0 million of these carryforwards will be limited on an annual basis as a result of the merger, pursuant to Section 382 of the Internal Revenue Code.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes. During 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.9 million. The remaining $1.6 million reduction in the valuation allowance was due to the reduction in net deferred tax assets attributable to 2003 income.

11. Employee Benefit Plan:

The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least 90 days of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2003 of $12,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants’ compensation. The Company made no contributions to the plan in 2003, 2002 or 2001.

12. Stockholders’ Equity (Deficit):

Warrants

The Company has issued warrants in connection with certain financing and leasing transactions as well as through common stock offerings. All outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2003 expire on various dates from 2004 through 2008. A summary of outstanding warrants at December 31, 2003, 2002 and 2001 and changes during the years then ended follows:

	2003		2002		2001
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	8,544,870	$2.48	8,544,870	$2.48	4,766,300	$2.62
Issued as a result of merger	—	—	—	—	3,891,070	3.57
Canceled	(1,165,752)	3.62	—	—	(112,500)	7.20

Outstanding at end of the year	7,379,118	$2.30	8,544,870	$2.48	8,544,870	$2.48

13. Stock Plans:

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company’s fixed plan stock options at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	9,050,501	$2.49	8,055,828	$2.92	5,356,888	$1.75
Issued as a result of the merger	—	—	—	—	3,427,608	4.78
Granted	1,484,571	$1.53	2,747,724	$1.15	1,811,500	3.22
Exercised	(1,270,604)	$1.66	(500)	$0.30	(609,810)	1.26
Canceled	(2,097,048)	$2.49	(1,752,551)	$2.38	(1,930,358)	3.93

Outstanding at end of the year	7,167,420	$2.42	9,050,501	$2.49	8,055,828	$2.92

Exercisable at end of the year	5,447,991	$2.69	6,341,868	$2.79	6,090,862	$2.69
Weighted average fair value of options granted		$0.80		$0.76		$2.31

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.89—$1.14	1,605,530	8.75 years	$1.05	708,711	$1.08
$1.15—$1.29	1,786,847	7.65 years	$1.22	1,439,045	$1.18
$1.44—$2.94	1,717,055	7.43 years	$2.29	1,366,111	$2.24
$3.00—$6.38	2,057,988	6.75 years	$4.64	1,934,124	$4.72

$0.89—$6.38	7,167,420			5,447,991

As of December 31, 2003, there were 9,789,771 shares available for future grant under the stock option plans.

14. Commitments and Contingencies:

(a) Leases

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

At December 31, 2003, future minimum annual payments under capital leases and non-cancelable operating leases are as follows (in thousands):

		Payments Due Per Period
Contractual Obligation	Total	2004	2005	2006	2007	2008
Capital Leases	$47	47	—	—	—	—
Operating Leases	$4,902	2,128	1,670	1,104	—	—

The present value of obligations under capital lease was $43, of which $43 is classified as a current liability.

Rent expense totaled $2,419, $2,603 and $2,908 in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company has non-cancelable future minimum purchase commitments with its telephone service providers of approximately $2.5 million for each of 2004 and 2005.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Litigation

On October 12, 2001, StarGuide filed a complaint against Williams Communications Group, Inc. (“Williams”) in the United States District Court for the District of Nevada alleging that Williams has willfully infringed three StarGuide patents. On March 4, 2002, StarGuide opposed Williams’ motion for summary judgment and moved to amend its complaint to add Williams Communications, LLC (“WCL”), a subsidiary of Williams, as a party defendant. On July 3, 2002, WCL answered StarGuide’s complaint and asserted counterclaims seeking a declaratory judgment that the StarGuide patents are invalid and not infringed. On July 28, 2003, StarGuide, DGS, Williams and WCL reached a settlement resolving all litigation. Both lawsuits were dismissed as part of the settlement and the company expensed related patent defense costs totaling $1.5 million.

15. Net Income (Loss) Per Share:

Under SFAS No. 128, “Earnings per Share,” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding common stock and common stock equivalents during the period. Due to losses for fiscal year 2001, inclusion of common stock equivalents would be anti-dilutive. Therefore, basic and diluted loss per share for the Company are the same for that year.

A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2003 follows (in thousands, except per share amounts):

	2003	2002	2001
Basic:
Net income (loss) applicable to common shareholders	$4,199	$(127,385)	$(9,029)
Weighted average shares outstanding	71,367	70,718	70,443

Net loss per share	$0.06	$(1.80)	$(0.13)

Diluted:
Net income (loss) applicable to common shareholders	$4,199	$(127,385)	$(9,029)

Weighted average shares outstanding	71,367	70,718	70,443
Add: Net effect of potentially dilutive shares	3,524	89	—

Total shares	74,891	70,807	70,443

Net income (loss) per share	$0.06	$(1.80)	$(0.13)

16. Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2003		June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$15,656		$15,294	$13,357	$13,380
Gross profit	7,891		7,875	6,408	6,306
Net income	1,090		815	1,880	414
Earnings per share	$0.02		$0.01	$0.03	$0.01

	Quarter Ended
	March 31, 2002		June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$14,997		$16,039	$16,421	$18,837
Gross profit	6,366		8,049	8,223	10,328
Net income (loss)	(130,754	)(1)	713	717	1,939
Earnings (loss) per share	$(1.85)		$0.01	$0.01	$0.03

(1)	Includes cumulative effect of implementation of SFAS No. 142 of $130.2 million.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Information:

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

	Year ended December 31, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$55,148	$2,539	$—	$57,687
Interest expense	864	—	—	864
Depreciation and amortization expense	7,782	115	—	7,897
Net income	$4,384	$(185)	$—	$4,199

Purchases of property and equipment	$1,062	$20	$—	$1,082

Total assets	$131,834	$3,381	$(42,282)	$92,933

	Year ended December 31, 2002
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$62,728	$3,566	$—	$66,294
Interest expense	(1,539)	(1)	—	(1,540)
Depreciation and amortization expense	(7,375)	(15)	—	(7,390)
Impairment loss	(130,234)	—	—	(130,234)
Net income (loss)	$(127,552)	$167	$—	$(127,385)

Purchases of property and equipment	$706	$17	$—	$723

Total assets	$130,791	$3,027	$(36,613)	$97,205

	Year ended December 31, 2001
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$65,228	$5,472	$—	$70,700
Interest income	130	2	—	132
Interest expense	(1,772)	—	—	(1,772)
Depreciation and amortization expense	(16,984)	(81)	—	(17,065)
Net income (loss)	$(9,175)	$146	$—	$(9,029)

Purchases of property and equipment	$3,191	$28	$—	$3,219

Total assets	$244,207	$2,819	$(11,226)	$235,800

(a)	Other includes operations of Corporate Computer Systems, Inc. (CCS), responsible for the Company’s digital compression technology and consulting.

(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

18. New Accounting Pronouncements:

In May 2003, the FASB issued SFAS No 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The adoption of SFAS No. 143 did not have any significant impact on the Company’s financial condition or results of operations.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46R replaces FIN 46, which was issued July 1, 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. There was no effect on the Company as a result of the adoption of these rules.

FASB Interpretation No. 45 (FIN 45) enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. There was no effect on the Company as a result of the adoption of this rule.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The adoption of EITF 00-21 had no impact on the Company’s financial statements.

19. Subsequent Event

On January 22, 2004, the Company filed a Registration Statement on Form S-3 with the SEC using a shelf registration process. Under the shelf registration process, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Other		Write- offs	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended:
December 31, 2001	$847	1,954	2,907	(a)	(2,825)	$2,883
December 31, 2002	$2,883	715	—		(2,484)	$1,114
December 31, 2003	$1,114	73	—		(599)	$588

(a)	Represents allowance assumed as a result of the merger between DGS and StarGuide in January 2001.

S-1