Form 10-K/A
period 2003-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2004-04-29
CIK 934448

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

As of March 31, 2004, the registrant had 72,219,953 shares of Common Stock outstanding.

AMENDMENT NO. 1

The undersigned Registrant hereby amends Part III, to read as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg (2)	51	Chairman of the Board and Chief Executive Officer	2004
Omar A. Choucair	41	Chief Financial Officer and Director	2006
David M. Kantor (2)	46	Director	2006
Cappy R. McGarr (1)	52	Director	2005
Kevin C. Howe (1)	54	Director	2005

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities as Chief Executive Officer, but Mr. Ginsburg remained the Company’s Chairman. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of the Company in November 2003. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media Corporation (now AMFM, Inc.). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

Omar A. Choucair joined the Company as Chief Financial Officer in July 1999. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM, Inc. (formerly Chancellor Media Corporation), and served as Vice President of Finance for Evergreen Media before it was acquired by Chancellor Media in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University and became a Director in February 2001.

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

Kevin C. Howe is the Managing Partner of Mercury Ventures and has been a member of the Board of Directors of the Company since February 2001. Mercury Ventures manages three different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of The Sage Group, plc. which is traded on the London Stock Exchange. Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was CEO of the US operations of The Sage Group, plc. and responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

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

On February 13, 2003, the Securities and Exchange Commission filed a Notice of Appeal, seeking to reverse the Court’s decision and challenging the Court’s earlier refusal to impose an injunction against Mr. Ginsburg. On March 19, 2004 a decision of a three-judge panel of the Eleventh Circuit U.S. Court of Appeals reversed the decision by the U.S. District Court for the Southern District of Florida on December 19, 2002. The Court of Appeals (i) reinstated the jury verdict that Mr. Ginsburg had, in matters unrelated to the Company, violated Sections 10(b) and 14(e) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14e-3 thereunder, (ii) reinstated a $1 million civil penalty against Mr. Ginsburg and (iii) remanded the case to the District Court with instructions to enjoin Mr. Ginsburg from violations of the federal securities laws and regulations. The Court of Appeals did not bar Mr. Ginsburg from serving as an officer or director of a public company and the Company’s Board immediately and unanimously moved to affirm Mr. Ginsburg in his capacity as CEO and Chairman of the Board of Directors.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of Cappy McGarr and Kevin Howe. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of Nasdaq and Section 10A(m)(3) of the Exchange Act. Currently, the Audit Committee does not have an “audit committee financial expert” as defined in the rules and regulations of the Securities and Exchange Commission. Although the Board of Directors has determined that each of the committee members possesses the necessary skills and qualifications to critically analyze our financial statements and financial reporting process and to perform the other duties required of service on the committee, the Board has not determined that any of the current committee members meets the definition of an “audit committee financial expert” as set forth by the Securities and Exchange Commission. The Board is actively searching for a new director to act as an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics that applies to all our officers and employees. A copy of the code of ethics is available, without charge, upon request, by addressing your request to: Corporate Secretary, Digital Generation Systems, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, TX 75039 and on our website at www.dgsystems.com. We will disclose any amendments to our code of ethics and all waivers from any provisions of our code of ethics granted to any of our executive officers on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2003 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2003 fiscal year, except that a Form 4 filing required of Scott K. Ginsburg was filed late.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “Named Officers”).

Name and Principal Position	Year	Annual Compensation								Long-Term Compensation Awards
		Salary			Bonus		Other Annual Compensation			Securities Underlying Options
Scott K. Ginsburg Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	250,000 250,000 250,000		$ $ $	— — —	$ $ $	12,000 755,848 167,542	(2) (1) (1)	— 25,000 50,000

Omar A. Choucair Chief Financial Officer	2003 2002 2001	$ $ $	184,731 175,000 175,000		$ $ $	— 21,250 —	$ $ $	500 — —	(2)	25,000 250,000 50,000

Matthew E. Devine Former Chief Executive Officer	2003 2002 2001	$ $ $	243,862 250,000 250,000	(3)	$ $ $	— — —	$ $ $	11,076 12,000 12,000	(2) (2) (2)	— 525,000 50,000

Jeffrey A. Dankworth Former President of StarGuide Digital Networks, Inc.	2003 2002 2001	$ $ $	101,292 250,000 250,000	(5)	$ $ $	— — —	$ $ $	4,153 10,800 10,800	(2) (2) (2)	— 25,000 50,000

Robert C. Ryan Former General Intellectual Property Counsel of StarGuide Digital Networks, Inc.	2003 2002 2001	$ $ $	127,382 275,000 275,000	(6)	$ $ $	— — —	$ $ $	4,433 19,895 420,733	(4) (4) (4)	— 25,000 50,000

(1)	For 2002, represents reimbursement of automobile expenses ($32,612), travel expenses incurred during 1999 and 2000 but not reimbursed by the Company until 2002 ($706,305) and miscellaneous expenses ($16,931). For 2001, represents reimbursement of automobile expenses ($12,000) and travel expenses incurred during 1999 and 2000 ($155,542). Effective January 1, 2001, the Company ceased reimbursement of expenses related to Mr. Ginsburg’s airplane incurred after such date.
(2)	Reimbursement of automobile expenses.
(3)	Represents compensation through termination date. Mr. Devine resigned as Chief Executive Officer effective November 18, 2003.
(4)	For 2003 and 2002, includes medical expense reimbursement of $4,433 and $19,895, respectively. For 2001, includes forgiveness of loan ($400,000) and medical expense reimbursement ($20,733).
(5)	Represents compensation through termination date. Mr. Dankworth resigned as President of StarGuide Digital Networks, Inc. effective May 14, 2003.
(6)	Represents compensation through termination date. Mr. Ryan resigned as General Intellectual Property Counsel of StarGuide Digital Networks, Inc. effective April 16, 2003.

Stock Option Grants

The following table contains information concerning the stock option grants made to any of the Named Officers in 2003. No stock appreciation rights were granted to any Named Officer during such year.

Name	Individual Grant (1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
	Number of Securities Underlying Options Granted	% Of Total Options Granted to Employees In 2003	Exercise Price Per Share	Expiration Date	5%	10%
Omar A. Choucair	25,000	1.9%	$2.60	05/16/10	$26,462	$61,667

(1)	The option listed above has a term of 7 years, subject to earlier termination upon termination of employment. In the event of a merger of the Company with or into another corporation or other legal entity, where vested options have not been assumed or substituted by such successor corporation or other entity, such options will be exercisable for a period of 15 days from the date of notice thereof, and will terminate upon the expiration of such period. The Company’s 1992 Stock Option Plan provides that upon a change in control, the unvested options granted to each of the Company’s executive officers will be subject to accelerated vesting to the extent of 50% of such unvested options. A change in control is defined as (i) a merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, or (ii) certain changes in the majority composition of the Company’s Board of Directors during a 24-month period, which changes are not initiated by the Board of Directors.

Stock Option Exercises

The following table sets forth information concerning option exercises during the 2003 fiscal year and option holdings as of the end of the 2003 fiscal year with respect to any of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott K. Ginsburg	—	$—	481,217	27,083	$45,549	$12,865
Matthew E. Devine	—	$—	1,987,989	323,459	$600,549	$349,359
Omar A. Choucair	—	$—	581,133	167,187	$122,720	$128,645
Jeffrey A. Dankworth	—	$—	—	—	$—	$—
Robert C. Ryan	378,223	$208,919	—	—	$—	$—

(1)	Based on the fair market value of the Company’s common stock at December 31, 2003, of $2.24 per share, less the exercisable price payable for each share.

Director Compensation

Non-employee Directors are entitled to compensation of $2,500 per meeting plus $1,000 per audit committee meeting. Employee Directors are not compensated for their participation as Directors. In addition, non-employee Directors receive reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Company’s Board of Directors and the committees thereof. The Company does not pay compensation for special assignments of the Board of Directors.

Non-employee Board members are eligible for option grants pursuant to the provisions of the Company’s 1995 Director Option Plan. The exercise price per share of all options granted under the 1995 Director Option Plan must be equal to the fair market value of a share of the Company’s common stock on the date of grant of the option. The terms of the options granted are ten years.

Directors who are also employees of the Company are eligible to receive options for common stock directly under the 1992 Stock Option Plan and, if officers of the Company, are eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

Employment Contracts and Change in Control Arrangements

Pursuant to an employment agreement dated December 10, 2003 between Mr. Choucair and the Company (the “Agreement”), the Company agreed to employ Mr. Choucair as its Senior Vice President and Chief Financial Officer from the date of the Agreement through December 31, 2006. Under the Agreement, Mr. Choucair is entitled to an annualized base salary of $190,000 for the period beginning January 1, 2004, escalating by $5,000 per annum for each of the next two years. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Choucair is entitled to participate in the Company’s stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the contract. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company’s health plan.

The Agreement also includes provisions regarding severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the Agreement, if Mr. Choucair terminates his employment for Good Reason (as defined in the Agreement), he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the third anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If Mr. Choucair is terminated by the Company for Cause (as defined in the Agreement), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by Mr. Choucair, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2003 were Messrs. Ginsburg, Kantor and Schlegel. Other than Mr. Ginsburg, the Company’s Chairman of the Board and Chief Executive Officer, none of these individuals were at any time during 2003, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	8,272,646	$2.99	9,844,909
Equity compensation plans not approved by security holders	—	$—	—

Total	8,272,646	$2.99	9,844,909

(1)	This table excludes an aggregate of 6,273,892 shares issuable upon exercise of outstanding options and warrants assumed by the Company in connection with the Company’s merger with StarGuide Digital Networks, Inc. in January 2001. The weighted-average exercise price of the excluded options and warrants is $1.53 per share.
(2)	Includes 55,138 shares issuable under the Company’s Employee Stock Purchase Plan, of which approximately 5,992 shares are issuable within the current offering period, which ends on April 30, 2004.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors and the Named Officers and (iii) all then-current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of December 31, 2003, the then-current directors and executive officers of the Company owned 24,206,056 shares of Common Stock entitled to vote, representing 33.6% of the outstanding shares of Common Stock.

	Shares Beneficially Owned as of December 31, 2003 (1) (2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott Ginsburg (3) Moon Doggie Family Partnership	30,863,930	39.0%
Pequot Capital Management, Inc. (4) 500 Nyala Farm Road Westport, Connecticut 06880	5,262,686	7.2%
Matthew E. Devine (5)	3,255,016	4.4%
Omar A. Choucair (6)	703,117	1.0%
Jeffrey A. Dankworth P.O. Box 484 Verdi, NV 89439	5,091,146	7.1%
Robert C. Ryan	467,002	*
David M. Kantor (7)	70,000	*
Cappy R. McGarr (8)	214,200	*
Kevin Howe (8)	196,660	*
All current directors and executive officers as a group (9)	32,047,907	40.1%

*	Less than 1% of the outstanding shares of common stock.
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company’s knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.
(2)	The number of shares of common stock deemed outstanding as of December 31, 2003 was 72,094,841. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after December 31, 2003.
(3)	Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 20,941,197 shares held of record by Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company’s Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 484,342 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 3,008,527 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of common stock.
(4)	Based solely on a Schedule 13G filing made by Pequot Capital Management, Inc. on January 9, 2004.
(5)	Includes options exercisable into 1,990,073 shares of common stock and warrants exercisable into 303,310 shares of common stock. This includes 693,280 shares of common stock that were acquired by Mr. Devine upon conversion of shares of StarGuide Digital Networks, Inc. in connection with its merger with the Company. Such shares of StarGuide were purchased by Mr. Devine from Mr. Ginsburg pursuant to a promissory note and security agreement dated June 1, 1999. The promissory note is secured by such shares and became due in December 2003.
(6)	Includes options exercisable into 592,592 shares of common stock and warrants exercisable into 86,660 shares of common stock.

(7)	Includes options exercisable into 60,000 shares of common stock.
(8)	Includes options exercisable into 50,000 shares of common stock.
(9)	Includes options exercisable into 1,236,933 shares of commons stock and warrants exercisable into 6,604,917 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003 and 2002, the Company paid approximately $730,000 and $1,435,000, respectively, in legal fees to Latham & Watkins, a law firm for which Eric L. Bernthal is a partner. Eric L. Bernthal is a former Director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders re-elected the independent accounting firm KPMG LLP (“KPMG”) to serve as independent auditors of the Company for the year ended December 31, 2003. KPMG served as the Company’s independent auditors since 1999 and is considered by management of the Company to be well qualified. KPMG has advised the Company that neither it nor any of its members has any financial interest, direct or indirect, in the Company in any capacity.

Fee Disclosure

The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

	Year Ended December 31,
	2003	2002
Audit Fees (1)	$221,000	$209,000
Audit Related Fees	33,000	24,000
Tax Fees (2)	177,000	95,000
All other Fees	—	—

Total	$431,000	$328,000

(1)	Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

The Audit Committee has considered whether (and has determined that) the provision by KPMG of the services described under Tax Fees is compatible with maintaining KPMG’s independence from management and the Company. In addition, all of the services rendered to the Company by KPMG were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certifications
31.2*	Rule 13a-14(a)/15d-14(a) Certifications
32.1*	Section 1350 Certifications

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: April 29, 2004	By:	/S/ SCOTT K. GINSBURG
Scott K. Ginsburg
Chairman of the Board of Directors and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Amendment was signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/S/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	April 29, 2004

* Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 29, 2004

* David M. Kantor	Director	April 29, 2004

* Cappy R. McGarr	Director	April 29, 2004

* Kevin Howe	Director	April 29, 2004

By: /S/ SCOTT K. GINSBURG
Attorney-in-Fact