Form 10-Q
period 2004-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2004-05-10
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of April 30, 2004: 72,229,985

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K filed on March 12, 2004, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$6,879	$7,236
Accounts receivable, net of allowance for doubtful accounts of $510 at March 31, 2004 and $588 at December 31, 2003	9,159	9,288
Inventories	1,895	2,114
Deferred Income Taxes	301	301
Other current assets	997	827

Total current assets	19,231	19,766
Property and equipment, net	9,378	9,735
Goodwill, net	48,246	48,759
Deferred Income Taxes	4,054	4,054
Intangible and other assets, net	10,360	10,619

TOTAL ASSETS	$91,269	$92,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$1,887	$2,980
Accrued liabilities	3,298	3,687
Deferred revenue	2,271	2,650
Current portion of long-term debt and capital leases	3,214	3,247

Total current liabilities	10,670	12,564
Deferred revenue	2,053	2,495
Long-term debt	1,600	2,400

TOTAL LIABILITIES	14,323	17,459

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized—200,000 shares; 72,253 issued and 72,230 outstanding at March 31, 2004 and 72,118 issued and 72,095 outstanding at December 31, 2003	72	72
Additional paid-in capital	268,040	267,885
Accumulated deficit	(191,065)	(192,382)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	76,946	75,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,269	$92,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues:
Audio and video content distribution	$10,807	$13,170
Product sales	1,842	1,623
Other	732	863

Total revenues	13,381	15,656

Cost of revenues:
Audio and video content distribution	5,715	6,450
Product sales	840	898
Other	336	417

Total cost of revenues	6,891	7,765
Operating expenses:
Sales and marketing	1,191	1,157
Research and development	533	936
General and administrative	1,440	1,992
Depreciation and amortization	1,200	1,837

Total operating expenses	4,364	5,922

Income from operations	2,126	1,969
Other (income) expense:
Interest income and other (income) expense, net	(1)	(6)
Interest expense	271	218

Net income before income taxes	1,856	1,757
Provision for Income taxes	539	667

Net income	$1,317	$1,090

Basic net income per common share	$0.02	$0.02

Diluted net income per common share	$0.02	$0.02

Basic weighted average common shares outstanding	72,167	70,743

Diluted weighted average common shares outstanding	74,116	72,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$(192,382)	$75,474
Exercise of stock options	135	—	—	—	155	—	155
Net income	—	—	—	—	—	1,317	1,317

Balance at March 31, 2004	72,253	$72	(23)	$(101)	$268,040	$(191,065)	$76,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,317	$1,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	803	1,278
Amortization of intangible and other assets	397	559
Provision for income taxes	539	667
Provision for doubtful accounts	—	107
Changes in operating assets and liabilities:
Accounts receivable	129	1,405
Inventories	219	—
Prepaid expenses and other assets	225	(143)
Accounts payable and accrued liabilities	(2,041)	(2,323)
Deferred revenue, net	(821)	(852)

Net cash provided by operating activities	767	1,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(446)	(343)

Net cash used in investing activities	(446)	(343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	155	250
Payment of debt issuance costs	—	(50)
Proceeds from line of credit and long-term debt	—	1,000
Payments on line of credit and long-term debt	(833)	(2,710)

Net cash used in financing activities	(678)	(1,510)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(357)	(65)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,236	2,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,879	$2,462

Supplemental Cash Flow Information:
Interest paid	$132	$162
Cash paid for income taxes	$73	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to conform prior year amounts to current year classifications.

2. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, and are as follows for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$1,317	$1,090
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(113)	(367)

Pro forma	$1,204	$723

Basic earnings per share of common stock:
As reported	$0.02	$0.02
Pro forma	$0.02	$0.01
Diluted earnings per share of common stock:
As reported	$0.02	$0.02
Pro forma	$0.02	$0.01

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model. There were no grants during the first quarter of 2004 and the following assumptions were used for grants during the first quarter of 2003; risk-free interest rates of 3.0%; a dividend yield of 0%; expected life of 3.6 years; and volatility factors of the expected market price of the Company’s common stock of 79%.

3. INVENTORIES

Inventories as of March 31, 2004 and December 31, 2003 are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$660	$697
Work-in-process	639	631
Finished goods	596	786

	$1,895	$2,114

4. LONG-TERM DEBT

Pursuant to the Company’s credit agreement with its main lender, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all such covenants as of March 31, 2004. In addition, the Company pays interest on borrowings at a variable rate, currently 4.63%.

5. INCOME TAXES

Income tax expense in the amount of $0.5 million and $0.7 million has been recorded for the three months ended March 31, 2004 and 2003, respectively, and is a provision for both state and federal income taxes. The Company has recorded a valuation allowance on its net deferred tax assets. Generally accepted accounting principles require that the Company record a valuation allowance against the net deferred tax assets if it is “more likely than not” that the Company will not be able to utilize them in the future. As of March 31, 2004, and December 31, 2003, the Company has concluded that realization of $4.4 million of its tax benefits is more likely than not.

6. EARNINGS PER SHARE

Under SFAS No. 128, “Earnings per Share”, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic income per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Basic:
Net income	$1,317	$1,090
Weighted average shares outstanding	72,167	70,743

Basic net income per share	$0.02	$0.02

Diluted:
Net income	$1,317	$1,090

Weighted average shares outstanding	72,167	70,743
Add: Net effect of potential dilutive shares	1,949	1,495

Diluted weighted average shares outstanding	74,116	72,238

Diluted net income per share	$0.02	$0.02

For the three months ended March 31, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.80. As a result, 7,311,960 shares were excluded from the computation of diluted net income per share as their effect would be antidilutive. At March 31, 2003, 5,146,043 options with a weighted average exercise price of $2.38 per share and warrants to purchase 8,544,870 shares of common stock at a weighted average price of $2.48 per share had exercise prices above the average market price of $1.68. As a result, 13,690,913 shares were excluded in the computation of diluted net income per share as their effect would be antidilutive.

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

	Three months ended March 31, 2004
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$12,698	$683	$—	$13,381
Operating income	$2,172	$(46)	$—	$2,126
Total assets	$131,124	$3,434	$(43,289)	$91,269

	Three months ended March 31, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,877	$779	$—	$15,656
Operating income	$1,895	$74	$—	$1,969
Total assets	$128,656	$2,847	$(37,843)	$93,660

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

We are the leading provider of digital media distribution services to the advertising and broadcast industries. In addition, we operate this industry’s largest electronic digital distribution network. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We introduced a digital alternative to dub-and-ship delivery of spots. We bill our services on a per transaction basis on payment terms which are usually net 30 days.

Results of Operations

Revenues. Revenues for the three months ended March 31, 2004 decreased $2.3 million, or 15%, as compared to the prior year period, primarily due to the loss of a significant customer in Digital Generations Systems, Inc. (“DGS division”) and cyclical advertising patterns of a few major customers. This decrease was offset to some extent by increases in product sales at StarGuide Digital Networks, Inc. (“StarGuide division”).

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, decreased $0.9 million, or 11%, for the three months ended March 31, 2004, as compared to the prior year period, primarily due to revenue declines at the DGS division and continued cost reductions implemented during the latter part of 2003.

Research and Development. Research and development expense for the three months ended March 31, 2004 decreased $0.4 million, or 43%, as compared to the prior year period, primarily due to headcount reductions at both the DGS and StarGuide divisions, and an increase in capitalization of selected engineering salaries for internally developed software.

General and Administrative and Restructuring Charges. General and administrative expenses for the three months ended March 31, 2004 decreased $0.6 million, or 28%, as compared to the prior year period, due to aggressive cost containment by the Company’s management which included, but was not limited to, headcount reduction and office closures.

Depreciation and Amortization. Depreciation and amortization decreased $0.6 million for the three months ended March 31, 2004, or 35%, as compared to the prior year period, primarily due to the fact that certain intangible assets acquired as result of the 2001 merger between DGS and StarGuide became fully amortized during 2003. In addition, the useful lives of network equipment were also extended during the second quarter of 2003, reducing depreciation expense.

Interest and Other Expense. Interest and other expense increased $0.1 million, or 28%, for the three months ended March 31, 2004, as compared to the corresponding prior year period, due to the fact that, as a result of entering into a new credit facility in May 2003, the Company gained access to a line of credit that requires payment of commitment fees if unutilized. No such fees were required on the facility in place during the prior year.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the three months ended March 31, 2004 was $0.8 million compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2003. The decrease of $1.0 million in net cash provided by operating activities is primarily due to decreased revenues at the Company’s DGS division during the first quarter of 2004.

The Company purchased equipment and made capital additions of $0.4 million both during the three months ended March 31, 2004 as well as for the three months ended March 31, 2003. Net principal payments on long term debt and capital leases was $0.8 million for the three months ended March 31, 2004 versus $1.7 million for the three months ended March 31, 2004.

At March 31, 2004, the Company’s current sources of liquidity included cash and cash equivalents of $6.9 million while the Company’s only debt consisted of a term loan totaling only $4.8 million; the Company has a cash surplus of approximately $2.1 million. In addition, as part of the long term credit agreement entered into during 2003, the Company has access to a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $32 million, which matures on May 5, 2006. Currently, the Company may borrow up to $5.9 million based on eligible accounts receivable. Under the new long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all covenants of its credit facility as of March 31, 2004.

Finally, at March 31, 2004, the Company had positive working capital in excess of $8.6 million and also filed a shelf registration with the SEC in January 2004. As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of March 31, 2004, no shares had been sold pursuant to this registration. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Impact of Recently Issued Accounting Standards

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, replaces FIN 46, which was issued July 1, 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. There was no effect on the Company as a result of the adoption of these rules.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(b) Report on Form 8-K

Current Report on Form 8-K dated May 6, 2004, furnishing its press release regarding its results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: May 10, 2004	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (Principal Accounting Officer)