Form 10-Q
period 2004-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2004-08-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of July 31, 2004: 73,174,692

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

ITEM I.	FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$9,845	$7,236
Accounts receivable, net of allowance for doubtful accounts of $641 at June 30, 2004 and $588 at December 31, 2003	13,952	9,288
Inventories	1,818	2,114
Deferred income taxes	301	301
Other current assets	1,144	827

Total current assets	27,060	19,766
Property and equipment, net	10,983	9,735
Goodwill, net	54,359	48,759
Deferred Income Taxes	4,054	4,054
Intangible and other assets, net	12,385	10,619

TOTAL ASSETS	$108,841	$92,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,998	$2,980
Accrued liabilities	4,733	3,687
Deferred revenue	1,892	2,650
Current portion of long-term debt and capital leases	6,200	3,247

Total current liabilities	15,823	12,564
Deferred revenue	1,612	2,495
Long-term debt and capital leases	11,800	2,400

TOTAL LIABILITIES	29,235	17,459

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000 shares; 73,186 issued and 73,163 outstanding at June 30, 2004 and 72,118 issued and 72,095 outstanding at December 31, 2003	73	72
Additional paid-in capital	269,112	267,885
Accumulated deficit	(189,478)	(192,382)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	79,606	75,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,841	$92,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Audio and video content distribution	$12,653	$12,461	$23,460	$25,631
Product sales	1,522	1,661	3,365	3,284
Other	715	1,172	1,447	2,035

Total revenues	14,890	15,294	28,272	30,950

Cost of revenues:
Audio and video content distribution	6,207	6,057	11,922	12,507
Product sales	811	1,027	1,651	1,925
Other	361	335	698	751

Total cost of revenues	7,379	7,419	14,271	15,183
Operating expenses:
Sales and marketing	1,157	1,213	2,349	2,370
Research and development	627	907	1,160	1,844
General and administrative	1,690	1,573	3,130	3,566
Depreciation and amortization	1,539	2,545	2,738	4,382

Total operating expenses	5,013	6,238	9,377	12,162

Income from operations	2,498	1,637	4,624	3,605
Other (income) expense:
Interest income and other (income) expense, net	(5)	104	(5)	99
Interest expense	267	219	538	437

Income before provision for income taxes	2,236	1,314	4,091	3,069
Provision for income taxes	649	499	1,187	1,166

Net income	$1,587	$815	$2,904	$1,903

Basic net income per common share	$0.02	$0.01	$0.04	$0.03

Diluted net income per common share	$0.02	$0.01	$0.04	$0.03

Basic weighted average common shares outstanding	72,630	70,996	72,398	70,910

Diluted weighted average common shares outstanding	73,227	76,069	73,698	74,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$(192,382)	$75,474
Exercise of stock options	135	—	—	—	155	—	155
Net income	—	—	—	—	—	1,317	1,317

Balance at March 31, 2004	72,253	$72	(23)	$(101)	$268,040	$(191,065)	$76,946

Exercise of stock options	927	1	—	—	1,065	—	1,066
Issuance of common stock under employee stock purchase plan	6	—	—	—	7	—	7
Net income	—	—	—	—	—	1,587	1,587

Balance at June 30, 2004	73,186	$73	(23)	$(101)	$269,112	$(189,478)	$79,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,904	$1,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,901	2,290
Amortization of intangible and other assets	837	2,092
Provision for deferred income taxes	1,092	1,166
Provision for doubtful accounts	100	(17)
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	542	2,022
Prepaid expenses and other assets	(23)	(447)
Accounts payable and accrued liabilities	(237)	(2,845)
Deferred revenue, net	(1,641)	(1,673)

Net cash provided by operating activities	5,475	4,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(15,000)	—
Acquisition of property and equipment	(1,389)	(645)

Net cash used in investing activities	(16,389)	(645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,229	384
Payment of debt issuance costs	(59)	(557)
Proceeds from line of credit and long-term debt	14,000	9,000
Payments on line of credit and long-term debt	(1,647)	(11,706)

Net cash used in (provided by) financing activities	13,523	(2,879)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,609	967
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,236	2,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,845	$3,494

Supplemental Cash Flow Information:
Cash paid for interest	$408	$263
Cash paid for income taxes	$143	$70
Non-Cash Investing Activities
Vendor financed acquisition of software	$375	$—

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

2. ACQUISITIONS

Effective June 1, 2004, the Company purchased substantially all of the net assets and certain liabilities of the Broadcast Division (“Broadcast”) of Applied Graphics Technologies, Inc. (“AGT”). Accordingly, the results of Broadcast’s operations have been included in the consolidated financial statements since that date. The purpose of the acquisition was to expand the Company’s operations. Based in New York, Broadcast’s core services are the distribution of program and/or advertising content to television and radio stations throughout the country utilizing conventional and electronic duplication technology. Broadcast currently distributes content to radio stations and television destinations across the United States and maintains operations in California, Illinois, Michigan, New York and Ohio.

The Company paid $15.0 million to AGT as consideration for the assets of Broadcast and has recorded a receivable of $0.9 million at June 30, 2004 due to a working capital adjustment which was collected in July 2004. Purchase price consideration also included $0.4 million in receivables due from Broadcast which were forgiven as a result of the acquisition. The cash payment was comprised of $1.0 million of the Company’s cash reserves and $14 million borrowed under the Company’s Amended and Restated Credit Agreement. The purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be revised at a later date. The excess of the purchase price over the net assets acquired was allocated to Goodwill as of June 30, 2004. Goodwill created as a result of the acquisition totaled $6.7 million.

The following pro forma information details the results of operations as if the acquisition had taken place on January 1, 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$17,862	$20,384	$36,202	$40,793
Income from Operations	3,154	2,881	6,760	5,811
Net income:	$1,968	$1,464	$4,209	$3,033

Basic earnings per share of common stock:	$0.03	$0.02	$0.06	$0.04
Diluted earnings per share of common stock:	$0.03	$0.02	$0.06	$0.04

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (as reported):	$1,587	$815	$2,904	$1,903
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(40)	(42)	(154)	(422)

Pro forma	$1,547	$773	$2,750	$1,481

Basic earnings per share of common stock:
As reported	$0.02	$0.01	$0.04	$0.03
Pro forma	$0.02	$0.01	$0.04	$0.02
Diluted earnings per share of common stock:
As reported	$0.02	$0.01	$0.04	$0.03
Pro forma	$0.02	$0.01	$0.04	$0.02

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.9%	2.44%	3.9%	2.91%
Expected term (years)	3.6	3.5	3.6	3.6
Volatility	72.4%	70%	72.4%	77%
Expected annual dividends	None	None	None	None

4. INVENTORIES

Inventories as of June 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$713	$697
Work-in-process	609	631
Finished Goods	496	786

	$1,818	$2,114

5. LONG-TERM DEBT AND CAPITAL LEASES

In conjunction with the purchase of Broadcast, on June 10, 2004, the Company signed an amended and restated credit agreement with its current lenders that includes an additional term loan of $6.0 million, which matures on September 30, 2005, and a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $26 million, which matures on May 5, 2006. At June 30, 2004 there was $8.0 million outstanding under the revolver and $1.2 million was available for borrowing. The proceeds from the additional term loan and the revolver were used to purchase Broadcast. Payments on the term loans are scheduled to be made quarterly through September 30, 2005 with payments totaling $1.55 million each quarter and a balloon payment of $3.0 million on September 30, 2005.

Under the amended long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended June 30, 2004. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement.

6. INCOME TAXES

Income tax expense totaled $0.6 and $0.5 million for the three months ended June 30, 2004 and June 30, 2003, respectively; for the six month periods ending June 30, 2004 and June 30, 2003, the expense totaled $1.2 million and $1.2 million, respectively. SFAS No. 109, “Accounting for Income Taxes,” requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. As of June 30, 2004 and December 31, 2003, the Company has concluded that realization of $4.4 million of its net tax benefits is more likely than not.

7. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$1,587	$815	$2,904	$1,903
Weighted average shares outstanding	72,630	70,996	72,398	70,910

Basic net income per share	$0.02	$0.01	$0.04	$0.03

Diluted:
Net income	$1,587	$815	$2,904	$1,903

Weighted average shares outstanding	72,630	70,996	72,398	70,910
Add: Net effect of potentially dilutive shares	597	5,073	1,300	3,706

Diluted weighted average shares outstanding	73,227	76,069	73,698	74,616

Diluted net income per share	$0.02	$0.01	$0.04	$0.03

For the three months ended June 30, 2004, 3,713,437 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.45. As a result, 7,192,855 shares were excluded from the computation of diluted net income per share. At June 30, 2003, 2,661,402 options with a weighted average exercise price of $4.35 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.87. As a result, 7,194,072 shares were excluded from the computation of diluted net income per share.

For the six months ended June 30, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.62. As a result, 7,311,960 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2004. For the six months ended June 30, 2003, 2,935,402 options with a weighted average exercise price of $4.19 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.28. As a result, 7,468,072 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2003.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended June 30, 2004
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,267	$623	$—	$14,890
Operating income (loss)	$2,634	$(136)	$—	$2,498
Total assets	$164,149	$3,418	$(58,726)	$108,841

	Three months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$14,724	$570	$—	$15,294
Operating income (loss)	$1,737	$(100)	$—	$1,637
Total assets	$129,063	$3,091	$(39,883)	$92,271

	Six months ended June 30, 2004
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$26,965	$1,307	$—	$28,272
Operating income (loss)	$4,807	$(183)	$—	$4,624
Total assets	$164,149	$3,418	$(58,726)	$108,841

	Six months ended June 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$29,601	$1,349	$—	$30,950
Operating income (loss)	$3,630	$(25)	$—	$3,605
Total assets	$129,063	$3,091	$(39,883)	$92,271

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.

(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues. Revenues for the three months ended June 30, 2004 decreased $0.4 million, or 3%, compared to the prior year period. The decrease was primarily due to a $0.5 million non-recurring patent defense settlement recognized by the Company’s StarGuide division during the three months ended June 30, 2003. In addition revenues decreased in the Company’s Digital Generations Systems, Inc. (“DGS division”) primarily due to the loss of a significant customer. This decrease was offset by revenues generated from the recently acquired Broadcast Division of Applied Graphics Technologies, Inc. (the “Broadcast division”), whose results are included since the June 1, 2004 acquisition date. For the six months ended June 30, 2004, revenues decreased $2.7 million or 9%, as compared to the prior year period, primarily due to the loss of a significant customer in the DGS division and cyclical advertising patterns of a few major customers.

Cost of Revenues. For the three months ended June 30, 2004, cost of revenues, which includes delivery and material costs and customer operations, was consistent with the prior year period reflecting lower costs at the DGS division offset by costs incurred by the Broadcast division. For the six months ended June 30, 2004, cost of revenues decreased $1.0 million, or 6%, from prior the year period, primarily due to lower sales volumes as noted above.

Sales and Marketing. Sales and marketing expense decreased $0.1 million, or 5%, for the three months ended June 30, 2004 primarily due to reduced spending from the same prior year period. These decreases were offset, to some extent, by increases in costs from the recently acquired Broadcast division, whose results are included since the June 1, 2004 acquisition date. For the six months ended June 30, 2004, sales and marketing expense was consistent with the prior year.

Research and Development. Research and development expense decreased $0.3 million, or 31%, for the three months ended June 30, 2004 primarily due to headcount reductions at both the DGS and StarGuide divisions and an increase in capitalization of selected engineering salaries for internally developed software. For the six months ended June 30, 2004, research and development expense decreased $0.7 million, or 37%. This was primarily due to reductions in headcount as well as increased capitalization of expenses related to internally developed software.

General and Administrative. General and administrative expenses for the three months ended June 30, 2004 increased $0.1 million, or 7%, from the prior year period due to an increase in the Company’s provision for bad debts. For the six months ended June 30, 2004, general and administrative expenses decreased $0.4 million, or 12%, from prior year due to aggressive cost containment by the Company’s management which included, but was not limited to, headcount reduction and office closures.

Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 40%, for the three months ended June 30, 2004, as compared to the prior year period, primarily due to the fact that certain intangible assets acquired as result of the 2001 merger between DGS and StarGuide became fully amortized at December 31, 2003. In addition, during the three month period ended June 30, 2003, the Company recorded approximately $1.1 million in amortization expense for a capitalized patent defense settlement. These decreases were offset, to some extent, by depreciation expense from fixed assets of the newly acquired Broadcast division as well as from amortization of the purchased intangible assets also acquired in the acquisition. Depreciation and amortization decreased $1.6 million, or 38%, during the six months ended June 30, 2004, again primarily due to the fact that certain intangible assets acquired as result of the 2001 merger between DGS and StarGuide became fully amortized during 2003, as well as the aforementioned non-recurring $1.1 million amortization of a patent defense settlement.

Interest and Other Expense. Interest and other expense decreased $0.1 million, or 19%, for the three months ended June 30, 2004, as compared to the prior period, primarily due to a decrease in the average loan balance during the period as well as a decrease in interest rates. For the six months ended June 30, 2004, as compared to the corresponding prior year period, interest expense remained relatively consistent.

Provision for Income Taxes. For the three months and six months ended June 30, 2004, the Company has recognized income tax expense at an effective tax rate of 29% as compared to 39% in the prior periods. The decrease in effective tax rate is the result of a decrease in the Company’s valuation allowance for deferred tax assets related to non acquired net operating loss carryforwards.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the six months ended June 30, 2004 was $5.5 million compared to net cash provided by operating activities of $4.5 million for the six months ended June 30, 2004. The increase of $1.0 million in net cash provided by operating activities is primarily due to improvements in working capital.

The Company purchased equipment and made capital additions of $1.4 million during the six months ended June 30, 2004 as compared to capital additions totaling $0.6 million for the six months ended June 30, 2003. The increase was largely due to network upgrades including, but not limited to, the rollout of the Company’s new spot box.

Net principal payments on long term debt and capital leases was $1.6 million for the six months ended June 30, 2004 versus $2.7 million for the six months ended June 30, 2003. Also, as previously noted, the company drew down $14.0 million on the available credit facility for the purchase of the Broadcast Division The Company paid all remaining amounts owed on their two remaining capital leases during the second quarter of 2004 and exercised bargain purchase options on the leased equipment.

At June 30, 2004, the Company’s current sources of liquidity included cash and cash equivalents of $9.8 million while the Company’s debt consisted of term loans totaling $10.0 million and a balance on the revolving credit facility totaling $8.0 million. The revolving credit facility matures on May 5, 2006. The availability under the revolving credit facility is subject to the Company’s eligible accounts receivable balance up to $26 million. Currently, the Company may borrow an additional $1.2 million under the revolving facility based on eligible accounts receivable. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all covenants of its credit facility as of June 30, 2004.

Finally, at June 30, 2004, the Company had positive working capital in excess of $11.2 million. The Company filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of June 30, 2004, no shares had been sold pursuant to this registration. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Impact of Recently Issued Accounting Standards

FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN 46R, replaces FIN 46, which was issued July 1, 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. There was no effect on the Company as a result of the adoption of these rules.

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

(b) Report on Form 8-K

Current Report on Form 8-K dated August 5, 2004, furnishing its press release regarding its results for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: August 9, 2004	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)