Form 10-Q
period 2004-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2004-11-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of October 31, 2004: 73,174,660

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

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$7,402	$7,236
Accounts receivable, net of allowance for doubtful accounts of $600 at September 30, 2004 and $588 at December 31, 2003	12,327	9,288
Inventories	2,072	2,114
Deferred income taxes	301	301
Other current assets	1,065	827

Total current assets	23,167	19,766

Property and equipment, net	11,783	9,735
Goodwill, net	54,275	48,759
Deferred income taxes	4,054	4,054
Intangible and other assets, net	16,227	10,619

TOTAL ASSETS	$109,506	$92,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,890	$2,980
Accrued liabilities	4,132	3,687
Deferred revenue	1,842	2,650
Current portion of long-term debt and capital leases	11,050	3,247

Total current liabilities	19,914	12,564

Deferred revenue	1,171	2,495
Long-term debt and capital leases	8,255	2,400

TOTAL LIABILITIES	29,340	17,459

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000 shares; issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000 shares; 73,198 issued and 73,175 outstanding at September 30, 2004 and 72,118 issued and 72,095 outstanding at December 31, 2003	73	72
Additional paid-in capital	269,125	267,885
Accumulated deficit	(188,931)	(192,382)
Treasury stock, at cost	(101)	(101)

TOTAL STOCKHOLDERS’ EQUITY	80,166	75,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,506	$92,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Audio and video content distribution	$13,639	$10,978	$37,100	$36,609
Product sales	1,160	1,559	4,524	4,843
Other	814	820	2,261	2,855

Total revenues	15,613	13,357	43,885	44,307

Cost of revenues:
Audio and video content distribution	8,424	5,577	20,347	18,084
Product sales	578	979	2,229	2,904
Other	337	393	1,034	1,144

Total cost of revenues	9,339	6,949	23,610	22,132
Operating expenses:
Sales and marketing	1,121	996	3,470	3,366
Research and development	503	989	1,662	2,832
General and administrative	1,782	1,981	4,912	5,548
Depreciation and amortization	1,524	1,447	4,263	5,828

Total operating expenses	4,930	5,413	14,307	17,574

Income from operations	1,344	995	5,968	4,601
Other expense:
Interest income and other expense, net	—	—	—	99
Interest expense	360	228	894	664

Income before provision for income taxes	984	767	5,074	3,838
Provision (benefit) for income taxes	437	(1,113)	1,623	53

Net income	$547	$1,880	$3,451	$3,785

Basic net income per common share	$0.01	$0.03	$0.05	$0.05

Diluted net income per common share	$0.01	$0.03	$0.05	$0.05

Basic weighted average common shares outstanding	73,174	71,401	72,659	71,074

Diluted weighted average common shares outstanding	73,462	75,405	73,513	74,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$(192,382)	$75,474
Exercise of stock options	135	—	—	—	155	—	155
Net income	—	—	—	—	—	1,317	1,317

Balance at March 31, 2004	72,253	$72	(23)	$(101)	$268,040	$(191,065)	$76,946

Exercise of stock options	927	1	—	—	1,065	—	1,066
Issuance of common stock under employee stock purchase plan	6	—	—	—	7	—	7
Net income	—	—	—	—	—	1,587	1,587

Balance at June 30, 2004	73,186	$73	(23)	$(101)	$269,112	$(189,478)	$79,606

Exercise of stock options	12	—	—	—	13	—	13
Net income	—	—	—	—	—	547	547

Balance at September 30, 2004	73,198	$73	(23)	$(101)	$269,125	$(188,931)	$80,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,451	$3,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,900	3,155
Amortization of intangible and other assets	1,363	2,673
Provision for deferred income taxes	1,623	53
Provision for doubtful accounts	185	73
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	1,373	3,349
Prepaid expenses and other assets	(1,101)	(908)
Accounts payable and accrued liabilities	(574)	(3,965)
Deferred revenue, net	(2,219)	(2,493)

Net cash provided by operating activities	7,001	5,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries	(18,132)	—
Acquisition of property and equipment	(2,439)	(831)

Net cash used in investing activities	(20,571)	(831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,242	1,814
Payment of shareholder note receivable	—	87
Payment of debt issuance costs	(59)	(557)
Proceeds from line of credit and long-term debt	16,500	9,000
Payments on line of credit and long-term debt	(3,947)	(12,538)

Net cash used in (provided by) financing activities	13,736	(2,194)

NET INCREASE IN CASH AND CASH EQUIVALENTS	166	2,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,236	2,527

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,402	$5,224

Supplemental Cash Flow Information:
Cash paid for interest	$686	$394
Cash paid for income taxes	$208	$73
Non-Cash Investing Activities
Vendor financed acquisition of software	$1,010	$—
Equipment purchased under capital lease	$95	$—

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

2. ACQUISITIONS

Source TV

Effective August 31, 2004, the Company completed the acquisition of certain assets and assumed certain liabilities of SourceTV (“Source”). Accordingly, the results of Source’s operations have been included in the consolidated financial statements since that date. Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The purpose of the acquisition was to expand the Company’s media asset management services to advertising agencies. The Company acquired the assets for $3.8 million in cash, of which $3.7 million was allocated to the on-line resource and database and is being amortized over the estimated useful life of 10 years.

AGT Broadcast

Effective June 1, 2004, the Company purchased substantially all of the net assets and assumed certain liabilities of the Broadcast Division (“Broadcast”) of Applied Graphics Technologies, Inc. (“AGT”). Accordingly, the results of Broadcast’s operations have been included in the consolidated financial statements since that date. The purpose of the acquisition was to expand the Company’s operations. Based in New York, Broadcast’s core services are the distribution of program and/or advertising content to television and radio stations throughout the country utilizing conventional and electronic duplication technology. Broadcast currently distributes content to radio stations and television destinations across the United States and maintains operations in California, Michigan, New York and Ohio.

The Company paid $15.0 million to AGT as consideration for the assets of Broadcast. The purchase price also included $0.4 million in receivables due from Broadcast which were forgiven as a result of the acquisition. The cash payment was comprised of $1.0 million of the Company’s cash reserves and $14 million borrowed under the Company’s Amended and Restated Credit Agreement. According to the terms of the purchase agreement, the purchase price was later reduced by $0.9 million as a result of a working capital adjustment, as defined by the agreement. The initial net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which may be revised at a later date. The excess of the purchase price over the net assets acquired was allocated to Goodwill as of September 30, 2004. Goodwill created as a result of the acquisition totaled $7.0 million.

The following pro forma information details the results of operations as if the acquisitions of Source and Broadcast had taken place on January 1, 2003:

	Nine months ended September 30,
	2004	2003
Revenue	$52,907	$60,099
Income from Operations	7,603	7,226
Net income	$4,308	$5,048

Basic earnings per share of common stock	$0.06	$0.07
Diluted earnings per share of common stock	$0.06	$0.07

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and are as follows for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (as reported):	$547	$1,880	$3,451	$3,785
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(98)	(102)	(251)	(524)

Pro forma	$449	$1,778	$3,200	$3,261

Basic earnings per share of common stock:
As reported	$0.01	$0.03	$0.05	$0.05
Pro forma	$0.01	$0.02	$0.04	$0.05
Diluted earnings per share of common stock:
As reported	$0.01	$0.03	$0.05	$0.05
Pro forma	$0.01	$0.02	$0.04	$0.04

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3.5%	2.89%	3.5%	2.92%
Expected term (years)	3.1	3.5	3.2	3.6
Volatility	71%	70%	71%	77%
Expected annual dividends	None	None	None	None

4. INVENTORIES

Inventories as of September 30, 2004 and December 31, 2003 are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$740	$697
Work-in-process	650	631
Finished goods	682	786

	$2,072	$2,114

5. LONG-TERM DEBT AND CAPITAL LEASES

In conjunction with the purchase of Source, on August 31, 2004, the Company entered into the Second Amended and Restated Credit Agreement with its current lenders that included an additional Term Loan C of $2.5 million, which matures on December 31, 2005. The proceeds from Term Loan C were used to purchase Source. Payments on Term Loan C are scheduled to be made quarterly through December 31, 2005 at which point the loan will be paid in full.

The Second Amended and Restated Credit Agreement also provides for a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $15.5 million, which matures on May 5, 2006. At September 30, 2004 there was $7.3 million outstanding under the revolver and there was $0.9 million available for borrowing.

In conjunction with the purchase of Broadcast, on June 10, 2004, the Company entered into the First Amended and Restated Credit Agreement with its current lenders that included an additional Term Loan B of $6.0 million, which matures on September 30, 2005. At September 30, 2004, the Company had $5.3 million outstanding on Term Loan B. Payments totaling $0.8 million are scheduled to be made quarterly on Term Loan B through September 30, 2005 with a balloon payment of $3.0 million on September 30, 2005.

At September 30, 2004, the Company also has $3.2 million remaining outstanding on its Term Loan A pursuant to the original Amended and Restated Credit Agreement dated May 5, 2003. Payments totaling $0.8 million are scheduled to be made quarterly on Term Loan A until the loan is paid in full on September 30, 2005.

Under the Second Amended and Restated Credit Agreement, the Company is required to maintain certain fixed charge coverage ratios, leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures. The Company was in compliance with these covenants for the period ended September 30, 2004. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. Though currently fixed at 3.5%, the applicable margin will fluctuate beginning in November 2004 based on the Company’s leverage ratios as defined in the Second Amended and Restated Credit Agreement.

6. INCOME TAXES

Income tax expense totaled $0.4 for the three months ended September 30, 2004 and the tax benefit totaled $1.1 million for the three months ended September 30, 2003. For the nine month periods ended September 30, 2004 and September 30, 2003, income tax expense totaled $1.6 million and $0.1 million, respectively. SFAS No. 109, “Accounting for Income Taxes,” requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. As of September 30, 2004 and December 31, 2003, the Company has concluded that realization of $4.4 million of its net tax benefits is more likely than not.

7. EARNINGS PER SHARE

Under SFAS No. 128, “Earnings per Share,” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding and potentially dilutive securities during the period. Below is a reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$547	$1,880	$3,451	$3,785
Weighted average shares outstanding	73,174	71,401	72,659	71,074

Basic net income per share	$0.01	$0.03	$0.05	$0.05

Diluted:
Net income	$547	$1,880	$3,451	$3,785

Weighted average shares outstanding	73,174	71,401	72,659	71,074
Add: Net effect of potentially dilutive shares	288	4,004	854	3,874

Diluted weighted average shares outstanding	73,462	75,405	73,513	74,948

Diluted net income per share	$0.01	$0.03	$0.05	$0.05

For the three months ended September 30, 2004, 3,572,639 options with a weighted average exercise price of $3.51 per share and warrants to purchase 7,379,118 shares of common stock at a weighted average price of $2.30 per share had exercise prices above the average market price of $1.31. As a result, 10,951,757 shares were excluded from the computation of diluted net income per share. At September 30, 2003, 3,043,319 options with a weighted average exercise price of $4.11 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.25. As a result, 7,575,989 shares were excluded from the computation of diluted net income per share.

For the nine months ended September 30, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.52. As a result, 7,311,960 shares were excluded from the computation of diluted net income per share for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, 3,359,520 options with a weighted average exercise price of $4.19 per share and warrants to purchase 4,532,670 shares of common stock at a weighted average price of $3.24 per share had exercise prices above the average market price of $2.27. As a result, 7,892,190 shares were excluded from the computation of diluted net income per share for the nine months ended September 30, 2003.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended September 30, 2004
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$15,022	$591	$—	$15,613
Operating income (loss)	$1,480	$(136)	$—	$1,344
Total assets	$169,045	$3,685	$(63,224)	$109,506

	Three months ended September 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$12,609	$748	$—	$13,357
Operating income	$943	$52	$—	$995
Total assets	$131,670	$3,287	$(42,300)	$92,657

	Nine months ended September 30, 2004
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$41,987	$1,898	$—	$43,885
Operating income (loss)	$6,287	$(319)	$—	$5,968
Total assets	$169,045	$3,685	$(63,224)	$109,506

	Nine months ended September 30, 2003
	Audio and Video Content Distribution	Other (a)	Intersegment Eliminations (b)	Consolidated Totals
Revenues	$42,209	$2,098	$—	$44,307
Operating income	$4,574	$27	$—	$4,601
Total assets	$131,670	$3,287	$(42,300)	$92,657

(a)	Other includes operations of Corporate Computer Systems, Inc., responsible for the Company’s digital compression technology and consulting.
(b)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

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

Results of Operations

Revenues. Revenues for the three months ended September 30, 2004 increased $2.3 million, or 17%, compared to the prior year period. The increase was primarily due to revenues generated from the recently acquired Broadcast Division of Applied Graphics Technologies, Inc. (the “Broadcast division”), whose results were included for the entire quarter. This was offset, to some extent, by decreases in the Company’s Digital Generations Systems, Inc. (“DGS division”) due to continued competition in the media distribution marketplace as well as product sales reductions in the Company’s StarGuide division. For the nine months ended September 30, 2004, revenues decreased $0.4 million or 1%, as compared to the prior year period.

Cost of Revenues. For the three months ended September 30, 2004, cost of revenues, which includes delivery and material costs and customer operations, increased $2.4 million, or 34%, as compared to the same period in the prior year. The increase was primarily attributable to costs associated with the Broadcast division, whose results were included for the entire quarter. For the nine months ended September 30, 2004, cost of revenues increased $1.5 million, or 7%, from the prior year period, primarily due to the Broadcast division, as noted above. These increases were offset, to some extent, by cost reductions at the Company’s DGS division due to lower sales volumes.

Sales and Marketing. Sales and marketing expense increased $0.1 million, or 13%, for the three months ended September 30, 2004 primarily due to costs associated with the Broadcast division, whose results were included for the entire quarter. For the nine months ended September 30, 2004, sales and marketing expense increased $0.1 million, or 3.1%, as compared to the same period in the prior year, primarily due to costs associated with the Broadcast division, whose results were included since the June 1, 2004 acquisition date. These increases were offset, to some extent, by reduced spending at the Company’s other divisions.

Research and Development. Research and development expense decreased $0.5 million, or 49%, for the three months ended September 30, 2004 primarily due to headcount reductions at both the DGS and StarGuide divisions and an increase in capitalization of selected engineering salaries for internally developed software. For the nine months ended September 30, 2004, research and development expense decreased $1.2 million, or 41%. This was primarily due to reductions in headcount as well as increased capitalization of expenses related to internally developed software.

General and Administrative. General and administrative expenses for the three months ended September 30, 2004 decreased $0.2 million, or 10%, from the prior year period primarily due to cost reductions at the StarGuide division, partially offset by costs associated with the Company’s Broadcast division, whose results were included for the entire quarter. For the nine months ended September 30, 2004, general and administrative expenses decreased $0.6 million, or 12%, from prior year due to aggressive cost containment by the Company’s management which included, but was not limited to, headcount reduction and office closures.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 5%, for the three months ended September 30, 2004, as compared to the prior year period, primarily due to depreciation expense from fixed assets of the Broadcast division as well as from amortization of the purchased intangible assets also acquired in the acquisition. Depreciation and amortization decreased $1.6 million, or 27%, during the nine months ended September 30, 2004, primarily due to the fact that certain intangible assets acquired as result of the 2001 merger between DGS and StarGuide became fully amortized during 2003, as well as a non-recurring $1.1 million amortization of a patent defense settlement. These decreases were offset, to some extent, by the depreciation expense beginning at the June 1, 2004 acquisition date from fixed assets of the Broadcast division as well as from amortization of the purchased intangible assets also acquired in the acquisition.

Interest and Other Expense. Interest and other expense increased $0.1 million, or 58%, for the three months ended September 30, 2004, as compared to the prior period, due to larger average loan balances during the period. Similarly, for the nine months ended September 30, 2004, interest and other expense increased $0.1 million, or 17%, as compared to the corresponding prior year period, due to larger average loan balances during the period.

Provision for Income Taxes. The Company estimates that its effective tax rate will be 32% for the fiscal year ending December 31, 2004, and as such, has adjusted its effective tax rate to 32% for the nine months ended September 30, 2004, versus 29% which was previously reported for the six months ended June 30, 2004. The variance relates to a change in the estimate of taxable income that will be offset by net operating loss carryforwards acquired.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2004 was $7.0 million compared to net cash provided by operating activities of $5.7 million for the nine months ended September 30, 2003. The increase of $1.3 million in net cash provided by operating activities is primarily due to improvements in the Company’s working capital.

The Company purchased equipment and made capital additions of $2.4 million during the nine months ended September 30, 2004 as compared to capital additions totaling $0.8 million for the nine months ended September 30, 2003. The increase was largely due to network upgrades including, but not limited to, the rollout of the Company’s new Spot Box.

Net principal payments on long term debt and capital leases totaled $3.9 million for the nine months ended September 30, 2004 versus $3.5 million for the nine months ended September 30, 2003. Also, as previously noted, the Company drew down $16.5 million on the available credit facility for the purchase of the Broadcast and Source divisions.

At September 30, 2004, the Company’s sources of liquidity included cash and cash equivalents of $7.4 million while the Company’s debt consisted of term loans totaling $11.0 million and a balance on the revolving credit facility totaling $7.3 million. The revolving credit facility matures on May 5, 2006. The availability under the revolving credit facility is subject to the Company’s eligible accounts receivable balance up to $15.5 million. At September 30, 2004, the Company could borrow an additional $0.9 million under the revolving facility based on eligible accounts receivable. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all covenants of its credit facility as of September 30, 2004.

Finally, at September 30, 2004, the Company had positive working capital in excess of $3.3 million. The Company filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of September 30, 2004, no shares had been sold pursuant to this registration statement. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

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

DIGITAL GENERATION SYSTEMS, INC.

Dated: November 9, 2004	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)