Form 10-K
period 2004-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2005-03-31
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $60.6 million as of December 31, 2004, and approximately $72.4 million as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2005, the registrant had 72,748,192 shares of Common Stock outstanding.

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

DIGITAL GENERATION SYSTEMS, INC.

PART I

ITEM 1. BUSINESS

General

Digital Generations Systems, Inc., incorporated in 1991, offers a suite of digital technology products and services through Digital Generation Systems, Inc. (“DGS”) and its wholly owned subsidiaries AGT Broadcast, Inc. (“Broadcast”), SourceTV, Inc. (“Source”) and StarGuide Digital Networks, Inc. (“StarGuide”). Through DGS, the Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and advertising agencies with more than 3,100 television, cable, and network broadcast destinations and over 10,000 radio stations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, the Company develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

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

While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 11,000 commercial radio and 4,565 television, cable, and network broadcast destinations in the United States. These stations generate revenue by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Advertising is characterized as “network” or “spot,” depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a “network feed” (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

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

The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. The Company estimates that approximately 35% of radio spots and more than 60% of video spots are delivered by air express services. Many companies, commonly known as “dub and ship houses,” are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. The Company estimates that approximately 55% of the market for audio spot deliveries and approximately 20% of video spot deliveries has transitioned to digital distribution.

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

Products and Services

The Company currently markets and provides its products and services through DGS (which includes Broadcast), StarGuide and Source. See Note 17 to the Company’s consolidated financial statements and related notes, included herein, for financial information related to the Company’s business segments.

DGS provides electronic and physical distribution of and ancillary post-production services for broadcast commercial content to advertising agencies, production studios, and broadcast stations throughout the United States and Canada. Through its NOC, DGS operates a digital network, currently connecting more than 5,000 advertisers and advertising agencies with more than 3,100 television, cable, and network broadcast destinations and over 10,000 radio stations across the United States and Canada. This network enables the rapid, cost-effective, and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability, and flexibility to both advertisers and broadcasters. With the DGS network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DGS sends the customer a confirmation specifying the time of delivery. Additionally, DGS’ digital network delivers close to “master” quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

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

Audio and video transmissions are received at designated radio and television stations on DGS-owned servers, called Receive Playback Terminals, Client Workstations, Digital Media Managers and DG Spotboxes. The servers enable stations to receive and play back material delivered through DGS’ digital distribution network. The units are owned by DGS and typically are installed in the “master control” or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station format for subsequent broadcast. Through its NOC, DGS monitors the spots stored in each Receive Playback Terminal, Client Workstation, Digital Media Manager and DG Spotbox and ensures that space is always available for new transmissions. DGS can quickly transmit audio or video at the request of a station or in response to the request of a customer who wishes to alter an existing order, enabling responsiveness not possible in a physical tape distribution system.

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

Source offers an information service for the advertising and TV commercial production industry. Founded in 1989, Source’s database documents virtually all the content and credits on U.S. television commercials since its inception.

Source services most of the major U.S. advertising agencies and production companies, as well as television networks, programs, and industry associations. Source has a comprehensive database that includes information relating to commercials, individuals and companies. Source’s database allows its customers to obtain answers to questions they may have, such as “who directed,” “who owns the rights”, etc. Source provides this type of information via fax, phone, e-mail and most recently through its Online Services. Source Online allows access to TV commercials with detailed credit information that can be viewed in a Quicktime® format. Source also has credits on music videos and a database of ad agency creative personnel. The site also allows companies to showcase their reels online for a fee.

Source generates revenues by charging customers for the information, either on a per transaction or subscription basis. Customers can sign up automatically online using their credit cards for immediate access to the online services. However, most customers have unlimited access to the information resources and are billed accordingly for an annual subscription.

Source has grown over the years by expanding its product lines to include in-house digital products, research and clearance, and marketing software.

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

StarGuide maintains established relationships with producers and broadcasters such as Infinity, Westwood One, Clear Channel, ABC Radio, Jacor, CBS, Bloomberg and Jones Broadcast Programming. As part of these relationships, StarGuide has sold approximately 6,000 of its StarGuide II Receiver systems, and has sold over 8,500 of its StarGuide III Receiver systems. In addition, StarGuide’s audio Codecs are recognized and used throughout the radio production and broadcast industries. StarGuide intends to utilize its existing relationships to leverage its technology to develop new customers in the broadcast industry.

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

Internet/E-Commerce Strategy. In 2002, DGS introduced Open Interface, an industry first that allows agency traffic systems to interface directly with DGS’ order management system, reducing duplicate entry of information. In 2001, DGS introduced AdCatalog, a web-based asset management system that allows geographically dispersed marketing groups the ability to view and request distribution for corporate broadcast commercial content. Additionally, DGS introduced Netclear, a web-based system that allows brand advertisers, advertising agencies and broadcasters the ability to approve spots for network clearance. DGS estimates that approximately 52% of its orders were entered electronically via the Internet during 2004 and 2003. In addition, DGS also offers its DG Upload service that allows audio content to be received from clients via the Internet.

The new DGConnect online order entry and management system adds functionality to our online management tool that opens up our network so customers can see the status of their media asset as it moves from endpoint to endpoint—from the time it leaves their possession until it arrives at the media outlet. With new system architecture and user-friendly applications, DGConnect provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across DGS’ massive digital network and confirm delivery at the station level through DGS’ powerful new media server, the DG Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process. Wide availability of DGConnect to the entire advertising marketplace will begin on February 28, 2005.

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

StarGuide presently markets and sells its transmission and distribution systems and audio compression products directly to corporate and commercial end-users, distributors, and to radio stations and networks. StarGuide currently promotes and sells the StarGuide integrated transmission and distribution systems and promotes the digital distribution services provided to the radio broadcast industry. StarGuide also employs salespersons that market and sell StarGuide’s audio compression products. StarGuide currently maintains relationships with distributors marketing and selling StarGuide’s audio compression products in Europe, Asia, South America, and Australia. StarGuide is presently seeking to expand these relationships to include the distribution of StarGuide transmission and information management systems.

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

DGS markets to broadcast stations to arrange for the placement of its Receive Playback Terminals, Digital Media Managers, and DG Spot Boxes for the receipt of audio and video advertisements, or Client Workstations, which provide the ability to both receive and to originate distribution of audio advertisements to other radio stations.

StarGuide currently engages in several promotions and other activities to generate interest in its systems and to consummate sales, including trade shows. StarGuide seeks to maximize its visibility at trade shows by hosting customer booths and providing complimentary product literature describing StarGuide’s systems. StarGuide also conducts on-site demonstrations with technical and other senior level personnel and regularly contacts potential customers who have indicated an interest in utilizing StarGuide’s systems or products.

Customer Service. DGS’ approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago, Detroit, New York and Wilmington, Ohio. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOC for electronic distribution or, for off-line destinations, to DGS’ national duplication center in Louisville, Kentucky. DGS’ distributed service approach provides direct support in key market cities enabling DGS to develop closer relationships with clients as well as the ability to support client needs for local production services. DGS also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGS’ customer service operation centers are linked to DGS’ order management and media storage systems, and national distribution network. These resources enable DGS to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distribution model also provides DGS with significant redundancy and re-route capability, enabling DGS to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

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

In the video marketplace, DGS competes with dub and ship houses across the country but additionally with a satellite-based video distribution network operated by Vyvx, an operating division of Willtel Communications, which is controlled by Leucadia, and other electronic networks, including Media DVX and Fast Channel Network. DGS also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGS believes that no such carriers have yet entered the market for spot distribution.

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

The Company expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound and video quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

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

Employees

As of December 31, 2004, the Company had a total of 403 employees, including 58 in research and development, 34 in sales and marketing, 259 in operations and manufacturing, and 52 in finance and administration. All of these employees were located in the United States. The Company’s employees are not represented by a collective bargaining agreement and the Company has not experienced a work stoppage. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

The Company’s principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in June 2006. In addition, the Company leases approximately 3,000 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2006; approximately 32,000 square feet in two New York City facilities which are occupied by production service and sales personnel and expire in 2006 and 2008; approximately 17,500 square feet in two Los Angeles area facilities occupied by production service and sales personnel which expire in 2005 and 2006; 4,500 square feet in Detroit, which is occupied by production service and sales personnel which expires in 2007; 19,000 square feet in Wilmington, Ohio, which is occupied by production service and sales personnel which expires in 2009; and 25,000 square feet in Chicago, which is occupied by production service and sales personnel which expires in 2006. An additional 11,305 square feet of space in San Diego that expires on April 30, 2005 is currently being sublet to a lessee. In addition, the Company leases an office in Boca Raton, Florida that is approximately 2,600 square feet and includes sales, operations and administrative staff for Source, which expires in 2006. Finally, the Company leases an office in Holmdel, New Jersey that is 11,000 square feet and includes audio operations and administrative staff for StarGuide’s wholly owned subsidiary, Corporate Computer Systems, Inc. (“CCS”), which expired on August 31, 2004 and is currently being leased on a month to month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on November 3, 2004, at which shareholders were asked (i) to elect a director, to serve for a three-year term or until a successor has been duly elected and qualified and (ii) to ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ended December 31, 2004. The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Votes
Election of the following director for a three-year term expiring in 2007:
Scott K. Ginsburg	68,421,725	1,279,357	0	0
Ratify the appointment of KPMG LLP	68,782,875	879,195	39,012	0

Information regarding the other directors whose term of office continued after the meeting is included under Part III, Item 10 – Directors and Executive Officers of the Registrant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company’s initial public offering on February 6, 1996. Prior to that time there was no public market for the Company’s Common Stock or other securities.

The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2003 to December 31, 2004. Such prices represent prices between dealers, do no include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2004		Fiscal Year Ended 2003
	High	Low	High	Low
First Quarter	$2.30	$1.04	$2.73	$1.07
Second Quarter	1.76	1.20	3.90	1.93
Third Quarter	1.49	1.15	2.75	1.86
Fourth Quarter	1.35	1.05	2.40	1.67

The following table sets forth the purchases of equity securities by the Company during the period December 1, 2004 to December 31, 2004. All purchases were made on the open market during the time periods specified.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Plan
December 1, 2004 through December 31, 2004	455,705	$1.27	455,705	$2,905,871

(1)	The authorization by the Board of Directors to repurchase of up to $3.5 million of its common stock was announced to the public via a press release filing on Form 8-K on November 30, 2004. No expiration date was specified.

As of December 31, 2004, the Company had issued 73,226,113 and outstanding 72,747,491 shares of its Common Stock. As of March 8, 2005, the Company had issued 73,226,814 and outstanding 72,748,192 shares of its Common Stock. As of February 28, 2005 the Company’s Common Stock was held by approximately 166 shareholders of record. The Company estimates that there are approximately 7,902 beneficial shareholders.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 are derived from the consolidated financial statements of StarGuide, which have been audited by KPMG LLP, independent public accountants. The consolidated statement of operations data for the years ended December 31, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2004, 2003, 2002 and 2001 are derived from the consolidated financial statements of the Company, which were audited by KPMG LLP, independent public accountants.

Statement of Operations:

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Revenues	$62,366	$57,687	$66,294	$70,700	$14,419

Costs and expenses
Cost of revenues	33,355	29,207	33,328	37,413	9,802
Sales and marketing	4,707	4,499	5,005	5,615	2,742
Research and development	2,079	3,289	3,941	4,604	3,111
General and administrative expenses:
Noncash stock award charges	—	—	—	—	19,630
Other	7,151	7,142	9,642	12,187	5,330
Restructuring charges	—	—	771	791	—
Impairment charges	9,131	—	—	—	—
Depreciation and amortization	5,797	7,897	7,390	17,065	824

Total expenses	62,220	52,034	60,077	77,675	41,439

Income (loss) from operations	$146	$5,653	$6,217	$(6,975)	$(27,020)
Other (income) expense
Interest and other (income) expense, net	1,284	963	1,520	2,054	(279)
Equity in losses of joint venture	—	—	—	—	1,125

Net income (loss) before income taxes and cumulative effect of change in accounting principle	(1,138)	4,690	4,697	(9,029)	(27,866)
Provision for income taxes	(4,342)	491	1,848	—	—

Net income (loss) before cumulative effect of change in accounting principle	3,204	4,199	2,849	(9,029)	(27,866)
Cumulative effect of change in accounting principle	—	—	(130,234)	—	—

Net income (loss)	$3,204	$4,199	$(127,385)	$(9,029)	$(27,866)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$0.04	$0.06	$0.04	$(0.13)	$(0.68)

Basic and diluted net loss per common share	$0.04	$0.06	$(1.80)	$(0.13)	$(0.68)

Weighted average common shares outstanding
Basic	72,768	71,367	70,718	70,443	40,912

Diluted	73,302	74,891	70,807	70,443	40,912

Balance Sheet Data

	December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$8,059	$7,236	$2,527	$2,724	$2,891
Working capital	7,857	7,202	477	(1,011)	918
Property and equipment, net	12,453	9,735	12,757	16,535	870
Total assets	107,517	92,933	97,205	235,800	11,102
Long-term debt, excluding current portion	8,737	2,400	4,548	9,496	—
Shareholders’ equity (deficit)	79,432	75,474	69,213	196,682	(11,498)

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

Our services include audio/video distribution services, production services and the sale/license of audio/video transmission equipment. We rely on the national TV/radio spot advertising industry for the majority of our revenues and we operate in a very competitive industry. We have offices in New York, Los Angeles, Chicago, Detroit, Louisville, Kentucky, Boca Raton, Florida and Wilmington, Ohio while our network operations center (NOC) is located in Irving, Texas.

We seek to grow and broaden our revenue base through a combination of new business initiatives and strategic acquisitions. We intend to pursue complementary acquisitions that leverage the Company’s sales force, network infrastructure and close agency/advertiser relationships. During 2004, the Company made two strategic acquisitions.

Source TV

Effective August 31, 2004, the Company completed the acquisition of certain assets and assumed certain liabilities of Mayhthenyi, Inc., which was the operator of SourceTV (“Source”). Accordingly, the results of Source’s operations have been included in the Company’s consolidated financial statements since that date. Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The Company acquired the assets for $3.8 million in cash, of which $3.7 million was allocated to the on-line resource and database and is being amortized over the estimated useful life of 10 years.

AGT Broadcast

Effective June 1, 2004, the Company purchased substantially all of the net assets and assumed certain liabilities of the Broadcast Division (“Broadcast”) of Applied Graphics Technologies, Inc. (“AGT”). Accordingly, the results of Broadcast’s operations have been included in the Company’s consolidated financial statements since that date. Based in New York, Broadcast’s core services are the distribution of program and/or advertising content to television and radio stations throughout the country utilizing conventional and electronic duplication technology. Broadcast currently distributes content to radio stations and television destinations across the United States and maintains operations in California, Michigan, New York and Ohio.

The Company paid $15.0 million in cash to AGT as consideration for the assets of Broadcast. The purchase included $0.4 million in receivables due from Broadcast to the Company which were forgiven as a result of the acquisition. The cash payment was comprised of $1.0 million of the Company’s cash reserves and $14.0 million borrowed under the Company’s long-term credit agreement. According to the terms of the Asset Purchase Agreement (the “Agreement”), the purchase price was later reduced by $0.9 million as a result of a working capital adjustment, as defined by the Agreement. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of Broadcast and, accordingly, allocated the purchase price to those assets. The excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $3.3 million.

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

In addition, we are updating and enhancing our business platform via the newest version of DG Online(TM), the Internet-based software application our customers utilize to enter and track orders. The upgraded interface will provide customers fully automated access to DG’s services through a more streamlined, easier-to-navigate portal. As part of this platform upgrade, we plan to integrate new features into the DG Media Manager(TM) hardware that links stations to the DGS network, including a wider range of storage, delivery and spot management options, among other enhancements. DGS is working with a top IT services vendor to develop this application, one that we believe will be unrivaled in the industry in terms of functionality, convenience and ease-of-use. The Company intends to continue to invest in the re-design, re-launch and re-branding of additional new customer applications throughout 2005.

Finally, we are streamlining back office functions at our operations in New York, Detroit, Wilmington, Los Angeles and Chicago to simplify customer interaction and deliver services more efficiently.

Critical Accounting Policies

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

If the Company determines that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the long-lived or intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company’s average cost of funds. During 2004, the Company upgraded its distribution network and, during the process, removed selected fixed assets from operating in the field. Certain of these fixed assets were not yet fully depreciated and, accordingly, their remaining book value became impaired. The Company recognized a loss for $1.0 million related to these assets that have been removed from service.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, the Company ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company’s reporting units, the Company is required to compare and contrast the aggregate fair values for all reporting units with the Company’s average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company completed its initial impairment review during the first quarter of 2002 and recorded an impairment of approximately $130.2 million, which is reported as a cumulative effect of change in accounting principle. During the evaluation of goodwill for the year ended December 31, 2004, the Company determined that the carrying value of a portion of its goodwill was impaired. Accordingly, the company recognized a loss of $8.1 million related to this impairment. There were no impairments of either long-lived assets or goodwill during 2003.

Deferred Taxes and the Deferred Tax Valuation Allowance. The Company has recorded both assets and liabilities for deferred taxes that arise as the result of timing differences between amounts recorded for federal income tax purposes versus items recorded in accordance with generally accepted accounting principles. The Company offsets deferred tax liabilities against deferred tax assets for the purpose of financial statement disclosure.

The Company also has net operating loss carryforwards (NOL’s) of approximately $58.0 million which will expire on various dates ranging from 2016 to 2020. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes. During 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.9 million. The remaining $1.6 million reduction in the valuation allowance was due to the reduction in net deferred tax assets attributable to 2003 income.

In 2004, the Company concluded that it was more likely than not that all deferred tax assets would ultimately be realized, so it reversed the remaining valuation allowance of $15.7 million. As a result, $6.7 million was recorded as a non-cash tax benefit, which offset income tax expense of $2.4 million. The remaining $9.0 million reduction in the valuation allowance related to acquired deferred tax assets and therefore was recorded as a reduction to goodwill. In connection with the allocation of the reversal of the valuation allowance, management identified a material weakness in its internal control over financial reporting, which is described in Item 9A of this report.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have any effect on the Company’s financial statements.

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

FASB Interpretation No. 45 (“FIN 45”) requires that enhanced disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. There was no effect on the Company as a result of the adoption of this rule.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The adoption of EITF 00-21 had no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

Results of Operations

2004 versus 2003

Revenues. Revenues for the year ended December 31, 2004 increased $4.6 million, or 8%, primarily due to revenues generated from the recently acquired assets of Broadcast, which results were included since the June 1, 2004 acquisition date. The increase was also driven, in part, by increases in political spending in the Company’s Digital Generations Systems, Inc. (“DGS”) division resulting from the 2004 presidential election. This was partially offset by product sales reductions in the Company’s StarGuide division.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $4.1 million, or 14%, for the year ended December 31, 2004. The increase was primarily attributable to costs associated with the Broadcast division, which results were included since the June 1, 2004 acquisition date. These increases were partially offset by cost reductions implemented by management during 2003 at the DGS division.

Research and Development. Research and development expense for the year ended December 31, 2004 decreased $1.2 million, or 37%, as compared to the prior year, due to the fact that several offices were closed during the second quarter of 2003.

Sales and Marketing and General and Administrative. Sales and marketing and general and administrative expenses remained consistent year over year.

Impairment Charges. Impairment charges for the year ended December 31, 2004 increased $9.1 million or 100% from prior year results due to the fact that the Company recognized impairment losses of $1.0 million related to fixed assets removed from service early and $8.1 million as a result of the write-down of the goodwill associated with the 2001 merger with StarGuide.

Depreciation and Amortization. Depreciation and amortization decreased $2.1 million, or 27%, for the year ended December 31, 2004, as compared to the prior year, primarily due to the fact that certain intangible assets acquired as result of the 2001 merger between DGS and StarGuide became fully amortized during 2003, as well as a non-recurring $1.5 million amortization of a patent defense settlement that occurred during 2003.

Interest Expense. Interest expense increased $0.3 million, or 34%, for the year ended December 31, 2004, as compared to the prior year, due to borrowings made in conjunction with the acquisitions of Broadcast and SourceTV during 2004.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased $4.8 million for the year ended December 31, 2004, as compared to the prior year, due to the fact that the Company reversed its deferred tax valuation allowance. At December 31, 2004, the Company determined that ultimate realization of the benefits of its deferred tax assets was more likely than not, and therefore, reversed the remaining valuation allowance on its deferred tax assets, which consist primarily of NOL Carryforwards. The Company has used already utilized $22.2 million in NOL Carryforwards to offset taxable income since 2001, and the Company believes all remaining NOL Carryforwards will be utilized.

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

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 7%, for the year ended December 31, 2003, as compared to the prior year, primarily due to the $1.5 million amortization of patent defense costs related to the settlement of a large patent case.

Interest and Other Expense. Interest and other expense decreased $0.6 million, or 37%, for the year ended December 31, 2003, as compared to the prior year, due to lower average outstanding long-term debt and capital lease obligations as well as a reduction in interest rates, year over year.

Income tax expense. The Company’s effective income tax rate was approximately 10.5% for 2003, which differed from the federal statutory rate of 34% primarily due to a $1.4 million deferred tax benefit recognized when the Company adjusted its deferred tax asset valuation allowance.

Liquidity and Capital Resources

The Company’s operating activities provided cash of $11.4 million in 2004 compared to $8.9 million in 2003. Cash provided by operating activities was $7.5 million in 2002. Cash flows from operating activities increased during 2004 as compared to 2003 and 2002 primarily due to changes in operating income. After the removal of non-cash impairment charges totaling $9.1 million, operating income increased to $9.3 million in 2004 from $5.6 million and $6.2 million in 2003 and 2002, respectively.

The Company used $3.3 million, $1.1 million and $0.7 million of cash in 2004, 2003 and 2002, respectively, to purchase property and equipment. In addition, $2.3 million of property and network equipment was acquired through capital leases or vendor financing during 2004. The capital additions for each of the three years were a result of the Company’s continued expansion of its network and continued product development.

The Company amended the long-term credit agreement with its current lender twice during 2004; the long-term credit agreement was originally signed on May 5, 2003. The two amendments provided for additional term loans, the proceeds of which the Company used to fund the acquisitions of Broadcast and SourceTV; the Company utilized cash reserves to fund the portions of the purchase prices not covered by term loans. The Term B Loan was created as a result of the first amendment on June 10, 2004 and totaled $6.0 million; this loan, along with the previously outstanding Term A Loan, matures September 30, 2005. The Term C Loan was a result of the second amendment on August 31, 2004 and totaled $2.5 million; the Term C Loan matures December 31, 2005. At December 31, 2004, the Company had $2.4 million, $4.5 million and $2.0 million outstanding pursuant to the Term A Loan, the Term B Loan and the Term C Loan, respectively. Once repaid, no amounts may be re-borrowed under any of the three outstanding term loan facilities.

The long-term credit agreement also provides for a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $23.5 million. At December 31, 2004, the Company had $7.3 million outstanding under the revolving credit facility and approximately $1.4 million was available for borrowing. The revolving facility matures on May 5, 2006. The Company does not anticipate an operational need for borrowings under the revolving credit facility during the next 12 months, however, it retains the right under the facility to use it for acquisitions, capital improvements and general corporate purposes.

Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling six-month period as well as limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended December 31, 2004. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement. At December 31, 2004, the weighted average interest rate on outstanding borrowings was 5.81%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit. There were no outstanding letters of credit at December 31, 2004.

Net principal payments (borrowings) on long-term debt were $(12.7) million, $4.4 million and $6.8 million in 2004, 2003 and 2002, respectively.

The Company has raised cash through the sale of common and preferred stock in the past, most recently in 2004 via the exercise of employee stock options and prior to that during 1999. Proceeds from the sale of stock have been used to fund acquisitions, make capital expenditures, repay debt and fund continuing operations. There can be no assurances that the Company could raise additional funds through the sale of common or preferred stock in the future.

The Company currently has no significant capital commitments other than the commitments under capital leases. The Company also has ongoing commitments with a telephone service provider to spend a minimum of $2.0 million in 2005 and 2006. Based on management’s current plans and forecasts, the Company believes that its existing sources of liquidity will satisfy the Company’s projected working capital and capital lease commitments and other cash requirements through the foreseeable future. The Company believes that is has the resources necessary either on hand or available under its revolving credit facility or through the issuance of common stock to execute its business plan, to continue to build infrastructure or to make accretive acquisitions.

The table below summarizes the Company’s contractual obligations (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$16,150	8,900	7,250	—	—
Capital Leases	2,243	756	1,487	—	—
Operating Leases	4,468	2,190	2,212	66	—
Unconditional Purchase Obligations	4,480	2,480	2,000	—	—

Total Contractual Cash Obligations	$27,341	14,326	12,949	66	—

Investment in Verance Corporation

On March 15, 2005, the Company entered into an exclusive agreement with the Verance Corporation and its subsidiary, ConfirMedia(TM) (Verance), to enable third party airplay verification and advertising campaign reconciliation services across all major U.S. television, cable and radio networks and local television and radio stations.

The Company simultaneously announced that it is making a $5 million strategic equity investment in Verance in a private placement of convertible preferred stock. As part of the transaction, Verance will issue a warrant to the Company to allow it to increase its equity stake in the future. The investment will take place in two equal installments the first of which took place on March 21, 2005 whereby the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”), from Verance for $2.5 million. The Company expects to purchase an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million by July 5, 2005. The Company will own less than 20% of Verance on an as-converted basis following this additional purchase.

The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the “Common Stock”), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, (2) immediately prior to a qualified public offering by Verance, or (3) if the additional $2.5 million purchase of Series B Preferred Stock is not made by the Company. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to any other capital stock of Verance. Holders of Verance’s preferred stock vote together with holders of its Common Stock on an as-converted basis.

Certain Business Considerations

In evaluating an investment in our Company, the following business considerations should be considered.

We have a history of losses and our future operating results are uncertain.

2003 was the first year the Company has reported net income after having been unprofitable since its inception; we reported profit again in 2004. In 2002, the Company was profitable only after excluding the effect of a change in accounting principle. We could begin to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining continued reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, continue to upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to sustain profitability.

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

Our marketing efforts to date with regard to our products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. We may not have correctly identified such markets and our planned products and services may not address the needs of such markets. Furthermore, our technologies, in their current form, may not be suitable for specific applications and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary. Broad commercialization of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict. To achieve sustained growth, the market for our products must continue to develop and we must expand our product offering to include additional applications within the broadcast market. Potential new products and applications for existing products in new markets include distance learning and training, finance and retail. We believe that our products and services are among the first commercial products to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services. However, the market may not accept our products. In addition, it is possible that:

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

If we are not able to develop new products and services in a timely and cost-effective fashion to respond to technological changes and deliver products and services at competitive prices, operating results will likely suffer and our stock price could decline. The markets for our products and services are characterized by rapidly changing technology. The introduction of new products and services can render existing products obsolete or unmarketable. We may not be successful in identifying, developing, contracting for the manufacture of and marketing product enhancements for new products and services that respond to technological change or meet emerging industry standards. In addition, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of any new products, product enhancements or services, and these products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we experience delays in introducing new products and services or enhancements to existing products and services, our customers may begin to use the products and services of our competitors, resulting in a loss of revenue. Furthermore, new or enhanced products offered by us may contain defects when they are first introduced or released. If we are unable to develop and introduce new products and services or enhancements of existing products and services in a timely manner and with a significant degree of market acceptance, our ability to maintain profitability in the future will be jeopardized.

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

We expect that a significant portion of our revenues will continue to be derived from the delivery of radio and television advertising spots from advertising agencies, production studios and dub and ship houses to radio and television stations in the United States. A decline in demand for, or average selling prices of, our radio and television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business:

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

Our inability to place units necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or our inability to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our NOC and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure the shareholders that the placement of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

In addition, we believe that to more fully address the needs of potential video delivery customers we will need to develop a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other United States markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

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

Our executive officers and directors and their respective affiliates own approximately 33% of our common stock, not including options or warrants to purchase additional shares of common stock. As a result, these shareholders are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control even if a change of control is in the best interest of all shareholders.

We face risks associated with being delisted from the Nasdaq National Market.

The holders of our common stock currently enjoy a substantial benefit in terms of liquidity by having such common stock listed on the Nasdaq National Market. This benefit would be lost if we were to be delisted from the Nasdaq National Market. Nasdaq rules require, among other things, that our common stock trade at $1 per share or more on a consistent basis. While we believe we are currently in compliance with Nasdaq’s listing requirements and corporate governance rules, we cannot assure shareholders that this is the case or that we will be able to continue to keep our common stock listed on the Nasdaq National Market or a similar securities exchange.

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

We obtain our local access transmission services and long distance telephone access through contracts with Sprint and MCI that expire in 2006 and 2005, respectively. Our agreements with Sprint and MCI provide for reduced pricing on various services provided in exchange for minimum purchases under the contracts of $2.0 million for each year of the Sprint contract and $0.5 million for 2005 for MCI. The agreements provide for certain achievement credits once specified purchase levels are met. Any material interruption in the supply or a material change in the price of either local access or long distance carrier service could increase our costs or cause a significant decline in our revenues, thereby decreasing our operating results.

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

We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the Hughes Network Systems satellite system. However, the Hughes satellite system may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Hughes that expires in December 2005. The agreement provides for fixed pricing on dedicated bandwidth and gives us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. Hughes is required to meet performance specifications as outlined in the agreement, and we are given a credit allowance for future fees if Hughes does not meet these requirements. The agreement states that Hughes can terminate the agreement if we do not make timely payments or become insolvent. The Company is currently reviewing alternatives for replacing the Hughes satellite system.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. As of December 31, 2004, the Company had $16.2 million outstanding under its credit facility and other variable rate debt. A one-percentage point increase in the variable interest rate based on debt amounts outstanding would result in approximately $125,000 reduction in annual pre-tax earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company’s Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934 the Company has evaluated, with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below under the caption “Internal Control Over Financial Reporting,” a material weakness was identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

This report does not contain “Management’s Annual Report on Internal Control Over Financial Reporting” (the “Management Report”), the related “Attestation Report of the Company’s Independent Registered Public Accounting Firm” (the “Attestation Report”), or certain portions of the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Exchange Act Rule 13a-14(a) (the “Omitted Certifications”). Securities Exchange Act Release No. 34-50754, Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, which was issued on November 30, 2004, and the guidance of the Securities and Exchange Commission (“SEC”) released in the “Frequently Asked Questions” related thereto, provide that the Company may defer filing the Management Report, the Attestation Report and the Omitted Certifications for up to 45 days after the due date of the report. Management expects that the Company will file an amendment to this report no later than May 2, 2005, which will include both the Management Report and the Attestation Report as well as the Omitted Certifications and revised disclosure under this Item 9A.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process that reduce, but do not eliminate, this risk.

Management is using the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the Broadcast Division of Applied Graphics Technologies, Inc. (“Broadcast”), the assets of which the Company acquired on June 1, 2004, and the Source TV business (“Source”), the assets of which the Company acquired on August 31, 2004. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of either Broadcast or Source. The Broadcast assets represented 18% of our total assets at December 31, 2004, and generated 18% of our total revenues during the year ended December 31, 2004. The Source assets represented 3.8% of our total assets at December 31, 2004, and generated 1% of our total revenues during the year ended December 31, 2004.

As a result of its evaluation of the Company’s internal control over financial reporting, management has identified a material weakness. Specifically, management has concluded that the Company’s review of the reversal of valuation allowances with respect to its deferred tax assets was inadequate. This material weakness resulted in accounting errors. These errors, which are described below, were related to the reversal of a valuation allowance taken in respect of certain of the Company’s tax deferred assets.

From its inception until September 30, 2003, management recorded a full valuation allowance with respect to all of its deferred tax assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). At September 30, 2003, management assessed the deferred tax asset valuation allowance in accordance with SFAS No. 109 and concluded that a portion of the valuation allowance should be reversed. At December 31, 2004, management again assessed the deferred tax asset valuation allowance and concluded that the remainder of the valuation allowance should be reversed.

In order to reflect the valuation allowance reversals on the Company’s consolidated balance sheet and consolidated statements of operations, at the time of each reversal the Company needed to specifically differentiate between reversed amounts related to deferred tax assets that had been generated by the Company and those related to deferred tax assets that had been acquired in the Company’s 2001 merger with StarGuide. No deferred tax assets were acquired in either of the Broadcast or Source asset purchases described above or in any other business combinations. Management made the required specific differentiations with respect to the reversed amounts related to the September 30, 2003 reversal and with respect to all of the amounts reversed at December 31, 2004 that related to federal net operating loss carryforwards (“NOLs”). However, at December 31, 2004, management did not make a specific differentiation between reversed amounts related to certain state NOLs and other miscellaneous deferred tax assets that were Company-generated and those that were acquired in the merger with StarGuide. Instead of making a specific differentiation, management estimated which of these deferred tax assets were Company-generated and which were acquired by reference to the ratio applicable to reversals related to the federal NOLs. The use of the estimate caused an error in the Company’s financial statements.

The error was detected in connection with the audit of the Company’s 2004 financial statements, as members of the Company’s accounting team and the Company’s independent auditors worked through the December 31, 2004 reversal. Upon identifying the error, management recorded two audit adjustments. These audit adjustments affected the consolidated statements of operations by decreasing tax expense by $0.3 million for the three months ended December 31, 2004 and affected the consolidated balance sheet by increasing goodwill by $0.3 million and decreasing accumulated deficit by $0.3 million, in each case at December 31, 2004. The net impact of these adjustments on the Company’s consolidated statements of operations was to decrease the Company’s net loss for the three months ended December 31, 2004 from $(0.5) million to $(0.2) million and to increase the Company’s net income for the year ended December 31, 2004 from $2.9 million to $3.2 million. The net impact of these adjustments on the Company’s consolidated balance sheet at December 31, 2004 was to increase each of the Company’s total assets and stockholders’ equity by $0.3 million. The error was corrected prior to the release of the Company’s financial results in the Company’s earnings release dated February 17, 2005 and no restatement of financial statements for any period was required.

As a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness described above and enhance its internal control over financial reporting, management has implemented the following changes:

•	Management has engaged Grant Thornton, LLP (“Grant Thornton”) to be directly involved in the review and accounting evaluation of the Company’s future calculations of its provision for income taxes and any other future complex or non-routine transaction.

•	Management has revised the Company’s procedures related to internal control over financial reporting to require the involvement of both internal accounting personnel and Grant Thornton in the evaluation of, and the application of generally accepted accounting principals to, any future complex or non-routine transaction.

•	Management has engaged a professional accounting services firm to provide an internal audit function. The professional accounting services firm will report to the Company’s Audit Committee and assist management in its ongoing review and, to the extent necessary, revision of the Company’s policies and procedures related to its internal control over financial reporting.

•	Management has required certain internal accounting personnel, including the Company’s senior accounting personnel to receive additional training regarding accounting for income taxes and other complex or non-routine transactions. To date, the Company’s controller has completed two training courses on the subject of SFAS No. 109. Additional training will be required on an ongoing basis.

Management believes that the material weakness will be remediated upon the implementation of these internal control enhancements.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2004 that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management believes the measures that have been implemented to remediate the material weakness have had a material impact on the Company’s internal control over financial reporting since December 31, 2004, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on the Company’s internal control over financial reporting in future periods.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg (3)	52	Chief Executive Officer and Chairman of the Board	2007
Omar A. Choucair (3)	42	Chief Financial Officer and Director	2006
David M. Kantor (1)	48	Director	2006
Cappy R. McGarr (2)	53	Director	2005
Kevin C. Howe (1)(2)	55	Director	2005
Anthony J. LeVecchio (2)	58	Director	2005

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Executive Committee

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

David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Mr. Kantor is a media industry consultant and Vice Chairperson and CEO of Reach Media, a company that develops, acquires and partners in quality media and marketing opportunities targeting the African-American population. Formerly, he was Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

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

Kevin C. Howe is the Managing Partner of Mercury Ventures and has been a member of the Board of Directors of the Company since February 2001. Mercury Ventures manages 3 different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of two publicly traded technology firms, the Company and The Sage Group, plc., which is traded on the London Stock Exchange. Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc., which had market capitalization of over $7 billion. He was CEO of the US operations responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT, a Nasdaq listed company. Mr. Howe received his MBA from SMU in 1976.

Anthony J. LeVecchio has been a member of the Board of Directors of the Company since August 2004. Since its formation in 1988, he has been the President of The James Group, a general business consulting firm that has advised clients across a range of high-tech industries. Prior to forming The James Group in 1988, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. Mr. LeVecchio was appointed to the Board of Directors on August 27, 2004 to fill a vacancy on the Board, to serve a term expiring at the 2005 annual meeting.

Audit Committee

The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by the Company’s Board of Directors.

The Audit Committee’s functions include:

•	engaging independent auditors and determining their compensation;

•	making recommendations to the Board of Directors for reviewing the completed audit and audit report with the independent auditors, the conduct of the audit, significant accounting adjustments, recommendations for improving internal controls, and all other significant findings during the audit;

•	meeting at least quarterly with the Company’s management and auditors to discuss internal accounting and financial controls, as well as results of operations reviews performed by the auditors;

•	determining the scope of and authorizing or approving any permitted non-audit services provided by the independent auditors and the compensation for those services; and

•	initiating and supervising any special investigation it deems necessary regarding the Company’s accounting and financial policies and controls.

The Audit Committee is composed solely of directors who are not officers or employees of the Company and who, the Company believes, have the requisite financial literacy to serve on the Audit Committee, have no relationship to the Company that might interfere with the exercise of their independent judgment, and meet the standards of independence for members of an audit committee under the rules of the SEC and under the Nasdaq Marketplace Rules.

In accordance with the rules and regulations of the SEC, the preceding paragraph regarding the independence of the members of the Audit Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Exchange Act, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act, notwithstanding any general incorporation by reference of this section of this Annual Report into any other filed document.

Messrs. LeVecchio (Chairman), McGarr and Howe are the current members of the Audit Committee, and Messrs. McGarr and Howe were the members of the Audit Committee during 2004. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee, is the sole “audit committee financial expert” on the Audit Committee.

Code of Ethics

We have adopted a code of ethics that applies to all our officers and employees. A copy of the code of ethics is available, without charge, upon request, by addressing your request to: Corporate Secretary, Digital Generation Systems, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039 and on our website at www.dgsystems.com. We will disclose any amendments to our code of ethics and all waivers from any provisions of our code of ethics granted to any of our executive officers on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2004 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2004 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent shareholders at all times during the 2004 fiscal year, except that an initial Form 3 and one Form 4 to report one transaction in August 2004 required of Anthony J. LeVecchio was filed late as well as one Form 4 to report one transaction in November 2004 required of Kevin C. Howe was filed late.

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

In April 2002, a jury found that Mr. Ginsburg did make these communications, known as “tipping,” and therefore concluded that he had violated Sections 10(b) and 14(e) of the Exchange Act and Rules 10b-5 and 14e-3 thereunder. In July 2002, the United States District Court imposed a $1,000,000 civil penalty against Mr. Ginsburg.

Mr. Ginsburg filed a motion asking the Court to set aside its ruling and the verdict of the jury. On December 19, 2002, the United States District Court granted Mr. Ginsburg’s motion for judgment notwithstanding the verdict. The Court overturned the jury verdict in its entirety and set aside the civil penalty.

On February 13, 2003, the SEC filed a Notice of Appeal, seeking to reverse the Court’s decision and challenging the Court’s earlier refusal to impose an injunction against Mr. Ginsburg. On March 19, 2004 a decision of a three-judge panel of the Eleventh Circuit U.S. Court of Appeals reversed the decision by the U.S. District Court for the Southern District of Florida on December 19, 2002. The Court of Appeals (i) reinstated the jury verdict that Mr. Ginsburg had, in matters unrelated to the Company, violated Sections 10(b) and 14(e) of the Exchange Act and Rules 10b-5 and 14e-3 thereunder, (i) reinstated a $1 million civil penalty against Mr. Ginsburg and (iii) remanded the case to the District Court with instructions to enjoin Mr. Ginsburg from violations of the federal securities laws and regulations. The Court of Appeals did not bar Mr. Ginsburg from serving as an officer or director of a public company and the Company’s Board immediately and unanimously moved to affirm Mr. Ginsburg in his capacity as Chairman of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the other executive officer (collectively, the “Named Officers”).

		Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation			Securities Underlying Options
Scott K. Ginsburg Chairman of the Board and Chief Executive Officer	2004 2003 2002	$ $ $	250,000 250,000 250,000	$ $ $	20,000 — —	$ $ $	12,462 12,000 755,848	(2) (2) (1)	— — 25,000
Omar A. Choucair Chief Financial Officer	2004 2003 2002	$ $ $	190,000 184,731 175,000	$ $ $	20,000 — 21,250	$ $ $	6,000 500 —	(2) (2)	— 25,000 250,000

(1)	For 2002, represents reimbursement of automobile expenses ($32,612), travel expenses incurred during 1999 and 2000 but not reimbursed by the Company until 2002 ($706,305) and miscellaneous expenses ($16,931). The Company did not reimburse Mr. Ginsburg for airplane expenses incurred in 2002, 2003, or 2004, to the extent that such amounts should be considered compensation.
(2)	Reimbursement of automobile expenses.

Stock Option Grants

No stock option grants were made to any Named Officers in 2004 and no stock appreciation rights were granted to any Named Officer during such year.

Stock Option Exercises

The following table sets forth information concerning option exercises during the 2004 fiscal year and option holdings as of the end of the 2004 fiscal year with respect to any of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott K. Ginsburg	—	$—	499,967	8,333	$—	$—
Omar A. Choucair	—	$—	659,779	88,541	$—	$—

(1)	Based on the fair market value of the Company’s common stock at December 31, 2004, of $1.25 per share, less the exercise price payable for each share.

Director Compensation

Non-employee Directors receive $2,500 per meeting plus $1,000 per audit committee meeting. Employee Directors are not compensated for their participation as Directors. In addition, non-employee Directors receive reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Company’s Board of Directors and the committees thereof. Typically, the Company has not paid compensation for special assignments of the Board of Directors.

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

Employment Contracts and Change in Control Arrangements

Pursuant to an employment agreement dated December 10, 2003 between Mr. Choucair and the Company (the “Agreement”), the Company agreed to employ Mr. Choucair as its Senior Vice President and Chief Financial Officer from the date of the Agreement through December 31, 2006. Under the Agreement, Mr. Choucair received an annualized base salary of $190,000 for 2004 which amount is to escalate by $5,000 per annum for each of the next two years. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Choucair is entitled to participate in the Company’s stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the contract. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company’s health plan.

The Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the Agreement, if Mr. Choucair terminates his employment for Good Reason (as defined in the Agreement), he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the third anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If Mr. Choucair is terminated by the Company for Cause (as defined in the Agreement), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by Mr. Choucair, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2004 were Messrs. Howe and Kantor. Neither of these individuals were at any time during 2004, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	7,593,400	$3.03	10,445,346
Equity compensation plans not approved by security holders	—	$—	—

Total	7,593,400	$3.03	10,445,346

(1)	This table excludes an aggregate of 5,165,666 shares issuable upon exercise of outstanding options and warrants assumed by the Company in connection with the Company’s merger with StarGuide Digital Networks, Inc. in January 2001. The weighted-average exercise price of the excluded options and warrants is $1.60 per share.
(2)	Includes 37,367 shares issuable under the Company’s Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of common stock, (ii) each of the Company’s directors and the Named Officers and (iii) all directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of December 31, 2004, the directors and executive officers of the Company owned 24,266,856 shares of Common Stock entitled to vote, representing 33.4% of the outstanding shares of Common Stock.

	Shares Beneficially Owned as of December 31, 2004 (1) (2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg (3) Moon Doggie Family Partnership	30,881,638	38.7%
Omar A. Choucair (4)	782,282	1.1%
Jeffrey A. Dankworth P.O. Box 484 Verdi, NV 89439	5,391,146	7.4%
David M. Kantor (5)	95,694	*
Cappy R. McGarr (6)	275,694	*
Kevin C. Howe (6)	232,354	*
Anthony J. LeVecchio (7)	26,666	*
All directors and executive officers as a group (6 persons) (8)	32,294,328	40.0%

*	Less than 1% of the outstanding shares of common stock.
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company’s knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.
(2)	The number of shares of common stock outstanding as of December 31, 2004 was 72,747,491. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after December 31, 2004.
(3)	Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 20,941,197 shares held of record by Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 502,050 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 3,008,527 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of common stock.
(4)	Includes options exercisable into 671,757 shares of common stock and warrants exercisable into 86,660 shares of common stock.
(5)	Includes options exercisable into 85,694 shares of common stock.
(6)	Includes options exercisable into 75,694 shares of common stock.
(7)	Includes options exercisable into 1,666 shares of common stock.
(8)	Includes options exercisable into 1,412,555 shares of common stock and warrants exercisable into 6,604,917 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders ratified the appointment of the independent accounting firm KPMG LLP (“KPMG”) to serve as independent auditors of the Company for the year ended December 31, 2004. KPMG served as the Company’s independent auditors since 1999 and is considered by management of the Company to be well qualified. KPMG has advised the Company that neither it nor any of its members has any financial interest, direct or indirect, in the Company in any capacity.

Fee Disclosure

The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

	Year Ended December 31,
	2004	2003
Audit Fees (1)	$821,000	$221,000
Audit Related Fees	25,000	33,000
Tax Fees (2)	74,000	177,000
All Other Fees	—	—

Total	$920,000	$431,000

(1)	Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of the Sarbanes-Oxley Act, Section 404 and audits of acquired entities pursuant to Rule 3.05.
(2)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

The Audit Committee has considered whether (and has determined that) the provision by KPMG of the services described under Tax Fees is compatible with maintaining KPMG’s independence from management and the Company. In addition, all of the services rendered to the Company by KPMG were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2. FINANCIAL STATEMENT SCHEDULES

II—Valuation and Qualifying Accounts	S-1

3. EXHIBITS

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of registrant.

3.2	(a)	Bylaws of registrant, as amended to date.

4.1	(b)	Form of Common Stock Certificate.

10.1	(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2	(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3	(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4	(b)	Form of Restricted Stock Agreement. *

10.5	(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6	(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7	(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8	(i)	Credit Agreement, dated as of June 1, 2001, between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.9	(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10	(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders

10.11	(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12	(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13	(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14	(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.15	(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16	(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

10.17	(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18	(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

Exhibit Number		Exhibit Title
10.19	(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

10.20	(k)	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm

24.1	**	Power of Attorney (included on signature page)

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications

32.1	**	Section 1350 Certifications

(a)	Incorporated by reference to exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 27, 2003.
(b)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203).
(c)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.
(d)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed November 13, 1996.
(e)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the SEC, which request was granted. Omitted portions have been filed separately with the SEC.
(f)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-3 filed on December 31, 1998.
(g)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 29, 1999.
(h)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed May 11, 2000.
(i)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001
(j)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 27, 2003. The registrant has requested confidential treatment with respect to certain portions of this exhibit.
(k)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on May 15, 2003
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(b)	Exhibits

See Item 15 (a) (3) above.

(c)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: March 31, 2005	By:	/s/ SCOTT K. GINSBURG
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

Signature	Title	Date
/s/ SCOTT K. GINSBURG	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2005
Scott K. Ginsburg

/s/ OMAR A. CHOUCAIR	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2005
Omar A. Choucair

/s/ DAVID M. KANTOR	Director	March 31, 2005
David M. Kantor

/s/ CAPPY McGARR	Director	March 31, 2005
Cappy McGarr

/s/ KEVIN C. HOWE	Director	March 31, 2005
Kevin C. Howe

/s/ ANTHONY J. LeVECCHIO	Director	March 31, 2005
Anthony J. LeVecchio

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Digital Generation Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

KPMG LLP

Dallas, Texas

February 15, 2005

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$8,059	$7,236
Accounts receivable (less allowance for doubtful accounts of $507 in 2004 and $588 in 2003)	12,559	9,288
Inventories	1,475	2,114
Current deferred income taxes	3,396	301
Other current assets	987	827

Total current assets	26,476	19,766

Property and equipment, net	12,453	9,735
Goodwill, net	34,974	48,759
Deferred income taxes, net	14,578	4,054
Intangible and other assets, net	19,036	10,619

TOTAL ASSETS	$107,517	$92,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,280	$2,980
Accrued liabilities	3,718	3,687
Deferred revenue, net	1,965	2,650
Current portion of long-term debt and capital leases	9,656	3,247

Total current liabilities	18,619	12,564

Deferred revenue, net	729	2,495
Long-term debt and capital leases, net of current portion	8,737	2,400

TOTAL LIABILITIES	28,085	17,459

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized 200,000 shares at December 31, 2004; 73,226 issued and 72,747 outstanding at December 31, 2004 and 72,118 issued and 72,095 outstanding at December 31, 2003	73	72
Additional paid-in capital	269,232	267,885
Accumulated deficit	(189,178)	(192,382)
Treasury stock, at cost	(695)	(101)

TOTAL STOCKHOLDERS’ EQUITY	79,432	75,474

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,517	$92,933

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For years ended December 31,
	2004	2003	2002
Revenues:
Audio and video content distribution	$52,970	$47,928	$53,144
Product sales	8,796	9,759	12,799
Other	600	—	351

Total revenues	62,366	57,687	66,294

Cost of revenues:
Audio and video content distribution	28,806	23,870	26,336
Product sales	4,414	5,337	6,627
Other	135	—	365

Total cost of revenues	33,355	29,207	33,328

Operating expenses:
Sales and marketing	4,707	4,499	5,005
Research and development	2,079	3,289	3,941
General and administrative expenses	7,151	7,142	9,642
Restructuring charges	—	—	771
Impairment charges	9,131	—	—
Depreciation and amortization	5,797	7,897	7,390

Total operating expenses	28,865	22,827	26,749

Income from operations	$146	$5,653	$6,217
Other (income) expense:
Interest income and other (income) expense, net	(7)	99	(20)
Interest expense	1,291	864	1,540

Net income (loss) before income taxes and cumulative effect of change in accounting principle	$(1,138)	$4,690	$4,697
Provision (benefit) for income taxes	(4,342)	491	1,848

Net income before cumulative effect of change in accounting principle	3,204	4,199	2,849

Cumulative effect of change in accounting principle	—	—	(130,234)

Net income (loss)	$3,204	$4,199	$(127,385)

Basic net income per common share before cumulative effect of change in accounting principle	$0.04	$0.06	$0.04

Diluted net income per common share before cumulative effect of change in accounting principle	$0.04	$0.06	$0.04

Basic net income (loss) per common share	$0.04	$0.06	$(1.80)

Diluted net income (loss) per common share	$0.04	$0.06	$(1.80)

Basic weighted average common shares outstanding	72,768	71,367	70,718

Diluted weighted average common shares outstanding	73,302	74,891	70,807

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	70,807	$72	(23)	$(101)	$266,000	$(93)	$(69,196)	$196,682

Exercise of stock options	1	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	—	—	21	—	—	21
Note receivable issued to employee for exercise of stock options	—	—	—	—	—	(105)	—	(105)
Collection of note receivable from former employee	—	—	—	—	(93)	93	—	—
Net loss	—	—	—	—	—	—	(127,385)	(127,385)

Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213

Exercise of stock options	1,271	—	—	—	1,887	—	—	1,887
Issuance of common stock under employee stock purchase plan	13	—	—	—	15	—	—	15
Tax benefits from employee stock option plans	—	—	—	—	55	—	—	55
Repayment of Shareholder note receivable	—	—	—	—	—	105	—	105
Net income	—	—	—	—	—	—	4,199	4,199

Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$—	$(192,382)	$75,474

Exercise of stock options	1,090	1	—	—	1,253	—	—	1,254
Issuance of common stock under employee stock purchase plan	18	—	—	—	19	—	—	19
Tax benefits from employee stock option plans	—	—	—	—	75	—	—	75
Repurchase of common stock	—	—	(456)	(594)	—		—	(594)
Net income	—	—	—	—	—	—	3,204	3,204

Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$—	$(189,178)	$79,432

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,204	$4,199	$(127,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,864	4,104	5,312
Amortization of goodwill and other intangibles	1,933	3,793	2,078
Impairment of fixed assets	1,048	—	—
Impairment of goodwill	8,083	—	130,234
Deferred income taxes	(4,678)	193	791
Tax benefits from employee stock options	75	55	—
Provision for doubtful accounts	275	73	715
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	1,051	3,691	88
Other assets	(380)	(1,332)	(853)
Accounts payable and accrued liabilities	(568)	(2,641)	(201)
Deferred revenue, net	(2,537)	(3,283)	(3,284)

Net cash provided by operating activities	11,370	8,852	7,495

Cash flows from investing activities:
Purchases of property and equipment	(3,342)	(1,082)	(723)
Acquisitions, net of cash acquired	(18,251)	—	—

Net cash used in investing activities	(21,593)	(1,082)	(723)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,273	1,902	21
Purchases of treasury stock	(594)	—	—
(Issuance) payment of shareholder note receivable	—	105	(105)
Payments to secure financing	(78)	(698)	(112)
Borrowings under long-term debt	16,500	9,000	6,500
Payments on long-term debt	(6,055)	(13,370)	(13,273)

Net cash provided by (used in) financing activities	11,046	(3,061)	(6,969)

Net increase (decrease) in cash and cash equivalents	823	4,709	(197)
Cash and cash equivalents at beginning of year	7,236	2,527	2,724

Cash and cash equivalents at end of year	$8,059	$7,236	$2,527

Cash paid for interest	$991	$465	$1,181

Cash paid for income taxes	$183	$73	$—

Noncash financing activities:
Vendor financed acquisition of software	$1,544	$—	$—

Equipment purchased under capital lease	$757	$—	$—

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

Digital Generations Systems, Inc. (the “Company”) owns a nationwide digital network that beneficially links more than 5,000 advertisers and advertising agencies with more than 10,000 radio stations and over 3,100 broadcast and cable television destinations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

Certain prior year amounts have been reclassified to conform to current year presentations.

2. Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2004 and 2003, cash equivalents consisted primarily of investments in U.S. money market funds.

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currencies

The Company provides services to certain entities located outside of the United States of America. The Company had no gains (losses) on foreign currency transactions during 2004 but had gains (losses) on foreign currency transactions totaling $6 and $(3) for the years ended December 31, 2003 and 2002, respectively. Gains (losses) on foreign currency transactions are included in interest and other (income) expense in the consolidated statements of operations.

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts).

	2004	2003	2002
Net income (loss):
As reported	$3,204	$4,199	$(127,385)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(296)	(552)	(1,456)

Pro forma	$2,908	$3,647	$(128,841)

Basic earnings per share of common stock:
As reported	$0.04	$0.06	$(1.80)
Pro forma	$0.04	$0.05	$(1.82)
Diluted earnings per share of common stock:
As reported	$0.04	$0.06	$(1.80)
Pro forma	$0.04	$0.05	$(1.82)

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.5%, 2.9% and 4.1%; a dividend yield of 0%; expected terms of 3.2, 3.5 and 3.1 years; and volatility factors of the expected market price of the Company’s common stock of 71%, 77% and 100%.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

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

During the years ended December 31, 2004 and December 31, 2003, the Company had no customers that accounted for more than 10% of the Company’s total revenue. During the year ended December 31, 2002, the Company had one customer, BBDO, that accounted for $7.8 million (12%) of its revenue.

3. Acquisitions:

Source TV

Effective August 31, 2004, the Company completed the acquisition of certain assets and assumed certain liabilities of Maythenyi, Inc., which was the operator of Source TV (“Source”). Accordingly, the results of Source’s operations have been included in the consolidated financial statements since that date. Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The Company acquired the assets for $3.8 million in cash, of which $3.7 million was allocated to the on-line resource and database and is being amortized over the estimated useful life of 10 years.

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

The Company paid $15.0 million in cash to AGT as consideration for the assets of Broadcast. The purchase price also included $0.4 million in receivables due from Broadcast to the Company which were forgiven as a result of the acquisition. The cash payment was comprised of $1.0 million of the Company’s cash reserves and $14.0 million borrowed under the Company’s long-term credit agreement. According to the terms of the Asset Purchase Agreement (the “Agreement”), the purchase price was later reduced by $0.9 million as a result of a working capital adjustment, as defined by the Agreement. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of Broadcast and, accordingly, allocated the purchase price to those assets. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $3.3 million.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for Source. The table also summarizes the fair values of the assets acquired and liabilities assumed of Broadcast adjusted to incorporate the results of a third party valuation analysis. The Company does not anticipate any further modifications to the purchase price allocation for Broadcast. The purchase price allocation for Source has not yet been completed. The Company is still gathering data that will be used to refine its initial valuation of the identifiable intangible assets. The purchase price allocations for the acquisitions are as follows (in thousands):

	Source	Broadcast
Current assets	$150	$5,196
Property, plant and equipment	19	1,967
Other non-current assets	—	26
Identifiable intangible assets	3,786	5,420
Goodwill	—	3,269

Total assets acquired	$3,955	$15,878

Current liabilities	182	926

Net assets acquired	$3,773	$14,952

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The excess of the purchase price over the tangible net assets related to the Source acquisition was allocated in its entirety to the On-line resource and database (the “Database”). The Database is being amortized over its ten year estimated useful life. The excess of the purchase price over the net tangible assets related to Broadcast totaled $8.7 million. Of this amount, $5.1 million was allocated to the customer list, which is being amortized over 10 years, $0.2 million was allocated to acquired technology which is being amortized over 1 year and $0.2 million was allocated to trademarks which is being amortized over 3 years. The remaining excess, $3.3 million was allocated to Goodwill, all of which is expected to be deductible for tax purposes.

The following unaudited pro forma information details the results of operations as if the acquisitions of Source and Broadcast had taken place on January 1, 2003 and 2004 (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003
Revenue	$71,387	$78,827
Income from Operations	1,779	9,279
Net income	$4,011	$5,923

Basic earnings per share of common stock	$0.06	$0.08
Diluted earnings per share of common stock	$0.05	$0.08

4. Inventories:

Inventories as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Raw materials	$623	$697
Work-in-process	479	631
Finished goods	373	786

Total inventories	$1,475	$2,114

5. Property and Equipment:

Property and equipment as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Network equipment	$22,944	$18,624
Office furniture and equipment	7,524	5,829
Leasehold improvements	947	665

	31,415	25,118
Less accumulated depreciation and amortization	(18,962)	(15,383)

	$12,453	$9,735

The Company upgraded its distribution network during 2004 and, as a result, removed certain older network assets from service. In accordance with Statement of Financial Accounting Standards Number 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), at December 31, 2004, the Company recorded an impairment charge of $1.0 million related to these assets. The fair value of the assets removed from service was determined based on their carrying value.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible and Other Assets:

Other assets as of December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Brand name	$8,804	$8,804
Customer relationships	5,420	3,044
On-line Resource and Database	3,786	—
Software development costs	6,029	5,120
Other assets	983	1,323

	25,022	18,291
Less: accumulated amortization	(5,986)	(7,672)

	$19,036	$10,619

During July 2003, the Company settled an outstanding patent case and, based on the settlement, amortized all fees related to the case. As a result of the settlement, the Company recorded approximately $1.5 million in amortization expense during the year ended December 31, 2003 related to the settlement.

In June 2001, the FASB issued SFAS No. 142. This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company has identified two reporting units, as defined in SFAS No. 142, with goodwill, an Audio and Video Content Distribution unit and a Product Sales unit. Upon initial adoption of SFAS No. 142, the Company recorded goodwill impairment of $130.2 million in the Audio and Video Content Distribution unit, or $1.84 per diluted share, as a cumulative effect of change in accounting principle in the first quarter of 2002. The assessment was performed primarily due to changes in the economy and the decline in our stock price since the valuation date of the shares issued in the DG/StarGuide merger.

As part of the Company’s annual assessment of goodwill impairment required by SFAS No. 142, at December 31, 2004, the Company recorded an impairment charge of $8.1 million related to its Product Sales reporting unit. The fair value of the Product Sales reporting unit was determined by estimating the present value of future cash flows expected to be generating by the reporting unit.

Goodwill totaled $35.0 million at December 31, 2004 and $48.8 million at December 31, 2003. The changes in the carrying value of goodwill by segment for the twelve months ended December 31, 2004 are as follows (in thousands):

	Segment
	Audio and Video Content Distribution	Product Sales	Total
Balance at December 31, 2002	42,818	10,488	53,306

Reversal of deferred tax valuation allowance	(4,547)	—	(4,547)

Balance at December 31, 2003	38,271	10,488	48,759

Reversal of deferred tax valuation allowance	(8,971)	—	(8,971)
Impairment loss	—	(8,083)	(8,083)
Goodwill created by acquisition of Broadcast subsidiary	3,269	—	3,269

Balance at December 31, 2004	$32,569	$2,405	$34,974

Identifiable intangible assets as of December 31, 2004 and December 31, 2003 are as follows (in thousands):

	Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2004
Customer relationships	10 years	$5,420	$(257)	$5,163
Brand name	20 years	8,804	(1,761)	7,043
On-line resource and database	10 years	3,786	(122)	3,664

		$18,010	$(2,140)	$15,870

December 31, 2003
Customer relationships	3 years	$3,044	$(3,044)	$—
Brand name	20 years	8,804	(1,321)	7,483

		$11,848	$(4,365)	$7,483

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 142, the net book value of the Company’s employee workforce was subsumed into goodwill on January 1, 2002, thus amortization of this asset was discontinued.

Amortization expense related to intangible assets totaled $1.9 million, $3.8 million and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2004 is as follows (in thousands):

2005	$2,153
2006	2,094
2007	1,857
2008	1,744
2009	1,333
Thereafter	8,882

$18,063

7. Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	2004	2003
Telecommunications costs	$120	$112
Employee compensation	498	701
Merger liabilities	1,020	1,020
Property tax liabilities	374	428
Lease obligations	19	151
Other	1,687	1,275

	$3,718	$3,687

8. Deferred Revenue, net:

During 1999, the Company entered into contracts with two major radio broadcasting companies to produce and supply the Company’s receivers, hubs and other items. The terms of the contracts are five and seven years and cover the related equipment and software, future software enhancements, technical support, development work and training. As the equipment to be sold under the contracts includes software components that are more than incidental to the functionality of the equipment, the entire arrangement has been accounted for under SOP 97-2, “Software Revenue Recognition.” Cash received related to these contracts is recorded as deferred revenue, with revenue and cost of revenue being recognized on a straight-line basis over the respective contract terms.

Revenues and cost of revenues under these two contracts were (in thousands) $4,074 and $1,424, respectively during 2004 and $5,109 and $1,826, respectively during 2003 and $5,109 and $1,826, respectively, during 2002.

The components of deferred revenue at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred revenue	$3,919	$7,794
Deferred cost of revenue	(1,225)	(2,649)

	2,694	5,145
Less current portion	(1,965)	(2,650)

	$729	$2,495

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt:

Long-term debt as of December 31, 2004 is summarized as follows (in thousands):

Term loan	$8,900
Revolving credit facility	7,250
Capital lease obligations	2,243

18,393
Less current portion	(9,656)

$8,737

The Company entered into the original long-term credit agreement on May 5, 2003 and the Company amended the long-term credit agreement twice with its current lender during 2004. The two amendments provided for additional term loans, the proceeds of which the Company used to fund, in part, the acquisitions of Broadcast and Source. The Term B Loan was created as a result of the first amendment on June 10, 2004 and totaled $6.0 million; this loan, along with the previously outstanding Term A Loan, matures September 30, 2005. The Term C Loan was created as a result of the second amendment on August 31, 2004 and totaled $2.5 million; the Term C Loan matures December 31, 2005. At December 31, 2004, the Company had $2.4 million, $4.5 million and $2.0 million outstanding pursuant to the Term A Loan, the Term B Loan and the Term C Loan, respectively. Once repaid, no amounts may be re-borrowed under any of the three outstanding term loan facilities.

The long-term credit agreement also provides for a revolving credit facility with a borrowing base subject to the Company’s eligible accounts receivable balance up to $23.5 million. At December 31, 2004, the Company had $7.3 million outstanding under the revolving credit facility and approximately $1.4 million was available for borrowing. The revolving facility matures on May 5, 2006.

The long-term credit agreement is secured by substantially all of the assets of the Company. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling six-month period as well as limitations on capital lease borrowings on an annual basis. The Company was in compliance with these covenants for the period ended December 31, 2004. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the long-term credit agreement. At December 31, 2004, the weighted average interest rate on outstanding borrowings was 5.81%. The credit facility requires the Company to pay a quarterly facility fee of 0.50% of the average unused portion of the revolving line of credit and a commission fee on outstanding letters of credit. There were no outstanding letters of credit at December 31, 2004.

The following table details future debt repayments under the Company’s credit facility (in thousands):

2005	$8,900
2006	7,250

$16,150

10. Income Taxes:

Components of deferred tax assets at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred Tax Assets
Net operating loss carryforwards	$20,826	$22,753
Current temporary differences	519	879
Other	1,116	764

Total gross deferred tax assets	22,461	24,396
Less valuation allowance	—	(15,694)

Net deferred tax assets after valuation allowance	$22,461	$8,702

Deferred Tax Liabilities
Non-deductible intangibles and fixed asset basis	(4,487)	(4,347)

Net deferred tax assets	$17,974	$4,355

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002
Current
US Federal	$176	$136	$—
State	85	107	—

	261	243	—
Deferred
US Federal	1,950	1562	1,597
State	170	92	251

	2,120	1,654	1,848

Valuation allowance	(6,723)	(1,406)	—

	$(4,342)	$491	$1,848

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s net income (loss) before income taxes and cumulative effect of change in accounting principle as follows (in thousands):

	2004	2003	2002
Expected tax expense (benefit)	$(387)	$1,595	$1,597
State income taxes, net of federal benefit	227	239	251
Alternative minimum taxes	—	136	—
Other	(207)	(73)	—
Non-deductible goodwill impairment	2,748	—	—
Utilization of acquired deferred tax assets recorded as reduction to goodwill	8,971	4,547	791
Valuation allowance	(15,694)	(5,953)	(791)

	$(4,342)	$491	$1,848

The net operating loss (NOL) carryforwards of approximately $58.0 million will expire on various dates ranging from 2016 to 2020. Utilization of approximately $29.7million of these carryforwards will be limited on an annual basis as a result of the merger, pursuant to Section 382 of the Internal Revenue Code.

Generally accepted accounting principles require the Company to record a valuation allowance against its deferred tax assets if it is “more likely than not” that the Company will not be able to utilize them in the future. For the period from 2001 through 2004, the Company has utilized $22.2 million in NOL carryforwards to offset its current tax liability. During 2004, the Company concluded that realization of all tax benefits from NOL carryforwards and other deferred tax assets was more likely than not. As a result, $15.7 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $6.7 million, which offset fiscal 2004 income tax expense of $2.4 million. The remaining $9.0 million reduction in the valuation allowance related to acquired deferred tax assets and was recorded as a reduction to goodwill.

11. Employee Benefit Plan:

The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least 90 days of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2004 of $13,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants’ compensation. The Company made no contributions to the plan in 2004, 2003 or 2002.

12. Stockholders’ Equity (Deficit):

Warrants

The Company has issued warrants in connection with certain financing and leasing transactions as well as through common stock offerings. All outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2004 expire on various dates from 2005 through 2008. A summary of outstanding warrants at December 31, 2004, 2003 and 2002 and changes during the years then ended follows:

	2004		2003		2002
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	7,379,118	$2.30	8,544,870	$2.48	8,544,870	$2.48
Canceled	—	—	(1,165,752)	3.62	—	—

Outstanding at end of the year	7,379,118	$2.30	7,379,118	$2.30	8,544,870	$2.48

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company’s fixed plan stock options at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	7,167,420	$2.42	9,050,501	$2.49	8,055,828	$2.92
Granted	222,500	$1.28	1,484,571	$1.53	2,747,724	$1.15
Exercised	(1,090,584)	$1.15	(1,270,604)	$1.66	(500)	$0.30
Canceled	(919,387)	$2.24	(2,097,048)	$2.49	(1,752,551)	$2.38

Outstanding at end of the year	5,379,949	$2.66	7,167,420	$2.42	9,050,501	$2.49

Exercisable at end of the year	4,534,560	$2.89	5,447,991	$2.69	6,341,868	$2.79
Weighted average fair value of options granted		$0.64		$0.80		$0.76

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.89—$ 1.07	719,897	7.74 years	$1.01	401,277	$1.00
$1.13—$1.23	788,590	6.13 years	$1.15	633,569	$1.14
$1.29—$1.84	533,270	7.19 years	$1.31	343,229	$1.30
$2.03—$2.94	1,545,726	6.41 years	$2.26	1,372,851	$2.24
$3.11—$5.77	1,792,466	5.86 years	$4.74	1,783,634	$4.75

$0.89—$5.77	5,379,949			4,534,560

As of December 31, 2004, there were 10,407,797 shares available for future grant under the stock option plans.

14. Commitments and Contingencies:

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

At December 31, 2004, future minimum annual payments under capital leases and non-cancelable operating leases are as follows (in thousands):

		Payments Due Per Period
Contractual Obligation	Total	2005	2006	2007	2008	2009
Capital Leases	$2,243	756	1,487	—	—	—
Operating Leases	$4,468	2,190	1,530	367	315	66

The present value of obligations under capital lease was $2,043, of which $756 is classified as a current liability.

Rent expense totaled $2,422, $2,419 and $2,603 in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company has non-cancelable future minimum purchase commitments with its telephone service providers of approximately $2.5 million for 2005 and $2.0 million for 2006.

The Company is involved in various legal actions arising from the ordinary course of business. Management does not believe the ultimate resolution of these matters will have a material effect on the Company’s financial position.

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

A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2004 follows (in thousands, except per share amounts):

	2004	2003	2002
Basic:
Net income (loss) applicable to common shareholders	$3,204	$4,199	$(127,385)
Weighted average shares outstanding	72,768	71,367	70,718

Net income (loss) per share	$0.04	$0.06	$(1.80)

Diluted:
Net income (loss) applicable to common shareholders	$3,204	$4,199	$(127,385)

Weighted average shares outstanding	72,768	71,367	70,718
Add: Net effect of potentially dilutive shares	534	3,524	89

Total shares	73,302	74,891	70,807

Net income (loss) per share	$0.04	$0.06	$(1.80)

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$13,381	$14,890	$15,613	$18,482
Gross profit	6,490	7,511	6,274	8,736
Net income (loss)	1,317	1,587	547	(247)
Earnings per share	$0.02	$0.02	$0.01	$0.00

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$15,656	$15,294	$13,357	$13,380
Gross profit	7,891	7,875	6,408	6,306
Net income	1,090	815	1,880	414
Earnings per share	$0.02	$0.01	$0.03	$0.01

17. Segment Information:

The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and product sales of transmission and compression technology equipment. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Year ended December 31, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$52,970	$8,796	$600	$—	$62,366
Interest expense	572	671	48	—	1,291
Depreciation and amortization expense	4,579	1,094	124	—	5,797
Impairment charges	1,048	8,083	—	—	9,131
Net income (loss)	$10,463	$(7,292)	$33	$—	$3,204

Purchases of property and equipment	$3,287	$55	$—	$—	$3,342

Total assets	$151,738	$15,797	$4,533	$(64,551)	$107,517

	Year ended December 31, 2003
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$47,928	$9,759	$—	$—	$57,687
Interest expense	112	752	—	—	864
Depreciation and amortization expense	4,230	3,667	—	—	7,897
Net income (loss)	$8,229	$(4,030)	$—	$—	$4,199

Purchases of property and equipment	$1,061	$21	$—	$—	$1,082

Total assets	$110,371	$24,834	$10	$(42,282)	$92,933

	Year ended December 31, 2002
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$53,144	$12,799	$351	$—	$66,294
Interest expense	696	844	—	—	1,540
Depreciation and amortization expense	5,021	2,235	134	—	7,390
Impairment charges	130,234	—	—	—	130,234
Net loss	$(125,142)	$(1,410)	$(833)	$—	$(127,385)

Purchases of property and equipment	$673	$24	$26	$—	$723

Total assets	$106,916	$26,884	$18	$(36,613)	$97,205

(a)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. New Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have any effect on the Company’s financial statements.

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

FASB Interpretation No. 45 enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. There was no effect on the Company as a result of the adoption of this rule.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005 (July 1, 2005 for AMR). Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Other	Write- offs	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended:
December 31, 2002	$2,883	715	—	(2,484)	$1,114
December 31, 2003	$1,114	73	—	(599)	$588
December 31, 2004	$588	275	181	(537)	$507

S-1