Form 10-K/A
period 2004-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2005-05-02
CIK 934448

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

EXPLANATORY NOTE

Digital Generation Systems, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission (the SEC) on March 31, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than forty-five days after the prescribed period for filing such Annual Report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

•	Include a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and effectiveness of internal control over financial reporting;

•	Include management’s annual report on internal control over financial reporting; and

•	Include a Consent of Independent Registered Public Accounting firm required as a result of the items listed above.

As a result of this Amendment, (1) the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 29, 2005 to cover their report related to our internal control over financial reporting is being filed.

Except for the amendments described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below under the caption “Management’s Report on Internal Control Over Financial Reporting,” a material weakness was identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the Broadcast Division of Applied Graphics Technologies, Inc. (“Broadcast”), the assets of which the Company acquired on June 1, 2004, and the Source TV business (“Source”), the assets of which the Company acquired on August 31, 2004. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of either Broadcast or Source. The Broadcast assets represented 18% of the Company’s total assets at December 31, 2004, and generated 19% of the Company’s total revenues during the year ended December 31, 2004. The Source assets represented 4% of the Company’s total assets at December 31, 2004, and generated 1% of the Company’s total revenues during the year ended December 31, 2004.

As a result of its evaluation of the Company’s internal control over financial reporting, management identified a material weakness. Specifically, management concluded that the Company’s review of the reversal of valuation allowances with respect to its deferred tax assets was inadequate.

As a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2004. KPMG LLP has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

(c) Additional Information Regarding the Errors Resulting from the Material Weakness

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

The error was detected in connection with the audit of the Company’s 2004 financial statements, as members of the Company’s accounting team and the Company’s independent auditors worked through the December 31, 2004 reversal. Upon identifying the error, management recorded two accounting entries. These entries affected the consolidated statements of operations by decreasing tax expense by $0.3 million for the three months ended December 31, 2004 and affected the consolidated balance sheet by increasing goodwill by $0.3 million and decreasing accumulated deficit by $0.3 million, in each case at December 31, 2004. The net impact of these adjustments on the Company’s consolidated statements of operations was to decrease the Company’s net loss for the three months ended December 31, 2004 from $(0.5) million to $(0.2) million and to increase the Company’s net income for the year ended December 31, 2004 from $2.9 million to $3.2 million. The net impact of these adjustments on the Company’s consolidated balance sheet at December 31, 2004 was to increase each of the Company’s total assets and stockholders’ equity by $0.3 million. The error was corrected prior to the release of the Company’s financial results in the Company’s earnings release dated February 17, 2005 and no restatement of financial statements for any period was required.

(d) Remediation of the Material Weakness

In order to remediate the material weakness described above and enhance its internal control over financial reporting, management implemented the following changes:

•	Management engaged Grant Thornton, LLP (“Grant Thornton”) to be directly involved in the review and accounting evaluation of the Company’s calculations of its provision for income taxes and any other complex or non-routine transaction.

•	Management revised the Company’s procedures related to internal control over financial reporting to require the involvement of both internal accounting personnel and Grant Thornton in the evaluation of, and the application of generally accepted accounting principals to, any complex or non-routine transaction.

•	Management engaged a professional accounting services firm to provide an internal audit function. The professional accounting services firm reports to the Company’s Audit Committee and assists management in its ongoing review and, to the extent necessary, revision of the Company’s policies and procedures related to its internal control over financial reporting.

•	Management required certain internal accounting personnel, including the Company’s senior accounting personnel to receive additional training regarding accounting for income taxes and other complex or non-routine transactions. To date, the Company’s controller has completed two training courses on the subject of SFAS No. 109. Additional training will be required on an ongoing basis.

Management intends to use the Internal Control-Integrated Framework to evaluate the Company’s internal control over financial reporting as of April 30, 2005 (the end of the Company’s most recent accounting period), in order to determine if the Company’s internal control over financial reporting was effective as of that date. Management expects to disclose the results of that evaluation in the Company’s Quarterly Report on Form 10-Q.

(e) Changes in Internal Control over Financial Reporting

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Digital Generation Systems, Inc.:

        We have audited management’s assessment, included in Item 9A(b) titled Management’s Report on Internal Control Over Financial Reporting, that Digital Generation Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment that management’s review of the reversal of valuation allowances with respect to its deferred tax assets was inadequate, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Digital Generation Systems’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Digital Generation Systems acquired the Broadcast Division of Applied Graphics Technologies, Inc. (Broadcast), the assets of which the Company acquired on June 1, 2004, and the Source TV business (Source) the assets of which the Company acquired on August 31, 2004. Management excluded from its assessment of the effectiveness of Digital Generation Systems’ internal control over financial reporting as of December 31, 2004, both Broadcast’s and Source’s internal control over financial reporting. The Broadcast assets represented 18% of the Company’s total assets at December 31, 2004, and generated 19% of the Company’s total revenues during the year ended December 31, 2004. The Source assets represented 4% of the Company’s total assets at December 31, 2004, and generated 1% of the Company’s total revenues during the year ended December 31, 2004. Our audit of internal control over financial reporting of Digital Generation Systems also excluded an evaluation of the internal control over financial reporting of both Broadcast and Source.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As a result of its evaluation of the Company’s internal control over financial reporting, management has identified a material weakness. Specifically, management has concluded that the Company’s review of the reversal of valuation allowances with respect to its deferred tax assets was inadequate.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Digital Generation Systems. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Digital Generation Systems did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Digital Generation Systems has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements or representations included in Item 9A(c) and (d).

KPMG LLP

Dallas, Texas

April 28, 2005

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3). EXHIBITS

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of registrant.

3.2	(a)	Bylaws of registrant, as amended to date.

4.1	(b)	Form of Common Stock Certificate.

10.1	(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2	(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3	(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4	(b)	Form of Restricted Stock Agreement. *

10.5	(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6	(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7	(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8	(i)	Credit Agreement, dated as of June 1, 2001, between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.9	(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10	(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders

10.11	(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12	(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13	(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14	(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.15	(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16	(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg

10.17	(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18	(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

Exhibit Number	Exhibit Title
10.19(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

10.20(k)	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders

21.1***	Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm

24.1***	Power of Attorney (included on signature page)

31.1**	Rule 13a-14(a)/15d-14(a) Certifications

31.2**	Rule 13a-14(a)/15d-14(a) Certifications

32.1**	Section 1350 Certifications

(a)	Incorporated by reference to exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 27, 2003.
(b)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203).
(c)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.
(d)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed November 13, 1996.
(e)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the SEC, which request was granted. Omitted portions have been filed separately with the SEC.
(f)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Registration Statement on Form S-3 filed on December 31, 1998.
(g)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 29, 1999.
(h)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed May 11, 2000.
(i)	Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001
(j)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 27, 2003. The registrant has requested confidential treatment with respect to certain portions of this exhibit.
(k)	Incorporated by reference to the exhibits bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on May 15, 2003
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: May 2, 2005	By:	/s/ SCOTT K. GINSBURG
Scott K. Ginsburg Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SCOTT K. GINSBURG	Chairman of the Board of Directors and Chief Executive Officer	May 2, 2005
Scott K. Ginsburg

/s/ OMAR A. CHOUCAIR	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 2, 2005
Omar A. Choucair

*	Director	May 2, 2005
David M. Kantor

*	Director	May 2, 2005
Cappy McGarr

*	Director	May 2, 2005
Kevin C. Howe

*	Director	May 2, 2005
Anthony J. LeVecchio

*By:	/S/ OMAR A. CHOUCAIR
Omar A. Choucair, as attorney-in-fact