Form 10-Q
period 2005-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2005-05-10
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of April 30, 2005: 74,205,229

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$3,451	$8,059
Accounts receivable, net of allowance for doubtful accounts of $518 at March 31, 2005 and $507 at December 31, 2004	12,223	12,559
Inventories	1,366	1,475
Deferred income taxes	3,396	3,396
Other current assets	1,087	987

Total current assets	21,523	26,476

Property and equipment, net	13,199	12,453
Long-term investments	5,045	—
Goodwill, net	34,974	34,974
Deferred income taxes	13,888	14,578
Intangible and other assets, net	18,799	19,036

TOTAL ASSETS	$107,428	$107,517

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,842	$3,280
Accrued liabilities	5,509	3,718
Deferred revenue	1,991	1,965
Current portion of long-term debt and capital leases	7,789	9,656

Total current liabilities	18,131	18,619

Deferred revenue	288	729
Long-term debt	8,609	8,737

TOTAL LIABILITIES	27,028	28,085

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value—
Authorized—200,000 shares; 73,227 issued and 72,640 outstanding at March 31, 2005 and 73,226 issued and 72,747 outstanding at December 31, 2004	73	73
Additional paid-in capital	269,233	269,232
Accumulated deficit	(188,053)	(189,178)
Treasury stock, at cost	(853)	(695)

TOTAL STOCKHOLDERS’ EQUITY	80,400	79,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,428	$107,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues:
Audio and video content distribution	$13,141	$10,807
Product sales	2,065	2,574
Other	497	—

Total revenues	15,703	13,381

Cost of revenues:
Audio and video content distribution	7,894	5,715
Product sales	1,038	840
Other	132	336

Total cost of revenues	9,064	6,891
Operating expenses:
Sales and marketing	1,191	1,191
Research and development	441	533
General and administrative	1,382	1,440
Depreciation and amortization	1,418	1,200

Total operating expenses	4,432	4,364

Income from operations	2,207	2,126
Other (income) expense:
Interest expense	392	270

Net income before income taxes	1,815	1,856
Provision for income taxes	690	539

Net income	$1,125	$1,317

Basic net income per common share	$0.02	$0.02

Diluted net income per common share	$0.02	$0.02

Basic weighted average common shares outstanding	72,726	72,167

Diluted weighted average common shares outstanding	72,924	74,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$(189,178)	$79,432
Exercise of stock options	1	—	—	—	1	—	1
Repurchase of common stock	—	—	(108)	(158)	—	—	(158)
Net income	—	—	—	—	—	1,125	1,125

Balance at March 31, 2005	73,227	$73	(587)	$(853)	$269,233	$(188,053)	$80,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,125	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	768	803
Amortization of intangible and other assets	650	397
Provision for income taxes	690	539
Provision for doubtful accounts	65	—
Changes in operating assets and liabilities:
Accounts receivable	272	129
Prepaid expenses and other assets	(308)	444
Accounts payable and accrued liabilities	(1,189)	(2,041)
Deferred revenue, net	(415)	(821)

Net cash provided by operating activities	1,658	767

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,055)	(446)
Long-term investments	(2,500)	—

Net cash used in investing activities	(3,555)	(446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1	155
Purchases of treasury stock	(158)	—
Payment of debt issuance costs	(99)	—
Payments on long-term debt	(2,455)	(833)

Net cash used in financing activities	(2,711)	(678)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,608)	(357)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,059	7,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,451	$6,879

Supplemental Cash Flow Information:
Interest paid	$380	$132
Cash paid for income taxes	$67	$73
Non-cash financing activities:
Vendor financed acquisition of software	$460	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by Digital Generation Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to conform prior year amounts to current year classifications.

2. INVESTMENTS AND ACQUISITIONS

Long-Term Investment in Verance Corporation

Effective March 21, 2005, the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”), from Verance Corporation, a Delaware corporation (“Verance”), for $2.5 million pursuant to that certain Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005 (the “Agreement”) between Verance and the Company. Subject to certain exceptions, the terms of the Agreement require the Company to purchase an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million by July 5, 2005. The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the “Common Stock”), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, (2) immediately prior to a qualified public offering by Verance, or (3) if the additional $2.5 million purchase of Series B Preferred Stock is not made by the Company. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to any other capital stock of Verance. Holders of Verance’s preferred stock vote together with holders of its Common Stock on an as-converted basis.

The Company will own less than 20% of Verance on an as-converted basis following the additional purchase and will account for the long-term investment using the cost basis of accounting. Other than the Agreement, the Company and its affiliates do not have a material relationship with Verance. The purpose of the investment was to enable the Company to add certain services provided by Verance to its products.

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

The following pro forma information details the results of operations as if the acquisitions of Source and Broadcast had taken place on January 1, 2004:

Three months ended March 31, 2004

Revenue	$18,768
Income from Operations	3,300
Net income	$2,006

Basic earnings per share of common stock	$0.03
Diluted earnings per share of common stock	$0.03

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$1,125	$1,317
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(79)	(113)

Pro forma	$1,046	$1,204

Basic earnings per share of common stock:
As reported	$0.02	$0.02
Pro forma	$0.01	$0.02
Diluted earnings per share of common stock:
As reported	$0.02	$0.02
Pro forma	$0.01	$0.02

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model. The following assumptions were used for grants during the first quarter of 2005; risk-free interest rates of 3.9%; a dividend yield of 0%; expected life of 3.5 years; and volatility factors of the expected market price of the Company’s common stock of 62%. There were no grants during the first quarter of 2004.

4. INVENTORIES

Inventories as of March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$671	$623
Work-in-process	469	479
Finished goods	226	373

	$1,366	$1,475

5. LONG-TERM DEBT

Pursuant to the Company’s credit agreement with its main lender, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all such covenants as of March 31, 2005. In addition, the Company pays interest on borrowings at a variable rate, currently 6.1%.

6. EARNINGS PER SHARE

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

	Three months ended March 31,
	2005	2004
Basic:
Net income	$1,125	$1,317
Weighted average shares outstanding	72,726	72,167

Basic net income per share	$0.02	$0.02

Diluted:
Net income	$1,125	$1,317

Weighted average shares outstanding	72,726	72,167
Add: Net effect of potential dilutive shares	198	1,949

Diluted weighted average shares outstanding	72,924	74,116

Diluted net income per share	$0.02	$0.02

For the three months ended March 31, 2005, 3,901,462 options with a weighted average exercise price of $3.26 per share and warrants to purchase 7,075,808 shares of common stock at a weighted average price of $2.34 per share had exercise prices above the average market price of $1.25. As a result, 10,977,270 shares were excluded from the computation of diluted net income per share as their effect would be antidilutive. At March 31, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.80. As a result, 7,311,960 shares were excluded in the computation of diluted net income per share as their effect would be antidilutive.

7. SEGMENT INFORMATION

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

	Quarter ended March 31, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$13,141	$2,065	$497	$—	$15,703
Operating income	$1,126	$968	$113	$—	$2,207
Total Assets	$145,720	$15,349	$4,081	$(57,722)	$107,428

	Quarter ended March 31, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$10,807	$2,574	$—	$—	$13,381
Operating income	$1,500	$626	$—	$—	$2,126
Total Assets	$109,867	$24,691	$—	$(43,289)	$91,269

(a)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

8. SUBSEQUENT EVENTS

On April 15, 2005, the Company acquired the assets of Media DVX, a subsidiary of the Lenfest Media Group, for $10.0 million. Total consideration paid for the assets of Media DVX included a $6.5 million promissory note to the seller, $1.5 million in cash and the issuance of approximately $2.0 million of Common Stock of the Company. The Company issued an additional 1,550,388 shares of its common stock as a result of the acquisition.

Simultaneous to the closing of the above transaction, the Company amended its credit facility. The amended credit facility provides for a $15.0 million revolving line of credit as well as a $15.0 million term loan. All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction. The amended term loan matures December 31, 2008 and requires quarterly principal payments of $1.3 million. The loan currently pays interest at a rate of approximately 5.8%.

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

Results of Operations

Revenues. Revenues for the three months ended March 31, 2005 increased $2.3 million, or 17%, as compared to the prior year period, primarily due to the 2004 acquisition of the Broadcast division. This was offset by a decrease in revenues in Digital Generations Systems, Inc. (“DGS division”) which was due to the elimination of revenue from the Broadcast division, which was previously a customer, and lower pricing.

Cost of Revenues. Cost of revenues, which includes delivery and material costs and customer operations, increased $2.2 million, or 32%, for the three months ended March 31, 2005, as compared to the prior year period, primarily due to the 2004 acquisition of the Broadcast division whose cost of revenues totaled $2.7 million for the period.

Research and Development. Research and development expense for the three months ended March 31, 2005 decreased $0.1 million, or 17%, as compared to the prior year period, primarily due to an increase in capitalization of selected engineering salaries for internally developed software.

General and Administrative. General and administrative expenses for the first quarter 2005 included a one-time $0.5 million reduction of operating expenses related to the re-negotiation of an existing service agreement. Excluding the one-time reduction, G&A expenses increased primarily due to the 2004 acquisitions of the Broadcast and Source divisions whose G&A expenses totaled $0.3 and $0.1 million, respectively, for the period.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million for the three months ended March 31, 2005, or 18%, as compared to the prior year period, primarily due to increased amortization expenses resulting from intangible assets created as a result from the Broadcast and Source acquisitions.

Interest and Other Expense. Interest and other expense increased $0.1 million, or 45%, for the three months ended March 31, 2005, as compared to the corresponding prior year period due to increase debt balances resulting from the prior year acquisitions of the Broadcast and Source divisions.

Provision for Income Taxes. The provision for income taxes has increased $0.2 million, or 28%, for the three months ended March 31, 2005, as compared to the corresponding prior year period, due to an increase in the Company’s tax rate from 29% during the first quarter 2004 to 38% during the first quarter of 2005. The increase in tax rates was due to the fact that, in the prior year, the Company utilized previously reserved net operating loss carryforwards.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the three months ended March 31, 2005 was $1.7 million compared to net cash provided by operating activities of $0.8 million for the three months ended March 31, 2004. The increase of $0.9 million in net cash provided by operating activities is primarily due to the accretive impact of the acquisitions of Broadcast and Source on the Company’s operations during the first quarter of 2005.

The Company purchased equipment and made capital additions of $1.1 million during the three months ended March 31, 2005 as compared to $0.4 million for the three months ended March 31, 2004. The increase of $0.7 million was mainly due to the continued upgrade of the Company’s distribution network which included further deployment of the Company’s “Spot Boxes.” Net principal payments on long term debt and capital leases was $2.5 million for the three months ended March 31, 2005 versus $0.8 million for the three months ended March 31, 2005.

At March 31, 2005, the Company’s current sources of liquidity included cash and cash equivalents of $3.5 million while the Company’s debt consisted of term loans totaling $6.9 million and a revolving credit facility on which $7.3 million remains outstanding. As previously noted, the Company amended its credit facility with its primary lender on April 15, 2005. The amended credit facility provides for a $15.0 million revolving line of credit as well as a $15.0 million term loan. All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction. The amended term loan matures December 31, 2008 and requires quarterly principal payments of $1.3 million. The loan currently pays interest at a rate of approximately 5.8%. Similar to the previous credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and minimum tangible net worth ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. The Company was in compliance with all covenants of its credit facility as of March 31, 2005.

Finally, at March 31, 2005, the Company had positive working capital of approximately $3.4 million and may also access the capital markets via the shelf registration filed with the SEC in January 2004. As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of March 31, 2005, no shares had been sold pursuant to this registration statement. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

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

On April 15, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123(R). The SEC’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides some services to entities located outside of the United States of America and, therefore, is subject to the risk that the applicable exchange rates will adversely impact the Company’s results of operations. The Company believes this risk to be immaterial to the Company’s results of operations.

Item 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the

effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described in the Company’s Annual Report on Form 10-K/A and below, prior to the end of the period covered by this report, a material weakness was identified in the Company’s internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The material weakness in the Company’s internal control over financial reporting was the inadequate review of the reversal of valuation allowances with respect to the Company’s deferred tax assets. This material weakness resulted in accounting errors related to the reversal of a valuation allowance taken in respect of certain state net operating loss carryforwards and other miscellaneous deferred tax assets. The error was detected in connection with the audit of the Company’s 2004 financial statements, as members of the Company’s accounting team and the Company’s independent auditors worked through the December 31, 2004 reversal of valuation allowances for deferred tax assets. Upon identifying the error, management recorded two accounting entries. The net impact of these adjustments on the Company’s consolidated statements of operations was to decrease the Company’s net loss for the twelve and three months ended December 31, 2004 by $0.3 million. The net impact of these entries on the Company’s consolidated balance sheet at December 31, 2004 was to increase each of the Company’s total assets and stockholders’ equity by $0.3 million. Since the errors were identified corrected prior to the release of the Company’s financial results in the Company’s earnings release dated February 17, 2005, no restatement of financial statements for any period was required.

As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

To remediate the material weakness, management implemented changes to the Company’s internal control over financial reporting during the period covered by this report. These changes were designed to and had the effect of remediating the material weakness. The changes to the Company’s internal controls over financial reporting that were implemented were:

•	Management engaged Grant Thornton, LLP (“Grant Thornton”) to be directly involved in the review and accounting evaluation of the Company’s calculations of its provision for income taxes and any other complex or non-routine transaction as deemed necessary by management or the Audit Committee. Since their engagement, Grant Thornton, has played an ongoing role in the Company’s financial reporting by reviewing the Company’s calculation of its effective tax rate used for the three months ended March 31, 2005, providing guidance on the financial statements for the three months ended March 31, 2005, and consulting with management and the Audit Committee on technical accounting matters.

•	Management revised the Company’s procedures related to internal control over financial reporting to require the involvement of both internal accounting personnel and Grant Thornton in the evaluation of, and the application of generally accepted accounting principals to, any complex or non-routine transaction.

•	Management engaged The Controller Group, a regional professional accounting services firm to provide an internal audit function. The Controller Group reports to the Company’s Audit Committee and assists management in its ongoing review and, to the extent necessary, revision of the Company’s policies and procedures related to its internal control over financial reporting.

•	Management required certain internal accounting personnel, including the Company’s senior accounting personnel to receive additional training regarding accounting for income taxes and other complex or non-routine transactions. To date, the Company’s controller has completed two training courses on the subject of SFAS No. 109. Additional training will be required on an ongoing basis.

Between the date that the material weakness was remediated and the date of this filing, management evaluated the Company’s disclosure controls and procedures including the Company’s internal control over financial reporting in accordance with the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”).

As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the Broadcast Division of Applied Graphics Technologies, Inc. (“Broadcast”), the assets of which the Company acquired on June 1, 2004, and the Source TV business (“Source”), the assets of which the Company acquired on August 31, 2004. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of either Broadcast or Source. The Broadcast assets represented 19% of the Company’s total assets at March 31, 2005, and generated 29% of the Company’s total revenues during the three months ended March 31, 2005. The Source assets represented 4% of the Company’s total assets at March 31, 2005, and generated 3% of the Company’s total revenues during the three months ended March 31, 2005.

Based on this evaluation, management concluded that, as of April 30, 2005, the Company’s internal control over financial reporting was effective and that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

10.1	Third Amended and Restated Credit Agreement dated April 15, 2005 between Digital Generation Systems, Inc. as borrower and JPMORGAN CHASE BANK, as Administrative Agent and Issuing Bank (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: May 10, 2005	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (Principal Accounting Officer)