Form 10-Q
period 2005-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2005-08-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of July 31, 2005: 74,207,104

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” as reported in the Company’s Annual Report on Form 10-K filed on March 12, 2005, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$3,083	$8,059
Accounts receivable, net of allowance for doubtful accounts of $548 at June 30, 2005 and $517 at December 31, 2004	10,692	12,559
Inventories	1,455	1,475
Other current assets	4,369	4,383

Total current assets	19,599	26,476

Property and equipment, net	16,347	12,453
Long term equity investments, at cost	5,124	—
Goodwill, net	42,589	34,974
Deferred income taxes	14,208	14,578
Intangible and other assets, net	19,088	19,036

TOTAL ASSETS	$116,955	$107,517

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,429	$3,280
Accrued liabilities	7,170	3,718
Deferred revenue	1,840	1,965
Current portion of long-term debt and capital leases	7,574	9,656

Total current liabilities	20,013	18,619

Deferred revenue	—	729
Long-term debt and capital leases	14,876	8,737

TOTAL LIABILITIES	34,889	28,085

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000 shares; 74,794 issued and 74,207 outstanding at June 30, 2005 and 73,226 issued and 72,747 outstanding at December 31, 2004	75	73
Additional paid-in capital	271,247	269,232
Accumulated deficit	(188,403)	(189,178)
Treasury stock, at cost	(853)	(695)

TOTAL STOCKHOLDERS’ EQUITY	82,066	79,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,955	$107,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Audio and video content distribution	$13,076	$12,653	$26,217	$23,460
Product sales	1,601	2,237	3,666	4,812
Other	479	—	976	—

Total revenues	15,156	14,890	30,859	28,272

Cost of revenues:
Audio and video content distribution	8,354	6,207	16,248	11,922
Product sales	788	1,172	1,825	2,349
Other	183	—	316	—

Total cost of revenues	9,325	7,379	18,389	14,271
Operating expenses:
Sales and marketing	1,280	1,157	2,484	2,349
Research and development	388	627	817	1,160
General and administrative	2,060	1,690	3,441	3,130
Restructuring charges	271	—	271	—
Depreciation and amortization	1,582	1,539	3,000	2,738

Total operating expenses	5,581	5,013	10,013	9,377

Income from operations	250	2,498	2,457	4,624
Other (income) expense:
Interest income and other (income) expense, net	—	(5)	(1)	(5)
Loss on extinguishment of debt	266	—	266	—
Interest expense	499	267	892	538

Income (loss) before provision for income taxes	(515)	2,236	1,300	4,091
Provision (benefit) for income taxes	(165)	649	525	1,187

Net income (loss)	$(350)	$1,587	$775	$2,904

Basic net income (loss) per common share	$0.00	$0.02	$0.01	$0.04

Diluted net income (loss) per common share	$0.00	$0.02	$0.01	$0.04

Basic weighted average common shares outstanding	73,946	72,630	73,340	72,398

Diluted weighted average common shares outstanding	73,946	73,227	73,475	73,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Treasury Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$(189,178)	$79,432
Exercise of stock options	1	—	—	—	1	—	1
Repurchase of common stock	—	—	(108)	(158)	—	—	(158)
Net income	—	—	—	—	—	1,125	1,125

Balance at March 31, 2005	73,227	$73	(587)	$(853)	$269,233	$(188,053)	$80,400

Exercise of stock options	4	—	—	—	4	—	4
Issuance of common stock for acquisition	1,550	2	—	—	1,998	—	2,000
Issuance of common stock under employee stock purchase plan	13	—	—	—	12	—	12
Net loss	—	—	—	—	—	(350)	(350)

Balance at June 30, 2005	74,794	$75	(587)	$(853)	$271,247	$(188,403)	$82,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$775	$2,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,636	1,901
Amortization of intangible and other assets	1,364	837
Provision for deferred income taxes	300	1,092
Provision for doubtful accounts	170	100
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	1,698	542
Prepaid expenses and other assets	(528)	(23)
Accounts payable and accrued liabilities	282	(237)
Deferred revenue, net	(855)	(1,641)

Net cash provided by operating activities	4,842	5,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(1,667)	(15,000)
Long-term investments	(2,624)	—
Acquisition of property and equipment	(1,713)	(1,389)

Net cash used in investing activities	(6,004)	(16,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17	1,229
Purchases of treasury stock	(158)	—
Payment of debt issuance costs	(654)	(59)
Proceeds from line of credit and long-term debt	15,000	14,000
Payments on line of credit and long-term debt	(18,019)	(1,647)

Net cash (used in) provided by financing activities	(3,814)	13,523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,976)	2,609
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,059	7,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,083	$9,845

Supplemental Cash Flow Information:
Cash paid for interest	$512	$408
Cash paid for income taxes	$225	$143
Non-Cash Investing Activities
Vendor financed acquisition of software	$576	$375
Note payable and stock issued to seller for acquisition of business	$8,500	$—

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

2. INVESTMENTS AND ACQUISITIONS

Investment in Verance Corporation

Effective March 21, 2005, the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”), from Verance Corporation, a Delaware corporation (“Verance”), for $2.5 million pursuant to that certain Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005 (the “Agreement”) between Verance and the Company. As required by the Agreement, the Company purchased an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million in July, 2005. The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the “Common Stock”), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, or (2) immediately prior to a qualified public offering by Verance. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to any other capital stock of Verance. Holders of Verance’s preferred stock vote together with holders of its Common Stock on an as-converted basis.

The Company owns approximately 13.4% of Verance on an as-converted basis following the additional purchase and will account for the long-term investment using the cost method of accounting. Other than the Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have previously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

Media DVX

On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. (“MDX”). Accordingly, the results of MDX’s operations have been included in the consolidated financial statements since that date. Based in Pennsylvania, MDX’s core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company’s electronic distribution network. The Company tendered $1.5 million in cash, a $6.5 million promissory note and 1,550,388 shares of its common stock, worth approximately $2.0 million, as consideration for the assets of Media DVX. The excess of the purchase price over the assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $7.6 million.

Source TV

On August 31, 2004, the Company completed the acquisition of certain assets and assumed certain liabilities of SourceTV (“Source”). Accordingly, the results of Source’s operations have been included in the consolidated financial statements since that date. Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The purpose of the acquisition was to expand the Company’s media asset management services to advertising agencies. The Company acquired the assets for $3.8 million in cash, of which $3.7 million was allocated to the on-line resource and database and is being amortized over the estimated useful life of 10 years.

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

The following pro forma information details the results of operations as if the acquisitions of MDX, Source and Broadcast had taken place on January 1, 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$15,227	$18,602	$31,415	$37,738
Income (loss) from operations	(39)	1,589	951	3,140
Net income (loss):	$(504)	$803	$(163)	$1,534

Basic earnings (loss) per share of common stock:	$(0.01)	$0.01	$0.00	$0.02
Diluted earnings (loss) per share of common stock:	$(0.01)	$0.01	$0.00	$0.02

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) (as reported):	$(350)	$1,587	$775	$2,904
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(53)	(40)	(132)	(154)

Pro forma	$(403)	$1,547	$643	$2,750

Basic earnings per share of common stock:
As reported	$0.00	$0.02	$0.01	$0.04
Pro forma	$(0.01)	$0.02	$0.01	$0.04
Diluted earnings per share of common stock:
As reported	$0.00	$0.02	$0.01	$0.04
Pro forma	$(0.01)	$0.02	$0.01	$0.04

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (amounts omitted for the three months ended June 30, 2005 as no options were granted):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	—	3.9%	3.9%	3.9%
Expected term (years)	—	3.6	3.5	3.6
Volatility	—	72.4%	61.8%	72.4%
Expected annual dividends	—	None	None	None

4. INVENTORIES

Inventories as of June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$755	$623
Work-in-process	483	479
Finished goods	217	373

	$1,455	$1,475

5. LONG-TERM DEBT

In conjunction with the purchase of MDX, on April 15, 2005, the Company amended its credit facility. As a result of this amendment, the Company wrote off approximately $0.3 million in previously deferred loan origination fees. The amended credit facility provides for a $15.0 million revolving line of credit as well as a $15.0 million term loan. All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction. The amended term loan matures March 31, 2008 and requires quarterly principal payments of $1.25 million. The loan currently pays interest at a rate of approximately 6.1%.

Under the amended long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and minimum tangible net worth on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. Other than its fixed charge coverage ratio, the Company was in compliance with these covenants for the period ended June 30, 2005. On August 5, 2005 the Company and its lenders entered into an additional amendment to the long-term credit agreement that, among other things, revised the Company’s fixed charge coverage ratios as of and including June 30, 2005 and for future periods. The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement.

6. RESTRUCTURING CHARGE

For the three months ended June 30, 2005, the Company recognized a restructuring charge in the amount of $0.3 million. The restructuring charge related to an office closure and workforce reduction plans for the Company’s New York City and Wilmington, Ohio locations. All amounts accrued under the restructuring charge are expected to be paid by September 30, 2005.

7. INCOME TAXES

Income tax expense (benefit) totaled ($0.2) and $0.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six month periods ending June 30, 2005 and June 30, 2004, the expense totaled $0.5 million and $1.2 million, respectively. These amounts represent a provision for both state and federal income taxes.

8. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$(350)	$1,587	$775	$2,904
Weighted average shares outstanding	73,946	72,630	73,340	72,398

Basic net income per share	$0.00	$0.02	$0.01	$0.04

Diluted:
Net income (loss)	$(350)	$1,587	$775	$2,904

Weighted average shares outstanding	73,946	72,630	73,340	72,398
Add: Net effect of potentially dilutive shares	—	597	135	1,300

Diluted weighted average shares outstanding	73,946	73,227	73,475	73,698

Diluted net income per share	$0.00	$0.02	$0.01	$0.04

For the three months ended June 30, 2005, there was a net loss from continuing operations available to common stockholders. Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net income per share were identical. At June 30, 2004, 3,713,437 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.45. As a result, 7,192,855 shares were excluded from the computation of diluted net income per share.

For the six months ended June 30, 2005, 4,086,462 options with a weighted average exercise price of $3.17 per share and warrants to purchase 7,379,118 shares of common stock at a weighted average price of $2.37 per share had exercise prices above the average market price of $1.19. As a result, 11,465,580 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2005. For the six months ended June 30, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.62. As a result, 7,311,960 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2004.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended June 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$13,076	$1,601	$479	$—	$15,156
Operating income (loss)	$(99)	$265	$84	$—	$250
Total Assets	$155,974	$15,266	$3,864	$(58,149)	$116,955

	Three months ended June 30, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$12,653	$2,237	$—	$—	$14,890
Operating income	$2,234	$264	$—	$—	$2,498
Total Assets	$143,542	$24,025	$—	$(58,726)	$108,841

	Six months ended June 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$26,217	$3,666	$976	$—	$30,859
Operating income	$1,026	$1,232	$199	$—	$2,457
Total Assets	$155,974	$15,266	$3,864	$(58,149)	$116,955

	Six months ended June 30, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$23,460	$4,812	$—	$—	$28,272
Operating income	$3,734	$890	$—	$—	$4,624
Total Assets	$143,542	$24,025	$—	$(58,726)	$108,841

(a)	Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

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

We are the leading provider of digital media distribution services to the advertising and broadcast industries. In addition, we operate this industry’s largest electronic digital distribution network. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We introduced a digital alternative to dub-and-ship delivery of spots. We generally bill our services on a per transaction basis on payment terms which are usually net 30 days.

Results of Operations

Revenues. Revenues for the three months ended June 30, 2005 increased $0.3 million, or 2%, compared to the prior year period. The increase was primarily due to revenues from the three entities recently acquired by the Company. In April 2005, the Company acquired substantially all the assets and customers of Media DVX (“MDX”). In addition, in June 2004 the Company acquired the Broadcast Division of AGT (“Broadcast”) and in August 2004 the Company acquired SourceTV (“Source”). The increase was offset by reductions of $0.4 million in revenue from political advertising and approximately $0.6 million of deferred revenue in the Company’s StarGuide division, which did not recur in the 2005 second quarter. Additionally, second quarter 2005 revenues were impacted by a more competitive rate environment and a decrease in distribution volume by current and ongoing customers. The Company improved the percentage of electronic delivery volume over its digital network to 87% in the 2005 second quarter versus 76% in the 2004 second quarter which had the impact of lowering the revenue generated from the Company’s higher margin dub and ship operations. For the six months ended June 30, 2005, revenues increased $2.6 million or 9%, as compared to the prior year period, again, primarily due to the acquisition of MDX during 2005 and Broadcast and Source during 2004. These increases were offset by the same factors detailed above during the threes months ended March 31, 2005.

Cost of Revenues. For the three months ended June 30, 2005, cost of revenues, which includes delivery and material costs and customer operations, increased $1.9 million, or 26%, compared to the prior year period. The increase was primarily due to costs associated with MDX, Broadcast and Source. For the six months ended June 30, 2005, cost of revenues increased $4.1 million, or 29%, from prior the year period, again, primarily due to costs associated with MDX, Broadcast and Source.

Sales and Marketing. Sales and marketing expense increased $0.1 million, or 11%, for the three months ended June 30, 2005 primarily due to costs associated with sales personnel obtained in the MDX acquisition. For the six months ended June 30, 2005, sales and marketing expense increased $0.1 million, or 6%, again, primarily due to costs associated with sales personnel obtained in the MDX acquisition.

Research and Development. Research and development expense decreased $0.2 million, or 38%, for the three months ended June 30, 2005 primarily due to an increase in capitalization of selected engineering salaries for internally developed software. For the six months ended June 30, 2005, research and development expense decreased $0.3 million, or 30%. Again, this was primarily due to increased capitalization of expenses related to internally developed software.

General and Administrative. General and administrative expenses for the three months ended June 30, 2005 increased $0.4 million, or 22%, from the prior year period due to increases in headcount and office locations resulting from the Company’s acquisitions of Broadcast and Source. For the six months ended June 30, 2005, general and administrative expenses increased $0.3 million, or 10%, from prior year again due to increases in headcount and office locations resulting from the Company’s acquisitions of Broadcast and Source.

Depreciation and Amortization. Depreciation and amortization expenses were consistent between the three months ended June 30, 2005, as compared to the prior year period. Depreciation and amortization expense increased $0.3 million, or 10%, during the six months ended June 30, 2005, primarily due to deprecation of network equipment acquired in the acquisitions of MDX and Broadcast as well as due to amortization of certain intangible assets acquired as result of the acquisitions of MDX, Broadcast and Source.

Restructuring charges. The Company incurred $0.3 million of restructuring charges during the three months ended June 30, 2005 due to closure of the Wilmington, Ohio office ($0.1 million), previously acquired in connection with the Broadcast acquisition. In addition, the New York offices of the DGS division and Broadcast were combined and costs to terminate certain redundant leases and personnel were recorded ($0.2 million).

Interest and Other Expense. Interest and other expense increased $0.5 million, or 190%, for the three months ended June 30, 2005, as compared to the prior period, primarily due to an increase in average loan balances, an increase in interest rates and interest incurred on capital leases entered into during December 2004, as well as $0.3 million recorded to write off certain deferred loan fees as a result of the Company’s debt refinance in April, 2005. For the six months ended June 30, 2005, as compared to the corresponding prior year period, interest expense increased $0.6 million, or 117% due to the same factors mentioned above.

Provision for Income Taxes. For the three months ended June 30, 2005, income tax expense decreased $0.8 million, or 125%, primarily due to the fact that the Company incurred a net loss before taxes of $0.5 million compared to net income before income taxes totaling of $2.2 million. For the six months ended June 30, 2005, as compared to the corresponding prior year period, income tax expense decreased $0.7 million, or 56%, due to a $2.8 million decrease in net income before income taxes. In addition, the Company increased its effective tax rate during the six month period from 29% to 40% primarily due to the reversal of the Company’s valuation allowance for deferred tax assets which occurred in December, 2004.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the six months ended June 30, 2005 was $4.8 million compared to net cash provided by operating activities of $5.5 million for the six months ended June 30, 2004. The decrease of $0.6 million in net cash provided by operating activities is primarily due to decreased operating income which was the result of cost increases resulting from the acquisition of MDX, as well as revenue declines at the DG Division.

The Company purchased equipment and made capital additions of $1.7 million during the six months ended June 30, 2005 as compared to capital additions totaling $1.4 million for the six months ended June 30, 2004. The increase was largely due to network upgrades including, but not limited to, the rollout of the Company’s new spot box.

Net borrowings (or repayments) of long term debt and capital leases was ($3.7) million for the six months ended June 30, 2005 versus $12.3 million for the six months ended June 30, 2004. This was due to the fact that, during 2004, the Company drew down $14.0 million on the available credit facility for the purchase of Broadcast which has been repaid according to the terms of the facility during 2005.

At June 30, 2005, the Company’s current sources of liquidity included cash and cash equivalents of $3.1 million while the Company’s debt consisted of term loans totaling $13.8 million. The availability under the revolving credit facility is subject to the Company’s eligible accounts receivable balance up to $15 million. At June 30, 2005, the Company could borrow $5.2 million under the revolving facility based on eligible accounts receivable. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. Other than its fixed charge coverage ratio, the Company was in compliance with all of the covenants of its credit facility as of June 30, 2005. On August 5, 2005, the Company and its lenders entered into an amendment to the credit facility that, among other things, revised the Company’s fixed charge coverage ratios as of and including June 30, 2005 and for future periods.

Finally, at June 30, 2005, the Company had negative working capital of $0.4 million. The Company filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of June 30, 2005, no shares had been sold pursuant to this registration statement. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

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

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2005, the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2005, were effective for the purpose of ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures. There were no changes during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

On August 9, 2005, the Company received notice from The Nasdaq Stock Market that for 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Therefore, the Company will be provided 180 calendar days, or until February 6, 2006, to regain compliance, which will be achieved if the bid price of the Company’s common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by such date, and without limitation of its other rights, the Company may consider applying to transfer the inclusion of the common stock to The Nasdaq SmallCap Market.

Item 6. EXHIBITS

Exhibits

10.1	Asset Purchase Agreement dated April 15, 2005 by and among Digital Generation Systems, Inc., DG Systems Acquisition III Corporation, Media DVX, INC. and StarNet, L.P.
10.2	First Amendment to Third Amended and Restated Credit Agreement, dated May 10, 2005
10.3	Second Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2005
10.4	Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005, between Digital Generation Systems, Inc. and Verance Corporation
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: August 9, 2005	By	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)