Form 10-Q
period 2005-09-30
DIGITAL GENERATION SYSTEMS INC
filed 2005-11-09
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

Number of shares of registrant’s Common Stock, par value $0.001, outstanding as of November 2, 2005: 74,207,104

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

ITEM I. FINANCIAL STATEMENTS

Digital Generation Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
CURRENT ASSETS:
Cash	$2,369	$8,059
Accounts receivable, net of allowance for doubtful accounts of $584 at September 30, 2005 and $517 at December 31, 2004	9,710	12,559
Inventories	1,591	1,475
Deferred income taxes	3,082	3,396
Other current assets	1,184	987
Total current assets	17,936	26,476

Property and equipment, net	14,034	12,453
Long term investments	5,162	—
Goodwill, net	44,572	34,974
Deferred income taxes	14,901	14,578
Intangible and other assets, net	18,864	19,036
TOTAL ASSETS	$115,469	$107,517

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,802	$3,280
Accrued liabilities	4,144	3,718
Deferred revenue	1,541	1,965
Current portion of long-term debt and capital leases	19,259	9,656
Total current liabilities	28,746	18,619

Deferred revenue	—	729
Long-term debt and capital leases	5,498	8,737
TOTAL LIABILITIES	34,244	28,085

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value – Authorized 15,000 shares; Issued and outstanding – none	—	—
Common stock, $0.001 par value – Authorized – 200,000 shares; 74,794 issued and 74,207 outstanding at September 30, 2005 and 73,226 issued and 72,747 outstanding at December 31, 2004	75	73
Additional paid-in capital	271,247	269,232
Accumulated deficit	(189,244)	(189,178)
Treasury stock, at cost	(853)	(695)
TOTAL STOCKHOLDERS’ EQUITY	81,225	79,432
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,469	$107,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Audio and video content distribution	$11,142	$13,639	$37,359	$37,100
Product sales	1,516	1,843	5,183	6,654
Other	450	131	1,426	131
Total revenues	13,108	15,613	43,968	43,885
Cost of revenues:
Audio and video content distribution	7,782	8,424	24,030	20,347
Product sales	686	884	2,511	3,232
Other	161	31	478	31
Total cost of revenues	8,629	9,339	27,019	23,610
Operating expenses:
Sales and marketing	960	1,121	3,444	3,470
Research and development	471	503	1,288	1,662
General and administrative	2,047	1,782	5,488	4,912
Restructuring charges	83	—	354	—
Depreciation and amortization	1,730	1,524	4,730	4,263
Total operating expenses	5,291	4,930	15,304	14,307
Income (loss) from operations	(812)	1,344	1,645	5,968
Other (income) expense:
Interest income and other (income) expense, net	7	—	6	—
Loss on extinguishment of debt	—	—	266	—
Interest expense	536	360	1,428	894
Income (loss) before provision for income taxes	(1,355)	984	(55)	5,074
Provision (benefit) for income taxes	(514)	437	11	1,623
Net income (loss)	$(841)	$547	$(66)	$3,451
Basic net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.05
Diluted net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.05
Basic weighted average common shares outstanding	74,207	73,174	73,632	72,659
Diluted weighted average common shares outstanding	74,207	73,462	73,632	73,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

					Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$(189,178)	$79,432
Exercise of stock options	1	—	—	—	1	—	1
Repurchase of common stock	—	—	(108)	(158)	—	—	(158)
Net income	—	—	—	—	—	1,125	1,125
Balance at March 31, 2005	73,227	$73	(587)	$(853)	$269,233	$(188,053)	$80,400

Exercise of stock options	4	—	—	—	4	—	4
Issuance of common stock for acquisition	1,550	2	—	—	1,998	—	2,000
Issuance of common stock under employee stock purchase plan	13	—	—	—	12	—	12
Net loss	—	—	—	—	—	(350)	(350)
Balance at June 30, 2005	74,794	$75	(587)	$(853)	$271,247	$(188,403)	$82,066

Net loss	—	—	—	—	—	(841)	(841)
Balance at September 30, 2005	74,794	$75	(587)	$(853)	$271,247	$(189,244)	$81,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66)	$3,451
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,610	2,900
Amortization of intangible and other assets	2,120	1,363
Provision for deferred income taxes	11	1,623
Provision for doubtful accounts	279	185
Loss on extinguishment of debt	266	—
Loss on disposal of fixed assets	8	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	2,571	1,373
Prepaid expenses and other assets	(1,962)	(1,101)
Accounts payable and accrued liabilities	129	(574)
Deferred revenue, net	(1,153)	(2,219)
Net cash provided by operating activities	4,813	7,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(1,779)	(18,132)
Long-term investments	(5,162)	—
Acquisition of property and equipment	(2,500)	(2,439)
Net cash used in investing activities	(9,442)	(20,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17	1,242
Purchases of treasury stock	(158)	—
Payment of debt issuance costs	(654)	(59)
Proceeds from line of credit and long-term debt	19,500	16,500
Payments on line of credit and long-term debt	(19,766)	(3,947)
Net cash (used in) provided by financing activities	(1,061)	13,736
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,690)	166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,059	7,236
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,369	$7,402
Supplemental Cash Flow Information:
Cash paid for interest	$865	$686
Cash paid for income taxes	$195	$208
Non-Cash Investing Activities
Vendor financed acquisition of software	$468	$1,010
Note payable and stock issued to seller for acquisition of subsidiary	$8,500	$—
Equipment purchased under capital lease	$—	$95

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

2. INVESTMENTS AND ACQUISITIONS

Investment in Verance Corporation

Effective March 21, 2005, the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”), from Verance Corporation, a Delaware corporation (“Verance”), for $2.5 million pursuant to that certain Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005 (the “Verance Agreement”) between Verance and the Company.   As required by the Verance Agreement, the Company purchased an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million in July 2005. The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the “Common Stock”), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, or (2) immediately prior to a qualified public offering by Verance. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to any other capital stock of Verance. Holders of Verance’s preferred stock vote together with holders of its Common Stock on an as-converted basis.

The Company owns approximately 13.4% of Verance on an as-converted basis following the additional purchase and will account for the long-term investment using the cost method of accounting.  Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have previously entered into other agreements that enable the Company to add certain services provided by Verance to its products.  The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

Media DVX

On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. (“MDX”).  Accordingly, the results of MDX’s operations have been included in the consolidated financial statements since that date.  Based in Pennsylvania, MDX’s core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology.   The purpose of the acquisition was to expand the Company’s electronic distribution network.  The Company paid $1.5 million in cash, a $6.5 million promissory note and 1,550,388 shares of its common stock, worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX.  The Company’s preliminary valuation assigned $0.2 million to customer relationships, and the remaining excess of the purchase price over net assets acquired was allocated to Goodwill, which totaled $7.7 million.

Source TV

On August 31, 2004, the Company completed the acquisition of certain assets and assumption of certain liabilities of SourceTV (“Source”).  Accordingly, the results of Source’s operations have been included in the consolidated financial statements since that date.  Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis.  The purpose of the acquisition was to expand the Company’s media asset management services to advertising agencies.  The Company acquired the assets for $3.8 million in cash, of which $1.2 million was allocated to customer relationships and $0.7 million was allocated to the on-line resource and database.  These intangible assets are being amortized over estimated useful lives of 8 years and 3 years, respectively.  The excess of the purchase price over net assets acquired was allocated to Goodwill, in the amount of $1.9 million.

AGT Broadcast

On June 1, 2004, the Company purchased substantially all of the net assets and assumed certain liabilities of the Broadcast Division (“Broadcast”) of Applied Graphics Technologies, Inc. (“AGT”).  Accordingly, the results of Broadcast’s operations have been included in the consolidated financial statements since that date. Based in New York, Broadcast’s core services are the distribution of program and/or advertising content to television and radio stations throughout the country utilizing conventional and electronic duplication technology.   Broadcast currently distributes content to radio stations and television destinations across the United States and maintains operations in California, Michigan, New York and Ohio.

The Company paid $15.0 million in cash to AGT as consideration for the assets of Broadcast.  The purchase price also included $0.4 million in receivables due from Broadcast to the Company which were forgiven as a result of the acquisition.  The cash payment was comprised of $1.0 million of the Company’s cash reserves and $14.0 million borrowed under the Company’s long-term credit agreement.  According to the terms of the Asset Purchase Agreement (the “AGT Agreement”), the purchase price was later reduced by $0.9 million as a result of a working capital adjustment, as defined by the AGT Agreement.  The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of Broadcast and, accordingly, allocated the purchase price to those assets.  The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $3.3 million.

The following pro forma information details the results of operations as if the acquisitions of MDX, Source and Broadcast had taken place on January 1, 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$13,108	$16,206	$44,524	$53,944
Income (loss) from operations	(812)	(62)	140	3,078
Net income (loss):	$(841)	$(270)	$(1,003)	$1,264
Basic earnings (loss) per share of common stock:	$(0.01)	$0.00	$(0.01)	$0.02
Diluted earnings (loss) per share of common stock:	$(0.01)	$0.00	$(0.01)	$0.02

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and are as follows for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss) (as reported):	$(841)	$547	$(66)	$3,451
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(23)	(98)	(156)	(251)
Pro forma	$(864)	$449	$(222)	$3,200
Basic earnings (loss) per share of common stock:
As reported	$(0.01)	$0.01	$0.00	$0.05
Pro forma	$(0.01)	$0.01	$0.00	$0.04
Diluted earnings (loss) per share of common stock:
As reported	$(0.01)	$0.01	$0.00	$0.05
Pro forma	$(0.01)	$0.01	$0.00	$0.04

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.1%	3.5%	4.0%	3.5%
Expected term (years)	3.5	3.1	3.5	3.2
Volatility	61%	71%	62%	71%
Expected annual dividends	None	None	None	None

4. INVENTORIES

Inventories as of September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$842	$623
Work-in-process	489	479
Finished goods	260	373
	$1,591	$1,475

5. LONG-TERM DEBT

In conjunction with the purchase of MDX, on April 15, 2005, the Company amended its credit facility.  As a result of this amendment, the Company wrote off approximately $0.3 million in previously deferred loan origination fees incurred during the three months ended June 30, 2005.  The amended credit facility provides for a $15.0 million revolving line of credit as well as a $15.0 million term loan.  All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction.  The amended term loan matures March 31, 2008 and requires quarterly principal payments of $1.25 million.  The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement. The loan currently pays interest at a rate of approximately 6.8%.

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

As of September 30, 2005, the Company was not in compliance with the covenant related to its leverage ratio.  On November 9, 2005, the Company received a waiver from its lenders as of September 30, 2005.  In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that can be borrowed under the Company’s revolving line of credit from $15.0 million to $4.5 million.  Although the Company is not in default of the credit agreement at this time, the Company believes it is probable that as of December 31, 2005, the next time compliance with the covenants will be measured, it will likely not be in compliance with certain of its covenants.  According to the terms of the credit agreement, if at December 31, 2005 the Company is not in compliance with its covenants, the lenders could execute a waiver or amendment to the credit agreement, or accelerate the maturity of the indebtedness.  Therefore, in accordance with generally accepted accounting principles, the Company has classified all obligations under the credit facility of $16.8 million as short-term in the accompanying condensed consolidated financial statements.  The Company is exploring a range of strategic alternatives in order to resolve a potential covenant default, including refinancing the existing credit agreement, paying off the debt with proceeds from the sale of securities or assets of the Company or the combination, sale or merger of the business with another entity or strategic partner.

6. RESTRUCTURING CHARGE

The Company recognized a restructuring charge in the amount of $0.1 million for the three months ended September 30, 2005 and $0.4 million for the nine months ended September 30, 2005   The restructuring charges relate to office closure and workforce reduction plans for the Company’s New York City and Wilmington, Ohio locations. All amounts accrued under the restructuring charge are expected to be paid by December 31, 2005.

7. INCOME TAXES

Income tax expense (benefit) totaled ($0.5) and $0.4 million for the three months ended September 30, 2005 and September 30, 2004, respectively.  For the nine month periods ending September 30, 2005 and September 30, 2004, the expense totaled $0.01 million and $1.6 million, respectively.  These amounts represent a provision for both state and federal income taxes.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$(841)	$547	$(66)	$3,451
Weighted average shares outstanding	74,207	73,174	73,632	72,659
Basic net income (loss) per share	$(0.01)	$0.01	$0.00	$0.05
Diluted:
Net income (loss)	$(841)	$547	$(66)	$3,451
Weighted average shares outstanding	74,207	73,174	73,632	72,659
Add: Net effect of potentially dilutive shares	—	288	—	854
Diluted weighted average shares outstanding	74,207	73,462	73,632	73,513
Diluted net income (loss) per share	$(0.01)	$0.01	$0.00	$0.05

For the three months ended September 30, 2005, there was a net loss from continuing operations available to common shareholders. Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net income per share were identical.  For the three months ended September 30, 2004, 3,572,639 options with a weighted average exercise price of $3.51 per share and warrants to purchase 7,379,118 shares of common stock at a weighted average price of $2.30 per share had exercise prices above the average market price of $1.31. As a result, 10,951,757 shares were excluded from the computation of diluted net income per share.

For the nine months ended September 30, 2005, there was a net loss from continuing operations available to common shareholders. Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net income per share were identical.   For the nine months ended September 30, 2004, 3,832,542 options with a weighted average exercise price of $3.55 per share and warrants to purchase 3,479,418 shares of common stock at a weighted average price of $3.26 per share had exercise prices above the average market price of $1.52. As a result, 7,311,960 shares were excluded from the computation of diluted net income per share for the nine months ended September 30, 2004.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended September 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$11,142	$1,516	$450	$—	$13,108
Operating income (loss)	$(1,116)	$250	$54	$—	$(812)
Total Assets	$154,316	$14,862	$3,670	$(57,379)	$115,469

	Three months ended September 30, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$13,639	$1,843	$131	$—	$15,613
Operating income	$1,106	$218	$20	$—	$1,344
Total Assets	$144,445	$24,395	$3,890	$(63,224)	$109,506

	Nine months ended September 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$37,359	$5,183	$1,426	$—	$43,968
Operating income (loss)	$(90)	$1,483	$252	$—	$1,645
Total Assets	$154,316	$14,862	$3,670	$(57,379)	$115,469

	Nine months ended September 30, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$37,100	$6,654	$131	$—	$43,885
Operating income	$4,840	$1,108	$20	$—	$5,968
Total Assets	$144,445	$24,395	$3,890	$(63,224)	$109,506

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

Results of Operations

Revenues. Revenues for the three months ended September 30, 2005 decreased $2.5 million, or 16%, compared to the prior year period.  The decrease was primarily due to a more competitive rate environment and a decrease in distribution volume, especially by automobile manufacturers and movie studios.  In addition, the prior year contained approximately $1.0 million in political revenue, and $0.2 million in deferred revenue that did not recur in 2005.    For the nine months ended September 30, 2005, revenues increased $0.1 million or 0.02%, as compared to the prior year period, as revenues increased from the acquisition of MDX during 2005.

Cost of Revenues. For the three months ended September 30, 2005, cost of revenues, which includes delivery and material costs and customer operations, decreased $0.7 million, or 7.6%, compared to the prior year period. The decrease resulted from the decreased distribution volumes experienced in the period.  For the nine months ended September 30, 2005, cost of revenues increased $3.4 million, or 14.4%, from the prior year period.  The Company now incurs additional operating costs associated with MDX, Broadcast and Source.

Sales and Marketing. Sales and marketing expense decreased $0.2 million, or 14.3%, for the three months ended September 30, 2005 primarily due to costs eliminated in acquired companies. For the nine months ended September 30, 2005, sales and marketing expense essentially remained constant.

Research and Development. Research and development expense remained consistent with the prior year for the three months ended September 30, 2005.  For the nine months ended September 30, 2005, research and development expense decreased $0.4 million, or 22.5%, primarily due to increased capitalization of expenses related to internally developed software.

General and Administrative. General and administrative expenses for the three months ended September 30, 2005 increased $0.3 million, or 14.9%, from the prior year period due to an increase in bad debt expense of $0.1 million, and increases in legal and accounting fees related to compliance with the Sarbanes-Oxley Act of 2002.  For the nine months ended September 30, 2005, general and administrative expenses increased $0.6 million, or 11.7%, from prior year due to increases in headcount and office locations resulting from the Company’s acquisitions of Broadcast and Source.

Depreciation and Amortization.  Depreciation and amortization expenses increased $0.2 million, or 13.5%, for  the three months ended September 30, 2005, as compared to the prior year period primarily due to deprecation of network equipment acquired in the acquisition of MDX as well as due to amortization of certain intangible assets acquired as result of the acquisitions of MDX and Source.  Depreciation and amortization expense increased $0.5 million, or 11%, during the nine months ended September 30, 2005, for the same reasons as the three months ended September 30, 2005.

Restructuring charges. The Company incurred restructuring charges of $0.1 and $0.4 during the three and nine months ended September 30, 2005, respectively.  Restructuring charges relate to lease termination costs for redundant facilities in New York and severance benefits paid or accrued to redundant employees previously acquired in connection with the Broadcast acquisition.

Interest and Other Expense. Interest and other expense increased $0.2 million, or 48.5%, for the three months ended September 30, 2005, as compared to the prior period, primarily due to an increase in average loan and capital lease balances and an increase in interest rates.  For the nine months ended September 30, 2005, as compared to the corresponding prior year period, interest expense increased $0.5 million, or 59.5%, due to the same factors mentioned above, as well as $0.3 million recorded to write off certain deferred loan fees as a result of the Company’s debt refinance in April 2005.

Provision for Income Taxes. For the three months ended September 30, 2005, income tax expense decreased $1.0 million, or 218%, primarily due to the fact that the Company incurred a net loss before taxes of $1.4 million in 2005 compared  to net income before income taxes totaling of $1.0 million in the prior year.  For the nine months ended September 30, 2005, as compared to the corresponding prior year period, income tax expense decreased $1.6 million, or 99%, due to a $5.1 million decrease in income before income taxes.  In addition, the Company increased its effective tax rate during the nine month period from 29% to 38% primarily due to the reversal of the Company’s valuation allowance for deferred tax assets which occurred in December 2004.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the nine months ended September 30, 2005 was $4.8 million compared to net cash provided by operating activities of $7.0 million for the nine months ended September 30, 2004. The decrease of $2.2 million in net cash provided by operating activities is primarily due to decreased operating income which was the result of lower revenue from the audio and video content distribution segment.

The Company purchased equipment and made capital additions of $2.5 million during the nine months ended September 30, 2005 which is consistent with the capital additions totaling $2.4 million for the nine months ended September 30, 2004.

Net borrowings (or repayments) of long term debt and capital leases was ($0.3) million for the nine months ended September 30, 2005 versus $12.6 million for the nine months ended September 30, 2004.  This was due to the fact that, during 2004, the Company drew down $14.0 million on the available credit facility for the purchase of Broadcast.

At September 30, 2005, the Company’s current sources of liquidity included cash and cash equivalents of $2.4 million while the Company’s debt consisted of term loans totaling $19.0 million.  The availability under the revolving credit facility is subject to the Company’s eligible accounts receivable balance up to $15 million. At September 30, 2005, the Company may borrow $4.3 million under the revolving facility based on eligible accounts receivable of which $4.2 million was drawn at September 30, 2005. Under the long-term credit agreement, the Company is required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis.  As of September 30, 2005, the Company was not in compliance with one of its covenants related to its leverage ratio.  On November 9, 2005, the Company received a waiver from its lenders as of the September 30, 2005.  In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that can be borrowed under the Company’s revolving line of credit from $15.0 million to $4.5 million.  Although the Company is not in default of the credit agreement at this time, the Company believes it is probable that as of December 31, 2005, the next time compliance with the covenants will be measured, it will likely not be in compliance with certain of its covenants.  According to the terms of the credit agreement, if at December 31, 2005 the Company is not in compliance with its covenants, the lenders could execute a waiver or amendment to the credit agreement, or accelerate the maturity of the indebtedness.  Therefore, in accordance with generally accepted accounting principles, the Company has classified all obligations under the credit facility of $16.8 million as short-term in the accompanying condensed consolidated financial statements.  The Company is exploring a range of strategic alternatives in order to resolve a potential covenant default, including refinancing the existing credit agreement, paying off the debt with proceeds from the sale of securities or assets of the Company or the combination, sale or merger of the business with another entity or strategic partner.

Finally, at September 30, 2005, the Company had negative working capital of $10.8 million after reclassifying $11.8 million of debt from long-term to current as described above.  The Company filed a shelf registration statement with the SEC in January 2004.  As a result of the shelf registration, the Company may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares.  As of September 30, 2005, no shares had been sold pursuant to this registration statement.

Recent Events

On October 6, 2005, the Company announced that it had retained Southwest Securities, Inc. to explore a range of strategic alternatives intended to enhance shareholder value. Such alternatives may include, but are not limited to, the sale of securities or assets of the Company or the combination, sale or merger of the business with another entity or strategic partner. The Company indicated that there can be no assurance as to the outcome or success of the Southwest Securities, Inc. engagement or the Company's efforts to enhance shareholder value.

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

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2005, the effectiveness of  the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2005, were effective for the purpose of ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.  There were no changes during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibits

10.1	Third Amendment to Third Amended and Restated Credit Agreement, dated November 9, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: November 9, 2005	By:	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)