Form 10-K/A
period 2004-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2006-01-20
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No   ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $60.6 million as of December 31, 2004, and approximately $49.9 million as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 17, 2006, the registrant had 74,207,104 shares of Common Stock outstanding.

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Business Considerations” included in the Company’s Annual Report on Form 10-K filed on March 31, 2005 as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission.

TABLE OF CONTENTS

		Pg.
	PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	2

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	6

	SIGNATURES	8

EXPLANATORY NOTE

Digital Generation Systems, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005) in order to amend footnote 2 of the NOTES TO THE CONSOLODATED FINANCIAL STATEMENTS, “Summary of Significant Accounting Policies—Stock Option Plans”.  In preparation for the Company’s compliance with the provisions of SFAS No. 123[R] effective as of January 1, 2006, the Company amended the total stock-based employee pro forma compensation expense determined under fair value-based method for all awards, net of related tax effects, proforma net income, and pro forma basic and diluted earnings per share of common stock for the year ended December 31, 2004 to reflect the fair value of the modification of certain warrants during 2004.  The specific sections that have been amended are as follows: (i) Part II, Item 8, Financial Statements and Supplementary Data; and (ii) Part IV, Item 15, Exhibits to file new exhibits 23.1, 31.1, 31.2 and 32.1.

As a result of this Amendment, (1) the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated January 20, 2006 to cover their report related to our consolidated financial statements is being filed.

Except for the amendments described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Company’s Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Page
	Independent Auditors’ Report	F-2
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
	Consolidated Statements of Operations for the three years ended December 31, 2004	F-4
	Consolidated Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2004	F-5
	Consolidated Statements of Cash Flows for the three years ended December 31, 2004	F-6
	Notes to Consolidated Financial Statements	F-7

2. FINANCIAL STATEMENT SCHEDULES

	II—Valuation and Qualifying Accounts	S-1

3. EXHIBITS

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of registrant.

3.2(a)	Bylaws of registrant, as amended to date.

4.1(b)	Form of Common Stock Certificate.

10.1(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *

10.2(b)	Form of Directors’ and Officers’ Indemnification Agreement.

10.3(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *

10.4(b)	Form of Restricted Stock Agreement. *

10.5(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.6(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.

10.7(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.

10.8(i)	Credit Agreement, dated as of June 1, 2001, between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.

10.9(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.

10.10(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.11(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.

10.12(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.13(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.14(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.15(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.16(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.17(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.

10.18(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.

2

Exhibit Number	Exhibit Title
10.19(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.

10.20(k)	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders.

21.1***	Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (included on signature page).

31.1**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1**	Section 1350 Certifications.

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

(i)                      Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on August 15, 2001.

(j)                      Incorporated by reference to the exhibits bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 27, 2003. The registrant has requested confidential treatment with respect to certain portions of this exhibit.

(k)                   Incorporated by reference to the exhibits bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed on May 15, 2003.

*                          Management contract or compensatory plan or arrangement.

**                   Filed herewith.

***            Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: January 20, 2006	By:	/s/ SCOTT K. GINSBURG
Scott K. Ginsburg Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SCOTT K. GINSBURG	Chairman of the Board of Directors and Chief Executive Officer	January 20, 2006
Scott K. Ginsburg

/s/ OMAR A. CHOUCAIR	Chief Financial Officer and Director	January 20, 2006
Omar A. Choucair	(Principal Financial and Accounting Officer)

*	Director	January 20, 2006
David M. Kantor

*	Director	January 20, 2006
Cappy McGarr

*	Director	January 20, 2006
Kevin C. Howe

*	Director	January 20, 2006
Anthony J. LeVecchio

*By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair, as attorney-in-fact

4

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Generation Systems, Inc.’s internal controls over financial reporting as of December 31, 2004, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 28, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion of the effective operations of, internal control over financial reporting as of December 31, 2004.

KPMG LLP

Dallas, Texas

February 15, 2005, except for Note 2 – stock option plans, which is as of January 17, 2006

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

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

					Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	70,807	$72	(23)	$(101)	$266,000	$(93)	$(69,196)	$196,682

Exercise of stock options	1	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	26	—	—	—	21	—	—	21
Note receivable issued to employee for exercise of stock options	—	—	—	—	—	(105)	—	(105)
Collection of note receivable from former employee	—	—	—	—	(93)	93	—	—
Net loss	—	—	—	—	—	—	(127,385)	(127,385)
Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213

Exercise of stock options	1,271	—	—	—	1,887	—	—	1,887
Issuance of common stock under employee stock purchase plan	13	—	—	—	15	—	—	15
Tax benefits from employee stock option plans	—	—	—	—	55	—	—	55
Repayment of Shareholder note receivable	—	—	—	—	—	105	—	105
Net income	—	—	—	—	—	—	4,199	4,199
Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$—	$(192,382)	$75,474

Exercise of stock options	1,090	1	—	—	1,253	—	—	1,254
Issuance of common stock under employee stock purchase plan	18	—	—	—	19	—	—	19
Tax benefits from employee stock option plans	—	—	—	—	75	—	—	75
Repurchase of common stock	—	—	(456)	(594)	—	—	—	(594)
Net income	—	—	—	—	—	—	3,204	3,204
Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$—	$(189,178)	$79,432

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

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” and are as follows for the three years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts).

	December 31,
	2004	2003	2002

Net income (loss):
As reported	$3,204	$4,199	$(127,385)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,999)	(552)	(1,456)
Pro forma	$205	$3,647	$(128,841)
Basic earnings per share of common stock:
As reported	$0.04	$0.06	$(1.80)
Pro forma	$0.00	$0.05	$(1.82)
Diluted earnings per share of common stock:
As reported	$0.04	$0.06	$(1.80)
Pro forma	$0.00	$0.05	$(1.82)

The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants for the years ended December 31, 2004, 2003 and 2002, respectively: risk-free interest rates of 3.5%, 2.9% and 4.1%; a dividend yield of 0%; expected terms of 3.2, 3.5 and 3.1 years; and volatility factors of the expected market price of the Company’s common stock of 62%, 71%, 71%, 77% and 100%.

On January 17, 2006, the Company amended the total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects, pro forma net income, and pro forma basic and diluted earnings per share of common stock for the year ended December 31, 2004 to reflect the fair value of the modification of certain warrants during 2004.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), the Company will recognize compensation expense for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. SFAS 123(R) is effective for the Company beginning in fiscal year 2006. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

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

A summary of the Company’s fixed plan stock options at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	7,167,420	$2.42	9,050,501	$2.49	8,055,828	$2.92
Granted	222,500	$1.28	1,484,571	$1.53	2,747,724	$1.15
Exercised	(1,090,584)	$1.15	(1,270,604)	$1.66	(500)	$0.30
Canceled	(919,387)	$2.24	(2,097,048)	$2.49	(1,752,551)	$2.38
Outstanding at end of the year	5,379,949	$2.66	7,167,420	$2.42	9,050,501	$2.49
Exercisable at end of the year	4,534,560	$2.89	5,447,991	$2.69	6,341,868	$2.79
Weighted average fair value of options granted		$0.64		$0.80		$0.76

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.89—$1.07	719,897	7.74 years	$1.01	401,277	$1.00
$1.13—$1.23	788,590	6.13 years	$1.15	633,569	$1.14
$1.29—$1.84	533,270	7.19 years	$1.31	343,229	$1.30
$2.03—$2.94	1,545,726	6.41 years	$2.26	1,372,851	$2.24
$3.11—$5.77	1,792,466	5.86 years	$4.74	1,783,634	$4.75
$0.89—$5.77	5,379,949			4,534,560

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