Form 10-K
period 2005-12-31
DIGITAL GENERATION SYSTEMS INC
filed 2006-03-28
CIK 934448

Use these links to rapidly review the document
TABLE OF CONTENTS
DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

COMMISSION FILE NUMBER: 0-27644

Digital Generation Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3140772 (I.R.S. Employer Identification Number)

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

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $27.0 million as of December 31, 2005, and approximately $49.9 million as of June 30, 2005, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 28, 2006, the registrant had 74,219,179 shares of Common Stock outstanding.

DIGITAL GENERATION SYSTEMS, INC.

        The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's other filings with the United States Securities and Exchange Commission.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
General
Available Information
Industry Background
Products and Services
Markets and Customers
Sales, Marketing and Customer Service
Competition
Intellectual Property and Proprietary Rights
Employees
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
New Accounting Pronouncement
Results of Operations
Liquidity and Capital Resources
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITAL GENERATION SYSTEMS, INC.

PART I

ITEM 1. BUSINESS

General

        DG Systems offers a suite of digital technology products and services through Digital Generation Systems, Inc. ("DGS") and its wholly owned subsidiaries AGT Broadcast, Inc. ("Broadcast"), Media DVX, Inc. ("MDX"), SourceTV, Inc. ("Source") and StarGuide Digital Networks, Inc. ("StarGuide"). DG Systems operates a nationwide digital network out of its Network Operation Center ("NOC") located in Irving, Texas. The network beneficially links more than 5,000 advertisers and advertising agencies with more than 3,800 television, cable, and network broadcast destinations and over 10,000 radio stations across the United States and Canada. Through the NOC, DG Systems delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, DG Systems develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

Available Information

        DG Systems files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that DG Systems files with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including DG Systems, that file electronically with the SEC. The public can obtain any documents that DG Systems files with the SEC at http://www.sec.gov.

        DG Systems also makes available free of charge through its website (www.dgsystems.com) DG Systems' Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after DG Systems electronically files such material with, or furnishes it to, the SEC.

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

        While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content are based primarily on the manual duplication and physical delivery of analog tapes. According to industry sources, there are approximately 11,000 commercial radio and 4,600 television, cable, and network broadcast destinations in the United States. These stations generate revenue by selling airtime to advertisers. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Advertising is characterized as "network" or "spot," depending on how it is bought and distributed. Network advertising typically is delivered to stations as part of a "network feed" (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

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

        The predominant method for distributing spot advertisements to radio and television stations traditionally has been physical delivery of analog audio or videotapes. DG Systems estimates that approximately 5% of radio spots and more than 50% of video spots are delivered by air express services. Many companies, commonly known as "dub and ship houses," are in the business of duplicating audio and video tapes, assembling them according to agency-specified bills of material and packing them for air express delivery. DG Systems estimates that approximately 95% of the market for audio spot deliveries and approximately 50% of video spot deliveries has transitioned to digital distribution.

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

        DG Systems has developed proprietary software and hardware systems that can address the need for data distribution services that are both economically and technologically suitable to various commercial applications. Many of these systems are currently deployed and in service, and DG Systems continues to upgrade its technology, and to deploy additional units in the marketplace.

Products and Services

        DG Systems currently markets and provides its products and services through DGS (which includes Broadcast and MDX), StarGuide and Source. See Note 18 to DG Systems' consolidated financial statements and related notes, included herein, for financial information related to DG Systems' business segments.

        DGS provides electronic and physical distribution of and ancillary post-production services for broadcast commercial content to advertising agencies, production studios, and broadcast stations throughout the United States and Canada. Through its NOC, DGS operates a digital network, currently connecting more than 5,000 advertisers and advertising agencies with more than 3,800 television, cable, and network broadcast destinations and over 10,000 radio stations across the United States and Canada. This network enables the rapid, cost-effective, and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability, and flexibility to both advertisers and broadcasters. With the DGS network, transmissions are automatically routed to stations through a computerized on-line transaction and delivery system and arrive, in text format, at stations in as little as one hour after an order is received. Typically, associated traffic instructions are simultaneously transmitted by either e-mail or facsimile to minimize station handling and scheduling errors. Shortly after a spot is delivered to a station, DGS sends the customer a confirmation specifying the time of delivery. Additionally, DGS' digital network delivers close to "master" quality audio or video to broadcast stations, which is equal to or superior to that currently delivered on analog tape.

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

        Audio content is received electronically at DGS' NOC from Record Send Terminals and Client Workstations that are owned by DGS and deployed primarily in production studios. In addition, audio can be received using DGS' Upload internet audio collection system ("DG Upload"). When audio spots are received, company personnel quality-assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered primarily over the internet, and to a lesser degree over standard telephone or ISDN lines to servers that DGS has placed in each radio station on its network. The audio spots are thereafter available to the station on demand.

        Video content is received electronically at DGS' NOC from Video Capture/Encode Equipment that is owned by DGS and deployed in video production studios. Pre-encoded MPEG video content can also be received over the Internet from locations by the use of customer provided equipment. Video content also can be received through high-speed communication lines from collection points in locations where Video Record Transmission Systems are not available. When video spots are received, company personnel quality-assure the spots and release the combinations of video to designated television stations. Video transmissions are primarily sent via high-speed fiber lines to the digital satellite uplink facility over which they are then delivered directly to servers that DGS has placed in television stations and cable interconnects. Video transmissions are also sent via the Internet to DGS owned servers at television stations and cable interconnects.

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

        StarGuide designs and provides high-speed digital information transmission and distribution systems. StarGuide's patented technology—digital distribution, compression, and transmission systems combined with satellite and Internet technologies—allow StarGuide to achieve high-quality, economical, flexible, and high-throughput information flow without the need for point-to-point connections, regardless of digital formatting or compression protocols. Integrated into many of StarGuide's systems are StarGuide's proprietary digital audio compression and decompression, or "codec," techniques and products.

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

        StarGuide has developed a patented store-and-forward system called Transportal 2000™, a cost-effective, reliable, high-speed electronic media delivery system that serves the broadcast industry with Internet connectivity, compatible StarGuide satellite transmission and terrestrial overlays, automatic fall-back dub and ship service, and automated confirmation of delivery. This proprietary automated media distribution system is being deployed across the radio broadcasting industry. StarGuide intends to expand its presence in the broadcasting industry and to target new market opportunities for high-quality, high-throughput digital information systems.

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

  •
  Musicam® MPEG Layer II Digital Audio Decoder Card: a proprietary audio decoder card that provides CD quality audio and additional network control capabilities for broadcasters who use the StarGuide transmission systems to transmit radio broadcasts or other audio content;

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

        Source offers an information service for the advertising and TV commercial production industry. Founded in 1989, Source's database documents virtually all the content and credits on U.S. television commercials since its inception.

        Source services most of the major U.S. advertising agencies and production companies, as well as television networks, programs, and industry associations. Source has a comprehensive database that includes information relating to commercials, individuals and companies. Source's database allows its customers to obtain answers to questions they may have, such as "who directed," "who owns the rights," etc. Source provides this type of information via fax, phone, e-mail and most recently through its Online Services. Source Online allows access to TV commercials with detailed credit information that can be viewed in a Quicktime® format. Source also has credits on music videos and a database of ad agency creative personnel. The site also allows companies to showcase their reels online for a fee.

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

Markets and Customers

        A large portion of DGS' revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DGS derives revenue from brand advertisers and advertising agencies, and from its marketing partners, which are typically dub and ship houses that have signed agreements with DGS to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DGS' electronic delivery service in exchange for price discounts from DGS. The advertisements distributed by DGS are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal and cyclical variations.

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

        Internet/E-Commerce Strategy.    In 2002, DGS introduced Open Interface, an industry first that allows agency traffic systems to interface directly with DGS' order management system, reducing duplicate entry of information. In 2001, DGS introduced AdCatalog, a web-based asset management system that allows geographically dispersed marketing groups the ability to view and request distribution for corporate broadcast commercial content. Additionally, DGS introduced Netclear, a web-based system that allows brand advertisers, advertising agencies and broadcasters the ability to approve spots for network clearance. DGS estimates that approximately 37% of its orders were entered electronically via the Internet during 2005. In addition, DGS also offers its DG Upload service that allows audio content to be received from clients via the Internet.

        The DGConnect online order entry and management system adds functionality to our online management tool that opens up our network so customers can see the status of their media asset as it moves from endpoint to endpoint—from the time it leaves their possession until it arrives at the media outlet. With new system architecture and user-friendly applications, DGConnect provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across DGS' massive digital network and confirm delivery at the station level through DGS' powerful media server, the DG Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process. DGConnect was made available to the entire advertising marketplace in February 2005.

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

        StarGuide presently markets and sells its transmission and distribution systems and audio compression products directly to corporate and commercial end-users, distributors, and to radio stations and networks. StarGuide currently promotes and sells the StarGuide integrated transmission and distribution systems and promotes the digital distribution services provided to the radio broadcast industry. StarGuide also employs salespersons that market and sell StarGuide's audio compression products. StarGuide currently maintains relationships with distributors marketing and selling StarGuide's audio compression products in Europe, Asia, South America, and Australia. StarGuide is presently seeking to expand these relationships to include the distribution of StarGuide transmission and information management systems.

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

        StarGuide currently engages in several promotions and other activities to generate interest in its systems and to consummate sales, including trade shows. StarGuide seeks to maximize its visibility at trade shows by hosting customer booths and providing complimentary product literature describing StarGuide's systems. StarGuide also conducts on-site demonstrations with technical and other senior level personnel and regularly contacts potential customers who have indicated an interest in utilizing StarGuide's systems or products.

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

        In the video marketplace, DGS competes with dub and ship houses across the country but additionally with a satellite-based video distribution network operated by Vyvx, an operating division of Willtel Communications, which is a wholly-owned subsidiary of Leucadia, and FastChannel Network, Inc. On December 14, 2005, the Company entered a definitive agreement with privately held FastChannel Network to merge pending stockholder approval. DGS also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGS believes that no such carriers have yet entered the market for spot distribution.

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

        DG Systems expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound and video quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

Intellectual Property and Proprietary Rights

        DG Systems primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. DG Systems currently has twenty-seven patents issued with dates ranging from June 2012 to September 2022 and eight other patent applications pending. DG Systems also has eleven trademark registrations and approximately 200 copyright registrations.

Employees

        As of December 31, 2005, DG Systems had a total of 317 employees, including 40 in research and development, 23 in sales and marketing, 224 in operations and manufacturing, and 30 in finance and administration. All of these employees were located in the United States. DG Systems' employees are not represented by a collective bargaining agreement and DG Systems has not experienced a work stoppage. DG Systems considers its relations with its employees to be good.

        DG Systems' business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The loss of key management or technical personnel could materially adversely affect DG Systems' operating results and financial condition. DG Systems believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and DG Systems may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on DG Systems' operating results and financial condition.

ITEM 1A. RISK FACTORS

        In evaluating an investment in our Company, the following risk factors should be considered.

Risks Relating to the Industry

The media distribution services and products industry is divided into several distinct markets, some of which are relatively mature while others are growing rapidly. If the mature markets begin to decline at a time when the developing markets fail to grow as anticipated, it will be increasingly difficult to achieve and maintain profitability.

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the markets for these new products and services will grow, if at all. If the markets fail to grow, or grow more slowly than anticipated, it will be difficult for any market participant to succeed. Even if the markets do grow, it will be necessary to quickly conform existing products and services to emerging industry standards in a timely fashion.

        Our marketing efforts to date with regard to our products and services have involved identification and characterization of specific market segments for these products and services with a view to determining the target markets that will be the most receptive to such products and services. We may not have correctly identified such markets and our planned products and services may not address the needs of such markets. Furthermore, our technologies, in their current forms, may not be suitable for specific applications and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary. Broad commercialization of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict. To achieve sustained growth, the market for our products must continue to develop and we must expand product offerings to include additional applications within the broadcast market. Potential new products and applications for existing products in new markets include distance learning and training, finance and retail. We believe that our products and services are among the first commercial products to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services. However, the market may not accept these products. In addition, it is possible that:

  •
  the convergence of several industry segments may not continue;

  •
  markets may not develop as a result of such convergence; or

  •
  if markets develop, such markets may not develop either in a direction beneficial to our products or product positioning or within the time frame in which we expect to launch new products and product enhancements.

        Because the convergence of digital networking, telecommunications, compression products and Internet services is new and evolving, the growth rate, if any, and the size of the potential market for our products cannot be predicted. If markets for these products fail to develop, develop more slowly than expected or become served by numerous competitors, or if our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized.

The industry is in a state of rapid technological change and we may not be able to keep up with the pace.

        The advertisement distribution and asset management industry is characterized by extremely rapid technological change, frequent new products, service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance current products, develop and introduce new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may not succeed in developing and marketing product enhancements or new products that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product releases, our business, financial condition, results of operations or cash flows will be materially affected.

The marketing and sale of media distribution services and media intelligence products each involve lengthy sales cycles. This makes business forecasting extremely difficult and can lead to significant fluctuations in quarterly results.

        Due to the complexity and substantial cost associated with providing integrated product solutions to provide audio, video, data and other information across a variety of media and platforms, licensing and selling products to customers typically involves a significant technical evaluation and commitment of cash and other resources. In addition, there are frequently delays associated with educating customers as to the productive applications of our products, complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain foreign customers have even longer purchasing cycles that can greatly extend the amount of time it takes to place our products with these customers. Because of the lengthy sales cycle and the large size of customers' average orders, if revenues projected from a specific customer for a particular quarter are not realized in that quarter, product revenues and operating results for that quarter could be negatively affected. Revenues will also vary significantly as a result of the timing of product purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

        Because expense levels such as personnel and facilities costs, are based, in part, on expectations of future revenue levels, if revenue levels are below expectations operating results are likely to be seriously harmed.

Seasonality in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

        On a historical basis the industry has experienced lower sales for services in the first quarter, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. Additionally, in any single period, service revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. We have historically operated with little or no backlog. The absence of backlog increases the difficulty of predicting revenues and operating results. Fluctuations in revenues due to seasonality may become more pronounced as revenue increases or decreases. In addition, service revenues are influenced by political advertising, which generally occurs every two years.

The markets in which we operate are highly competitive, and competition may increase further as new entrants enter the market while more established companies with greater resources seek to expand their market share.

        The market for the distribution of audio and video transmissions has become increasingly concentrated in recent years as a result of acquisitions, which are likely to permit many competitors to devote significantly greater resources to the development and marketing of new competitive products and services. Moreover, competition among the various dub and ship houses and production studios in the market for the distribution of audio advertising spots to radio stations and the distribution of video advertising spots to television stations is intense. The principal competitive factors affecting these markets include price, quality and performance of products, the timing and success of new product introductions, the emergence of new technologies and the number and nature of competitors in a given market. In addition, the assertion of intellectual property rights by others and general market and economic conditions factor into the ability to compete successfully. Although many dub and ship houses and production studios generally do not offer electronic delivery, they often have long-standing ties to local distributors that can be difficult to replace. Many of these dub and ship houses and production studios also have greater financial, distribution and marketing resources than we and have achieved a higher level of brand recognition.

        With respect to new markets, such as the delivery of other forms of content to radio and television stations, competition is likely to come from companies in related communications markets and/or package delivery markets. Some of the companies capable of offering products and services with superior functionality include telecommunications providers such as AT&T, MCI WorldCom and other fiber and telecommunication companies, each of which would enjoy materially lower electronic delivery transportation costs. Competition is also likely to come from entities with package delivery expertise such as Federal Express, United Parcel Service, and DHL if any such companies enter the electronic data delivery market. Radio networks such as ABC or Westwood One could also become competitors by selling and transmitting advertisements as a complement to our content programming.

        The increasingly competitive environment is likely to result in price reductions that could result in lower profits and loss of our market share.

Risks Related to the Company

We have a history of losses which must be considered in assessing our future prospects.

        2003 was the first year we reported net income after having been unprofitable since our inception; we reported profit again in 2004 and a loss in 2005. In 2002, we were profitable only after excluding the effect of a change in accounting principle. We could continue to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continually upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve and sustain profitability.

We may not be able to obtain additional financing to satisfy our future capital expenditure needs.

        We intend to continue making capital expenditures to produce and install various equipment required by our customers to receive our services and to introduce additional services. We also expect to make capital expenditures related to mergers. In addition, we will continue to analyze the costs and benefits of acquiring certain additional businesses, products or technologies that we may from time to time identify, and our related ability to finance these acquisitions. Assuming that we do not pursue one or more additional acquisitions funded by internal cash reserves, we anticipate that upon completion of a merger we will have funds available under new credit agreements in amounts that should be adequate to satisfy our capital requirements, including those capital requirements related to the proposed merger with FastChannel. We may require additional capital sooner than currently anticipated and may not be able to obtain additional funds adequate for our capital needs. Our capital needs depend upon numerous factors, including:

  •
  the progress of our product development activities;

  •
  the progress of product development activities related to products of any acquired companies;

  •
  the cost of increasing our sales and marketing activities; and

  •
  the amount of revenues generated from operations.

        We cannot predict any of the foregoing factors with certainty. In addition, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions. Furthermore, additional financing may not be available to us, or if it is available, it may not be available on acceptable terms. Our inability to obtain financing for additional acquisitions on acceptable terms may prevent us from completing advantageous acquisitions and consequently could seriously harm our prospects and future rates of growth. Inability to obtain additional funding for continuing operations or an acquisition would seriously harm our business, financial condition and results of operations. Consequently, we could be required to:

  •
  significantly reduce or suspend our operations;

  •
  seek an additional merger partner; or

  •
  sell additional securities on terms that are highly dilutive to our stockholders.

Our business will be highly dependent on radio and television advertising. If demand for, or margins from, our radio and television advertising delivery services declines, our business results will decline.

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

  •
  a shift in purchases by customers away from our premium services; and

  •
  a change in the technology used to deliver such services.

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

        Our business will depend on making cost-effective deliveries to broadcast stations within the time periods requested by our customers. If we are unsuccessful in making these deliveries, for whatever reason, a station might be prevented from selling airtime that it otherwise could have sold. Stations may assert claims for lost air-time in these circumstances and dissatisfied advertisers may refuse to make further deliveries through us in the event of a significant occurrence of lost deliveries, which would result in a decrease in our revenues or an increase in our expenses, either of which could lead to a reduction in net income or an increase in net loss. Although we expect that we will maintain insurance against business interruption, such insurance may not be adequate to protect us from significant loss in these circumstances or from the effects of a major catastrophe (such as an earthquake or other natural disaster), which could result in a prolonged interruption of our business. Our ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which will be outside of our control, including:

  •
  equipment failure;

  •
  interruption in services by telecommunications service providers; and

  •
  inability to maintain our installed base of audio and video units that will comprise our distribution network.

The market price of our common stock is likely to continue to be volatile.

        Some of the factors that may cause the market price of our common stock to fluctuate significantly include:

  •
  the addition or departure of key Company personnel;

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

  •
  fluctuations in stock market prices and trading volumes, particularly fluctuations of stock prices quoted on the Nasdaq National Market; and

  •
  sale of a significant number of shares of Company common stock by us or our significant holders.

If we are unable to maintain the current strategic relationships with broadcast and media outlets, this could adversely impact our operating results.

        Our strategy depends in part on the maintenance of ongoing relationships with broadcast and media outlets. We may not be able to successfully maintain such relationships, which may jeopardize our ability to generate sales of our services in those segments. Various factors could limit our ability to maintain such relationships, including, but not limited to, the resources available to our competitors.

Insiders have substantial control over us which could limit others' ability to influence the outcome of key transactions, including changes in control.

        Our executive officers and directors and the respective affiliates own approximately 39.4% of our common stock. As a result, these stockholders may be able to control or significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of us even if a change of control is in the best interest of all stockholders.

Our business may be adversely affected if we are not able to protect our intellectual property rights from third-party challenges.

        We cannot assure that our intellectual property does not infringe on the proprietary rights of third parties. The steps taken to protect our proprietary information may not prevent misappropriation of such information, and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. We consider our trademarks, copyrights, advertising and promotion design and artwork to be of value and important to our businesses. We rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights. We generally enter into confidentiality or license agreements with our distributors and customers and limit access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

We may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        We have entered into a merger agreement pursuant to which FastChannel Network would become our wholly owned subsidiary. Our business strategy will include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies;

  •
  the potential disruption of our business;

  •
  the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

  •
  difficulty maintaining uniform standards, controls, procedures and policies;

  •
  the potential loss of key employees of acquired companies; and

  •
  the impairment of relationships with employees and customers as a result of changes in management and operational structure.

        We may not be able to successfully complete any acquisition or, if completed, the acquired business or product line may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel and technologies associated with an acquired business and/or product line may negatively affect our business and results of operation. We may dispose of any of our businesses or product lines in the event that we are unable to successfully integrate them, or in the event that management determines that any such business or product line is no longer in our strategic interests.

Failure to manage future growth could hinder the future success of our business.

        Our personnel, systems, procedures and controls may not be adequate to support our existing as well as future operations. To accommodate any potential future growth and to compete effectively and manage future growth, if any, we will need to continue to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage our work force. We must also continue to further develop our products and services while implementing effective planning and operating processes, such as continuing to implement and improve operational, financial and management information systems; hiring and training additional qualified personnel; continuing to expand and upgrade our core technologies; and effectively managing multiple relationships with various customers, joint venture and technological partners and other third parties.

We will depend on key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

        Our future success will depend to a significant extent upon the services of Scott K. Ginsburg, Chairman of the Board and Chief Executive Officer; and Omar A. Choucair, Chief Financial Officer. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

        Our future success will also depend upon our ability to attract and retain highly qualified management, sales, operations, technical and marketing personnel. At the present time there is, and will continue to be, intense competition for personnel with experience in the markets applicable to our products and services. Because of this intense competition, we may not be able to retain key personnel or attract, assimilate or retain other highly qualified technical and management personnel in the future. The inability to retain or to attract additional qualified personnel as needed could have a considerable impact on our business.

Certain provisions of our bylaws may have anti-takeover effects that could prevent a change in control even if the change would be beneficial to our stockholders.

        We have a classified board which might, under certain circumstances, discourage the acquisition of a controlling interest of our stock because such acquirer would not have the ability to replace these directors except as the term of each class expires. The directors are divided into three classes with respect to the time for which they hold office. The term of office of one class of directors expires at each annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

Our board of directors may issue, without further stockholder approval, preferred stock with rights and preferences superior to those applicable to the common stock.

        Our certificate of incorporation includes a provision for the issuance of "blank check" preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to or approval of stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might result in a decrease in the price of the common stock.

Our business is highly dependent on electronic video advertising delivery service deployment.

        Inability to maintain units necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our Network Operating Center, or "NOC," and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure our stockholders that the maintenance of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

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

        While we are taking the steps we believe are required to achieve the network capacity and scalability necessary to deliver video content reliably and cost effectively as video advertising delivery volume grows, we may not achieve such goals because they are highly dependent on the services provided by our telecommunication providers and the technological capabilities of both our customers and the destinations to which content is delivered. If our telecommunication providers are unable or unwilling to provide the services necessary at a rate we are willing to pay or if our customers and/or our delivery destinations do not have the technological capabilities necessary to send and/or receive video content, our goals of adequate network capacity and scalability could be jeopardized.

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

We are at risk of being delisted from the Nasdaq National Market. In the event that this cannot be avoided, the market price of our common stock could decline as certain institutional investors would need to sell our shares to comply with our contractual obligations, the liquidity of the stock would likely decline and our ability to obtain research coverage would be further impaired.

        Nasdaq rules require, among other things, that a registrant's common stock trade at $1.00 per share or more on a consistent basis. On August 9, 2005, we received notice from The Nasdaq Stock Market ("Nasdaq") that for 30 consecutive business days, the bid price of our common stock closed below $1.00 per share. We were given until February 6, 2006, to regain compliance with Nasdaq Marketplace Rule 4450(a)(5), which required that the bid price of our common stock close at $1.00 per share or more for a minimum of ten consecutive business days. On February 7, 2006 we received a staff determination letter from Nasdaq stating that our common stock is subject to delisting from the Nasdaq National Market because we did not regain compliance with the $1.00 minimum closing bid price requirement as set forth in the Rule. We were provided 180 calendar days from the initial notice of non-compliance, or until February 6, 2006, to regain compliance with the Rule. We appealed the Nasdaq staff determination and requested a hearing with a Nasdaq Listings Qualification Panel, which hearing occurred on March 9, 2006. At the hearing, we presented a plan for our continued listing on the Nasdaq National Market, which plan includes a proposed one-for-ten share reverse stock split. On March 15, 2006, we were notified that Nasdaq granted our request for an extension, provided that:

  •
  on or before May 31, 2006 the reverse stock split is approved and the closing bid price of the common stock is at least $1.00 per share; and

  •
  on or before June 14, 2006, the closing bid price of the common stock is at least $1.00 for at least ten prior consecutive trading days.

If those requirements are not satisfied, the common stock may be delisted from Nasdaq or transferred to The Nasdaq Capital Market.

        Our board of directors has approved a proposal to amend the Company's certificate of incorporation to affect a one-for-ten share reverse stock split of the issued and outstanding common stock in order to attempt to continue to keep the common stock quoted on The Nasdaq National Market. If this proposal is not approved or is not effective in order to enable us to achieve and maintain compliance with Nasdaq Marketplace Rule 4450(a)(5), management will continue to review other alternatives to continue to keep the common stock quoted on The Nasdaq National Market or a similar securities exchange. These alternatives could include but would not be limited to applying to transfer the inclusion of the common stock to The Nasdaq Capital Market.

We depend upon a number of single or limited-source suppliers, and our ability to produce audio and video distribution equipment could be adversely impacted if those relationships were discontinued.

        We rely on fewer than five single or limited-source suppliers for integral components used in the assembly of our audio and video units, namely the Bradbury Group and SVT Electronics. Although these suppliers are generally large, well-financed organizations, in the event that a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, this would delay our deployment of audio and video units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may in the future become our competitors, possibly entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling our products or components to us at commercially reasonable prices or completely stop selling our products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign our products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we was able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our products, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

If we were no longer able to rely on our existing providers of transmissions services, our business and results of operations could be materially and adversely affected.

        We obtain our local access transmission services and long distance telephone access through contracts with Sprint and MCI that expire in 2007 and 2006, respectively. These agreements with Sprint and MCI provide for reduced pricing on various services provided in exchange for minimum purchases under the contracts of $1.0 million for each year of the Sprint contract and $0.5 million for 2006 for MCI. The agreements provide for certain achievement credits once specified purchase levels are met. Any material interruption in the supply or a material change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

We face various risks associated with purchasing satellite capacity.

        As part of our strategy of providing transmittal of audio, video, data and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although our management attempts to match these expenditures against anticipated revenues from sales of products to customers, they may not be successful at estimating anticipated revenues, and actual revenues from sales of products may fall below expenditures for satellite capacity. In addition, the purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect financial condition and results of operations.

If the existing relationship with Clear Channel Satellite Services is terminated, or if Clear Channel Satellite Services fails to perform as required under its agreement with us, our business could be interrupted.

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the AMC-9 satellite system. However, the Clear Channel satellite system may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Clear Channel that expires in June 2010. The agreement provides for fixed pricing on dedicated bandwidth and gives us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. Clear Channel is required to meet performance specifications as outlined in the agreement, and we are given a credit allowance for future fees if Clear Channel does not meet these requirements. The agreement states that Clear Channel can terminate the agreement if we do not make timely payments or become insolvent.

Certain of our products depend on satellites; any satellite failure could result in interruptions of our service that could negatively impact our business and reputation.

        A reduction in the number of operating satellites or an extended disruption of satellite transmissions would impair the current utility of the accessible satellite network and the growth of current and additional market opportunities. Satellites and its ground support systems are complex electronic systems subject to weather conditions, electronic and mechanical failures and possible sabotage. The satellites have limited design lives and are subject to damage by the hostile space environment in which they operate. The repair of damaged or malfunctioning satellites is nearly impossible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. In addition, satellite transmission can be disrupted by natural phenomena causing atmospheric interference, such as sunspots.

        Certain of our products rely on signals from satellites, including, but not limited to, satellite receivers and head-end equipment. Any satellite failure could result in interruptions of our service, negatively impacting our business. We attempt to mitigate this risk by having our customers procure their own agreements with satellite providers.

We determined our disclosure controls and procedures were not effective as of December 31, 2004. In the event a material weakness occurs again in the future, our financial statements and results of operations could be materially impacted.

        For the year ended December 31, 2004, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting for income taxes as of December 31, 2004. Specifically, we concluded that our review of the reversal of valuation allowances with respect to deferred tax assets was inadequate. To remediate the material weakness, we engaged an outside accounting services firm to be directly involved in the review and accounting evaluation of the calculation of our provision for income taxes. As of April 30, 2005, we concluded that our internal control over financial reporting was effective and that the disclosure controls and procedures were effective at the reasonable assurance level. Since April 30, 2005, we continue to believe that our controls and procedures remain effective. In the event that this or any other material weakness occurs in the future, our financial statements and results of operations could be materially impacted, either of which could result in a decrease in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

        The Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in June 2006. In addition, the Company leases approximately 6,300 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2007; approximately 32,000 square feet in two New York City facilities which are occupied by production service and sales personnel and expire in 2006 and 2011; approximately 15,300 square feet in Los Angeles occupied by production service and sales personnel which expire in 2011; 4,500 square feet in Detroit, which is occupied by production service and sales personnel which expires in 2007; 19,000 square feet in Wilmington, Ohio that expires in 2009 which is being sublet to a lessee; and 25,000 square feet in Chicago, which is occupied by production service and sales personnel which expires in 2006. In addition, the Company leases an office in Boca Raton, Florida that is approximately 2,600 square feet and includes sales, operations and administrative staff for Source, which expires in 2006. Finally, the Company leases an office in Holmdel, New Jersey that is 11,000 square feet and includes audio operations and administrative staff for StarGuide's wholly owned subsidiary, Corporate Computer Systems, Inc. ("CCS"), which expires in 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual shareholders meeting on November 3, 2005, at which shareholders were asked (i) to elect three directors, to serve for a three-year term or until a successor has been duly elected and qualified and (ii) to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ended December 31, 2005. The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Votes
Election of the following director for a three-year term expiring in 2008:
Cappy R. McGarr	64,146,343	2,447,108	—	—
Kevin C. Howe	64,013,019	2,580,432	—	—
Anthony J. LeVecchio	64,148,639	2,444,812	—	—
Ratify the appointment of KPMG LLP	66,001,757	487,319	104,375	—

        Information regarding the other directors whose term of office continued after the meeting is included under Part III, Item 10—Directors and Executive Officers of the Registrant.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol DGIT since the Company's initial public offering on February 6, 1996. Prior to that time there was no public market for the Company's Common Stock or other securities.

        The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2004 to December 31, 2005. Such prices represent prices between dealers, do no include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2005		Fiscal Year Ended 2004
	High	Low	High	Low
First Quarter	$1.58	$1.06	$2.30	$1.04
Second Quarter	1.35	0.96	1.76	1.20
Third Quarter	0.98	0.60	1.49	1.15
Fourth Quarter	0.71	0.47	1.35	1.05

        The following table sets forth the purchases of equity securities by the Company during the period January 1, 2005 to December 31, 2005. All purchases were made on the open market during the time periods specified.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Plan
January 1, 2005 to December 31, 2005	108,000	$1.46	563,705	$2,747,827

(1)
The authorization by the Board of Directors to repurchase of up to $3.5 million of its common stock was announced to the public via a press release filing on Form 8-K on November 30, 2004. No expiration date was specified.

        As of February 28, 2006, DG Systems had issued 74,805,801 and outstanding 74,219,179 shares of its common stock. As of February 28, 2006, DG Systems' common stock was held by approximately 158 stockholders of record. DG Systems estimates that there are approximately 6,747 beneficial stockholders.

        DG Systems has never declared or paid cash dividends on its capital stock. DG Systems currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the securities authorized for issuance under DG Systems' equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,948,940	$1.58	11,780,264
Equity compensation plans not approved by security holders	—	—	—
Total	6,948,940	$1.58	11,780,264

(1)
This table excludes an aggregate of 4,418,657 shares issuable upon exercise of outstanding options and warrants assumed by DG Systems in connection with DG Systems' merger with StarGuide Digital Networks, Inc. in January 2001. The weighted-average exercise price of the excluded options and warrants is $1.20 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data should be read in conjunction with DG Systems' consolidated financial statements and related notes and "DG Systems' Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

        The consolidated statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the consolidated financial statements of DG Systems, which were audited by KPMG LLP, independent registered public accounting firm.

        Amounts (except per share amounts) are shown in thousands

Statement of Operations:

	For the years ended December 31,
	2005	2004	2003	2002	2001
Revenues	$58,352	$62,366	$57,687	$66,294	$70,700

Costs and expenses
Cost of revenues	35,343	33,355	29,207	33,328	37,413
Sales and marketing	4,318	4,707	4,499	5,005	5,615
Research and development	1,665	2,079	3,289	3,941	4,604
General and administrative	7,588	7,151	7,142	9,642	12,187
Restructuring charges	434	—	—	771	791
Impairment charges	655	9,131	—	—	—
Depreciation and amortization	6,645	5,797	7,897	7,390	17,065

Total expenses	56,648	62,220	52,034	60,077	77,675

Income (loss) from operations	1,704	146	5,653	6,217	(6,975)

Other (income) expense
Interest and other (income) expense, net	2,990	1,284	963	1,520	2,054
Net income (loss) before income taxes and cumulative effect of change in accounting principle	(1,286)	(1,138)	4,690	4,697	(9,029)
Provision (benefit) for income taxes	(196)	(4,342)	491	1,848	—

Net income (loss) before cumulative effect of change in accounting principle	(1,090)	3,204	4,199	2,849	(9,029)

Cumulative effect of change in accounting principle	—	—	—	(130,234)	—

Net income (loss)	$(1,090)	$3,204	$4,199	$(127,385)	$(9,029)

Basic and diluted net income (loss) per common share before cumulative effect of change in accounting principle	$(0.01)	$0.04	$0.06	$0.04	$(0.13)
Basic and diluted net income (loss) per common share	$(0.01)	$0.04	$0.06	$(1.80)	$(0.13)
Weighted average common shares outstanding
Basic	73,779	72,768	71,367	70,718	70,443
Diluted	73,779	73,302	74,891	70,807	70,443

Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$1,886	$8,059	$7,236	$2,527	$2,724
Working capital (deficit)	2,624	7,857	7,202	477	(1,011)
Property and equipment, net	11,641	10,874	9,735	12,757	16,535
Total assets	114,333	107,227	92,933	97,205	235,800
Long-term debt, excluding current portion	20,834	8,447	2,400	4,548	9,496
Shareholders' equity	80,207	79,432	75,474	69,213	196,682

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

  Cautionary Note Regarding Forward-Looking Statements

        The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain statements contained in this joint proxy statement/prospectus may be deemed to constitute "forward-looking statements".

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs, our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed elsewhere herein under the heading "Risk Factors".

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this filing might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to management or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Critical Accounting Policies

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

        Allowance for Doubtful Accounts.    The Company's allowance for doubtful accounts relates to trade accounts receivable. Financial Statement Schedule II summarizes the activity in this account. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a monthly basis and adjustments are recorded as deemed necessary.

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

        If the Company determines that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the long-lived or intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company's average cost of funds. During this evaluation for the year ended December 31, 2005, the Company determined that the carrying value of a portion of its intangible assets was impaired. Accordingly, the Company recognized a loss of $0.1 million related to this impairment. During 2004, the Company upgraded its distribution network and, during the process, removed selected fixed assets from operating in the field. Certain of these fixed assets were not yet fully depreciated and, accordingly, their remaining book value became impaired. The Company recognized a loss for $1.0 million related to these assets that have been removed from service.

        In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, the Company ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to the Company's reporting units, the Company is required to compare and contrast the aggregate fair values for all reporting units with the Company's average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. The Company completed its initial impairment review during the first quarter of 2002 and recorded an impairment of approximately $130.2 million, which is reported as a cumulative effect of change in accounting principle. During the evaluation of goodwill for the year ended December 31, 2005, the Company determined that the carrying value of a portion of its goodwill was impaired. Accordingly, the Company recognized a loss of $0.7 million related to this impairment. During the evaluation of goodwill for the year ended December 31, 2004, the Company determined that the carrying value of a portion of its goodwill was impaired. Accordingly, the company recognized a loss of $8.1 million related to this impairment. There were no impairments of either long-lived assets or goodwill during 2003.

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

        The Company also has net operating loss carryforwards (NOL's) of approximately $59.0 million which will expire on various dates ranging from 2016 to 2025. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize them to offset future taxes. During 2003, the Company concluded that realization of a portion of its tax benefits from NOL carryforwards was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.9 million. The remaining $1.6 million reduction in the valuation allowance was due to the reduction in net deferred tax assets attributable to 2003 income.

        At December 31, 2004, the Company concluded that it was more likely than not that all deferred tax assets would ultimately be realized, so it reversed the remaining valuation allowance of $15.7 million. As a result, $6.7 million was recorded as a non-cash tax benefit, which offset income tax expense of $2.4 million. The remaining $9.0 million reduction in the valuation allowance related to acquired deferred tax assets and therefore was recorded as a reduction to goodwill. At December 31, 2005, the Company again concluded that it was more likely than not that all deferred tax assets would ultimately be realized. Accordingly, the Company has not recorded a valuation allowance on its deferred tax assets.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant's first fiscal year that begins after June 15, 2005.

        We currently account for share-based compensation to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Upon our adoption of SFAS No. 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and equity instruments issued after that date. The adoption of SFAS No. 123R's fair value method may have a significant impact on our results of operations and the classification of certain cash flows. While operating expenses are expected to increase, we do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position since 96% of our options at December 31, 2005 have already vested. However, the ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future.

        In December 2005, the SEC posted to its Web site its rule to amend the definition of accelerated filer in Rule 12b-2 under the Securities Exchange Act of 1934 to:

  •
  create a new category of accelerated filer, large accelerated filer, that would include reporting companies with a public float of $700 million or more; and

  •
  ease current restrictions on the exit of companies from accelerated filer status.

        Only a large accelerated filer will be subject to a 60-day deadline to file its annual report on Form 10-K under the final phase-in of the accelerated filing deadlines. However, the final phase-in has been extended one year and will first apply to a large accelerated filer for fiscal years ending on or after December 12, 2006. All other accelerated filers will continue to be subject to a 75-day deadline for filing their annual reports on Form 10-K. The deadline for filing quarterly reports on Form 10-Q will remain at 40 days for all accelerated filers. The filing deadlines for a non-accelerated filer are not changed. The amended definition of accelerated filer also permits an accelerated filer that has a public float of less than $50 million as of the last business day of its second fiscal quarter to file as a non-accelerated filer beginning with the filing of its annual report for that same fiscal year. Accordingly, because the public float of DG Systems was less than $50 million as of the last business day of the second fiscal quarter, we will file as a non-accelerated filer beginning with the filing of our annual report for December 31, 2005.

Results of Operations

        The following table sets forth certain financial data for the years ended December 31, 2005, 2004, and 2003. Operating results for any period are not necessarily indicative of results for any future period. Amounts (except per share data) are shown in thousands.

	For the years ended December 31,
	2005	2004	2003
Revenues	$58,352	$62,366	$57,687

Costs and expenses
Cost of revenues	35,343	33,355	29,207
Sales and marketing	4,318	4,707	4,499
Research and development	1,665	2,079	3,289
General and administrative	7,588	7,151	7,142
Restructuring charges	434	—	—
Impairment charges	655	9,131	—
Depreciation and amortization	6,645	5,797	7,897

Total expenses	56,648	62,220	52,034

Income from operations	1,704	146	5,653

Other (income) expense
Interest and other (income) expense, net	2,990	1,284	963
Net income (loss) before income taxes and cumulative effect of change in accounting principle	(1,286)	(1,138)	4,690
Provision (benefit) for income taxes	(196)	(4,342)	491

Net income (loss)	$(1,090)	$3,204	$4,199

Basic and diluted net income (loss) per common share	$(0.01)	$0.04	$0.06
Weighted average common shares outstanding
Basic	73,779	72,768	71,367
Diluted	73,779	73,302	74,891

2005 versus 2004

        Revenues.    For the year ended December 31, 2005, revenues decreased $4.0 million or 6.4%, as compared to the prior year period. Revenues increased by $0.5 million, $1.7 million, and $1.3 million related to the acquisition of MDX, Broadcast, and Source, respectively. Those increases were reduced by revenue declines of $2.3 million in the StarGuide division, as a result of certain deferred revenue contracts that expired during 2004 and 2005. The remaining $5.2 million in revenue reductions are the result of a more competitive rate environment and a decrease in distribution volumes, especially by automobile manufacturers and movie studios. In addition, the year ended December 31, 2004 contained $3.0 million in political revenues that did not recur in 2005.

        Cost of Revenues.    For the year ended December 31, 2005, cost of revenues increased $2.0 million, or 6.0%, from the prior year period. Increases in costs of revenues are attributable to the Company's acquisition of MDX, Broadcast, and Source, which account for increases of $0.7 million, $1.3 million, and $0.5 million, respectively. Those increases were slightly offset by a reduction of $.5 million, primarily related to the StarGuide division.

        Sales and Marketing.    Sales and marketing expense decreased $0.4 million, or 8.3%, for the year ended December 31, 2005 primarily due to the elimination of redundant expenses in acquired companies.

        Research and Development.    For the year ended December 31, 2005, research and development expense decreased $0.4 million, or 19.9%, primarily due to increased capitalization of expenses related to internally developed software.

        General and Administrative.    For the year ended December 31, 2005, general and administrative expenses increased $0.4 million, or 6.1%, from the prior year due to increases in headcount and office locations resulting from DG Systems' acquisitions of Broadcast and Source, each accounting for $0.2 million of increase.

        Depreciation and Amortization.    Depreciation and amortization expense increased $0.8 million, or 14.6%, during the year ended December 31, 2005, primarily due to amortization of certain intangible assets acquired from Broadcast, which accounts of $0.5 million of the increase, and Source, which accounts for $0.3 million.

        Restructuring charges.    DG Systems incurred restructuring charges of $0.4 during the year ended December 31, 2005. Restructuring charges relate to lease termination costs for redundant facilities in New York and severance benefits paid or accrued to employees hired in connection with the Broadcast acquisition, who were subsequently terminated.

        Interest and Other Expense.    Interest and other expense increased $1.7 million, or 132.8%, for the year ended December 31, 2005, as compared to the prior year. Interest expense increased $0.7 million, or 56.7%, due to the debt incurred for acquisitions and working capital, as well as $0.9 million recorded to write off certain deferred loan fees as a result of DG Systems' debt refinancing in April 2005 and debt covenant violation at December 31, 2005. The Company refinanced all of its debt in February, 2006 with a new lender.

        Provision for Income Taxes.    For the year ended December 31, 2005, as compared to the prior year, income tax benefit decreased $4.1 million, or 95.5%, due primarily due to the reversal of DG Systems' valuation allowance for deferred tax assets which occurred in December 2004.

2004 versus 2003

        Revenues.    Revenues for the year ended December 31, 2004 increased $4.6 million, or 8%, primarily due to revenues generated from the recently acquired assets of Broadcast, which results were included since the June 1, 2004 acquisition date. The increase was also driven, in part, by increases in political spending in the DGS division resulting from the 2004 presidential election. This was partially offset by product sales reductions in DG Systems' StarGuide division.

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

        Income Tax Expense (Benefit).    Income tax expense (benefit) decreased $4.8 million for the year ended December 31, 2004, as compared to the prior year, due to the fact that DG Systems reversed its deferred tax valuation allowance. At December 31, 2004, DG Systems determined that ultimate realization of the benefits of its deferred tax assets was more likely than not, and therefore, reversed the remaining valuation allowance on its deferred tax assets, which consist primarily of NOL Carryforwards. DG Systems has already utilized $22.2 million in NOL Carryforwards to offset taxable income since 2001, and DG Systems believes all remaining NOL Carryforwards will be utilized.

Liquidity and Capital Resources

        On a reported basis, net cash provided by operating activities for the year ended December 31, 2005 was $5.4 million compared to net cash provided by operating activities of $11.4 million for the year ended December 31, 2004. The decrease of $6.3 million in net cash provided by operating activities is primarily due to decreased operating income which was the result of lower revenue from the audio and video content distribution segment.

        DG Systems purchased equipment and made capital additions of $3.0 million during the year ended December 31, 2005 which is consistent with the capital additions totaling $3.3 million for the year ended December 31, 2004.

        Net borrowings (or repayments) of long term debt and capital leases was ($0.5) million for the year ended December 31, 2005 versus $10.4 million for the year ended December 31, 2004. This was due to the fact that, during 2004, DG Systems drew down $14.0 million on the available credit facility for the purchase of Broadcast.

        At December 31, 2005, DG Systems' sources of liquidity included cash and cash equivalents of $1.9 million while DG Systems' debt consisted of term loans totaling $23.2 million. The availability under the revolving credit facility that was in use at December 31, 2005 was subject to DG Systems eligible accounts receivable. At December 31, 2005, DG Systems was permitted to borrow $4.3 million under the revolving facility based on eligible accounts receivable of which $4.2 million was drawn at December 31, 2005. Under that long-term credit agreement, DG Systems was required to maintain certain fixed charge coverage ratios, certain leverage ratios and current ratios on a quarterly basis and was subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. As of September 30, 2005, DG Systems was not in compliance with one of its covenants related to its leverage ratio. On November 9, 2005, DG Systems received a waiver from its lenders as of September 30, 2005. In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that could be borrowed under the revolving line of credit from $15.0 million to $4.5 million. As of December 31, 2005, DG Systems was not in compliance with its loan covenants. Upon making this determination, DG Systems agreed to seek a new lender.

        On February 10, 2006, DG Systems entered into a $25,000,000 Credit Agreement with Wachovia Bank, N.A.. The new revolving credit facility replaces the prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems subsidiaries and is secured by substantially all of the assets of DG Systems and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MediaDVX. The loan matures on February 10, 2008. As a result of this refinancing, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility.

        DG Systems filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, DG Systems may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of December 31, 2005, no shares had been sold pursuant to this registration statement.

        The table below summarizes DG Systems' contractual obligations, including estimated interest, at December 31, 2005 (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$27,361	4,647	22,714	—	—
Capital Leases	1,328	1,010	318	—	—
Operating Leases	6,323	2,060	2,206	2,057	—
Employment Contracts	1,306	935	371	—	—
Unconditional Purchase Obligations	2,750	1,500	1,250	—	—

Total Contractual Cash Obligations	$39,068	$10,152	$26,859	$2,057	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        DG Systems provides very limited services to entities located outside of the United States and, therefore, believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

        DG Systems is exposed to interest rate risk primarily through its borrowing activities. See "DG Systems' Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional discussion of the terms of DG Systems' credit facility.

        DG Systems pays interest on borrowings at a variable rate based on the lender's Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company's leverage ratios as defined in the amended long-term credit agreement. The loan currently pays interest at a rate of approximately 8.6%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.2 million.

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

        An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company's management, including the Company's chief executive officer and chief financial officer, concluded that the current system of controls and procedures is effective.

        The Company maintains a system of internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

ITEM 10. Executive Officers and Directors of DG Systems

        The current executive officers and directors of DG Systems are as follows:

Name	Age	Title(s)	Expiration of Term
Scott K. Ginsburg(3)	53	Chief Executive Officer and Chairman of the Board	2007
Omar A. Choucair(3)	43	Chief Financial Officer and Director	2006
David M. Kantor(1)	49	Director	2006
Cappy R. McGarr(2)	54	Director	2008
Kevin C. Howe(1)(2)	56	Director	2008
Anthony J. LeVecchio(2)	59	Director	2008

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

(3)
Member of the Executive Committee

        Scott K. Ginsburg joined DG Systems in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999 until November 2003, Mr. Ginsburg remained DG Systems' Chairman but did not serve as Chief Executive Officer. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of DG Systems in November 2003. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media Corporation. Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

        Omar A. Choucair joined the DG Systems as Chief Financial Officer in July 1999 and has been a member of the Board of Directors of the DG Systems since November 2000. Prior to joining the DG Systems, Mr. Choucair served as Vice President of Finance for AMFM, Inc. (formerly Chancellor Media Corporation) and served as Vice President of Finance for Evergreen Media Corporation before it was acquired by Chancellor Media Corporation in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University.

        David M. Kantor has been a member of the Board of Directors of the DG Systems since August 1999. Since 2003, Mr. Kantor has been Vice Chairperson and Chief Executive Officer of Reach Media, a company that develops, acquires and partners in quality media and marketing opportunities targeting the African American population. Formerly, he was Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an MBA from Harvard Business School.

        Cappy R. McGarr has been a member of the Board of Directors of DG Systems since February 2001. Since 1999, Mr. McGarr has been President of McGarr Capital Holdings, LLC, an asset management company. He received Bachelor of Arts, Bachelor of Journalism and Master of Business Administration degrees from the University of Texas at Austin. Upon completing his graduate degree in

1977, Mr. McGarr was employed by Goldman, Sachs & Co. He serves on the Board of Trustees of The National Archives Foundation and the Board of Directors of the Lyndon Baines Johnson Foundation.

        Kevin C. Howe has been a member of the Board of Directors of DG Systems since February 2001. Since 1999, he has been the Managing Partner of Mercury Ventures. Mercury Ventures manages six different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of The Sage Group, plc. which is traded on the London Stock Exchange. Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was Chief Executive Officer of the US operations of The Sage Group, plc. responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT Services, Inc., a Nasdaq listed company. Mr. Howe received his MBA from Southern Methodist University in 1976.

        Anthony J. LeVecchio has been a member of the Board of Directors of DG Systems since August 2004. Since its formation in 1988, he has been the President of The James Group, a general business consulting firm that has advised clients across a range of high-tech industries. Prior to forming The James Group in 1988, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. He currently serves on the Board of Directors of Microtune, Inc., a company that is listed on the Nasdaq National Market, and serves as the Chairman of its Audit Committee. He also currently serves on the Board of Directors of Ascendant Solutions, Inc., a company that is traded on the OTC Bulletin Board and serves as the Chairman of its Audit Committee. Mr. LeVecchio was appointed to the Board of Directors on August 27, 2004 to fill the vacancy existing for a director to serve a term expiring at the 2005 annual meeting.

Other Information

        In September 1999, a civil lawsuit was filed by the SEC in the United States District Court for the Southern District of Florida against Scott Ginsburg, the Chairman of the Board of the Company, his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. ("EZ") and in 1997 regarding the securities of Katz Media, Inc. ("Katz"). The lawsuit further alleged that Mr. Ginsburg's father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz, and subsequently profited from the sale of such securities.

        In April 2002, a jury found that Mr. Ginsburg did make these communications, known as "tipping," and therefore concluded that he had violated Sections 10(b) and 14(e) of the Exchange Act and Rules 10b-5 and 14e-3 thereunder. In July 2002, the United States District Court imposed a $1,000,000 civil penalty against Mr. Ginsburg.

        Mr. Ginsburg filed a motion asking the Court to set aside its ruling and the verdict of the jury. On December 19, 2002, the United States District Court granted Mr. Ginsburg's motion for judgment notwithstanding the verdict. The Court overturned the jury verdict in its entirety and set aside the civil penalty.

        On February 13, 2003, the SEC filed a Notice of Appeal, seeking to reverse the Court's decision and challenging the Court's earlier refusal to impose an injunction against Mr. Ginsburg. On March 19, 2004 a decision of a three-judge panel of the Eleventh Circuit U.S. Court of Appeals reversed the decision by the U.S. District Court for the Southern District of Florida on December 19, 2002. The Court of Appeals (i) reinstated the jury verdict that Mr. Ginsburg had, in matters unrelated to the

Company, violated Sections 10(b) and 14(e) of the Exchange Act and Rules 10b-5 and 14e-3 thereunder, (i) reinstated a $1 million civil penalty against Mr. Ginsburg and (iii) remanded the case to the District Court with instructions to enjoin Mr. Ginsburg from violations of the federal securities laws and regulations. The Court of Appeals did not bar Mr. Ginsburg from serving as an officer or director of a public company and the Company's Board immediately and unanimously moved to affirm Mr. Ginsburg in his capacity as Chairman of the Board of Directors.

Board of Directors Meetings and Committees

        During the fiscal year ended December 31, 2005, DG Systems board of directors held thirteen meetings and acted by written consent in lieu of a meeting on one occasion. For the fiscal year, each of the directors during the term of its tenure, attended or participated in at least 75% of the aggregate of (1) the total number of meetings or actions by written consent of the board and (2) the total number of meetings held by all committees of the board on which each such director served. DG Systems' board of directors has two standing committees: the Audit Committee and the Compensation Committee.

Director Compensation

        Except for grants of stock options, directors of DG Systems generally do not receive compensation for services provided as a director other than reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of DG Systems' board of directors and the committees thereof. DG Systems also does not pay compensation for committee participation or special assignments of the board of directors.

        Non-employee board members are eligible for option grants pursuant to the provisions of DG Systems' 1995 Director Option Plan. Under the 1995 Director Option Plan, each non-employee director of DG Systems will be automatically granted an option to purchase 10,000 shares of DG Systems' common stock (the "First Option") on the date on which the optionee first becomes a non-employee director of DG Systems, and each non-employee director will thereafter be granted an additional option to purchase 2,500 shares of DG Systems' common stock (the "Subsequent Option") on the next anniversary. The exercise price per share of all options granted under the 1995 Director Option Plan shall be equal to the fair market value of a share of DG Systems' common stock on the date of grant of the option. Shares subject to the First Option vest over 36 months, and shares subject to the Subsequent Option vest over 12 months beginning with the month following the second anniversary of its date of grant. The terms of the options granted are ten years.

        Directors who are also employees of DG Systems are eligible to receive options for common stock directly under the 1992 Stock Option Plan and, if officers of DG Systems, are also eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

Corporate Governance

  Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio and Mr. McGarr is independent from our management, as an "independent director" as defined under the Nasdaq Marketplace Rules. This means that none of those directors (1) is an officer or employee of DG Systems or its subsidiaries or (2) has any direct or indirect relationship with DG Systems that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. As a result, DG Systems has a majority of independent directors as required by the Nasdaq Marketplace Rules.

  Code of Business Conduct and Ethics

        DG Systems has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of DG Systems' Code of Business Conduct and Ethics is available on its website at www.dgsystems.com by clicking first on "About Us," then on "Code of Ethics." DG Systems will also provide a copy of its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

  Executive Sessions of Independent Directors

        Beginning with meetings held after October 1, 2004, DG Systems' independent directors have had executive sessions at which only independent directors are present after every regularly scheduled meeting of the Board of Directors. Mr. Howe presides over these executive sessions. For information on how to communicate with DG Systems' independent directors, please see "—Communications with the Board of Directors" below.

  Communications with the Board of Directors

        Stockholders may communicate with the Board of Directors by writing to the Board in care of DG Systems' Secretary, Digital Generation Systems, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039. The Board of Directors has delegated responsibility for initial review of stockholder communications to DG Systems' Secretary. In accordance with the Board's instructions, the Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Secretary will make all communications available to each member of the Board, at the Board's next regularly scheduled meeting.

Board Committees

        The Board of Directors of DG Systems has three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. None of the directors who serve as members of the Audit Committee or the Compensation Committee are employees of DG Systems or any of its subsidiaries. DG Systems has no nominating committee or committee that recommends qualified candidates to the Board of Directors for nomination or election as directors. For further information on director nominations, please see "—Nominations to the Board of Directors" below.

  Audit Committee

        The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by DG Systems' Board of Directors, a copy of which was attached as Appendix A to DG Systems' 2004 Proxy Statement.

        The Audit Committee's functions include:

  •
  engaging independent auditors and determining its compensation;

  •
  making recommendations to the Board of Directors for reviewing the completed audit and audit report with the independent auditors, the conduct of the audit, significant accounting adjustments, recommendations for improving internal controls, and all other significant findings during the audit;

  •
  meeting at least quarterly with DG Systems' management and auditors to discuss internal accounting and financial controls, as well as results of operations reviews performed by the auditors;

  •
  determining the scope of and authorizing or approving any permitted non-audit services provided by the independent auditors and the compensation for those services; and

  •
  initiating and supervising any special investigation it deems necessary regarding DG Systems' accounting and financial policies and controls.

        The Audit Committee is composed solely of directors who are not officers or employees of DG Systems and who, DG Systems believes, have the requisite financial literacy to serve on the Audit Committee, have no relationship to DG Systems that might interfere with the exercise of its independent judgment, and meet the standards of independence for members of an audit committee under the rules of the Securities and Exchange Commission (the "SEC") and under the Nasdaq Marketplace Rules.

        In accordance with the rules and regulations of the SEC, the preceding paragraph regarding the independence of the members of the Audit Committee shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, notwithstanding any general incorporation by reference of this section of this Joint Proxy Statement into any other filed document.

        Messrs. LeVecchio (Chairman), McGarr and Howe are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee, is the sole "audit committee financial expert" on the Audit Committee.

        See "Audit Committee Report" below.

  Compensation Committee

        The Compensation Committee's functions include:

  •
  establishing and administering DG Systems' compensation policies;

  •
  determining, or recommending to the Board, the compensation of DG Systems' executive officers;

  •
  administering DG Systems' 1992 Stock Option Plan and DG Systems' 1995 Director Option Plan; and

  •
  overseeing the administration of other employee benefit plans and fringe benefits paid to or provided for DG Systems' officers.

        See "Executive Compensation—Compensation Committee Report" below. Messrs. Howe (Chairman) and Kantor are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules.

  Executive Committee

        The Executive Committee was established in January 2001. The Executive Committee has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of DG Systems' business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board of Directors. Messrs. Ginsburg and Choucair are the current members of the Executive Committee.

Committees and Meetings of the Board of Directors

        During 2005, the Board of Directors held thirteen meetings. The Audit Committee held five meetings during 2005, and the Compensation Committee did not have any meetings during 2005. Instead, all issues normally considered by the Compensation Committee were considered by the entire Board of Directors. All persons who were directors during 2005 attended at least 75% of the total of Board meetings and the meetings of committees on which they served.

Nominations to the Board of Directors

        The Board of Directors does not have a nominating committee or other committee that recommends qualified candidates to the Board for nomination or election as directors. The Board of Directors believes that, because of its relatively small size, it is sufficient for the independent directors to elect or recommend director nominees. The Board of Directors has adopted a nominations process that provides that DG Systems' independent directors (as defined under the Nasdaq Marketplace Rules), acting by a majority, are authorized to recommend individuals to the Board of Directors for the Board's election as director nominees. Under the rules promulgated by the SEC, the independent directors are, therefore, treated as a "nominating committee" for the purpose of the disclosures in this section of this Joint Proxy Statement.

        With respect to the nominations process, the independent directors do not operate under a written charter, but under resolutions adopted by the Board of Directors.

        The independent directors are responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for electing the management nominees for the directors to be elected by DG Systems' stockholders at each annual meeting. The independent directors have not established specific minimum age, education, experience or skill requirements for potential directors. The independent directors have, however, been authorized by the Board of Directors to take into account all factors they consider appropriate in fulfilling its responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

  •
  an individual's business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which DG Systems operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

  •
  the size and composition of the Board and the interaction of its members, in each case with respect to the needs of DG Systems and its stockholders; and

  •
  regarding any individual who has served as a director of DG Systems, his past preparation for, attendance at, and participation in meetings and other activities of the Board or its committees and his overall contributions to the Board and DG Systems.

        The independent directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from DG Systems' current directors and management as well as input from third parties, including executive search firms retained by the Board. The independent directors will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates. DG Systems' other directors will also have an opportunity to meet and interview qualified candidates. The independent directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board of Directors that a candidate be nominated to the Board.

        The independent directors will consider qualified nominees recommended by stockholders, who may submit recommendations to the independent directors in care of DG Systems' Board of Directors through a written notice as described under "—Corporate Governance—Communications with Directors" above. To be considered by the independent directors, a stockholder nomination (1) must be submitted by June 15, 2006, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by DG Systems' stockholders will be evaluated in the same manner as any other nominee for director.

Director Compensation

        Other than Mr. LeVecchio and except for grants of stock options, directors of DG Systems generally do not receive compensation for services provided as a director other than reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of DG Systems' Board of Directors and the committees thereof. Other than Mr. LeVecchio, DG Systems also does not pay compensation for committee participation or special assignments of the Board of Directors. Mr. LeVecchio is paid $25,000 as an annual retainer, $1,000 for each meeting of the Board attended, and $750 for each meeting of the Audit Committee attended.

        All non-employee Board members are eligible for option grants pursuant to the provisions of DG Systems' 1995 Director Option Plan described herein. In connection with Mr. LeVecchio's appointment to the Board of Directors, he was granted options to purchase 10,000 shares of Common Stock. Directors who are also employees of DG Systems are eligible to receive options for Common Stock directly under the 1992 Stock Option Plan and, if officers of DG Systems, are also eligible to receive incentive cash bonus awards and are eligible to participate in the 1996 Employee Stock Purchase Plan.

ITEM 11. Executive Compensation and Related Information

        The following Summary Compensation Table sets forth the compensation earned by DG Systems' Chief Executive Officer and the other executive officer (collectively, the "Named Officers"):

		Annual Compensation							Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation			Securities Underlying Options
Scott K. Ginsburg Chairman of the Board and Chief Executive Officer	2005 2004 2003	$ $ $	250,000 250,000 250,000	$ $ $	— 20,000 —	$ $ $	12,000 12,462 12,000	(1) (1) (1)	— — —
Omar A. Choucair Chief Financial Officer	2005 2004 2003	$ $ $	200,000 190,000 184,731	$ $ $	— 20,000 —	$ $ $	6,000 6,000 500	(1) (1) (1)	— — 25,000

(1)
Reimbursement of automobile expenses.

Option Grants

        No stock option grants were made to any Named Officers in 2005 and no stock appreciation rights were granted to any Named Officer during such year.

Repricing/Warrant Modifications

        On December 21, 2005, the board of directors of DG Systems approved a proposal to (1) extend the expiration date of certain fully-vested, outstanding warrants to purchase common stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, until December 31, 2010, and (2) reduce the strike price of the warrants to $1.00. Prior to these modifications, Mr. Ginsburg held fully vested warrants as follows: (1) warrant to purchase 1,460,067 shares of Common Stock, strike price $3.25, with an expiration date of December 20, 2006; (2) warrant to purchase 1,548,460 shares of Common Stock, strike price $3.25, with an expiration date of February 20, 2008; and (3) warrant to purchase 3,509,730 shares of Common Stock, strike price $1.44, with an expiration date of March 20, 2008. Prior to the approved modifications, Mr. Choucair held a fully vested warrant to purchase 86,660 shares of Common Stock, strike price $1.44 and an expiration date of March 20, 2008. In recognition of the efforts of Messrs. Ginsburg and Choucair during the previous year, and in order that the foregoing warrants would continue to provide an incentive to each of them, the board of directors determined that such repricing was in the best interests of DG Systems.

        The following table sets forth certain information regarding amendments to warrants held by certain DG Systems' executive officers.

		TEN-YEAR OPTION/SAR REPRICINGS
Name	Date	Number of Securities Underlying options/SAR's repriced or amended	Market price of stock at time of repricing or amendment		Exercise price at time of repricing or amendment		New Exercise price		Length of original option term Remaining at date of repricing or amendment
Scott K. Ginsburg, Chairman and Chief Executive Officer	12/21/2005	1,460,067 1,548,460 3,509,730	$ $ $	.54 ..54 ..54	$ $ $	3.25 3.25 1.44	$ $ $	1.00 1.00 1.00	12 months 26 months 27 months
Omar A. Choucair, Chief Financial Officer	12/21/2005	86,660		$.54		$1.44		$1.00	27 months

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises during 2005 and option holdings as of the end of 2005 with respect to any of the Named Officers. No stock appreciation rights were outstanding at the end of the year.

			Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised in-the-Money Options at Year End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott K. Ginsburg	—	$—	507,258	1,042	$—	$—
Omar A. Choucair	—	$—	729,049	19,271	$—	$—

(1)
Based on the fair market value of the Common Stock at December 31, 2005, of $0.54 per share, less the exercise price payable for each share.

Employment Contracts and Change in Control Arrangements

        Pursuant to an employment agreement dated December 10, 2003, as amended, between Mr. Choucair and DG Systems (the "Agreement"), DG Systems agreed to employ Mr. Choucair as its Senior Vice President and Chief Financial Officer from the date of the Agreement through December 31, 2006. Under the Agreement, Mr. Choucair is entitled to an annualized base salary of $190,000 for the period beginning January 1, 2004, and $200,000 effective January 1, 2005 to December 31, 2006. DG Systems retained the right to increase the base compensation as it deems necessary. In addition, Mr. Choucair is entitled to participate in DG Systems' stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the contract. Finally, during the term of the Agreement, DG Systems shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under DG Systems' health plan.

        The Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the Agreement, if Mr. Choucair terminates his employment for Good Reason (as defined below), he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the third anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If Mr. Choucair is terminated by DG Systems for Cause (as defined below), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with DG Systems for any reason other than Cause, but upon ninety days prior written notice if such termination is by Mr. Choucair, DG Systems shall pay to Mr. Choucair his salary as then in effect for a period of six months. Under the agreement, Good Reason includes the assignment of duties inconsistent with the title of Chief Financial Officer, a material reduction in salary and perquisites, the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office, or a material breach of the Agreement by the Company. Under the Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company, or any material breach of the Agreement by Mr. Choucair.

Compensation Committee Report

        The Compensation Committee of the Board of Directors (the "Compensation Committee" or the "Committee") reviews and approves DG Systems' compensation policies. The following is the report of the Compensation Committee describing the compensation policies applicable to the compensation of DG Systems' Chief Executive Officer and other executive officers for 2005.

        For 2005, the process utilized by the Committee in determining executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the Chief Executive Officer with respect to the compensation of DG Systems' key executive officers. However, the Committee made the final compensation decisions concerning such officers.

        General Compensation Philosophy.    DG Systems' philosophy in setting its compensation policies for executive officers is to maximize stockholder value over time. The primary goal of DG Systems' executive compensation program is, therefore, to closely align the interests of the executive officers with those of DG Systems' stockholders. To achieve this goal, DG Systems attempts to (i) offer compensation opportunities that attract and retain executives whose abilities are critical to the long-term success of DG Systems, motivate individuals to perform at its highest level and reward outstanding achievement, (ii) maintain a portion of the executive total compensation at risk, with payment of that portion tied to achievement of financial, organizational and management performance goals, and (iii) encourage executives to manage from the perspective of owners with an equity stake in DG Systems. The Compensation Committee currently uses salary, incentive cash bonus awards and long-term stock-based incentives to meet these goals.

        Base Salary.    The base salary component of total compensation is primarily designed to attract, motivate, reward and retain highly skilled executives and to compensate executives competitively within the industry and the marketplace. In establishing base salaries of executive officers, the Compensation Committee evaluates each executive's salary history, scope of responsibility at DG Systems, prior experience, past performance for DG Systems, expected contribution to DG Systems' future success and recommendations from management. The Compensation Committee also takes into account the salaries for similar positions at comparable companies in DG Systems' industry, based on each individual Committee member's industry experience, and the position of each executive officer's base pay relative to the total compensation package, including cash incentives and long-term stock based incentives. In making its salary decisions, the Compensation Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor.

        Incentive Cash Bonuses.    Cash bonuses are considered annually based on factors such as competitive trends, overall financial performance of DG Systems and individual performance of the executive officer. The Compensation Committee has full discretion in determining incentive bonus amounts, which amounts are not required to be tied to any objective criteria or calculation. The Compensation Committee, in its discretion, approved cash bonuses to selected executive officers. Cash bonuses were not approved during 2005 or 2003.

        Long-Term Incentive Compensation.    The Compensation Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy. DG Systems considers long-term incentives to its Chief Executive Officer and its other executive officers. The purpose of such option grants is to attract and retain the best employee talent available and to create a direct link between executive compensation and the long-term performance of DG Systems. The Compensation Committee believes that stock options directly motivate its executive officers to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of DG Systems. All options granted to executive officers to date have been granted at the fair market value of the Common Stock on the date of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by DG Systems, and then only if the market price of the Common Stock appreciates over the option term. The Board of Directors and/or the Compensation Committee consider the grant of each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of DG Systems' long-term strategic performance goals.

        Chief Executive Officer Compensation.    Mr. Ginsburg joined DG Systems in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999 until November 2003, Mr. Ginsburg remained DG Systems' Chairman but did not serve as Chief Executive Officer. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of DG Systems in November 2003. Mr. Ginsburg's compensation was based on his experience and responsibility as well as compensation offered to similarly situated executives.

        Tax Limitation.    Under the Federal tax laws, a publicly held company such as DG Systems will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under DG Systems' 1992 Stock Option Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1992 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since the cash compensation paid to DG Systems' executive officers for 2005 did not exceed the $1 million limit per officer and it was not expected that the cash compensation to be paid to any executive officer for 2006 would exceed this limit, the Committee deferred any decision on whether to limit the dollar amount of all other compensation payable to DG Systems' executive officers to the $1 million cap.

                      Respectfully submitted,

                      COMPENSATION COMMITTEE:

                      Kevin C. Howe
                      David M. Kantor

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Howe (Chairman) and Kantor. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules. Messrs. Howe and Kantor were the members of the Compensation Committee during 2004. Neither of these individuals were at any time during 2005, or at any other time, an officer or employee of DG Systems.

        No executive officer of DG Systems serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of DG Systems' Board of Directors or Compensation Committee.

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on the Common Stock between December 31, 2000 and December 31, 2005 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Stocks Index, over the same period. This table assumes the investment of $100.00 on December 31, 2000 in the Common Stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Stocks Index, and assumes the reinvestment of dividends, if any.

        The comparisons shown in the table below are based upon historical data. DG Systems cautions that the stock price performance shown in the table below is not indicative of, nor intended to forecast, the potential future performance of the Common Stock. Information used in the graph was obtained from information published by Nasdaq and SG Cowen, sources believed to be reliable, but DG Systems is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG DIGITAL GENERATION SYSTEMS, INC., THE NASDAQ NON-FINANCIAL INDEX,
AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

  *$100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/00	12/01	12/02	12/03	12/04	12/05
DIGITAL GENERATION SYSTEMS, INC.	100.00	52.24	50.35	105.41	58.82	25.41
NASDAQ NON-FINANCIAL STOCKS INDEX	100.00	77.54	52.52	79.52	86.01	87.67
NASDAQ COMPUTER & DATA PROCESSING STOCKS INDEX	100.00	85.09	62.20	80.62	94.66	94.83

        Notwithstanding anything to the contrary set forth in any of DG Systems' previous or future filings under the Securities Act or the Exchange Act that might incorporate this report or future filings made by DG Systems under those statutes, the Audit Committee Report, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by DG Systems under those statutes.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

        The following table sets forth, as of February 28, 2006 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by DG Systems to be the beneficial owner of more than five percent of DG Systems' outstanding shares of Common Stock, (ii) each of DG Systems' directors, (iii) each of the executive officers of DG Systems named in the Summary Compensation Table and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. As of February 28, 2006, the directors and executive officers of DG Systems owned 24,276,856 shares of common stock entitled to vote, representing 32.7% of the outstanding shares of common stock.

	Shares Beneficially Owned as of February 28, 2006(1)(2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3) Moon Doggie Family Partnership	30,887,888	38.0%
Omar A. Choucair(4)	852,074	1.1%
David M. Kantor(5)	122,778	*
Cappy R. McGarr(6)	302,778	*
Kevin C. Howe(6)	259,438	*
Anthony J. LeVecchio(7)	30,278	*
All directors and executive officers as a group (6 persons)(8)	32,455,233	39.4%

*
Less than 1% of the outstanding shares of common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to DG Systems' knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.

(2)
The number of shares of common stock outstanding as of February 28, 2006 was 74,219,179. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after February 28, 2006.

(3)
Based on a filing with the Securities and Exchange Commission, dated January 22, 2001, indicating beneficial ownership as of such date. Includes 20,941,197 shares held of record by Scott K. Ginsburg and 2,920,134 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg, DG Systems' Chief Executive Officer and Chairman of the Board, is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 508,300 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into

  3,008,527 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 3,509,730 shares of common stock.

(4)
Includes options exercisable into 741,549 shares of common stock and warrants exercisable into 86,660 shares of common stock.

(5)
Includes options exercisable into 112,778 shares of common stock.

(6)
Includes options exercisable into 102,778 shares of common stock.

(7)
Includes options exercisable into 5,278 shares of common stock.

(8)
Includes options exercisable into 1,573,460 shares of common stock and warrants exercisable into 6,604,917 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the Company's acquisition of Media DVX, a $6.5 million promissory note was issued to the seller of Media DVX and is payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. Interest on the promissory note is due quarterly. The promissory note has been personally guaranteed by Scott K. Ginsburg, DG System's Chief Executive Officer and Chairman of the Board. An independent valuation of Mr. Ginsburg's personal guarantee of the Company's debt was obtained for the purpose of determining an amount to compensate him for such guarantee. The valuation determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee is worth approximately $0.3 million over the term of the loan. For the year ended December 31, 2005, the Company has recognized additional interest expense of $0.1 million associated with the guarantee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The shareholders ratified the appointment of the independent accounting firm KPMG LLP ("KPMG") to serve as independent auditors of the Company for the year ended December 31, 2005. KPMG served as the Company's independent auditors since 1999 and is considered by management of the Company to be well qualified. KPMG has advised the Company that neither it nor any of its members has any financial interest, direct or indirect, in the Company in any capacity.

Fee Disclosure

        The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:

	Year Ended December 31,
	2005	2004
Audit Fees(1)	$924,000	$821,000
Audit Related Fees	25,000	25,000
Tax Fees(2)	110,000	74,000
All Other Fees	—	—

Total	$1,059,000	$920,000

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of the Sarbanes-

  Oxley Act, Section 404 and audits of acquired entities pursuant to Rule 3.05. The amount for 2005 includes approximately $165,000 for the audit of the Media DVX at its acquisition date and $68,000 related to the January 2006 S-4 filing which was in the process of being prepared at the end of 2005. The amount for 2004 includes approximately $211,000 for the audit of AGT at its acquisition date.

(2)
Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

        The Audit Committee has considered whether (and has determined that) the provision by KPMG of the services described under Tax Fees is compatible with maintaining KPMG's independence from management and the Company. In addition, all of the services rendered to the Company by KPMG were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. FINANCIAL STATEMENTS

        The following financial statements are filed as part of this Report:

2.
FINANCIAL STATEMENT SCHEDULES

II—Valuation and Qualifying Accounts	S-1
3.
EXHIBITS

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of registrant.
3.2(a)	Bylaws of registrant, as amended to date.
4.1(b)	Form of Common Stock Certificate.
10.1(b)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *
10.2(b)	Form of Directors' and Officers' Indemnification Agreement.
10.3(b)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *
10.4(b)	Form of Restricted Stock Agreement. *
10.5(c)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.6(c)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.7(e)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.
10.8(i)	Credit Agreement, dated as of June 1, 2001, between Digital Generation Systems, Inc. as borrower and JP Morgan and Bank of New York as Lenders.
10.9(f)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.
10.10(f)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders
10.11(f)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.
10.12(g)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.13(g)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.
10.14(g)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.15(g)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.
10.16(g)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg
10.17(h)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.
10.18(h)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.
10.19(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.
10.20(k)	Credit Agreement, dated as of May 5, 2003 between Digital Generation Systems, Inc. as borrower and JP Morgan Chase Bank and Comerica Bank as Lenders
10.21(l)	Employment Agreement, dated December 10, 2003, between Digital Generation Systems, Inc. and Omar Choucair, Chief Financial Officer.*
10.22(m)	Amendment to Employment Agreement between Digital Generation Systems and Omar Choucair dated March 24, 2005.*
10.23**	First Amended and Restated Agreement and Plan of Merger by and among Digital Generation Systems, Inc., DG Acquisition Corp. IV and FastChannel Network, Inc. Dated as of January 13, 2006.
10.24**	Credit Agreement dated as of February 10, 2006 by and among Digital Generation Systems, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender.
10.25**	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Scott K. Ginsburg.*
10.26**	Amendment No. 2 to Warrant No. 1 by and among Registrant and Scott K. Ginsburg.*
10.27**	Amendment No. 2 to Warrant No. 2 by and among Registrant and Scott K. Ginsburg.*
10.28**	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Omar A. Choucair.*
10.29**	Amendment No. 2 to Warrant by and among Registrant and Omar A. Choucair.*
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of Attorney (included on signature page)
31.1**	Rule 13a-14(a)/15d-14(a) Certifications
31.2**	Rule 13a-14(a)/15d-14(a) Certifications
32.1**	Section 1350 Certifications

(a)
Incorporated by reference to exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed March 27, 2003.

(b)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).

(c)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203). The registrant has received confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the SEC.

(d)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed November 13, 1996.

(e)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly report on Form 10-Q filed August 14, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the SEC, which request was granted. Omitted portions have been filed separately with the SEC.

(f)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Statement on Form S-3 filed on December 31, 1998.

(g)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed March 29, 1999.

(h)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed May 11, 2000.

(i)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed on August 15, 2001

(j)
Incorporated by reference to the exhibits bearing the same title filed with registrant's Annual Report on Form 10-K filed on March 27, 2003. The registrant has requested confidential treatment with respect to certain portions of this exhibit.

(k)
Incorporated by reference to the exhibits bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed on May 15, 2003

(l)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed on March 12, 2004.

(m)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed March 29, 2005.

*
Management contract or compensatory plan or arrangement.
**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.
Dated: March 27, 2006	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott K. Ginsburg and Omar A. Choucair, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or its or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 27, 2006
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 27, 2006
/s/ DAVID M. KANTOR David M. Kantor	Director	March 27, 2006
/s/ CAPPY MCGARR Cappy McGarr	Director	March 27, 2006
/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 27, 2006
/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 27, 2006

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Digital Generation Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Generation Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Dallas, Texas
March 3, 2006

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2005	December 31, 2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$1,886	$8,059
Accounts receivable (less allowance for doubtful accounts of $549 in 2005 and $507 in 2004)	10,720	12,559
Inventories	1,548	1,475
Current deferred income taxes	829	3,396
Other current assets	933	987

Total current assets	15,916	26,476

Property and equipment, net	11,641	10,874
Long term investments	4,758	—
Goodwill	45,147	34,974
Deferred income taxes, net	17,371	14,578
Intangible and other assets, net	19,500	20,325

TOTAL ASSETS	$114,333	$107,227

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable	$5,066	$3,280
Accrued liabilities	3,340	3,718
Deferred revenue, net	1,188	1,965
Current portion of long-term debt and capital leases	3,698	9,656

Total current liabilities	13,292	18,619

Deferred revenue, net	—	729
Long-term debt and capital leases, net of current portion	20,834	8,447

TOTAL LIABILITIES	34,126	27,795

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—
Authorized 15,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value—
Authorized—200,000 shares; 74,806 issued and 74,219 outstanding at December 31, 2005; 73,226 issued and 72,747 outstanding at December 31, 2004	75	73
Additional paid-in capital	271,253	269,232
Accumulated deficit	(190,268)	(189,178)
Treasury stock, at cost	(853)	(695)

TOTAL STOCKHOLDERS' EQUITY	80,207	79,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,333	$107,227

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For years ended December 31,
	2005	2004	2003
Revenues:
Audio and video content distribution	$49,971	$52,970	$47,928
Product sales	6,528	8,796	9,759
Other	1,853	600	—

Total revenues	58,352	62,366	57,687

Cost of revenues:
Audio and video content distribution	31,578	28,806	23,870
Product sales	3,159	4,414	5,337
Other	606	135	—

Total cost of revenues	35,343	33,355	29,207

Operating expenses:
Sales and marketing	4,318	4,707	4,499
Research and development	1,665	2,079	3,289
General and administrative	7,588	7,151	7,142
Restructuring charges	434	—	—
Impairment charges	655	9,131	—
Depreciation and amortization	6,645	5,797	7,897

Total operating expenses	21,305	28,865	22,827

Income from operations	$1,704	$146	$5,653
Other (income) expense:
Interest income and other (income) expense, net	19	(7)	99
Interest expense	2,971	1,291	864

Net income (loss) before income taxes	$(1,286)	$(1,138)	$4,690
Provision (benefit) for income taxes	(196)	(4,342)	491

Net income (loss)	$(1,090)	$3,204	$4,199

Basic net income (loss) per common share	$(0.01)	$0.04	$0.06

Diluted net income (loss) per common share	$(0.01)	$0.04	$0.06

Basic weighted average common shares outstanding	73,779	72,768	71,367

Diluted weighted average common shares outstanding	73,779	73,302	74,891

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock
					Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	70,834	$72	(23)	$(101)	$265,928	$(105)	$(196,581)	$69,213

Exercise of stock options	1,271	—	—	—	1,887	—	—	1,887
Issuance of common stock under employee stock purchase plan	13	—	—	—	15	—	—	15
Tax benefits from employee stock option plans	—	—	—	—	55	—	—	55
Repayment of Shareholder note receivable	—	—	—	—	—	105	—	105
Net income	—	—	—	—	—	—	4,199	4,199

Balance at December 31, 2003	72,118	$72	(23)	$(101)	$267,885	$—	$(192,382)	$75,474

Exercise of stock options	1,090	1	—	—	1,253	—	—	1,254
Issuance of common stock under employee stock purchase plan	18	—	—	—	19	—	—	19
Tax benefits from employee stock option plans	—	—	—	—	75	—	—	75
Repurchase of common stock	—	—	(456)	(594)	—	—	—	(594)
Net income	—	—	—	—	—	—	3,204	3,204

Balance at December 31, 2004	73,226	$73	(479)	$(695)	$269,232	$—	$(189,178)	$79,432

Exercise of stock options	5	—	—	—	5	—	—	5
Issuance of common stock for acquisition	1,550	2	—	—	1,998	—	—	2,000
Issuance of common stock under employee stock purchase plan	25	—	—	—	18	—	—	18
Repurchase of common stock	—	—	(108)	(158)	—	—	—	(158)
Net loss	—	—	—	—	—	—	(1,090)	(1,090)

Balance at December 31, 2005	74,806	$75	(587)	$(853)	$271,253	$—	$(190,268)	$80,207

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,090)	$3,204	$4,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,594	3,864	4,104
Amortization of intangibles	3,052	1,933	3,793
Impairment of fixed assets	—	1,048	—
Impairment of goodwill	655	8,083	—
Deferred income taxes	(226)	(4,678)	193
Tax benefits from employee stock options	—	75	55
Loss on extinguishment of debt	949	—	—
Provision for doubtful accounts	330	275	73
Loss on disposal of fixed assets	8	—	—
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	1,510	1,051	3,691
Other assets	(2,310)	(380)	(1,332)
Accounts payable and accrued liabilities	517	(568)	(2,641)
Deferred revenue, net	(1,635)	(2,537)	(3,283)

Net cash provided by operating activities	5,354	11,370	8,852

Cash flows from investing activities:
Purchases of property and equipment	(3,044)	(3,342)	(1,082)
Long-term investments	(5,116)	—	—
Acquisitions, net of cash acquired	(1,809)	(18,251)	—

Net cash used in investing activities	(9,969)	(21,593)	(1,082)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	1,273	1,902
Purchases of treasury stock	(158)	(594)	—
Payment of shareholder note receivable	—	—	105
Payments to secure financing	(885)	(78)	(698)
Borrowings under long-term debt	19,500	16,500	9,000
Payments on long-term debt	(20,038)	(6,055)	(13,370)

Net cash provided by (used in) financing activities	(1,558)	11,046	(3,061)

Net increase (decrease) in cash and cash equivalents	(6,173)	823	4,709
Cash and cash equivalents at beginning of year	8,059	7,236	2,527

Cash and cash equivalents at end of year	$1,886	$8,059	$7,236

Cash paid for interest	$1,209	$991	$465

Cash paid for income taxes	$195	$183	$73

Noncash financing activities:
Vendor financed acquisition of software	$468	$1,544	$—

Equipment purchased under capital lease	$—	$757	$—
Note payable and stock issued to seller for acquisition	$8,500	$—	$—

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company:

        Digital Generations Systems, Inc. (the "Company") owns a nationwide digital network that beneficially links more than 5,000 advertisers and advertising agencies with more than 10,000 radio stations and over 3,800 broadcast and cable television destinations across the United States and Canada. The Company also owns proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes, software to operate integrated digital multimedia networks, software development for satellite applications and engineering consulting services. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

2.     Summary of Significant Accounting Policies:

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain prior year amounts have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2005 and 2004, cash equivalents consisted primarily of investments in U.S. money market funds.

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

        Research and development and other costs incurred for the creation of internal use software are capitalized when the preliminary project stage is completed and only costs incurred during the application development stage are capitalized. Upon completion of the project, amortization is initiated and capitalized software development costs are amortized over its estimated useful lives, generally expected to be 3 years.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and its respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currencies

        The Company provides services to certain entities located outside of the United States of America. The Company had losses of $2, $0 and $6 on foreign currency transactions for the years ended December 31, 2005, 2004 and 2003, respectively. Gains (losses) on foreign currency transactions are included in interest and other (income) expense in the consolidated statements of operations.

Stock Option Plans

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure," and are as follows for the three years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts).

	December 31,
	2005	2004	2003
Net income (loss):
As reported	$(1,090)	$3,204	$4,199
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,528)	(2,999)	(552)

Pro forma	$(2,618)	$205	$3,647

Basic earnings per share of common stock:
As reported	$(0.01)	$0.04	$0.06
Pro forma	$(0.04)	$0.00	$0.05
Diluted earnings per share of common stock:
As reported	$(0.01)	$0.04	$0.06
Pro forma	$(0.04)	$0.00	$0.05

        The fair value of each option grant is estimated on the date of grant using the multiple option approach of the Black-Scholes option pricing model with the following assumptions used for grants for the three years ended December 31, 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.5%, and 2.9%; a dividend yield of 0%; expected terms of 3.5, 3.2, and 3.5 years; and volatility factors of the expected market price of the Company's common stock of 62%, 71%, and 77%.

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

        The carrying values of accounts receivable and accounts payable approximate fair value due to its short maturities. The carrying value of long-term debt approximates fair value due to the variable rate of interest.

        During the years ended December 31, 2005, 2004 and 2003, the Company had no customers that accounted for more than 10% of the Company's total revenue.

3.     Acquisitions:

  Media DVX

        On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. ("MDX"). Accordingly, the results of MDX's operations have been included in the consolidated financial statements since that date. Based in Pennsylvania, MDX's core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company's electronic distribution network. The Company paid $1.5 million in cash, a $6.5 million promissory note and 1,550,388 shares of its common stock, worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of MDX and, accordingly, allocated $1.0 million to customer relationships and $0.1 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $8.8 million, all of which is deductible for tax purposes.

  Source TV

        On August 31, 2004, the Company completed the acquisition of certain assets and assumption of certain liabilities of SourceTV ("Source"). Accordingly, the results of Source's operations have been included in the consolidated financial statements since that date. Source is a Florida-based provider of a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The purpose of the acquisition was to expand the Company's media asset management services to advertising agencies. The Company acquired the assets for $3.8 million in cash, of which $1.2 million was allocated to customer relationships and $0.7 million was allocated to the on-line resource and database. These intangible assets are being amortized over estimated useful lives of 8 years and 3 years, respectively. The excess of the purchase price over net assets acquired was allocated to Goodwill, in the amount of $2.0 million, all of which is deductible for tax purposes.

  AGT Broadcast

        On June 1, 2004, the Company purchased substantially all of the net assets and assumed certain liabilities of the Broadcast Division ("Broadcast") of Applied Graphics Technologies, Inc. ("AGT"). Accordingly, the results of Broadcast's operations have been included in the consolidated financial statements since that date. Based in New York, Broadcast's core services are the distribution of program and/or advertising content to television and radio stations throughout the country utilizing conventional and electronic duplication technology. Broadcast currently distributes content to radio stations and television destinations across the United States and maintains operations in California, Michigan, New York and Ohio.

        The Company paid $15.0 million in cash to AGT as consideration for the assets of Broadcast. The purchase price also included $0.4 million in receivables due from Broadcast to the Company which were forgiven as a result of the acquisition. The cash payment was comprised of $1.0 million of the Company's cash reserves and $14.0 million borrowed under the Company's long-term credit agreement. According to the terms of the Asset Purchase Agreement (the "AGT Agreement"), the purchase price was later reduced by $0.9 million as a result of a working capital adjustment, as defined by the AGT Agreement. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of Broadcast and, accordingly, allocated the purchase price to those assets. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $3.3 million, all of which is deductible for tax purposes.

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for each of the aforementioned acquisitions. The table also summarizes the fair values of the assets acquired and liabilities assumed of Broadcast adjusted to incorporate the results of a third party valuation analysis. The purchase price allocations for the acquisitions are as follows (in thousands):

	MDX	Source	Broadcast
Current assets	—	$150	$5,196
Property, plant and equipment	$1,004	19	1,967
Other non-current assets	—	—	26
Identifiable intangible assets	1,103	1,916	5,420
Goodwill	8,830	1,998	3,269

Total assets acquired	$10,937	$4,083	$15,878

Liabilities assumed	890	310	926

Net assets acquired	$10,047	$3,773	$14,952

        The following unaudited pro forma information details the results of operations as if the acquisitions of MDX, Source, and Broadcast had taken place on January 1, 2004 (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Revenue	$58,984	$72,749
Income (loss) from operations	200	(4,828)
Net (loss)	$(2,708)	$(2,528)

Basic loss per share of common stock leaders	$(0.04)	$(0.03)
Diluted loss per share of common stock	$(0.04)	$(0.03)

4.     Investments:

  Investment in Verance Corporation

        Effective March 21, 2005, the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the "Series B Preferred Stock"), from Verance Corporation, a Delaware corporation ("Verance"), for $2.5 million pursuant to that certain Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005 (the "Verance Agreement") between Verance and the Company. As required by the Verance Agreement, the Company purchased an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million in July 2005. The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the "Common Stock"), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, or (2) immediately prior to a qualified public offering by Verance. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to any other capital stock of Verance. Holders of Verance's preferred stock vote together with holders of its Common Stock on an as-converted basis.

        The Company owns approximately 13.4% of Verance on an as-converted basis following the additional purchase and will account for the long-term investment using the cost method of accounting. Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have simultaneously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not "material contracts" for purposes of Item 601(b)(10) of Regulation S-K.

5.     Inventories:

        Inventories as of December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Raw materials	$845	$623
Work-in-process	465	479
Finished goods	238	373

Total inventories	$1,548	$1,475

6.     Property and Equipment:

        Property and equipment as of December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Network equipment	$22,313	$21,365
Office furniture and equipment	7,873	7,524
Leasehold improvements	1,000	947

	31,186	29,836
Less accumulated depreciation and amortization	(19,545)	(18,962)

	$11,641	$10,874

        DG Systems incurred restructuring charges of $0.4 million during the year ended December 31, 2005. Restructuring charges relate to lease termination costs for redundant facilities in New York and severance benefits paid or accrued to employees hired in connection with the Broadcast acquisition, who were subsequently terminated.

        The Company upgraded its distribution network during 2004 and, as a result, removed certain older network assets from service. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), at December 31, 2004, the Company recorded an impairment charge of $1.0 million related to these assets. The fair value of the assets removed from service was determined based on its carrying value.

7.     Intangible and Other Assets:

        During the year ended December 31, 2005, the Company capitalized $0.5 million in costs related to its pending acquisition of FastChannel Network, Inc.

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

        In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company has identified three reporting units, as defined in SFAS No. 142, with goodwill, a digital distribution unit, a product sales unit and Source TV.

        As part of the Company's annual assessment of goodwill impairment required by SFAS No. 142, at December 31, 2005 and 2004, the Company recorded an impairment charge of $0.7, and $8.1 million, respectively, related to its Product Sales reporting unit. The fair value of the Product Sales reporting unit was determined by estimating the present value of future cash flows expected to be generating by the reporting unit.

        Goodwill totaled $45.1 million at December 31, 2005 and $35.0 million at December 31, 2004. The changes in the carrying value of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Segment
	Digital Distribution	Product Sales	Source TV	Total
Balance at December 31, 2003	$38,271	$10,488	$—	$48,759

Reversal of deferred tax valuation allowance	(8,971)	—	—	(8,971)
Impairment loss	—	(8,083)	—	(8,083)
Goodwill created by acquisition of Broadcast	3,269	—	—	3,269

Balance at December 31, 2004	$32,569	$2,405	—	$34,974
Finalization of Source TV acquisition	—	—	1,998	1,998
Impairment loss	—	(655)	—	(655)
Goodwill created by acquisition of MDX	8,830	—	—	8,830

Balance at December 31, 2005	$41,399	$1,750	$1,998	$45,147

        Intangible and other assets as of December 31, 2005, and December 31, 2004 are as follows (in thousands):

	Amortization Period	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2005
Customer relationships	10 years	$7,393	$(979)	$6,414
Brand name	20 years	8,954	(2,351)	6,603
On-line resource and database	3 years	724	(315)	409
Software development costs	3-5 years	7,626	(2,731)	4,895
Other licenses	9 years	359	—	359

Total Intangible Assets		25,056	(6,376)	18,680

Other assets		820	—	820

Total Intangible and Other Assets		$25,876	$(6,376)	$19,500

December 31, 2004
Customer relationships	10 years	$5,420	$(257)	$5,163
Brand name	20 years	8,804	(1,761)	7,043
On-line resource and database	10 years	3,786	(122)	3,664
Software development costs	3-5 years	7,318	(3,846)	3,472

Total Intangible Assets		25,328	(5,986)	19,342

Other assets		983	—	983

Total Intangible and Other Assets		$26,311	$(5,986)	$20,325

        Unamortized capitalized software development costs under SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," are $0.4 million and $0.5 million at December 31, 2005 and 2004, respectively. Amortization of SFAS 86 type software development costs were $0.3, $0.6, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Amortization expense related to intangible assets totaled $3.1 million, $1.9 million and $3.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2005 is as follows (in thousands):

2006	2,780
2007	2,728
2008	2,375
2009	2,192
2010	1,770
Thereafter	6,835

$18,680

8.     Accrued Liabilities:

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Telecommunications costs	$109	$120
Employee compensation	331	498
Merger liabilities	—	1,020
Royalties obligation	823	—
Property tax liabilities	363	374
Lease obligations	—	19
Other	1,714	1,687

	$3,340	$3,718

9.     Deferred Revenue, net:

        During 1999, the Company entered into contracts with two major radio broadcasting companies to produce and supply the Company's receivers, hubs and other items. One contract expired in 2003, the other was for a term of seven years. The agreements cover the related equipment and software, future software enhancements, technical support, development work and training. As the equipment to be sold under the contracts includes software components that are more than incidental to the functionality of the equipment, the entire arrangement has been accounted for under SOP 97-2, "Software Revenue Recognition." Cash received related to these contracts is recorded as deferred revenue, with revenue and cost of revenue being recognized on a straight-line basis over the respective contract terms.

        Revenues and cost of revenues under these two contracts were (in thousands) $2,626 and $861 respectively during 2005 and $4,074 and $1,424, respectively during 2004 and $5,109 and $1,826, respectively, during 2003.

        The components of deferred revenue at December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred revenue	$1,553	$3,919
Deferred cost of revenue	(365)	(1,225)

	1,188	2,694
Less current portion	(1,188)	(1,965)

	$—	$729

10.   Long-Term Debt:

        Long-term debt as of December 31, 2005 and 2004 is summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Term loan	$12,500	$8,900
Revolving credit facility	4,276	7,250
Note Payable issued to Seller for MDX acquisition	6,500	—
Capital lease obligations	1,256	1,953

	24,532	18,103
Less current portion	(3,698)	(9,656)

	$20,834	$8,447

        In conjunction with the purchase of MDX, on April 15, 2005, the Company amended its credit facility. As a result of this amendment, the Company wrote off approximately $0.3 million in previously deferred loan origination fees incurred during the three months ended June 30, 2005. The amended credit facility provided for a $15.0 million revolving line of credit as well as a $15.0 million term loan. All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction. The amended term loan was scheduled to mature on March 31, 2008 and required quarterly principal payments of $1.25 million. The Company paid interest on borrowings at a variable rate based on the lender's Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuated based on the Company's leverage ratios as defined in the amended long-term credit agreement. At December 31, 2005, the loan interest rate was approximately 8.6%.

        Under the amended long-term credit agreement, the Company was required to maintain certain fixed charge coverage ratios, certain leverage ratios and minimum tangible net worth on a quarterly basis and is subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. Other than its fixed charge coverage ratio, the Company was in compliance with these covenants for the period ended June 30, 2005. As of September 30, 2005, DG Systems was not in compliance with one of its covenants related to its leverage ratio. On November 9, 2005, DG Systems received a waiver from its lenders as of the September 30, 2005. In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that could be borrowed under DG Systems' revolving line of credit from $15.0 million to $4.5 million as such, no additional amounts were available to be borrowed under the revolving line of credit at December 31, 2005. As of December 31, 2005, DG Systems was not in compliance with its loan covenants. Upon making this determination, DG Systems agreed to seek a new lender.

        On February 10, 2006, DG Systems entered into a $25,000,000 Credit Agreement with Wachovia Bank, N.A. The new revolving credit facility replaces DG Systems' prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems subsidiaries and is secured by substantially all of the assets of DG Systems and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MediaDVX. The loan matures on February 10, 2008. As a result of this refinancing, the Company has classified its debt as of December 31, 2005 in accordance with its new Credit Agreement with Wachovia Bank. In addition, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility.

11.   Income Taxes:

        Components of deferred tax assets at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred Tax Assets
Net operating loss carryforwards	$21,927	$20,826
Current temporary differences	829	519
Other	294	1,116

Total gross deferred tax assets	23,050	22,461
Less valuation allowance	—	—

Net deferred tax assets after valuation allowance	$23,050	$22,461

Deferred Tax Liabilities
Non-deductible intangibles and fixed asset basis	(4,850)	(4,487)

Net deferred tax assets	$18,200	$17,974

        Components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
Current
US Federal	$18	$176	$136
State	11	85	107

	29	261	243
Deferred
US Federal	(125)	1,950	1,562
State	(100)	170	92

	(225)	2,120	1,654
Valuation allowance	—	(6,723)	(1,406)

	$(196)	$(4,342)	$491

        Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's net income (loss) before income taxes and cumulative effect of change in accounting principle as follows (in thousands):

	2005	2004	2003
Expected tax expense (benefit)	$(437)	$(387)	$1,595
State income taxes, net of federal benefit	(88)	227	239
Alternative minimum taxes	—	—	136
Non-deductible goodwill impairment	223	2,748	—
Other non-deductible items	106	(207)	(73)
Utilization of acquired deferred tax assets recorded as reduction to goodwill	—	8,971	4,547
Valuation allowance	—	(15,694)	(5,953)

Provision (benefit) for income taxes	$(196)	$(4,342)	$491

        The net operating loss (NOL) carryforwards of approximately $59.0 million will expire on various dates ranging from 2011 to 2025. Utilization of approximately $29.7 million of these carryforwards will be limited on an annual basis as a result of previous business combinations, pursuant to Section 382 of the Internal Revenue Code.

        Generally accepted accounting principles require the Company to record a valuation allowance against its deferred tax assets if it is "more likely than not" that the Company will not be able to utilize them in the future. For the period from 2001 through 2004, the Company has utilized $22.2 million in NOL carryforwards to offset its current tax liability. During 2004, the Company concluded that realization of all tax benefits from NOL carryforwards and other deferred tax assets was more likely than not. As a result, $15.7 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $6.7 million, which offset fiscal 2004 income tax expense of $2.4 million. The remaining $9.0 million reduction in the valuation allowance related to acquired deferred tax assets and was recorded as a reduction to goodwill. At December 31, 2005, the Company again concluded that realization of all benefits of its deferred tax assets was more likely than not. As such, no valuation allowance has been recorded.

12.   Employee Benefit Plan:

        The Company has a 401(k) retirement plan for full-time U.S. based employees. Employees who are at least 21 years of age and have completed at least 90 days of service are eligible to participate in the plan. Employees may contribute up to 20% of gross pay with a maximum dollar limit for 2005 of $14,000. The employer contribution is made at the end of the plan year in an amount set by corporate resolution, based on participants' compensation. The Company made no contributions to the plan in 2005, 2004 or 2003.

13.   Stockholders' Equity:

Warrants

        The Company has issued warrants in connection with certain financing and leasing transactions as well as through common stock offerings. All outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2005 expire on various dates from 2006 through 2010. A summary of outstanding warrants at December 31, 2005, 2004 and 2003 and changes during the years then ended follows:

	2005		2004		2003
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	7,379,118	$2.30	7,379,118	$2.30	8,544,870	$2.48
Canceled	(303,310)	1.44	—	—	(1,165,752)	3.62

Outstanding at end of the year	7,075,808	$1.16	7,379,118	$2.30	7,379,118	$2.30

        On June 24, 2004, the Company approved a proposal to extend the expiration date of certain fully-vested, outstanding warrants to purchase Common Stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, from March 31, 2005 until March 20, 2008. The modification had no effect on the Company's consolidated financial statements but was included in the Company's disclosure of pro forma net income (loss) and earnings (loss) per share under SFAS No. 123 in Note 2 to these financial statements.

        On December 21, 2005, Company approved a proposal to (i) extend the expiration date of certain fully-vested, outstanding warrants to purchase Common Stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, until December 31, 2010, and (ii) reduce the strike price of the warrants to $1.00. Prior to these modifications, Mr. Ginsburg held fully vested warrants as follows: (i) warrant to purchase 1,460,067 shares of Common Stock, strike price $3.25, with an expiration date of December 20, 2006; (ii) warrant to purchase 1,548,460 shares of Common Stock, strike price $3.25, with an expiration date of February 20, 2008: and (iii) warrant to purchase 3,509,730 shares of Common Stock, strike price $1.44, with an expiration date of March 20, 2008. Prior to the approved modifications, Mr. Choucair held a fully vested warrant to purchase 86,660 shares of Common Stock, strike price $1.44 and an expiration date of March 20, 2008. The modification had no effect on the Company's consolidated financial statements but was included in the Company's disclosure of pro forma net income (loss) and earnings (loss) per share under SFAS No. 123 in Note 2 to these financial statements.

14.   Stock Plans:

        The Company has three Stock Option Plans:

1992 Stock Option Plan

        Under the Company's 1992 Stock Option Plan, (the "1992 Plan"), the Company may issue up to 14,950,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors, provided that such price cannot be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four years. The 1992 Plan provides that, in the event of a change in control of the Company, executive officers of the Company will receive accelerated vesting for a portion of its unvested option shares. The term of the options granted is seven years. No options have been granted at less than fair value under this plan.

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

        A summary of the Company's fixed plan stock options at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	5,379,949	$2.66	7,167,420	$2.42	9,050,501	$2.49
Granted	90,000	$1.09	222,500	$1.28	1,484,571	$1.53
Exercised	(4,301)	$1.03	(1,090,584)	$1.15	(1,270,604)	$1.66
Canceled	(2,283,491)	$3.19	(919,387)	$2.24	(2,097,048)	$2.49

Outstanding at end of the year	3,182,157	$2.25	5,379,949	$2.66	7,167,420	$2.42

Exercisable at end of the year	2,767,879	$2.37	4,534,560	$2.89	5,447,991	$2.69
Weighted average fair value of options granted		$0.51		$0.64		$0.80

        The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.65 - $1.07	592,798	6.88 years	$1.00	465,626	$1.01
$1.14 - $1.26	329,792	6.80 years	$1.21	173,959	$1.18
$1.29 - $1.49	479,641	6.34 years	$1.30	438,680	$1.30
$2.16 - $2.94	1,067,426	4.82 years	$2.29	977,114	$2.28
$3.31 - $5.75	712,500	4.14 years	$4.34	712,500	$4.34

$0.65 - $5.75	3,182,157			2,767,879

        As of December 31, 2005, there were 11,785,783 shares available for future grant under the stock option plans.

15.   Commitments and Contingencies:

        The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

        The table below summarizes DG Systems' contractual obligations, including estimated interest, at December 31, 2005 (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$27,361	4,647	22,714	—	—
Capital Leases	1,328	1,010	318	—	—
Operating Leases	6,323	2,060	2,206	2,057	—
Employment Contracts	1,306	935	371	—	—
Unconditional Purchase Obligations	2,750	1,500	1,250	—	—

Total Contractual Cash Obligations	$39,068	$10,152	$26,859	$2,057	—

        The present value of obligations under capital lease was $1,171 of which $949 is classified as a current liability.

        Rent expense totaled $2,675, $2,422 and $2,419 in 2005, 2004 and 2003, respectively.

        As of December 31, 2005, the Company has non-cancelable future minimum purchase commitments with its telephone service providers of approximately $1,500 for 2006 and $1,250 for 2007.

        The Company is involved in various legal actions arising from the ordinary course of business. Management does not believe the ultimate resolution of these matters will have a material effect on the Company's financial position.

16.   Net Income (Loss) Per Share:

        Under SFAS No. 128, "Earnings per Share," the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of outstanding common stock and common stock equivalents during the period.

        A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2005 follows (in thousands, except per share amounts):

	December 31,
	2005	2004	2003
Basic:
Net income (loss) applicable to common shareholders	$(1,090)	$3,204	$4,199
Weighted average shares outstanding	73,779	72,768	71,367

Net income (loss) per share	$(0.01)	$0.04	$0.06

Diluted:
Net income (loss) applicable to common shareholders	$(1,090)	$3,204	$4,199

Weighted average shares outstanding	73,779	72,768	71,367
Add: Net effect of potentially dilutive shares	—	534	3,524

Total shares	73,779	73,302	74,891

Net income (loss) per share	$(0.01)	$0.04	$0.06

17.   Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$15,703	$15,156	$13,108	$14,385
Gross profit	6,639	5,831	4,479	6,060
Net income (loss)	1,125	(350)	(841)	(1,024)
Earnings (loss) per share	$0.02	$0.00	$(0.01)	$(0.01)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$13,381	$14,890	$15,613	$18,482
Gross profit	6,490	7,511	6,274	8,736
Net income (loss)	1,317	1,587	547	(247)
Earnings per share	$0.02	$0.02	$0.01	$0.00

18.   Segment Information:

        The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and product sales of transmission and compression technology equipment. The

Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes (in thousands).

	Year ended December 31, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations(a)	Consolidated Totals
Revenues	$49,971	$6,528	$1,853	$—	$58,352
Interest expense	2,971	0	0	—	2,971
Depreciation and amortization expense	5,514	737	394	—	6,645
Impairment charges	—	655	—	—	655
Net income (loss)	$(2,355)	$1,015	$250	$—	$(1,090)

Purchases of property and equipment	$3,036	$8	$—	$—	$3,044

Total assets	$145,947	$14,106	$3,690	(49,410)	$114,333

	Year ended December 31, 2004
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations(a)	Consolidated Totals
Revenues	$52,970	$8,796	$600	$—	$62,366
Interest expense	572	671	48	—	1,291
Depreciation and amortization expense	4,579	1,094	124	—	5,797
Impairment charges	1,048	8,083	—	—	9,131
Net income (loss)	$10,463	$(7,292)	$33	$—	$3,204

Purchases of property and equipment	$3,287	$55	$—	$—	$3,342

Total assets	$151,448	$15,797	$4,533	$(64,551)	$107,227

	Year ended December 31, 2003
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations(a)	Consolidated Totals
Revenues	$47,928	$9,759	$—	$—	$57,687
Interest expense	112	752	—	—	864
Depreciation and amortization expense	4,230	3,667	—	—	7,897
Net income (loss)	$8,229	$(4,030)	$—	$—	$4,199

Purchases of property and equipment	$1,061	$21	$—	$—	$1,082

Total assets	$110,371	$24,834	$10	$(42,282)	$92,933

(a)
Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

19.   New Accounting Pronouncements:

        In December 2004, the FASB issued SFAS No. 123R "Share Based Payment." SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant's first fiscal year that begins after June 15, 2005.

        We currently account for share-based compensation to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Upon our adoption of SFAS No. 123R on January 1, 2006, we will begin recognizing an expense for unvested share-based compensation that has been issued as of January 1, 2006 and equity instruments issued after that date. The adoption of SFAS No. 123R's fair value method may have a significant impact on our results of operations and the classification of certain cash flows. While operating expenses are expected to increase, we do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position since 96% of our outstanding options at December 31, 2005 are already vested. However, the ultimate impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based compensation granted in the future.

20.   Related Party Transaction

        In connection with the Company's acquisition of Media DVX, a $6.5 million promissory note was issued to the seller of Media DVX and is payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. Interest on the promissory note is due quarterly. The promissory note has been personally guaranteed by Scott K. Ginsburg, DG System's Chief Executive Officer and Chairman of the Board. An independent valuation of Mr. Ginsburg's personal guarantee of the Company's debt was obtained for the purpose of determining an amount to compensate him for such guarantee. The valuation determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee is worth approximately $0.3 million over the term of the loan. For the year ended December 31, 2005, the Company has recognized additional interest expense of $0.1 million associated with the guarantee.

21.   Other Events

        On December 14, 2005, the Company entered a definitive agreement with privately held FastChannel Network, Inc. ("FastChannel") to merge in a tax-free, stock-for-stock transaction valued at approximately $36.0 million based on the last reported sale of DG Systems common stock on The Nasdaq National Market immediately prior to execution.

        Under the terms of the agreement, if completed, FastChannel will merge with the Company through the issuance of approximately 52 million Company shares to FastChannel stockholders. Additionally, the Company will assume up to $10 million of FastChannel debt.

        The Company will have approximately 126.2 million fully diluted shares and the Company stockholders will own approximately 59%, while FastChannel stockholders will own approximately 41% of the combined enterprise.

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Other	Write-offs	Balance at End of Period
Allowance for Doubful Accounts
Year Ended:
December 31, 2003	$1,114	73	—	(599)	$588
December 31, 2004	$588	275	181	(537)	$507
December 31, 2005	$507	330	(17)	(271)	$549

S-1