Form 10-Q
period 2006-03-31
DIGITAL GENERATION SYSTEMS INC
filed 2006-05-15
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 30, 2006, the registrant had 74,219,179 shares of Common Stock, par value $0.001, outstanding.

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K filed on March 28, 2006, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

ITEM I. FINANCIAL STATEMENTS

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,000	$1,886
Accounts receivable (less allowance for doubtful accounts of $662 at March 31, 2006 and $549 at December 31, 2005)	10,968	10,720
Inventories	1,492	1,548
Current deferred income taxes	829	829
Prepaid and other current assets	891	933

Total current assets	18,180	15,916

Property and equipment, (net of accumulated depreciation of $20,529 at March 31, 2006 and $19,545 at December 31, 2005)	10,826	11,641
Long term investments	4,758	4,758
Goodwill	45,147	45,147
Deferred income taxes, net	16,909	17,371
Intangibles (net of accumulated amortization of $7,290 at March 31, 2006 and $6,546 at December 31, 2005)	18,280	18,680
Other assets	1,235	820

TOTAL ASSETS	$115,335	$114,333

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$2,658	$5,066
Accrued liabilities	3,613	3,340
Deferred revenue, net	660	1,188
Current portion of long-term debt and capital leases	2,336	3,698

Total current liabilities	9,267	13,292

Long-term debt and capital leases, net of current portion	25,075	20,834

TOTAL LIABILITIES	34,342	34,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— Authorized 15,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value— Authorized—200,000 shares; 74,806 issued and 74,219 outstanding at March 31, 2006; 74,806 issued and 74,219 outstanding at December 31, 2005	75	75
Additional paid-in capital	271,289	271,253
Accumulated deficit	(189,518)	(190,268)
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS’ EQUITY	80,993	80,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,335	$114,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Audio and video content distribution	$12,516	13,141
Product sales	1,310	2,065
Other	519	497
Total revenues	14,345	15,703
Cost of revenues:
Audio and video content distribution	6,615	7,894
Product sales	623	1,038
Other	105	132
Total cost of revenues	7,343	9,064
Operating expenses:
Sales and marketing	910	1,191
Research and development	408	441
General and administrative	2,223	1,382
Depreciation and amortization	1,740	1,418
Total operating expenses	5,281	4,432
Income from operations	1,721	2,207
Other expense:
Interest expense	510	392
Income before provision for income taxes	1,211	1,815
Provision for income taxes	461	690
Net income	$750	$1,125
Basic net income per common share	$0.01	$0.02
Diluted net income per common share	$0.01	$0.02
Basic weighted average common shares outstanding	74,219	72,726
Diluted weighted average common shares outstanding	74,223	72,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	74,806	$75	(587)	$(853)	$271,253	$(190,268)	$80,207

Share based compensation	—	—	—	—	36	—	36
Net income	—	—	—	—	—	750	750

Balance at March 31, 2006	74,806	$75	(587)	$(853)	$271,289	$(189,518)	$80,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$750	$1,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	998	768
Amortization of intangible and other assets	742	650
Share based compensation	36	—
Provision for deferred income taxes	461	690
Provision for doubtful accounts	130	65
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(378)	272
Prepaid expenses and other assets	(479)	(308)
Accounts payable and accrued liabilities	(2,134)	(1,189)
Deferred revenue, net	(527)	(415)
Net cash (used in) provided by operating activities	(401)	1,658
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(168)	(1,055)
Long-term investments	—	(2,500)
Net cash used in investing activities	(168)	(3,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	1
Purchases of treasury stock	—	(158)
Payment of debt issuance costs	(191)	(99)
Proceeds from line of credit and long-term debt	20,000	—
Payments on line of credit and long-term debt	(17,126)	(2,455)
Net cash provided by (used in) financing activities	2,683	(2,711)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,114	(4,608)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,886	8,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,000	$3,451
Supplemental Cash Flow Information:
Cash paid for interest	$538	$380
Cash paid for income taxes	$—	$67
Non-Cash Investing Activities
Vendor financed acquisition of software	$—	$460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

Digital Generation Systems, Inc. (“DG Systems” or the “Company”) offers a suite of digital technology products and services through Digital Generation Systems, Inc. (“DGS”) and its wholly owned subsidiaries AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), SourceTV, Inc. (“Source”) and StarGuide Digital Networks, Inc. (“StarGuide”). DG Systems operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and advertising agencies with more than 3,900 television, cable, and network broadcast destinations and over 10,000 radio stations across the United States and Canada. Through the NOC, DG Systems delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, DG Systems develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

Basis of Presenation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to conform prior year amounts to current year classifications.

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

The Company owns approximately 13.4% of Verance on an as-converted basis following the additional purchase and accounts for the long-term investment using the cost method of accounting. Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have simultaneously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.  See Note 11.

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

The following pro forma information details the results of operations as if the acquisitions of MDX had taken place on January 1, 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Revenue	$14,345	$16,237
Income from operations	1,721	944
Net income (loss):	$750	$(225)
Basic earnings (loss) per share of common stock:	$0.01	$0.00
Diluted earnings (loss) per share of common stock:	$0.01	$0.00

3. SHARE-BASED COMPENSATION

Effective for the first quarter of 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $36,000 in share-based compensation expense related employee stock option in the three months ended March 31, 2006.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the relevant service period, generally four years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended December 31, 2005 and prior years, net earnings would have decreased for the three months ended March 2005, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below (in thousands, except per share amounts):

Three months ended March 31, 2005

Net income (as reported):	$1,125
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(79)
Pro forma	$1,046
Basic earnings per share of common stock:
As reported	$0.02
Pro forma	$0.01
Diluted earnings per share of common stock:
As reported	$0.02
Pro forma	$0.01

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Number of options granted	35,000	65,000
Weighted average exercise price of options granted	$0.54	$1.25
Volatility (1)	69%	62%
Risk free interest rate (2)	4.4%	3.9%
Expected term (years) (3)	4.75	3.5
Expected annual dividends	None	None

(1)   Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)   The risk free rate for periods within the contractual term of the stock is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)   The expected term for 2006 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB No. 107.

A summary of the Company’s fixed plan stock options at March 31, 2006 and 2005 and changes during the three month periods then ended is presented below:

	2006		2005
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	3,182,156	$2.25	5,379,949	$2.66
Granted	35,000	$0.54	65,000	$1.25
Exercised	—	—	(733)	$1.07
Canceled	(17,425)	$1.37	(14,777)	$1.13
Outstanding at March 31	3,199,731	$2.23	5,429,439	$2.65

As of March 31, 2006, the total compensation costs related to non-vested awards not yet recognized was approximately $0.1 million to be recognized as expense over the next 4 years.

4. INVENTORIES

Inventories as of March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$844	$845
Work-in-process	459	465
Finished goods	189	238
	$1,492	$1,548

5. LONG-TERM DEBT

In conjunction with the purchase of MDX, on April 15, 2005, the Company amended its credit facility. As a result of this amendment, the Company wrote off approximately $0.3 million in previously deferred loan origination fees incurred during the three months ended June 30, 2005. The amended credit facility provided for a $15.0 million revolving line of credit as well as a $15.0 million term loan. All previous outstanding debt was consolidated into the term loan effective as of the closing date of the transaction. The amended term loan was scheduled to mature on March 31, 2008 and required quarterly principal payments of $1.25 million. The Company paid interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuated based on the Company’s leverage ratios as defined in the amended long-term credit agreement. At December 31, 2005, the loan interest rate was approximately 8.6%.

Under the amended long-term credit agreement, the Company was required to maintain certain fixed charge coverage ratios, certain leverage ratios and minimum tangible net worth on a quarterly basis and was subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. Other than its fixed charge coverage ratio, the Company was in compliance with these covenants for the period ended June 30, 2005. As of September 30, 2005, DG Systems was not in compliance with one of its covenants related to its leverage ratio. On November 9, 2005, DG Systems received a waiver from its lenders as of September 30, 2005. In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that could be borrowed under DG Systems’ revolving line of credit from $15.0 million to $4.5 million. As such, no additional amounts were available to be borrowed under the revolving line of credit at December 31, 2005. As of December 31, 2005, DG Systems was not in compliance with its loan covenants. Upon making this determination, DG Systems agreed to seek a new lender.

On February 10, 2006, DG Systems entered into a $25,000,000 Credit Agreement with Wachovia Bank, N.A. The new revolving credit facility replaces DG Systems’ prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems’ subsidiaries and is secured by substantially all of the assets of DG Systems and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MDX. The loan matures on February 10, 2008. In addition, in 2005, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility. At March 31, 2006, the loan interest rate was approximately 7.6%.

7. INCOME TAXES

Income tax expense totaled $0.5 and $0.7 million for the three months ended March 31, 2006 and March 31, 2005, respectively.  These amounts represent a provision for both state and federal income taxes. The Company’s effective tax rate was 38% for both of the three month periods ended March 31, 2006 and March 31, 2005.

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

	Three months ended March 31,
	2006	2005
Basic:
Net income	$750	$1,125
Weighted average shares outstanding	74,219	72,726
Basic net income per share	$0.01	$0.02
Diluted:
Net income	$750	$1,125
Weighted average shares outstanding	74,219	72,726
Add: Net effect of potentially dilutive shares	4	198
Diluted weighted average shares outstanding	74,223	72,924
Diluted net income per share	$0.01	$0.02

For the three months ended March 31, 2006, 3,182,156 options with a weighted average exercise price of $2.25 per share and warrants to purchase 7,075,808 shares of common stock at a weighted average price of $0.96 per share had exercise prices above the average market price of $0.60. As a result, 10,257,964 shares were excluded from the computation of diluted net income per share. For the three months ended March 31, 2005, 3,901,462 options with a weighted average exercise price of $3.26 per share and warrants to purchase 7,075,808 shares of common stock at a weighted average price of $2.34 per share had exercise prices above the average market price of $1.25. As a result, 10,977,270 shares were excluded from the computation of diluted net income per share.

9. SEGMENT INFORMATION

The Company operates predominantly in three industry segments: digital and physical distribution of audio and video content, product sales and other, which includes transmission and compression technology and consulting. The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended March 31, 2006
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$12,516	$1,310	$519	$—	$14,345
Depreciation and amortization expense	$1,438	$202	$100	$—	$1,740
Operating income	$1,479	$139	$103	$—	$1,721
Purchases of property and equipment	$168	$—	$—	$—	$168
Total Assets	$147,116	$14,597	$3,667	$(50,045)	$115,335

	Three months ended March 31, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$13,141	$2,065	$497	$—	$15,703
Depreciation and amortization expense	$1,142	$176	$100	$—	$1,418
Operating income	$1,126	$968	$113	$—	$2,207
Purchases of property and equipment	$1,049	$6	$—	$—	$1,055
Total Assets	$145,720	$15,349	$4,081	$(57,722)	$107,428

(a)           Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

10. RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX and is payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. Interest on the promissory note is due quarterly. The promissory note has been personally guaranteed by Scott K. Ginsburg, DG Systems’ Chief Executive Officer and Chairman of the Board. An independent valuation of Mr. Ginsburg’s personal guarantee of the Company’s debt was obtained for the purpose of determining an amount to compensate him for such guarantee. The valuation determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee is worth approximately $0.3 million over the term of the loan. For the three months ended March 31, 2006, the Company has recognized additional interest expense of $0.04 million associated with the guarantee.

11. SUBSEQUENT EVENT

On May 8, 2006, the Company became aware of a proposed equity transaction that Verance is considering which could have a material impact on the carrying value of the Company’s investment in Verance. Depending upon the outcome of that proposed transaction, the Company may need to perform additional analyses to determine if its investment is impaired.

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

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained in this quarterly report on Form 10-Q may be deemed to constitute “forward-looking statements”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs, our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors”.

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

Overview

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

Results of Operations

Revenues.    For the three months ended March 31, 2006, revenues decreased $1.4 million or 8.7%, as compared to the prior year period.  The decreases were $0.6 million and $0.8 million from the Audio and Video Content Distribution segment and the Product Sales segments, respectively.  The reduction in the Audio and Video Content Distribution segment was primarily due a higher online percentage which carries both lower pricing and lower delivery costs.  The decrease in the Product Sales segment is due to a large one time sale in the three months ended March 31, 2005 as well as an overall decrease in equipment sales in the current year.

Cost of Revenues.    For the three months ended March 31, 2006, cost of revenues decreased $1.7 million, or 19.0%, from the prior year period. This decrease was achieved across each of the segments. The largest reductions came from operating efficiencies achieved through consolidating the customer operations activities in the Audio and Video Content Distribution segment.

Sales and Marketing.    Sales and marketing expense decreased $0.3 million, or 23.6%, for the three months ended March 31, 2006 primarily due to the elimination of redundant expenses in acquired companies.

Research and Development.    For the three months ended March 31, 2006, research and development expense remained consistent with 2005.

General and Administrative.    For the three months ended March 31, 2006, general and administrative expenses increased $0.8 million, or 60.9%, from the prior year period due to a one-time $0.5 million operating expense reduction that occurred in 2005 related to the re-negotiation of an existing service agreement.

Depreciation and Amortization.    Depreciation and amortization expense increased $0.3 million, or 22.8%, during the three months ended March 31, 2006, primarily due to amortization of certain intangible assets acquired from MDX, as well as a full quarter’s depreciation of network equipment acquired during 2005.

Interest and Other Expense.    Interest and other expense increased $0.1 million, or 30.1%, for the three months ended March 31, 2006, as compared to the prior year period due to the debt incurred for acquisitions and working capital. The Company refinanced all of its debt in February 2006 with a new lender.

Provision for Income Taxes.    For the three months ended March 31, 2006, as compared to the prior year, income tax benefit decreased $0.2 million or 33.2%, as a result of the decrease in net income before taxes. The Company’s effective tax rate remained consistent at 38% for both periods.

Liquidity and Capital Resources

On a reported basis, net cash used in operating activities for the three months ended March 31, 2006 was $0.4 million compared to net cash provided by operating activities of $1.7 million for the three months ended March 31, 2005. The decrease of $2.1 million in net cash provided by operating activities is primarily due to the increase in payments made to vendors during the first quarter of 2006 relative to payments made in the same quarter of 2005.

DG Systems purchased equipment and made capital additions of $0.2 million during the three months ended March 31, 2006, down from the $1.1 million for the three months ended March 31, 2005. This was the result of timing of network improvements made in 2005 and fewer capital projects in 2006.

Net borrowings (or repayments) of long term debt and capital leases was $2.9 million for the three months ended March 31, 2006 versus ($2.5) million for the three months ended March 31, 2005. This fluctuation was due to the new credit facility obtained by the Company in the first quarter of 2006 which was drawn against to payoff the prior credit facility and provide working capital. In 2005, operating activities provided sufficient funds to reduce the line of credit in place at that time.

On February 10, 2006, DG Systems entered into a $25,000,000 Credit Agreement with Wachovia Bank, N.A. The new revolving credit facility replaces the prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems’ subsidiaries and is secured by substantially all of the assets of DG Systems and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MDX. The loan matures on February 10, 2008. At March 31, 2006, the loan interest rate was approximately 7.6%. At March 31, 2006, DG Systems was permitted to borrow $25.0 million under the revolving facility of which $20.0 million was drawn at March 31, 2006.

At March 31, 2006 DG Systems’ sources of liquidity included cash and cash equivalents of $4.0 million while DG Systems’ debt consisted of a term loan totaling $6.5 million, the above referenced $20.0 million revolving credit facility and $0.9 million of capital lease obligations.

DG Systems filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, DG Systems may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of March 31, 2006, no shares had been sold pursuant to this registration statement.

Recent Events

Proposed Merger: On December 14, 2005, the Company entered a definitive agreement with privately held FastChannel Network, Inc. (“FastChannel”) to merge in a tax-free, stock-for-stock transaction valued at approximately $36.0 million based on the last reported sale of DG Systems common stock on The Nasdaq National Market immediately prior to execution. In its proxy statement/prospectus dated May 3, 2006, the Company provided notice to stockholders of a special meeting of stockholders to be held on May 26, 2006 to consider and vote upon the proposed merger. If approved by the stockholders, the Company expects to complete the merger on or before May 31, 2006.

Under the terms of the agreement, if completed, FastChannel will merge with a wholly owned subsidiary of the Company through the issuance of approximately 52 million shares of Company common stock to FastChannel stockholders. Additionally, the Company will assume up to $10 million of FastChannel debt.

Following the merger, if completed, the Company will have approximately 126.2 million fully diluted shares and the Company stockholders will own approximately 59%, while FastChannel stockholders will own approximately 41% of the combined enterprise.

Continued Nasdaq Eligibility: Nasdaq rules require, among other things, that a registrant’s common stock trade at $1.00 per share or more on a consistent basis. On August 9, 2005, we received notice from The Nasdaq Stock Market (“Nasdaq”) that for 30 consecutive business days, the bid price of our common stock closed below $1.00 per share. We were given until February 6, 2006, to regain compliance with Nasdaq Marketplace Rule 4450(a)(5), which required that the bid price of our common stock close at $1.00 per share or more for a minimum of ten consecutive business days. On February 7, 2006 we received a staff determination letter from Nasdaq stating that our common stock is subject to delisting from the Nasdaq National Market because we did not regain compliance with the $1.00 minimum closing bid price requirement as set forth in the Rule. We were provided 180 calendar days from the initial notice of non-compliance, or until February 6, 2006, to regain compliance with the Rule. We appealed the Nasdaq staff determination and requested a hearing with a Nasdaq Listings Qualification Panel, which hearing occurred on March 9, 2006. At the hearing, we presented a plan for our continued listing on the Nasdaq National Market, which plan includes a proposed one-for-ten share reverse stock split. On March 15, 2006, we were notified that Nasdaq granted our request for an extension, provided that:

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

Our board of directors has approved a proposal to amend the Company’s certificate of incorporation to affect a one-for-ten share reverse stock split of the issued and outstanding common stock in order to attempt to continue to keep the common stock quoted on The Nasdaq National Market. If this proposal is not approved or is not effective in order to enable us to achieve and maintain compliance with Nasdaq Marketplace Rule 4450(a)(5), management will continue to review other alternatives to continue to keep the common stock quoted on The Nasdaq National Market or a similar securities exchange. These alternatives could include but would not be limited to applying to transfer the inclusion of the common stock to The Nasdaq Capital Market.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

DG Systems provides very limited services to entities located outside of the United States and, therefore, believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

DG Systems is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of DG Systems’ credit facility.

DG Systems pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement. The loan currently bears interest at a rate of approximately 7.6%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.2 million.

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, in a timely manner.

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

The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: May 15, 2006	By:	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)