Form 10-Q
period 2006-06-30
DIGITAL GENERATION SYSTEMS INC
filed 2006-08-14
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-27644

Digital Generation Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3140772
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

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

As of July 31, 2006, the registrant had 12,628,189 shares of Common Stock, par value $0.001, outstanding.

DIGITAL GENERATION SYSTEMS, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K filed on March 28, 2006, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings, including the Risk Factors discussed in our Registration Statement on Form S-4 filed in connection with our merger with FastChannel Network, Inc.

ITEM I. FINANCIAL STATEMENTS

DIGITAL GENERATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,293	$1,886
Accounts receivable (less allowance for doubtful accounts of $812 at June 30, 2006 and $549 at December 31, 2005)	15,160	10,720
Inventories	1,715	1,548
Current deferred income taxes	829	829
Prepaid and other current assets	1,117	933
Restricted cash	232	—

Total current assets	25,346	15,916

Property and equipment, (net of accumulated depreciation of $21,750 at June 30, 2006 and $19,545 at December 31, 2005)	16,786	11,641
Long term investments	4,758	4,758
Goodwill	69,290	45,147
Deferred income taxes, net	16,240	17,371
Intangibles (net of accumulated amortization of $7,696 at June 30, 2006 and $6,546 at December 31, 2005)	27,287	18,680
Other assets	783	820
Restricted cash	951	—

TOTAL ASSETS	$161,441	$114,333

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$4,321	$5,066
Accrued liabilities	7,905	3,340
Deferred revenue, net	1,302	1,188
Current portion of long-term debt and capital leases	5,662	3,698

Total current liabilities	19,190	13,292

Long-term debt and capital leases, net of current portion	32,405	20,834

TOTAL LIABILITIES	51,595	34,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— Authorized 15,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value— Authorized—200,000 shares; 12,687 issued and 12,628 outstanding at June 30, 2006; 7,481 issued and 7,422 outstanding at December 31, 2005	80	75
Additional paid-in capital	299,040	271,253
Accumulated deficit	(188,426)	(190,268)
Accumulated other comprehensive income	5	—
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS’ EQUITY	109,846	80,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,441	$114,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Audio and video content distribution	$14,392	$13,076	$26,908	$26,217
Product sales	1,213	1,601	2,523	3,666
Other	732	479	1,251	976
Total revenues	16,337	15,156	30,682	30,859
Cost of revenues:
Audio and video content distribution	7,445	8,354	14,060	16,248
Product sales	550	788	1,173	1,825
Other	95	183	200	316
Total cost of revenues	8,090	9,325	15,433	18,389
Operating expenses:
Sales and marketing	1,129	1,280	2,040	2,484
Research and development	278	388	685	817
General and administrative	2,497	2,060	4,719	3,441
Restructuring charges	—	271	—	271
Depreciation and amortization	1,959	1,582	3,700	3,000
Total operating expenses	5,863	5,581	11,144	10,013
Income from operations	2,384	250	4,105	2,457
Other (income) expense:
Loss on extinguishment of debt	—	266	—	266
Interest expense	623	499	1,133	891
Income (loss) before provision for income taxes	1,761	(515)	2,972	1,300
Provision (benefit) for income taxes	669	(165)	1,130	525
Net income (loss)	$1,092	$(350)	$1,842	$775
Basic net income (loss) per common share	$0.12	$(0.05)	$0.22	$0.11
Diluted net income (loss) per common share	$0.12	$(0.05)	$0.22	$0.11
Basic weighted average common shares outstanding	9,138	7,395	8,285	7,334
Diluted weighted average common shares outstanding	9,141	7,395	8,286	7,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2005	7,481	$75	(59)	$(853)	$271,253	$(190,268)	—	$80,207

Share based compensation	—	—	—	—	95	—	—	95

Net income	—	—	—	—	—	1,842		1,842

Currency Translation Adjustment	—	—	—	—	—	—	5	5

Common Stock Issued to Acquire FastChannel	5,206	5	—	—	27,692	—	—	27,697

Balance at June 30, 2006	12,687	$80	(59)	$(853)	$299,040	$(188,426)	5	$109,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Digital Generation Systems, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,842	$775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,231	1,636
Amortization of intangible and other assets	1,469	1,364
Share based compensation	95	—
Provision for deferred income taxes	1,130	300
Provision for doubtful accounts	133	170
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(446)	1,698
Prepaid expenses and other assets	(1,120)	(528)
Accounts payable and accrued liabilities	(4,212)	282
Deferred revenue, net	(736)	(855)
Net cash provided by operating activities	386	4,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business combination	(182)	(1,667)
Acquisition of property and equipment	(485)	(1,713)
Long-term investments	—	(2,624)
Net cash used in investing activities	(667)	(6,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	17
Purchases of treasury stock	—	(158)
Payment of debt issuance costs	(341)	(654)
Proceeds from line of credit and long-term debt	52,000	15,000
Payments on line of credit and long-term debt	(46,976)	(18,019)
Net cash provided by (used in) financing activities	4,683	(3,814)
Effect of exchange rate changes on cash and cash equivalents	5	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,407	(4,976)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,886	8,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,293	$3,083
Supplemental Cash Flow Information:
Cash paid for interest	$1,729	$512
Cash paid for income taxes	$110	$225
Non-Cash Investing Activities
Vendor financed acquisition of software	$—	$576
Non-cash component of purchase price to acquire a business	$27,697	$8,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

Digital Generation Systems, Inc. (“DG Systems” or the “Company”) offers a suite of digital technology products and services through Digital Generation Systems, Inc. (“DGS”) and its wholly owned subsidiaries FastChannel Network, Inc. (“FastChannel”), AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), SourceTV, Inc. (“Source”) and StarGuide Digital Networks, Inc. (“StarGuide”). DG Systems operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and agencies, and over 21,000 online radio, television, cable, network and print publishing destinations across the United States and Canada. Through the NOC, DG Systems delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, DG Systems develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

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

Restricted Cash

Restricted cash consists of real estate security deposits and cash held in escrow in connection with the acquisition by FastChannel of Rewired Production Management, LLC totaling $1.2 million at June 30, 2006. These security deposits are carried at fair value and are restricted as to withdrawal. The security deposits are held in the name of the Company’s subsidiary with major financial institutions to collateralize certain of the Company’s office leases. Deposits expected to be returned within one year are classified as short term on the accompanying consolidated balance sheets.

Property and Equipment Useful Lives

During the three months ended June 30, 2006, the Company reduced the estimated useful lives of certain of its network equipment from 7 to 6 years.  This change had the effect of decreasing net income for the three and six months ended June 30, 2006 by $0.1 million.  The decrease in estimated useful lives was based on the Company’s plans to remove from service by December 31, 2006 certain first-generation servers with a remaining net book value of approximately $0.9 million which will be replaced with newer technology.

2. INVESTMENTS AND ACQUISITIONS

Investment in Verance Corporation

Effective March 21, 2005, the Company purchased 6,286,146 shares of Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”), from Verance Corporation, a Delaware corporation (“Verance”), for $2.5 million pursuant to that certain Series B Convertible Preferred Stock Purchase Agreement, dated March 16, 2005 (the “Verance Agreement”) between Verance and the Company. As required by the Verance Agreement, the Company purchased an additional 6,286,146 shares of Series B Preferred Stock from Verance for $2.5 million in July 2005. The Series B Preferred Stock is convertible into common stock, $0.0001 par value per share (the “Common Stock”), and will be automatically converted into Common Stock (1) upon the election of the holders of 66 2/3% of the Series A Preferred Stock and Series B Preferred Stock acting together, or (2) immediately prior to a qualified public offering by Verance. The holders of Series B Preferred Stock are entitled to cumulative cash dividends of 7% per annum per share. Verance has the option to pay such dividends in kind with shares of Series B Preferred Stock. For purposes of liquidation or in connection with a sale or merger by Verance, the Series B Preferred Stock is senior to the Series A Preferred Stock and Common Stock of Verance, but is junior to the Series C Preferred Stock of Verance.  Holders of Verance’s preferred stock vote together with holders of its Common Stock on an as-converted basis.

The Company owns approximately 12% of Verance on an as-converted basis and accounts for the long-term investment using the cost method of accounting. Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have simultaneously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

During the three months ended June 30, 2006, the Company became aware of events that Verance has consummated or is considering which could have a material impact on the carrying value of the Company’s investment in Verance. Depending upon the outcome of such events, the Company may need to perform additional analyses to determine if its investment is impaired.  As of June 30, 2006, the Company has concluded that the investment is not impaired.

Media DVX

On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. (“MDX”). Accordingly, the results of MDX’s operations have been included in the consolidated financial statements since that date. Based in Pennsylvania, MDX’s core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company’s electronic distribution network. The Company paid $1.5 million in cash, a $6.5 million promissory note and 155,039 shares of its common stock (on a post-split basis), worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of MDX and, accordingly, allocated $1.0 million to customer relationships and $0.1 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $8.9 million, all of which is deductible for tax purposes.

Merger with FastChannel Network

On December 15, 2005, the Company and privately-held FastChannel Network, Inc. (“FastChannel”) entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly owned subsidiary of DG Systems. As consideration for the transaction, DG Systems issued to holders of FastChannel common and preferred stock approximately 5.2 million shares of DG Systems common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006). Additionally, DG Systems refinanced approximately $8.0 million of FastChannel debt.  On a preliminary basis, the net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, $5.0 million to customer relationships and $4.0 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $24.0 million, none of which is expected to be deductible for tax purposes.  The Company will obtain a third-party valuation of the assets acquired from FastChannel, including intangible assets, and adjust the allocation of the purchase price to those assets as necessary.  The following table (in millions) summarizes the components of the purchase price:

Goodwill	$24.0
Customer relationships	5.0
Trade name	4.0
Fair value of tangible assets	13.2
Liabilities assumed	(17.3)
Net purchase price	$28.9

The following pro forma information details the results of operations as if the acquisitions of MDX and FastChannel had taken place on January 1, 2005 (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Proforma
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$16,337	$15,156	$30,682	$30,859	$20,140	$21,405	$40,162	$44,447
Income (loss) from operations	$2,384	$250	$4,105	$2,457	$1,182	$(2,971)	$1,396	$(3,520)
Net income (loss):	$1,092	$(350)	$1,842	$775	$(681)	$(3,785)	$(1,705)	$(5,635)
Basic and Diluted earnings (loss) per share of common stock:	$0.12	$(0.05)	$0.22	$0.11	$(0.05)	$(0.30)	$(0.16)	$(0.45)

3. SHARE-BASED COMPENSATION

Effective for the first quarter of 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $59,000  and $95,000 in share-based compensation expense related to employee stock options in the three and six months periods ended June 30, 2006, respectively.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the relevant service period, generally four years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended December 31, 2005 and prior years, net earnings would have decreased for the three and six month periods ended June 30 2005, resulting in proforma net income and earnings per common share (EPS) as set forth below (in thousands, except per share amounts):

		Six months
	Three months	ended
	ended	June
	June 30, 2005	30, 2005

Net income (as reported):	$(350)	$775
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(53)	(132)
Pro forma	$(403)	$643
Basic earnings per share of common stock:
As reported	$(0.05)	$0.11
Pro forma	$(0.05)	$0.09
Diluted earnings per share of common stock:
As reported	$(0.05)	$0.11
Pro forma	$(0.05)	$0.09

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005		2006	2005
Number of options granted	40,000	None		43,500	65,000
Weighted average exercise price of options granted	$5.30	n/a		$5.31	$12.50
Volatility (1)	87%	n/a	%	86%	62%
Risk free interest rate (2)	4.3%	n/a	%	4.3%	3.9%
Expected term (years) (3)	5.4	n/a		5.3	3.5
Expected annual dividends	None	n/a		None	None

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

A summary of the Company’s fixed plan stock options at June 30, 2006 and 2005 and changes during the periods then ended is presented below:

	2006		2005
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	318,216	$22.46	537,995	$26.63
Granted	3,500	$5.40	6,500	$12.55
Exercised	—	—	(73)	$10.70
Canceled	(1,916)	$13.68	(1,478)	$11.32
Outstanding at March 31	319,800	$22.32	542,944	$26.51
Granted	40,000	$5.30	—	—
Exercised	—	—	(357)	$10.22
Canceled	(1,253)	$4.88	(4,464)	$12.01
Outstanding at June 30	358,547	$20.45	538,123	$26.64

The following table summarizes the Company’s stock options outstanding and exercisable as of June 30, 2006:

	Outstanding	Currently Exercisable
Number of options	358,547	301,621
Weighted-average exercise price	$20.45	$22.59
Weighted-average remaining contractual life	5 years	5 years
Aggregate intrinsic value (in thousands)	$3	$1

As of June 30, 2006, the total compensation costs related to non-vested awards not yet recognized was approximately $0.2 million to be recognized as expense over the next 5 years.

4. INVENTORIES

Inventories as of June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$821	$845
Work-in-process	442	465
Finished goods	452	238
	$1,715	$1,548

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

On February 10, 2006, DG Systems entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced DG Systems’ prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems’ subsidiaries and is secured by substantially all of the assets of DG Systems and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MDX. The loan matures on February 10, 2008. In addition, in 2005, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility.

On May 31, 2006, DG Systems entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which $12.0 million is drawn as of June 30, 2006.   Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems’ subsidiaries, including FastChannel, and is secured by substantially all of the assets of DG Systems and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from Media DVX.  At June 30, 2006, the loan interest rate was approximately 7.9%.  The first date that the Company is required to measure its compliance with financial covenants is for the quarter ended September 30, 2006.  The Company is currently in compliance with its covenants.

6. INCOME TAXES

Income tax expense totaled $0.7 and $(0.2) million for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, respectively, income tax expense totaled $1.1 and $0.5 million.  These amounts represent a provision for both state and federal income taxes. The Company’s effective tax rate was 38% for both of the three month periods and six month periods ended June 30, 2006 and June 30, 2005.

7. EARNINGS PER SHARE

Under SFAS No. 128, “Earnings per Share,” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of Common Stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock and potentially dilutive securities during the period.  On May 30, 2006, the Company’s 1-for-10 share reverse stock split was effective.

Below is a reconciliation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$1,092	$(350)	$1,842	$775
Weighted average shares outstanding	9,138	7,395	8,285	7,334
Basic net income (loss) per share	$0.12	$(0.05)	$0.22	$0.11
Diluted:
Net income (loss)	$1,092	$(350)	$1,842	$775
Weighted average shares outstanding	9,138	7,395	8,285	7,334
Add: Net effect of potentially dilutive shares	3	0	1	14
Diluted weighted average shares outstanding	9,141	7,395	8,286	7,348
Diluted net income (loss) per share	$0.12	$(0.05)	$0.22	$0.11

For the three months ended June 30, 2006, 317,106 options with a weighted average exercise price of $22.50 per share and warrants to purchase 707,581 shares of common stock at a weighted average price of $11.56 per share had exercise prices above the average market price of $6.12. As a result, 1,024,687 shares were excluded from the computation of diluted net income per share. For the three months ended June 30, 2005, there was a net loss from continuing operations available to common stockholders.  Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net income per share were identical.

For the six months ended June30, 2006, 319,022 options with a weighted average exercise price of $22.44 per share and warrants to purchase 707,581 shares of common stock at a weighted average price of $11.56 per share had exercise prices above the average market price of $6.07. As a result, 1,026,603 shares were excluded from the computation of diluted net income per share.  For the six months ended June30, 2005, 408,647 options with a weighted average exercise price of $31.71 per share and warrants to purchase 737,912 shares of common stock at a weighted average price of $23.70 per share had exercise prices above the average market price of $11.90. As a result, 1,146,558 shares were excluded from the computation of diluted net income per share.

8. SEGMENT INFORMATION

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended June 30, 2006
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$14,392	$1,213	$732	$—	$16,337
Depreciation and amortization expense	$1,657	$202	$100	$—	$1,959
Operating income	$2,051	$53	$280	$—	$2,384
Purchases of property and equipment	$292	$—	$24	$—	$316
Total Assets	$187,402	$8,059	$4,170	$(38,190)	$161,441

	Three months ended June 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$13,076	$1,601	$479	$—	$15,156
Depreciation and amortization expense	$1,319	$166	$97	$—	$1,582
Operating income (loss)	$(99)	$265	$84	$—	$250
Purchases of property and equipment	$1,053	$2	$—	$—	$1,055
Total Assets	$155,974	$15,266	$3,864	$(58,149)	$116,955

	Six months ended June 30, 2006
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$26,908	$2,523	$1,251	$—	$30,682
Depreciation and amortization expense	$3,096	$404	$200	$—	$3,700
Operating income	$3,530	$192	$383	$—	$4,105
Purchases of property and equipment	$461	$—	$24	$—	$485
Total Assets	$187,402	$8,059	$4,170	$(38,190)	$161,441

	Six months ended June 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$26,217	$3,666	$976	$—	$30,859
Depreciation and amortization expense	$2,461	$342	$197	$—	$3,000
Operating income	$1,026	$1,232	$199	$—	$2,457
Purchases of property and equipment	$1,705	$8	$—	$—	$1,713
Total Assets	$155,974	$15,266	$3,864	$(58,149)	$116,955

(a)                                  Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

9. RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX and is payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. Interest on the promissory note is due quarterly. The promissory note has been personally guaranteed by Scott K. Ginsburg, DG Systems’ Chief Executive Officer and Chairman of the Board. An independent valuation of Mr. Ginsburg’s personal guarantee of the Company’s debt was obtained for the purpose of determining an amount to compensate him for such guarantee. The valuation determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee is worth approximately $0.3 million over the term of the loan. For the three and six months ended June 30, 2006, the Company has recognized additional interest expense of $0.03 million and $0.06 million, respectively, associated with the guarantee.

10.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company is required to adopt the provisions of FIN 48, as applicable, beginning in fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs, our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Registration Statement on Form S-4 filed in connection with the merger with FastChannel under the heading “Risk Factors”.

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

Results of Operations

Revenues.    For the three months ended June 30, 2006, revenues increased $1.2 million or 7.8%, as compared to the prior year period.  The increase was primarily due to a $1.7 million increase in the Audio and Video Content Distribution segment offset by lesser decreases in other segments.  The increase in the Audio and Video Content Distribution segment resulted from additional revenue from the recently merged FastChannel division included in the period.

For the six months ended June 30, 2006, revenues decreased $0.2 million or 0.6%, as compared to the prior year period.  This was due to a decrease in the Product segment of $1.1 million offset partially by a $0.7 million increase in the Audio and Video Content Distribution segment.  The increase in the Audio and Video Content Distribution segment resulted from additional revenue from the recently merged FastChannel division included in the period.  The decrease in the Product Sales segment is due to a large one-time sale in the six months ended June 30, 2005 as well as an overall decrease in unit volume of equipment sales in the current year.

Cost of Revenues.    For the three months ended June 30, 2006, cost of revenues decreased $1.2 million, or 13.2%, from the prior year period. This decrease was achieved across each of the segments. The largest reductions came from operating efficiencies achieved through consolidating the customer operations activities in the Audio and Video Content Distribution segment.  For the six months ended June 30, 2006, cost of revenues decreased $3.0 million, or 16.1%, from the prior year period.  The largest reductions came from operating efficiencies achieved through consolidating the customer operations activities in the Audio and Video Content Distribution segment.

Sales and Marketing.    Sales and marketing expense increased $0.2 million, or 11.8%, for the three months ended June 30, 2006 primarily due to a similar amount incurred in the new FastChannel division included in the period.  Sales and marketing expense decreased $0.4 million, or 17.9%, for the six months ended June 30, 2006, primarily due to the elimination of redundant expenses in acquired companies.

Research and Development   For the three months ended June 30, 2006, research and development expenses decreased $0.1 million, or 28.4%, from the prior year period primarily due to an increase in capitalization of selected engineering salaries for internally developed software.  For the six months ended June 30, 2006, research and development expenses decreased $0.1 million, or 16.1%, from the prior year period, again primarily due to an increase in capitalization of selected engineering salaries for internally developed software.

General and Administrative.    For the three months ended June 30, 2006, general and administrative expenses increased $0.4 million, or 21.2%, from the prior year period due primarily to $0.2 million of general and administrative costs incurred in the recently merged FastChannel division that are included in the period.  For the six months ended June 30, 2006, general and administrative expenses increased $1.3 million, or 37.1%, from the prior year period due to the combined impact of a one-time $0.5 million operating expense reduction that occurred in 2005 related to the re-negotiation of an existing service agreement, $0.2 million of general and administrative costs incurred in the recently merged FastChannel division that are included in the period, and $0.1 million of stock based compensation expense.

Depreciation and Amortization.    Depreciation and amortization expense increased $0.4 million, or 23.8%, during the three months ended June 30, 2006, primarily due to amortization of certain intangible assets acquired from MDX.  Depreciation and amortization expense increased $0.7 million, or 23.3%, during the six months ended June 30, 2006, again primarily due to amortization of certain intangible assets acquired from MDX.

Restructuring Charges.    Restructuring charges of $0.3 million incurred in 2005 did not recur in 2006.

Interest and Other Expense.    Interest and other expense decreased $0.1 million, or 18.6%, for the three months ended June 30, 2006, as compared to the prior year period due to $0.3 million of capitalized loan fees written off in the prior year period related to the Company’s debt refinancing in April 2005 offset by increased interest expense incurred on higher debt balances in the 2006 period incurred for acquisitions and working capital. The Company refinanced all of its debt in February 2006 with a new lender and again in May 2006 to finance the acquisition of its recently merged FastChannel division.  Interest and other expense remained consistent with the prior year period for the six months ended June 30, 2006.  For the six months ended June 30, 2006, interest and other expense remained relatively consistent even as higher borrowings in 2006 caused additional interest expense.

Provision for Income Taxes.    For the three months ended June 30, 2006, as compared to the prior year, income tax expense increased $0.8 million or 505.5%, as a result of the increase in net income before taxes. For the six months ended June 30, 2006, as compared to the prior year, income tax expense increased

$0.6 million or 115.2%, as a result of the increase in net income before taxes. The Company’s effective tax rate remained consistent at 38% for both periods.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the six months ended June 30, 2006 was $0.4 million compared to net cash provided by operating activities of $4.8 million for the six months ended June 30, 2005. The decrease of $4.5 million in net cash provided by operating activities is primarily due to the increase in payments made to vendors during the six month period of 2006 relative to payments made in the same quarter of 2005.  This includes payments on accounts owed by FastChannel at the time of the merger.

DG Systems purchased equipment and made capital additions of $0.5 million during the six months ended June 30, 2006, down from the $1.7 million for the six months ended June 30, 2005. This was the result of timing of network improvements made in 2005 and fewer capital projects in 2006.

Net borrowings (or repayments) of long-term debt and capital leases was $4.7 million for the six months ended June 30, 2006 versus ($3.7) million for the six months ended June 30, 2005. This fluctuation was due to the new credit facility obtained by the Company in February 2006 which was drawn against to payoff the prior credit facility and provide working capital in addition to the additional funds received at the refinancing of the new credit facility in May 2006 that was done to facilitate the merger with FastChannel. In 2005, operating activities provided sufficient funds to reduce the line of credit in place at that time.

On February 10, 2006, DG Systems entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the prior senior secured credit facility.  On May 31, 2006, DG Systems entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million, made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which $12.0 million is drawn as of June 30, 2006.  Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of DG Systems’ subsidiaries, including FastChannel, and is secured by substantially all of the assets of DG Systems and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from Media DVX.  The loan matures on February 10, 2008. At June 30, 2006, the loan interest rate was approximately 7.9%.

At June 30, 2006 DG Systems’ sources of liquidity included cash and cash equivalents of $6.3 million while DG Systems’ debt consisted of a term loan totaling $5.0 million to the prior owners of Media DVX, a term loan to Wachovia Bank, N.A. totaling $20.0 million, the above referenced $15.0 million revolving credit facility and $1.1 million of capital lease obligations.

DG Systems filed a shelf registration statement with the SEC in January 2004. As a result of the shelf registration, DG Systems may offer, from time to time, 7,000,000 shares of common stock and up to $5,000,000 in preferred shares. As of June 30, 2006, no shares had been sold pursuant to this registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

DG Systems provides services to entities located outside of the United States, primarily in Canada and in England.  However, due to the relative volume of business conducted in these countries, the Company believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

DG Systems is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of DG Systems’ credit facility.

DG Systems pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement. The loan currently bears interest at a rate of approximately 7.9%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.3 million.

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

The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors” should be considered in light of the Risk Factors included in our Registration Statement on Form S-4 filed in connection with our merger with FastChannel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of the shareholders on May 26, 2006, at which shareholders were asked (i) to vote upon a proposal to adopt the Second Amended and Restated Agreement and Plan of Merger with FastChannel Network, Inc. and (ii) to vote upon amending the DG Systems certificate of incorporation to effect a one-for-ten share reverse stock split of the issued and outstanding shares.  The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions and Broker Non-Votes
Proposal to adopt the Second Amended and Restated Agreement and Plan of Merger with FastChannel Network, Inc.	39,941,011	1,339,860	20,723

Proposal to amend the Company’s certificate of incorporation to effect a one-for-ten share reverse stock split	39,102,711	2,145,078	53,805

Item 6.  EXHIBITS

Exhibits

10.1	Amended and Restated Credit Agreement dated as of May 31, 2006 by and among Digital Generation Systems, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION SYSTEMS, INC.

Dated: August 14, 2006	By:	/S/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Accounting Officer)