Form 10-Q
period 2006-09-30
DG FastChannel, Inc
filed 2006-11-14
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-27644

DG FastChannel, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3140772
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

750 West John Carpenter Freeway, Suite 700
Irving, Texas 75039
(Address Of Principal Executive Offices, Including Zip Code)

(972) 581-2000
(Registrant’s Telephone Number, Including Area Code)

Digital Generation Systems, Inc.
(Former name, if changed since last report)

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

As of October 31, 2006, the registrant had 12,628,189 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

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

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$8,052	$1,886
Accounts receivable (less allowance for doubtful accounts of $912 at September 30, 2006 and $549 at December 31, 2005)	15,223	10,720
Inventories	1,664	1,548
Current deferred income taxes	829	829
Prepaid and other current assets	989	933
Restricted cash	235	—

Total current assets	26,992	15,916

Property and equipment (net of accumulated depreciation of $23,647 at September 30, 2006 and $19,545 at December 31, 2005)	15,517	11,641
Long term investments	—	4,758
Goodwill	69,392	45,147
Deferred income taxes, net	15,959	17,371
Intangibles (net of accumulated amortization of $8,908 at September 30, 2006 and $6,546 at December 31, 2005)	26,479	18,680
Other assets	805	820
Restricted cash	951	—

TOTAL ASSETS	$156,095	$114,333

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$3,095	$5,066
Accrued liabilities	8,659	3,340
Deferred revenue, net	1,415	1,188
Current portion of long-term debt and capital leases	5,968	3,698

Total current liabilities	19,137	13,292

Long-term debt and capital leases, net of current portion	31,520	20,834

TOTAL LIABILITIES	50,657	34,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value— Authorized 15,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value— Authorized—200,000 shares; 12,685 issued and 12,628 outstanding at September 30, 2006; 7,479 issued and 7,422 outstanding at December 31, 2005	13	8
Additional paid-in capital	299,184	271,320
Accumulated deficit	(192,906)	(190,268)
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS’ EQUITY	105,438	80,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,095	$114,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FastChannel, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Audio and video content distribution	$17,507	$11,142	$44,415	$37,359
Product sales	870	1,516	3,393	5,183
Other	1,262	450	2,513	1,426
Total revenues	19,639	13,108	50,321	43,968
Cost of revenues:
Audio and video content distribution	9,281	7,782	23,341	24,030
Product sales	446	686	1,619	2,511
Other	102	161	302	478
Total cost of revenues	9,829	8,629	25,262	27,019
Operating expenses:
Sales and marketing	1,224	960	3,264	3,444
Research and development	914	471	1,599	1,288
General and administrative	3,036	2,047	7,755	5,488
Restructuring charges	—	83	—	354
Depreciation and amortization	3,226	1,730	6,926	4,730
Total operating expenses	8,400	5,291	19,544	15,304
Income (loss) from operations	1,410	(812)	5,515	1,645
Other (income) expense:
Loss on extinguishment of debt	—	—	—	266
Reduction in fair value of long-term investments	4,758	—	4,758	—
Interest income and other expense (net)	—	7	—	6
Interest expense	762	536	1,894	1,428
Loss before provision for income taxes	(4,110)	(1,355)	(1,137)	(55)
Provision (benefit) for income taxes	370	(514)	1,501	11
Net loss	$(4,480)	$(841)	$(2,638)	$(66)
Basic net loss per common share	$(0.35)	$(0.11)	$(0.27)	$(0.01)
Diluted net loss per common share	$(0.35)	$(0.11)	$(0.27)	$(0.01)
Basic weighted average common shares outstanding	12,628	7,421	9,749	7,363
Diluted weighted average common shares outstanding	12,628	7,421	9,749	7,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FastChannel, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2005	7,479	$8	(56)	$(853)	$271,320	$(190,268)	$80,207

Share based compensation	—	—	—	—	172	—	172

Net loss	—	—	—	—	—	(2,638)	(2,638)

Common Stock Issued to Acquire FastChannel	5,206	5	—	—	27,692	—	27,697

Balance at September 30, 2006	12,685	$13	(56)	$(853)	$299,184	$(192,906)	$105,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FastChannel, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,638)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,127	2,610
Amortization of intangible and other assets	2,799	2,120
Share based compensation	172	—
Provision for deferred income taxes	1,412	11
Provision for doubtful accounts	350	279
Loss on extinguishment of debt	—	266
Reduction in fair value of investment	4,758	—
Loss of disposal of fixed assets	—	8
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(726)	2,571
Prepaid expenses and other assets	(1,343)	(1,962)
Accounts payable and accrued liabilities	(4,785)	129
Deferred revenue, net	(623)	(1,153)
Net cash provided by operating activities	3,503	4,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in business combination	(182)	(1,779)
Acquisition of property and equipment	(1,113)	(2,500)
Long-term investments	—	(5,162)
Net cash used in investing activities	(1,295)	(9,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	17
Purchases of treasury stock	—	(158)
Payment of debt issuance costs	(341)	(654)
Proceeds from line of credit and long-term debt	51,850	19,500
Payments on line of credit and long-term debt	(47,551)	(19,766)
Net cash provided by (used in) financing activities	3,958	(1,061)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,166	(5,690)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,886	8,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,052	$2,369
Supplemental Cash Flow Information:
Cash paid for interest	$2,007	$865
Cash paid for income taxes	$128	$195
Non-Cash Investing Activities
Vendor financed acquisition of software	$—	$468
Non-cash component of purchase price to acquire a business	$27,697	$8,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

DG FastChannel, Inc. (the “Company”) offers a suite of digital technology products and services through DG FastChannel, Inc. (“DGF”) and its wholly owned subsidiaries FastChannel Network, Inc. (“FastChannel”), AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), SourceTV, Inc. (“Source”) and StarGuide Digital Networks, Inc. (“StarGuide”). The Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and agencies, and over 21,000 online radio, television, cable, network and print publishing destinations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries. Through StarGuide, the Company develops and sells proprietary digital software, hardware and communications technology, including various bandwidth satellite receivers, audio compression codes and software to operate integrated digital multimedia networks, and offers related engineering consulting services.

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

Restricted Cash

Restricted cash consists of real estate security deposits and cash held in escrow in connection with the acquisition by FastChannel of Rewired Production Management, LLC totaling $1.2 million at September 30, 2006. These security deposits are carried at fair value and are restricted as to withdrawal. The security deposits are held in the name of the Company’s subsidiary with major financial institutions to collateralize certain of the Company’s office leases. Deposits expected to be returned within one year are classified as short term on the accompanying consolidated balance sheets.

Property and Equipment Useful Lives

During the second fiscal quarter, the Company reduced the estimated useful lives of certain of its network equipment from 7 to 6 years.  This change had the effect of decreasing net income for the three and nine months ended September 30, 2006 by $0.2 million and $0.3, respectively.  The decrease in estimated useful lives was based on the Company’s plans to remove from service by December 31, 2006 certain first-generation servers with a remaining net book value of approximately $0.4 million which will be replaced with newer technology.

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

The Company owns approximately 9% of Verance on an as-converted basis and accounts for the long-term investment using the cost method of accounting. Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have simultaneously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

The Company regularly evaluates the carrying value of its investments.  When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value.  The Company has the intent and ability to hold investments to maturity when a decline in fair value is deemed not to be other-than-temporary.  As of September 30, 2006, the Company’s evaluation of its investment in Verance determined that it had sustained an other-than-temporary reduction in fair value and reduced the carrying value of the investment down to zero.  A license related to this investment was also deemed to have no further value and the Company recorded additional amortization expense to reduce the carrying value to zero.  Details of the other-than-temporary reduction are as follows (in thousands):

Three and nine
months ended
Sept 30, 2006
Long-term investments:
Verance Series B Preferred Stock	$4,758
Intangible assets:
Verance license	329
$5,087

Media DVX

On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. (“MDX”). Accordingly, the results of MDX’s operations have been included in the consolidated financial statements since that date. Based in Pennsylvania, MDX’s core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company’s electronic distribution network. The Company paid $1.5 million in cash, a $6.5 million promissory note and 155,039 shares of its common stock (on a post reverse split basis), worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of MDX and, accordingly, allocated $1.0 million to customer relationships and $0.1 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $8.9 million, all of which is deductible for tax purposes.

Merger with FastChannel Network

On December 15, 2005, the Company and privately-held FastChannel Network, Inc. (“FastChannel”) entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly owned subsidiary of the Company. As consideration for the transaction, the Company issued to holders of FastChannel common and preferred stock approximately 5.2 million shares of the Company’s common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006). Additionally, the Company refinanced approximately $8.0 million of FastChannel debt.  On a preliminary basis, the net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, $5.0 million to customer relationships and $4.0 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $24.1 million, none of which is expected to be deductible for tax purposes.  The Company is obtaining a third-party valuation of the assets acquired from FastChannel, including intangible assets, and will adjust the allocation of the purchase price to those assets as necessary.  The following table (in millions) summarizes the preliminary components of the purchase price allocation:

Goodwill	$24.1
Customer relationships	5.0
Trade name	4.0
Fair value of tangible assets	13.2
Liabilities assumed	(17.4)
Net purchase price	$28.9

The following pro forma information details the results of operations as if the acquisitions of MDX and FastChannel had taken place on January 1, 2005 (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Proforma
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$19,639	$13,108	$50,321	$43,968	$19,639	$18,630	$59,801	$63,078
Income (loss) from operations	$1,410	$(812)	$5,515	$1,645	$1,410	$(3,604)	$2,806	$(7,124)
Net loss:	$(4,480)	$(841)	$(2,638)	$(66)	$(4,480)	$(3,865)	$(6,185)	$(9,500)
Basic and Diluted loss per share of common stock:	$(0.35)	$(0.11)	$(0.27)	$(0.01)	$(0.35)	$(0.31)	$(0.49)	$(0.75)

3. SHARE-BASED COMPENSATION

Effective for the first quarter of 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $77,000  and $172,000 in share-based compensation expense related to employee stock options in the three and nine months periods ended September 30, 2006, respectively.

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the relevant service period, generally four years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended December 31, 2005 and prior years, net earnings would have decreased for the three and nine month periods ended September 30 2005, resulting in proforma net loss and loss per common share (EPS) as set forth below (in thousands, except per share amounts):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005

Net loss (as reported):	$(841)	$(66)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(23)	(156)
Pro forma	$(864)	$(222)
Basic loss per share of common stock:
As reported	$(0.11)	$(0.01)
Pro forma	$(0.12)	$(0.03)
Diluted loss per share of common stock:
As reported	$(0.11)	$(0.01)
Pro forma	$(0.12)	$(0.03)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of options granted	262,500	2,500	306,000	9,000
Weighted average exercise price of options granted	$5.90	$6.50	$5.82	$10.87
Volatility (1)	85%	61%	85%	62%
Risk free interest rate (2)	4.3%	4.1%	4.3%	4.0%
Expected term (years) (3)	4.8	3.5	4.8	3.5
Expected annual dividends	None	None	None	None

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

A summary of the Company’s fixed plan stock options at September 30, 2006 and 2005 and changes during the periods then ended is presented below:

	2006		2005
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	318,216	$22.46	537,995	$26.63
Granted	3,500	$5.40	6,500	$12.55
Exercised	—	—	(73)	$10.70
Cancelled	(1,916)	$13.68	(1,478)	$11.32
Outstanding at March 31	319,800	$22.32	542,944	$26.51
Granted	40,000	$5.30	—	—
Exercised	—	—	(357)	$10.22
Cancelled	(1,253)	$12.34	(4,464)	$12.01
Outstanding at June 30	358,547	$20.45	538,123	$26.64
Granted	262,500	$5.90	2,500	$6.50
Exercised	—	—	—	—
Cancelled	(40,884)	$47.82	(210,089)	$33.32
Outstanding at September 30	580,163	$11.95	330,534	$22.12

The following table summarizes the Company’s stock options outstanding and exercisable as of September 30, 2006:

	Outstanding	Currently Exercisable
Number of options	580,163	268,470
Weighted-average exercise price	$11.95	$18.43
Weighted-average remaining contractual life	6.28	2.67
Aggregate intrinsic value (in thousands)	$1,488	$102

As of September 30, 2006, the total compensation costs related to non-vested awards not yet recognized was approximately $1.2 million to be recognized as expense over the next 10 years.

4. INVENTORIES

Inventories as of September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$849	$845
Work-in-process	472	465
Finished goods	343	238
	$1,664	$1,548

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

Under the amended long-term credit agreement, the Company was required to maintain certain fixed charge coverage ratios, certain leverage ratios and minimum tangible net worth on a quarterly basis and was subject to limitations on capital expenditures for a rolling twelve-month period and limitations on capital lease borrowings on an annual basis. Other than its fixed charge coverage ratio, the Company was in compliance with these covenants for the period ended June 30, 2005. As of September 30, 2005, the Company was not in compliance with one of its covenants related to its leverage ratio. On November 9, 2005, the Company received a waiver from its lenders as of September 30, 2005. In connection with securing this waiver, certain other changes were made to the credit facility which, among other things, reduced the amount that could be borrowed under the Company’s revolving line of credit from $15.0 million to $4.5 million. As such, no additional amounts were available to be borrowed under the revolving line of credit at December 31, 2005. As of December 31, 2005, the Company was not in compliance with its loan covenants. Upon making this determination, the Company agreed to seek a new lender.

On February 10, 2006, the Company entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the Company’s prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MDX. This loan was originally set to mature on February 10, 2008. In addition, in 2005, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility.

On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which $12.0 million is drawn as of September 30, 2006.   Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from Media DVX.  At September 30, 2006, the loan interest rate was approximately 8.2%.  The Company is currently in compliance with its covenants.

6. INCOME TAXES

During the three months ended September 30, 2006, the Company has recorded a valuation allowance on the deferred tax asset created as a result of the write down of its investment in Verance.  A valuation allowance was deemed necessary since the Company does not have adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely that not.  Other than the aforementioned, the Company has no other valuation allowance on the remainder of its deferred tax assets.

In the prior year, for the three and nine months ended September 30, 2005, the Company’s effective tax rate was 38%.  This effective tax rate remained constant during the three and nine months ended September 30, 2006 except as net income was impacted by the valuation allowance recorded for the Company’s write down of its investment in Verance.  As compared to the prior year, income tax expense for the three months ended September 2006 increased $0.9 million or 172.1%, as a result of the increase in net income before taxes excluding the amount of the reduction in fair value of the long-term investment. For the nine months ended September 30, 2006, income tax expense increased $1.5 million also as a result of the increase in net income before taxes excluding the amount of the reduction in fair value of the long-term investment.

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

Below is a reconciliation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic:
Net loss	$(4,480)	$(841)	$(2,638)	$(66)
Weighted average shares outstanding	12,628	7,421	9,749	7,363
Basic net loss per share	$(0.35)	$(0.11)	$(0.27)	$(0.01)
Diluted:
Net loss	$(4,480)	$(841)	$(2,638)	$(66)
Weighted average shares outstanding	12,628	7,421	9,749	7,363
Add: Net effect of potentially dilutive shares	0	0	0	0
Diluted weighted average shares outstanding	12,628	7,421	9,749	7,363
Diluted net loss per share	$(0.35)	$(0.11)	$(0.27)	$(0.01)

For the three month and nine month periods ended September 30, 2005 and 2006, there was a net loss from continuing operations available to common stockholders.  Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical.

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

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands):

	Three months ended September 30, 2006
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$17,507	$870	$1,262	$—	$19,639
Depreciation and amortization expense	$3,007	$119	$100	$—	$3,226
Operating income (loss)	$746	$(34)	$697	$—	$1,410
Purchases of property and equipment	$583	$2	$43	$—	$628
Total Assets	$181,136	$8,242	$4,907	$(38,190)	$156,095

	Three months ended September 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$11,142	$1,516	$450	$—	$13,108
Depreciation and amortization expense	$1,449	$171	$110	$—	$1,730
Operating income (loss)	$(1,116)	$250	$54	$—	$(812)
Purchases of property and equipment	$785	$1	$—	$—	$787
Total Assets	$154,316	$14,863	$3,670	$(57,379)	$115,469

	Nine months ended September 30, 2006
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$44,415	$3,393	$2,513	$—	$50,321
Depreciation and amortization expense	$6,102	$523	$301	$—	$6,926
Operating income	$4,276	$158	$1,081	$—	$5,515
Purchases of property and equipment	$1,044	$3	$67	$—	$1,113
Total Assets	$181,136	$8,242	$4,907	$(38,190)	$156,095

	Nine months ended September 30, 2005
	Audio and Video Content Distribution	Product Sales	Other	Intersegment Eliminations (a)	Consolidated Totals
Revenues	$37,359	$5,183	$1,426	$—	$43,968
Depreciation and amortization expense	$3,910	$513	$307	$—	$4,730
Operating income (loss)	$(90)	$1,483	$252	$—	$1,645
Purchases of property and equipment	$2,490	$10	$—	$—	$2,500
Total Assets	$154,316	$14,862	$3,670	$(57,379)	$115,469

(a)                                  Intersegment eliminations relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

9. RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX and is payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. Interest on the promissory note is due quarterly. The promissory note has been personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. An independent valuation of Mr. Ginsburg’s personal guarantee of the Company’s debt was obtained for the purpose of determining an amount to compensate him for such guarantee. The valuation determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee is worth approximately $0.3 million over the term of the loan. For the three months ended September 30, 2006 and 2005, respectively, the Company has recognized additional interest expense of $0.03 million and $0.03 million associated with the guarantee.  For the nine months ended September 30, 2006 and 2005, respectively, the Company has recognized additional interest expense of $0.06 million and $0.10 million associated with the guarantee.

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

Overview

We are the leading provider of digital media distribution services to the advertising and broadcast industries.  In addition, we operate this industry’s largest electronic digital distribution network.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We offer a digital alternative to dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis on payment terms which are usually net 30 days.

Results of Operations

Revenues.    For the three months ended September 30, 2006, revenues increased $6.5 million or 49.8%, as compared to the prior year period.  The increase was primarily due to a $6.3 million increase in the Audio and Video Content Distribution segment.  The increase in the Audio and Video Content Distribution segment resulted from $4.7 million of additional revenue from the recently merged FastChannel division included in the period and $1.6 million of additional sales volume from existing divisions.

For the nine months ended September 30, 2006, revenues increased $6.4 million or 14.5%, as compared to the prior year period.  This was primarily due to a $7.1 million increase in the Audio and Video Content Distribution segment offset partially by a net decrease in the Product Sales segment.  The increase in the Audio and Video Content Distribution segment resulted from $6.3 million of additional revenue from the recently merged FastChannel division included in the period and $0.8 million of sales volume increases.  The decrease in the Product Sales segment is primarily the result of $0.9 million less deferred revenue recognized in the current year period as all such contracts expired in the second quarter of 2006.

Cost of Revenues.    For the three months ended September 30, 2006, cost of revenues increased $1.2 million, or 13.9%, from the prior year period. This increase was a direct result of increased revenues, offset by operating efficiencies achieved through consolidating the customer operations activities in the Audio and Video Content Distribution segment.  For the nine months ended September 30, 2006, cost of revenues decreased $1.8 million, or 6.5%, from the prior year period.  The largest reductions came from operating efficiencies achieved through consolidating the customer operations activities in the Audio and Video Content Distribution segment.

Sales and Marketing.    Sales and marketing expense increased $0.3 million, or 27.5%, for the three months ended September 30, 2006 primarily due to $0.3 million incurred in the new FastChannel division included in the period.  Sales and marketing expense decreased $0.2 million, or 5.2%, for the nine months ended September 30, 2006, primarily due to the elimination of redundant expenses in acquired companies in 2005.

Research and Development   For the three months ended September 30, 2006, research and development expenses increased $0.4 million, or 94.1%, from the prior year period primarily due to $0.3 million incurred in the FastChannel division.  For the nine months ended September 30, 2006, research and development expenses increased $0.3 million, or 24.2%, from the prior year period, again primarily due to $0.5 million incurred in the FastChannel division.

General and Administrative.    For the three months ended September 30, 2006, general and administrative expenses increased $1.0 million, or 48.3%, from the prior year period due primarily to $0.5 million of general and administrative costs incurred in the recently merged FastChannel division that are included in the period and $0.4 million from increased professional legal fees.  For the nine months ended September 30, 2006, general and administrative expenses increased $2.3 million, or 41.3%, from the prior year period due to the combined impact of a one-time $0.5 million operating expense reduction that occurred in 2005 related to the re-negotiation of an existing service agreement, $0.8 million of general and administrative costs incurred in the recently merged FastChannel division that are included in the period, $0.2 million of stock based compensation expense and $0.4 million from increased professional fees.

Depreciation and Amortization.    Depreciation and amortization expense increased $1.5 million, or 86.5%, during the three months ended September 30, 2006, primarily due to $0.9 million of depreciation of fixed assets acquired from FastChannel, $0.2 million from the acceleration of depreciation on certain network equipment to be retired at the end of December 2006, and $0.3 million from the impairment of licenses related to our investment in Verance.  Depreciation and amortization expense increased $2.2 million, or 46.4%, during the nine months ended September 30, 2006, primarily due to $1.6 million of depreciation and amortization of assets acquired from FastChannel, $0.2 million from the acceleration of depreciation on certain network equipment to be retired at the end of December 2006, and $0.3 million from the impairment of licenses related to our investment in Verance.

Restructuring Charges.    Restructuring charges of $0.1 and $0.4 million incurred in the three and nine month periods ended September 30, 2005 did not recur in 2006.  These charges were primarily for office consolidations and closures in 2005.

Reduction in fair value of investments.  During the three and nine months ended September 30, 2006, a loss from the reduction in fair value of investments of $4.8 million occurred as the Company’s evaluation determined that its investment in Verance was other-than-temporarily impaired and the Company fully impaired the investment value.

Interest and Other Expense.    Interest and other expense increased $0.2 million, or 42.2%, for the three months ended September 30, 2006, as compared to the prior year period due to increased interest expense incurred on higher debt balances in the 2006 period incurred for acquisitions and working capital. The Company refinanced all of its debt in February 2006 with a new lender and again in May 2006 to finance the acquisition of its recently merged FastChannel division.  Interest and other expense increased $0.5 million, or 32.6%, for the nine months ended September 30, 2006 as compared to the prior year period also due to increased interest expense incurred on higher debt balances in the 2006 period incurred for acquisitions and working capital.

Provision for Income Taxes.   During the three months ended September 30, 2006, the Company has recorded a valuation allowance on the deferred tax asset created as a result of the write down of its investment in Verance.  A valuation allowance was deemed necessary since the Company does not have adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely that not.  Other than the aforementioned, the Company has no other valuation allowance on the remainder of its deferred tax assets.

In the prior year, for the three and nine months ended September 30, 2005, the Company’s effective tax rate was 38%.  This effective tax rate remained constant during the three and nine months ended September 30, 2006 except as net income was impacted by the valuation allowance recorded for the Company’s write down of its investment in Verance.  As compared to the prior year, income tax expense for the three months ended September 2006 increased $0.9 million or 172.0%, as a result of the increase in net income before taxes excluding the amount of the reduction in fair value of the long-term investment.

For the nine months ended September 30, 2006, income tax expense increased $1.5 million also as a result of the increase in net income before taxes excluding the amount of the reduction in fair value of the long-term investment.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the nine months ended September 30, 2006 was $3.5 million compared to net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2005. The decrease of $1.3 million in net cash provided by operating activities is primarily due to the increase in payments made to vendors during the nine month period of 2006 relative to payments made in the same quarter of 2005.  This includes payments on accounts owed by FastChannel at the time of the merger.

The Company purchased equipment and made capital additions of $1.1 million during the nine months ended September 30, 2006, down from the $2.5 million for the nine months ended September 30, 2005. This was the result of timing of network improvements made in 2005 and fewer capital projects in 2006.

Net borrowings (or repayments) of long-term debt and capital leases was $4.3 million for the nine months ended September 30, 2006 versus ($0.3) million for the nine months ended September 30, 2005. This fluctuation was due to the new credit facility obtained by the Company in February 2006 which was drawn against to payoff the prior credit facility and provide working capital in addition to the additional funds received at the refinancing of the new credit facility in May 2006 that was done to facilitate the merger with FastChannel. In 2005, operating activities provided sufficient funds to reduce the line of credit in place at that time.

On February 10, 2006, the Company entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the prior senior secured credit facility.  On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million, made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which $12.0 million is drawn as of September 30, 2006.  Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’ subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from Media DVX.  The term loan matures on May 31, 2009.  The revolving loans mature on June 30, 2011.  At September 30, 2006, the loan interest rate was approximately 8.2%.

At September 30, 2006 the Company’s sources of liquidity included cash and cash equivalents of $8.1 million while the Company’s debt consisted of a term loan totaling $5.0 million to the prior owners of Media DVX, a term loan to Wachovia Bank, N.A. totaling $20.0 million, the above referenced $15.0 million revolving credit facility and $0.5 million of capital lease obligations. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

The Company filed a shelf registration statement with the SEC in October 2006. As a result of the shelf registration, the Company may offer, from time to time, 2,500,000 shares of common stock.  As of September 30, 2006, no shares had been sold pursuant to this registration statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company provides services to entities located outside of the United States, primarily in Canada and in England.  However, due to the relative volume of business conducted in these countries, the Company believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of the Company’s credit facility.

The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement. The loan currently bears interest at a rate of approximately 8.2%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.3 million.

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company maintains a system of disclosure controls and procedures that is designed to ensure information required to be disclosed by the Company is recorded, processed, summarized, and reported management, including our chief executive officer and chief financial officer, in a timely manner.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on August 24, 2006, at which, in addition to electing three directors, the shareholders were asked (i) to approve a proposal to amend the Company’s Certificate of Incorporation adopted and recommended by the board of directors to change the name of the Company to “DG FastChannel, Inc.”, (ii) to ratify and approve the Company’s 2006 employee stock purchase plan, (iii) to ratify and approve the Company’s 2006 longterm stock incentive plan, and (iv) to ratify the selection of KPMG LLP as the

Company’s independent accountants for the fiscal year ended December 31, 2006. The results are as follows:

Matter	Votes For	Votes Against/ Withheld	Abstentions and Broker Non-Votes
To approve a proposal to amend the Company’s Certificate of Incorporation adopted and recommended by the board of directors to change the name of the Company to “DG FastChannel, Inc.”.	8,097,113	36,650	4,553,087

To ratify and approve the Company’s 2006 employee stock purchase plan.	5,752,529	216,012	6,718,308

To ratify and approve the Company’s 2006 longterm stock incentive plan.	5,172,189	850,901	6,663,760

To ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006.	8,075,174	35,424	4,576,252

Item 6.  EXHIBITS

Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporaton of Digital Generation Systems, Inc.
3.2	Certificate of Amendment to the Certificate of Incorporaton of Digital Generation Systems, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: November 14, 2006	By:	/S/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (Principal Accounting Officer)