Form 10-K
period 2006-12-31
DG FastChannel, Inc
filed 2007-04-02
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

(972) 581-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $177.6 million as of December 31, 2006, and approximately $52.9 million as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2007, the registrant had 15,849,796 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission.

DG FASTCHANNEL, INC.

PART I

ITEM 1.                BUSINESS

General

DG FastChannel, Inc. (the “Company” or “DGF”) is the leading provider of digital technology services that enable the electronic delivery of advertisements from advertising agencies to traditional broadcasters and other media outlets. We operate a nationwide digital network out of our Network Operation Center (“NOC”), located in Irving, Texas, which links more than 5,000 advertisers and advertising agencies with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada. Through our NOC, we deliver video, audio, image and data content that comprise transactions among advertisers and various media outlets, including those in the broadcast industries.

For the year ended December 31, 2006, we provided delivery services for 18 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to electronic delivery of video and audio advertising content. Our primary source is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We offer a digital alternative to dub and ship delivery of spot advertising. We generally bill our services on a per transaction basis.

Our services include online creative research, media production and duplication, distribution, management of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge through our website (www.dgfastchannel.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Industry Background

We believe there are approximately 11,000 commercial radio and 4,500 television, cable and network broadcast stations in the United States. These stations primarily generate revenue by selling airtime to advertisers. In addition, there are approximately 8,100 daily and weekly newspapers in circulation in the United States. Newspapers also primarily generate revenues from advertising. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Television advertising is characterized as network or spot, depending on how it is purchased and distributed. Network advertising typically is delivered to stations as part of a network feed (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

Advertising agencies and advertisers use third-party service companies to ensure their media assets are delivered to multiple broadcast destinations on a time-sensitive basis. Certain advertising campaigns can be extremely complex and include dozens of commercial television and radio spots which may require delivery to hundreds of discrete media locations across the United States. Additionally, advertising agencies and advertisers require certain quality control standards, web-based order management capabilities and certain tagging/editing functions by the third party service provider. Finally, these service providers must offer immediate confirmation of the delivery of the commercial content to the media outlet and detailed billing services.

Spot advertising airtime is typically purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers, their agencies and media buying firms select individual stations or groups of stations to support marketing objectives, which usually are based on the stations’ geographic and demographic characteristics. The actual commercials or spots are typically produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups are also produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations, and can be delivered physically, via the traditional dub and ship method, or electronically.

While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content still include manual duplication and physical delivery of analog tapes. Many companies, commonly known as dub and ship houses, duplicate audio and video tapes, assemble them according to agency specified bills of material and package them for air express delivery. Advertisers and their agencies can choose to have advertising content delivered electronically via the Internet and satellite transmissions. Electronic transmission has several advantages over dub and ship delivery, including: cost, transmission time, labor, materials, quality of content and control of distribution. The amount of advertising content transmitted electronically has steadily increased, and we estimate that approximately 95% of radio spots and approximately 50% of video spots are now electronically distributed. We believe that these figures will continue to grow as advertisers continue to take advantage of the benefits of electronic distribution.

Radio and television continue to attract significant portions of the advertising dollars spent by advertisers and advertising agencies and represent powerful mediums for cost-effectively reaching large, targeted audiences and offer the accountability and returns that advertisers increasingly demand.

We believe there are several key drivers that are increasing the growth of digital delivery of advertising:

Increase in demand for reliable and rapid means of content delivery.   In recent years, technological innovations in digital media have been driven by increasing demand for reliable and rapid means of information transfer, particularly in the broadcast and telecommunications industries. Digital distribution technologies are increasingly used for distributing media in forms such as audio, video, text and data. Digitized information has many advantages including ease and efficiency of storage, manipulation, transmission and reproduction, with less degradation and in greater volumes than traditional analog or hard copy formats.

Government mandate to transition to digital broadcasting.   On February 1, 2006, the U.S. Congress passed legislation, which was signed by the President on February 8, 2006 establishing the deadline for the transition from analog to digital broadcasting by February 17, 2009. Most networks currently broadcast and are expected to continue to broadcast both analog and digital programming until February 17, 2009, when all analog broadcasting must terminate. The shift to digital provides improved picture quality and preserves network capacity by using various compression technologies. This government mandate has created strong momentum in the shift to high definition television (“HDTV”), broadcasting because of the complementary aspects between digital-only and HDTV broadcasting, which we believe will encourage the broadcast industry to move to an entirely digital work stream, including the electronic delivery of digital advertising.

Increase in adoption and popularity of High Definition Television.   Consumer demand for superior quality, declining HDTV set prices and increasing availability of HDTV content are driving the rapid growth in HDTV adoption, with the United States leading the charge. Currently, all major broadcasters are delivering prime time content via HD broadcasting and, though advertisements are still mainly delivered in standard definition with the broadcast industry shifting towards HD, we believe that advertising will soon follow. As local television stations work towards upgrading their infrastructure to enable HDTV signals, advertisers are increasing the number of HDTV commercials, which we believe will likely require digital distribution.

Emergence of video advertising content on the Internet.   The confluence of a successful online advertising industry and the penetration of personal broadband connections creates a strong platform for the Internet to become a significant medium with respect to video advertisements. The increase in broadband subscribers is fueling the accelerating growth in streaming media. Largely due to this growth in broadband usage, the Internet has become a widely used medium for distributing and receiving audio and video content. As the volume and quality of dynamic content progresses, we believe that there will be significant growth in video advertising over the Internet and that advertisers will look to existing digital content distributors to provide the necessary capabilities to successfully leverage this emerging medium.

Services

Our suite of innovative services seek to address the needs of advertisers at various stages along the value chain of advertisement creation and delivery. These include idea generation, production and duplication, content distribution, media asset management and broadcast verification products. By offering services that encompass multiple stages of content creation and delivery, we are able to simplify the workflow process for advertisers. We believe our solutions offer advertisers tools essential to the creation and strategic distribution of advertisements in a cost effective manner. Our services address our clients’ needs for efficient, accurate and reliable solutions for the development and delivery of advertising content across a wide spectrum of media, and include the following offerings:

Online Creative Research.   We own and maintain an online database of content and credits of U.S. television commercials for the advertising and TV commercial production industry. We believe that this is the most comprehensive online television commercial information service available to advertising agencies and production companies. Our SourceEcreative (formerly known as “Source TV”) database includes information relating to commercials, individuals and companies. Customers can use our robust search engine specifically designed for the advertising industry. SourceEcreative allows users to find out which director, post house, composer or other production resource worked on specific spots, enabling advertising agencies to identify creative and production resources, and to accelerate their creative development process. Information can be provided via fax, phone, e-mail or over the Internet. SourceEcreative services most of the major U.S. advertising agencies and production companies, as well as television networks, programs and industry associations.

Media Production and Duplication.   Our production and duplication capabilities allow us to provide customers with ancillary services, which are offered in addition to our primary distribution service. Our services include storage of client masters or storyboards, editing of materials, tagging content, dubbing, video duplication and copying of media onto various physical multimedia formats, such as CD, DVD or tape. We believe these add-on service offerings allow us to better service our customers by reducing the number of vendors necessary to create and distribute advertisements.

Distribution.   We provide primarily electronic and, to a lesser extent, physical distribution of broadcast advertising content to broadcast stations throughout the United States and Canada. Through our NOC, we operate a digital network, currently connecting more than 5,000 advertisers and advertising agencies with more than 4,500 television, cable and network broadcast destinations, over 10,000 radio stations, and over 6,500 print publishing destinations across the United States and Canada. Our network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. Our technologically advanced digital network delivers near master quality audio or video to broadcasters, which is equal or superior to the content currently delivered on dub and ship analog tapes. Our network routes transmissions to stations through an automated online transaction and delivery system, enabling delivery in as little as one hour after an order is received.

•       Video.   We receive video content electronically at our NOC primarily via our proprietary FTP software that is deployed in video production studios. Video content also can be received through our various regional customer service locations and collection points throughout the United States. When video spots are received, our employees quality assure the spots and release the video to the NOC, where it is combined with the customer’s electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to DG FastChannel Spot Boxes that we have placed in television stations and cable interconnects.

•       Audio.   Audio content can be uploaded via the Internet electronically. In addition, audio can be received using our Upload Internet audio collection system. When audio spots are received, our employees quality assure the audio content and then initiate the electronic transaction to transmit various combinations of audio to designated radio stations. Audio transmissions are delivered over broadband connections to servers that we place in each radio station on the network, where the content will be available to the station on demand. Alternatively, these transmissions can be downloaded from our website.

•       Print.   Print content can be uploaded via the Internet electronically into our print media distribution system. Print transmissions are delivered over the Internet to various newspaper locations via proprietary web-based software applications. The print transmissions are modified to the specific format as required by the individual newspapers.

Video and audio transmissions are received at designated television and radio stations on DG FastChannel-owned servers, called DG FastChannel Spot Boxes, Receive Playback Terminals, Client Workstations and Digital Media Managers. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station and format for subsequent broadcast. Through our NOC, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

We offer various levels of digital video and audio distribution services from our NOC to advertisers distributing content to broadcasters. These include the following: DGFC Priority, a service which guarantees arrival of the first spot on an order within one hour; DGFC Express, which guarantees arrival within four hours; DGFC Standard, which guarantees arrival by noon the next day; and DGFC Economy, which guarantees arrival by noon on the second day. We also offer a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours.

In addition to our standard services, we have developed unique products to service markets with particular time-sensitive delivery needs, including the delivery of political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

Media Asset Management.   Our digital media asset management solution simplifies spot management, access, storage and collaboration for our customers. Our media asset management solution is integrated with our distribution system, enabling automatic archiving of trafficked spots, online search, send-for-review and review-and-approval capabilities, automated digital storyboarding, streaming previews, a comprehensive order and market data history for each spot, script attachment capability and online search, sort, retrieve and hardcopy fulfillment.

Broadcast Business Intelligence Products.   Our broadcast verification solution, through various alternative detection networks, allows our customers to monitor and confirm accurate airplay of their broadcast commercials. This service offering relies on remotely controlled tuners and servers operated by others in secure locations to monitor the stations in each market.

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to begin marketing for sale certain assets of two subsidiaries: StarGuide Digital Networks, Inc. and Corporate Computer Systems, Inc. These subsidiaries made up our previously reported Product Sales Segment. The Company determined that these businesses were no longer consistent with our strategic business goals. These assets include inventories, property and equipment and certain intangible assets. The Company completed the sale of the assets of Corporate Computer Systems for a price of $425,000 in March 2007 and has recorded a loss on sale of $1,163,000 related to this subsidiary. The sale of StarGuide is expected to result in a gain which will be recognized if the sale is completed.

Markets and Customers

A large portion of DGF’s revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DGF derives revenue from brand advertisers and advertising agencies, and from its marketing partners, which are typically dub and ship houses that have signed agreements with DGF to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DGF’s electronic delivery service in exchange for price discounts from DGF. The advertisements distributed by DGF are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal and cyclical variations.

Sales, Marketing and Customer Service

Brand Strategy.   DGF’s brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. DGF focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with DGF for a different reason. Agencies purchase services from DGF on behalf of their advertisers. Production studios facilitate the transmission of audio and video to DGF’s NOC. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

Internet/E-Commerce Strategy.   The SpotCentral online order entry and management system adds functionality to our online management tool that opens up our network so customers can see the status of their media asset as it moves from endpoint to endpoint—from the time it leaves their possession until it arrives at the media outlet. With new system architecture and user-friendly applications, SpotCentral provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across DGF’s massive digital network and confirm delivery at the station level through DGF’s powerful new media server, the DG Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process. SpotCentral was made available to the entire advertising marketplace in February 2005.

Sales.   DGF employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of DGF’s electronic distribution system and related products and services. In addition, DGF’s sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to DGF. A separate staff sells to and services audio and video dealers, who resell DGF’s distribution services. DGF currently has regional sales offices in New York, Los Angeles and Chicago. DGF’s sales force includes regional sales, inside sales, and telemarketing personnel.

Marketing.   DGF’s marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. DGF also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

DGF markets to broadcast stations to arrange for the placement of its Digital Media Managers, and DG Spot Boxes for the receipt of audio and video advertisements.

Customer Service.   DGF’s approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago, Detroit, New York and San Francisco. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOC for electronic distribution or, for off-line destinations, to DGF’s national duplication center in Louisville, Kentucky. DGF’s distributed service approach provides direct support in key market cities enabling DGF to develop closer relationships with clients as well as the ability to support client needs for local production services. DGF also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGF’s customer service operation centers are linked to DGF’s order management and media storage systems, and national distribution network. These resources enable DGF to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distribution model also provides DGF with significant redundancy and re-route capability, enabling DGF to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

Competition

DGF competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for DGF to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media postproduction, preparation, distribution and trafficking services. DGF plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

In the video marketplace, DGF competes with dub and ship houses across the country but additionally with a satellite-based video distribution network operated by Vyvx, an operating division of Willtel Communications, which is a wholly-owned subsidiary of Level 3 Communications, Inc. DGF also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGF believes that no such carriers have yet entered the market for spot distribution.

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

DGF expects competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound and video quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

Intellectual Property and Proprietary Rights

DGF primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. DGF currently has 27 patents issued with expiration dates ranging from June 2012 to September 2022 and eight other patent applications pending. DGF also has eleven trademark registrations, eight trademark applications and approximately 200 copyright registrations.

Employees

As of December 31, 2006, DGF had in its continuing operations a total of 376 employees, including 45 in research and development, 46 in sales and marketing, 242 in operations, and 43 in finance and administration. 372 of these employees are located in the United States and 4 are located in the United Kingdom. DGF’s employees are not represented by a collective bargaining agreement and DGF has not experienced a work stoppage. DGF considers its relations with its employees to be good.

DGF’s business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The loss of key management or technical personnel could materially adversely affect DGF’s operating results and financial condition. DGF believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and DGF may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on DGF’s operating results and financial condition.

ITEM 1A.        RISK FACTORS

In evaluating an investment in our Company, the following risk factors should be considered.

Risks Relating to the Industry

The media distribution products and services industry is divided into several distinct markets, some of which are relatively mature while others are growing rapidly. If the mature markets begin to decline at a time when the developing markets fail to grow as anticipated, it will be increasingly difficult to achieve and maintain profitability.

To date, our design and marketing efforts for our products and services have involved the identification and characterization of the broadcast market segments within the media distribution products and services industry that will be the most receptive to our products and services. We may not have correctly identified and characterized such markets and our planned products and services may not address the needs of those markets. Furthermore, our current technologies may not be suitable for specific applications within a particular market and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary.

While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for HD spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to achieve and maintain profitability.

To achieve and sustain profitability and growth, we must expand our product and service offerings beyond the broadcast markets to include additional market segments within the media distribution products and services industry. Potential new applications for our existing products in new markets include distance learning and training, finance and retail. While our products and services could be among the first commercial products that may be able to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services, our products and services may not be accepted by that market. In addition, it is possible that:

•       the convergence of several industry segments may not continue;

•       the markets may not develop as a result of such convergence; or

•       if markets develop, such markets may not develop either in a direction beneficial to our products or product positioning or within the time frame in which we expect to launch new products and product enhancements.

Because the convergence of digital networking, telecommunications, compression products and Internet services is new and evolving, the growth rate, if any, and the size of the potential market for our products cannot be predicted. If markets for these products fail to develop, develop more slowly than expected or become served by numerous competitors, or if our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized. Broad adoption of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict.

The industry is in a state of rapid technological change and we may not be able to keep up with that pace.

The advertisement distribution and asset management industry is characterized by extremely rapid technological change, frequent new products, service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers, including the need for HD spots. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations or cash flows will be harmed.

The marketing and sale of our products and services involve lengthy sales cycles. This makes business forecasting extremely difficult and can lead to significant fluctuations in quarterly results.

Due to the complexity and substantial cost associated with providing integrated product and services to provide audio, video, data and other information across a variety of media and platforms, licensing and selling products and services to our potential customers typically involves a significant technical evaluation. In addition, there are frequently delays associated with educating customers as to the productive applications of our products and services, complying with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain customers have even longer purchasing cycles that can greatly extend the amount of time it takes to place our products and services with these customers. Because of the lengthy sales cycle and the large size of our potential customers’ average orders, if revenues projected from a specific potential customer for a particular quarter are not realized in that quarter, product revenues and operating results for that quarter could be harmed. Revenues will also vary significantly as a result of the timing of product and service purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

Because expense levels such as personnel and facilities costs, are based, in part, on expectations of future revenue levels, if revenue levels are below expectations, our business, financial condition, results of operations or cash flows will be harmed.

Seasonality in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

On a historical basis, the industry has experienced lower sales for services in the first quarter, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. Nevertheless, in any single period, product and service revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In addition, we have historically operated with little or no backlog. The absence of backlog and fluctuations in revenues and costs due to seasonality increases the difficulty of predicting our operating results.

The markets in which we will operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resource seek to expand their market share.

Competition within the markets for media distribution is intense. Moreover, these markets have become increasingly concentrated in recent years as a result of acquisitions. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions. In addition, the assertion of intellectual property rights by others and general market and economic conditions factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

While we offer products and services focused on the electronic distribution of media, we compete with dub and ship houses and production studios. Although many dub and ship houses and production studios, such as Point.360, generally do not offer electronic delivery, they often have long-standing ties to local distributors that can be difficult to replace. Many of these dub and ship houses and production studios also have greater financial, distribution and marketing resources than we and have achieved a higher level of brand recognition. Production studios, advertising agencies and media buying firms also could deliver directly through entities with package delivery expertise such as Federal Express, United Parcel Service, the United States Postal Service and DHL.

In addition, we compete with a satellite-based video distribution network operated by Vyvx, an operating division of Willtel Communications, which is a wholly-owned subsidiary of Level 3 Communications, Inc. We also anticipate that certain common and/or value-added telecommunications carriers and other companies, such as Pathfire, may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although we believe that no such carriers have yet entered the market for spot distribution in any significant way.

With respect to new markets, such as the delivery of other forms of content to radio and television stations, competition is likely to come from companies in related communications markets and/or package delivery markets. Some of the companies capable of offering products and services with superior functionality include telecommunications providers, such as AT&T, MCI and other fiber and telecommunication companies, each of which would enjoy materially lower electronic delivery transportation costs. Radio networks such as ABC Radio Networks or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

Further, other companies may in the future focus significant resources on developing and marketing products and services that will compete with ours.

We have identified video advertising on the Internet as a potential business opportunity. This business is currently undergoing rapid change with many different companies providing innovative technology and solutions to advertisers and advertising agencies. Some of these companies capable of providing these services have established technologies and customer bases. Additionally, there is no assurance we will be able to compete on this level. Additionally, we are unsure of the amount of investment required to enter this new and quickly changing market.

Risks Related to the Company

We have a history of losses which must be considered in assessing our future prospects.

2003 was the first year we reported net income after having been unprofitable since our inception. While we reported profit again in 2004, we experienced a loss in 2005 and 2006. In 2002, we were profitable only after excluding the effect of a change in accounting principle. We could continue to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continually upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve and sustain profitability.

We may not be able to obtain additional financing to satisfy our future capital needs.

We intend to continue making capital expenditures to market, develop, produce and deploy at no cost to our customer the various equipment required by the customers to receive our services and to introduce additional services. In addition, we will need to make the investments necessary to maintain and improve our network. We also expect to expend capital to consummate any mergers and acquisitions that we undertake in the future. We may require additional capital sooner than currently anticipated and may not be able to obtain additional funds adequate for our capital needs. We cannot predict any of the factors affecting the revenues and costs of these activities with any degree of certainty. Accordingly, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions.

Furthermore, additional financing may not be available to us, or if it is available, it may not be available on acceptable terms. Our inability to obtain the necessary financing on acceptable terms may prevent us from deploying our products and services effectively, maintaining and improving our products and network and completing advantageous acquisitions. Our inability to obtain the necessary financing could seriously harm our business, financial condition, results of operations and prospects. Consequently, we could be required to:

•       significantly reduce or suspend our operations;

•       seek an additional merger partner; or

•       sell additional securities on terms that are highly dilutive to our stockholders.

Our business is highly dependent upon radio and television advertising. If demand for, or margins from, our radio and television advertising delivery services decline, our business results will decline.

We expect that a significant portion of our revenues will continue to be derived from the delivery of radio and television advertising spots from advertising agencies, production studios and dub and ship houses to radio and television stations in the United States. A decline in demand for, or average selling prices of, our radio and television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business, financial condition, results of operations and prospects:

•       competition from new advertising media;

•       new product introductions or price competition from competitors;

•       a shift in purchases by customers away from our premium services; and

•       a change in the technology used to deliver such services.

Additionally, we are dependent on our relationship with the radio and television stations in which we have installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership or discontinue the use of our equipment in any way, our business, financial condition, results of operations and prospects would be harmed.

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

Our inability to maintain units necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our NOC and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure you that the maintenance of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

In addition, we believe that to more fully address the needs of video delivery customers we have developed a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other U.S. markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

While we are taking the steps we believe are required to achieve the network capacity and scalability necessary to deliver video content, such as HDTV content, reliably and cost effectively as video advertising delivery volume grows, we may not achieve such goals because they are highly dependent on the services provided by our telecommunication providers and the technological capabilities of both our customers and the destinations to which content is delivered. If our telecommunication providers are unable or unwilling to provide the services necessary at a rate we are willing to pay or if our customers and/or our delivery destinations do not have the technological capabilities necessary to send and/or receive video content, our goals of adequate network capacity and scalability could be jeopardized.

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

We rely on bandwidth providers or other third parties for key aspects of the process of providing products and services to our customers, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including bandwidth providers. Any disruption in the network access services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We license technology from third parties to facilitate aspects of our connectivity operations. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact our relationship with users and adversely affect our business and could expose us to liabilities to third parties.

If we were no longer able to rely on our existing providers of transmissions services, our business and results of operations could be harmed affected.

We obtain our local access transmission services and long distance telephone access through contracts with Sprint, which expires in November 2007, and MCI, which expired in March 2007. While our MCI service continues on a month-to-month basis with no contract, we are evaluating which service provider(s) we will select for future needs. The agreement with Sprint provides for reduced pricing on various services provided in exchange for minimum purchases of $1.0 million for each year of the Sprint contract and the MCI contract provided reduced pricing in exchange for minimum purchases of $0.5 million for 2006. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

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

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our provision of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our NOC could result in lengthy interruptions in our service.

We have experienced system failures in the past and may in the future. Any unscheduled interruption in our service puts a burden on our entire organization and may result in a loss of revenue. If we experience frequent or persistent system failures in our NOC or web-based management systems, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

•       changes in coverage and financial estimates by securities analysts;

•       changes in market valuations of networking, Internet and telecommunications companies;

•       fluctuations in stock market prices and trading volumes, particularly fluctuations of stock prices quoted on the Nasdaq Global Market; and

•       sale of a significant number of shares of our common stock by us or our significant holders.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of substantial amounts of our shares (including shares issuable upon exercise of outstanding options and warrants to purchase our common stock) may cause substantial fluctuations in the price of our common stock. Because investors would be more reluctant to purchase shares of our common stock following substantial sales, the sale of these shares also could impair its ability to raise capital through the sale of additional stock.

Our inability to enter into or develop strategic relationships in key market segments could harm our operating results.

Our strategy depends in part on the development of strategic relationships with leading companies in key market segments, including media broadcasters and digital system providers. We may not be able to successfully form or enter into such relationships, which may jeopardize our ability to generate sales of our products or services in those segments. Specific product lines are dependent to a significant degree on strategic alliances and joint ventures formed with other companies. Various factors could limit our ability to enter into or develop strategic relationships, including, but not limited to, our relatively short operating history, history of losses and the resources available to our competitors. Moreover, the terms of strategic alliances and joint ventures may vest control in a party other than us. Accordingly, the success of the strategic alliance or joint venture may depend upon the actions of that party and not us.

Insiders have substantial control over us which could limit others’ ability to influence the outcome of key transactions, including changes in control.

As of December 31, 2006, our executive officers and directors and their respective affiliates owned approximately 17% of our common stock. As a result, these stockholders may be able to control or significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if a change of control is in the best interest of all stockholders.

Our business may be harmed if we are not able to protect our intellectual property rights from third-party challenges.

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

We recently acquired FastChannel Network Inc., Media DVX, Inc., SourceEcreative and the Broadcast Division of Applied Graphics Technologies, Inc., each of which became our wholly-owned subsidiary. Our business strategy will include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

•       the difficulty of assimilating the operations and personnel of the acquired companies;

•       the potential disruption of our business;

•       the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

•       difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

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

Certain provisions of our bylaws may have anti-takeover effects that could prevent a change in control even if the change would be beneficial to its shareholders.

We have a classified board which might, under certain circumstances, discourage the acquisition of a controlling interest of its stock because such acquirer would not have the ability to replace these directors except as the term of each class expires. The directors are divided into three classes with respect to the time for which they hold office. The term of office of one class of directors expires at each annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

Our board of directors may issue, without stockholder approval, preferred stock with rights and preferences superior to those applicable to the common stock.

Our certificate of incorporation includes a provision for the issuance of “blank check” preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to or approval of stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might result in a decrease in the price of the common stock.

We depend upon a number of single or limited-source suppliers, and our ability to produce audio and video distribution equipment could be harmed if those relationships were discontinued.

We rely on fewer than five single or limited-source suppliers for integral components used in the assembly of our audio and video units. If a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, this would delay our deployment of audio and video units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may in the future become our competitors, possibly entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling our products or components to us at commercially reasonable prices or completely stop selling our products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign our products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we was able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our products, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

We determined that there was a material weakness in our disclosure controls and procedures related such that those controls and procedures were not effective as of December 31, 2006 and December 31, 2004. In the event a material weakness occurs again in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements.

For the year ended December 31, 2006, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting for business combinations and stock compensation as of December 31, 2006. For the year ended December 31, 2004, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting for income taxes as of December 31, 2004. In the event that this or any other material weakness occurs in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements, either of which could result in a decrease in our stock price.

The Public Company Accounting Oversight Board, or PCAOB, is conducting an annual inspection of our external auditors and we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information in our financial statements which it believes could have been reported differently.

The PCAOB is conducting an inspection of our external auditors, KPMG LLP, and their audit of our financial statements as of and for the year ended December 31, 2005. The PCAOB is a private agency established to oversee the auditors of publicly held companies, and the PCAOB conducts annual inspections on all large public accounting firms that audit the financial statements of publicly held companies. As part of this inspection, the PCAOB has selected, among others, to review KPMG LLP’s audit of our financial statements as of and for the year ended December 31, 2005. The PCAOB’s inspection of KPMG LLP is ongoing and there can be no assurance as to when it will be completed. In addition, we cannot assure you that in the course of this inspection, the PCAOB will not identify additional information contained in our historical financial statements which it believes could have been reported differently, or the prospective impact of any such items on our financial statements.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and harm our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s Auditing Standard No. 2, or Standard No. 2 and proposed Standard No. 5, which is expected to replace Standard 2, provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management’s assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would harm our stock price.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under Section 404 in a timely manner, we and our auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

The Company’s principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in 2011. In addition, the Company leases approximately 6,400 square feet in Dallas, TX which is occupied by production personnel and expires in 2013; approximately 9,100 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2010; approximately 15,600 square feet in New York which is occupied by production service and sales personnel and expires in 2011; approximately 15,300 square feet in Los Angeles occupied by production service and sales personnel which expires in 2011; approximately 1,900 square feet in San Francisco occupied by sales personnel which expires in 2008; 4,500 square feet in Detroit, which is occupied by production service and sales personnel which expires in July 2007; 19,200 square feet in Wilmington, Ohio that expires in 2009 which is being sublet to a lessee; 18,500 square feet in Chicago, which is occupied by production service and sales personnel which expires in 2011; 1,000 square feet near Boston, Massachusetts, which is occupied by administrative personnel which expires in October 2007; and 200 square feet in Austin, Texas, which is occupied by administrative personnel which expires in October 2007. In addition, the Company leases an office in Boca Raton, Florida that is approximately 2,600 square feet and includes sales, operations and administrative staff for SourceEcreative, which expires in 2009; and 800 square feet in London, England, which is occupied by sales personnel which expires in 2009.

ITEM 3.                LEGAL PROCEEDINGS

On February 2, 2006, a subsidiary of the Company initiated an arbitration proceeding against Pathfire, Inc. Our subsidiary seeks unspecified damages suffered due to Pathfire’s alleged breach and wrongful termination of a Technology License and Services Agreement between Pathfire and Media DVX, Inc., which agreement was acquired by our subsidiary in April 2005. Pathfire has asserted a breach of contract counterclaim against our subsidiary and seeks damages in the approximate amount of $387,000. A hearing is scheduled for May 2007, at which the arbitrator is expected to decide whether Pathfire is liable for breaching an exclusivity and non-competition clause in the agreement. Discovery is in progress.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company has been traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol DGIT since the Company’s initial public offering on February 6, 1996. Prior to that time there was no public market for the Company’s Common Stock or other securities. On May 26, 2006 the Company’s common stock was reverse split on a 1-for-10 basis.

The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2005 to December 31, 2006. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2006		Fiscal Year Ended 2005
	High	Low	High	Low
First Quarter	$7.40	$5.20	$15.80	$10.60
Second Quarter	5.75	5.30	13.50	9.60
Third Quarter	10.64	5.50	9.80	6.00
Fourth Quarter	13.53	10.81	7.10	4.70

The prices shown are adjusted to give effect for the 1-for-10 reverse split on May 26, 2006.

The following table sets forth the purchases of equity securities by the Company during the period January 1, 2005 to December 31, 2005. No purchases were made during 2006. All purchases shown below were made on the open market during the time periods specified.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Plan
January 1, 2005 to December 31, 2005	10,800	$14.60	56,371	$2,747,827

(1)          The authorization by the Board of Directors to repurchase of up to $3.5 million of its common stock was announced to the public via a press release filing on Form 8-K on November 30, 2004. No expiration date was specified.

As of February 28, 2007, the Company had issued 15,899,235 and outstanding 15,842,865 shares of its common stock. As of February 28, 2007, the Company’s common stock was held by approximately 312 stockholders of record. The Company estimates that there are approximately 5,749 beneficial stockholders.

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Table

The table set forth below compares the cumulative total stockholder return on the Common Stock between December 31, 2001 and December 31, 2006 with the cumulative total return of (i) the Nasdaq Non-Financial Stocks Index and (ii) the Nasdaq Computer and Data Processing Stocks Index, over the same period. This table assumes the investment of $100.00 on December 31, 2001 in the Common Stock, the Nasdaq Non-Financial Stocks Index and the Nasdaq Computer and Data Processing Stocks Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the table below are based upon historical data. The Company cautions that the stock price performance shown in the table below is not indicative of, nor intended to forecast, the potential future performance of the Common Stock. Information used in the graph was obtained from information published by Nasdaq and Research Data Group, Inc., sources believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among DG Fastchannel, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
DG FASTCHANNEL, INC.	100.00	96.40	201.80	112.61	48.65	121.44
NASDAQ NON-FINANCIAL STOCKS INDEX	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ COMPUTER & DATA PROCESSING STOCKS INDEX	100.00	72.13	91.67	104.54	107.98	122.16

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, this Stock Performance Graph shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	790,974	$10.15	1,097,500

(1)          This table excludes an aggregate of 441,692 shares issuable upon exercise of outstanding options and warrants assumed by the Company in connection with the Company’s merger with StarGuide Digital Networks, Inc. in January 2001. The weighted-average exercise price of the excluded options and warrants is $11.95 per share.

(2)          Excludes 99,269 available for issue under the Employee Stock Purchase Plan.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

The consolidated statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the consolidated balance sheet data at December 31, 2006, 2005, 2004, 2003, and 2002 are derived from the consolidated financial statements of the Company, which were audited by KPMG LLP, independent registered public accounting firm.

Amounts (except per share amounts) are shown in thousands:

Statement of Operations Data (for continuing operations):

	For years ended December 31,
	2006	2005	2004	2003	2002
Revenues:	$68,667	$51,824	$53,570	$47,928	$53,145
Costs and expenses:
Cost of revenues	33,322	32,184	28,941	23,871	26,336
Sales and marketing	4,240	3,915	4,264	3,970	4,011
Research and development	1,779	1,107	1,520	1,958	2,449
General and administrative	10,462	7,587	6,328	4,968	6,937
Restructuring charges	—	434	—	—	771
Impairment charges	—	—	1,048	—	—
Depreciation and amortization	8,563	6,348	5,143	5,685	6,476
Total expenses	58,366	51,575	47,244	40,452	46,980
Income from operations	$10,301	$249	$6,326	$7,476	$6,165
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—	—	—
Interest income and other (income) expense, net	(58)	—	—	—	—
Interest expense	2,844	2,990	1,284	211	680
Net income (loss) before income taxes and cumulative effect of change in accounting principle from continuing operations	$2,757	$(2,741)	$5,042	$7,265	$5,485

Provision (benefit) for income taxes	2,378	(768)	1,728	1,469	2,114
Net income (loss) before cumulative effect of change in accounting principle from continuing operations	$379	$(1,973)	$3,314	$5,796	$3,371
Cumulative effect of change in accounting principle	—	—	—	—	(130,234)
Net income (loss) after cumulative effect of change in accounting principle from continuing operations	$379	$(1,973)	$3,314	$5,796	$(126,863)
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)	(2,575)	(788)
Income tax benefit (expense)	209	(572)	6,071	978	266
Loss on disposal of discontinued operations, net of tax benefit	(698)	—	—	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)	(1,597)	(522)
Net income (loss) after cumulative effect of change in accounting principle	$(649)	$(1,090)	$3,204	$4,199	$(127,385)
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46	$0.81	$(17.94)
Basic net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.02)	$(0.22)	$(0.07)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44	$0.59	$(18.01)
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46	$0.77	$(17.92)
Diluted net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.02)	$(0.21)	$(0.07)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44	$0.56	$(17.99)
Basic weighted average common shares outstanding	10,568	7,378	7,277	7,137	7,072
Diluted weighted average common shares outstanding	10,568	7,378	7,320	7,489	7,081

Balance Sheet Data (continuing operations):

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$24,474	$1,886	$8,059	$7,236	$2,527
Working capital	25,106	1,722	9,054	9,206	2,150
Property and equipment, net	12,829	11,494	10,692	9,471	12,212
Total assets	172,996	110,065	102,027	78,357	80,070
Long-term debt, excluding current portion	15,650	20,834	8,447	2,400	4,548
Net assets (liabilities) of discontinued operations	2,441	3,242	1,928	7,097	(17,495)
Shareholders’ equity	141,886	80,207	79,432	75,474	70,004

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in the Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs, our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed elsewhere herein under the heading “Risk Factors”.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained herein might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to management or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. The following is a listing of our critical accounting policies and a brief discussion of each:

•       allowance for doubtful accounts;

•       revenue recognition;

•       long-lived assets and goodwill; and

•       deferred taxes and the deferred tax valuation allowance.

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. we specifically analyze trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a monthly basis and adjustments are recorded as deemed necessary.

Revenue Recognition.   We derive revenue from services which consist primarily of revenue for digital and analog audio, video, videotape distribution and media research resources.

Our services revenue from digital distribution of audio and video advertising content is billed based on a rate per transmission, and we recognize revenue for these services upon notification of successful transmission of the content at the broadcast destination. Revenue for distribution of analog audio and video content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier.

DGF recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. DGF analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. At the time of the transaction, DGF assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. DGF assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. DGF assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. For all sales, DGF uses either a binding purchase order or signed sales agreement as evidence of an arrangement. Shipping and handling revenues are included in product revenues and costs are included in product costs.

Long-Lived Assets and Goodwill.   DGF assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that DGF considers important which could trigger an impairment review include the following:

•       significant underperformance relative to expected historical or projected future operating results;

•       significant changes in the manner or use of the acquired assets or the strategy for DGF’s overall business;

•       significant negative industry or economic trends;

•       significant decline in its stock price for a sustained period; and

•       DGF’s market capitalization relative to net book value.

In 2006, DGF engaged a third party to evaluate the amount of goodwill and identifiable intangibles to record as a result of the acquisition of FastChannel Network, Inc.

If DGF determines that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, DGF assesses the recoverability of the long-lived or intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flow of the acquired operations. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting DGF’s average cost of funds. During this evaluation for the year ended December 31, 2005, DGF determined that the carrying value of a portion of its intangible assets was impaired. Accordingly, DGF recognized a loss of $0.1 million related to this impairment. During 2004, DGF upgraded its distribution network and, during the process, removed selected fixed assets from operating in the field. Certain of these fixed assets were not yet fully depreciated and, accordingly, their remaining book value became impaired. DGF recognized a loss of $1.0 million related to these assets that have been removed from service.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, DGF ceased amortization of goodwill beginning January 1, 2002 and evaluates goodwill for impairment at least annually. SFAS No. 142 requires DGF to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. As an overall check on the reasonableness of the fair values attributed to DGF’s reporting units, DGF is required to compare and contrast the aggregate fair values for all reporting units with DGF’s average total market capitalization for a reasonable period of time. SFAS No.142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. DGF completed its initial impairment review during the first quarter of 2002 and recorded an impairment of approximately $130.2 million, which is reported as a cumulative effect of change in accounting principle. There have been no further impairments of either long-lived assets or goodwill since 2002 other than those described above and as incurred when discontinuing operations.

Deferred Taxes and the Deferred Tax Valuation Allowance.   DGF has recorded both assets and liabilities for deferred taxes that arise as the result of temporary differences between amounts recorded for federal income tax purposes versus items recorded in accordance with generally accepted accounting principles. DGF offsets deferred tax liabilities against deferred tax assets for the purpose of financial statement disclosure.

DGF also has net operating loss carryforwards (NOLs) of approximately $99.8 million which will expire on various dates ranging from 2011 to 2025. Generally accepted accounting principles require that DGF record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that DGF will not be able to utilize them to offset future taxes. During 2003, DGF concluded that realization of a portion of its tax benefits was more likely than not. As a result, $4.4 million of the valuation allowance for deferred tax assets was reversed, resulting in a non-cash tax benefit of $1.4 million, which offset fiscal 2003 income tax expense of $1.9 million. The remaining $1.6 million reduction in the valuation allowance was due to the reduction in net deferred tax assets attributable to 2003 income.

At December 31, 2004, DGF has concluded that it was more likely than not that all deferred tax assets would ultimately be realized, so it reversed the remaining valuation allowance of $15.7 million. As a result, $6.7 million was recorded as a non-cash tax benefit, which offset income tax expense of $2.4 million. The remaining $9.0 million reduction in the valuation allowance related to acquired deferred tax assets and therefore was recorded as a reduction to goodwill. At December 31, 2005, DGF again concluded that it was more likely than not that all deferred tax assets would ultimately be realized. DGF considered several factors in concluding that it was more likely than not that DGF would fully utilize its deferred tax assets including four consecutive years of reporting taxable income and utilizing over $20 million of net operating loss carryforwards and that DGF management expects to continue to generate the earnings necessary to utilize its deferred tax assets in future years.

During 2006, the Company recorded a valuation allowance of $0.9 million related to the deferred tax asset created as a result of the impairment charge recorded for its investment in Verance. Additionally, the Company acquired approximately $33.7 million in NOL carryforwards in its acquisition of FastChannel and has maintained a full valuation allowance related to those NOL carryforwards. The Company will maintain a full valuation allowance on its acquired NOL carryforwards until the Company’s tax position can be completely assessed. In accordance with FAS 109, and any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill.

Adoption of Staff Accounting Bulletin No. 108.   On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 expresses the SEC Staff’s views regarding the process of evaluating materiality of financial statement misstatements. SAB No. 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for the Company for the year ended December 31, 2006. As allowed by SAB No. 108, the cumulative effect of the initial application of SAB No. 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded an increase to accrued liabilities of $0.1 million, an increase in deferred tax liabilities of approximately $0.3 million to record liabilities not previously identified and a decrease in retained earnings of approximately $0.4 million to correct errors in previous years that were considered immaterial under the Company’s previous method of evaluating materiality.

New Accounting Pronouncements

In September 2006, the SEC published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by the Company in the fourth quarter of 2006 is discussed in Note 2 to the financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. The Company has implemented this pronouncement effective at the beginning of the fiscal year ended December 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for the Company as of July 2, 2005, and did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We believe that the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain financial data for the years ended December 31, 2006, 2005, and 2004. Operating results for any period are not necessarily indicative of results for any future period. Amounts (except per share data) are shown in thousands.

	For years ended December 31,
	2006	2005	2004
Revenues:	$68,667	$51,824	$53,570
Costs and expenses:
Cost of revenues	33,322	32,184	28,941
Sales and marketing	4,240	3,915	4,264
Research and development	1,779	1,107	1,520
General and administrative	10,462	7,587	6,328
Restructuring charges	—	434	—
Impairment charges	—	—	1,048
Depreciation and amortization	8,563	6,348	5,143
Total expenses	58,366	51,575	47,244
Income from operations	$10,301	$249	$6,326
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—
Interest income and other (income) expense, net	(58)	—	—
Interest expense	2,844	2,990	1,284
Net income (loss) before income taxes from continuing operations	$2,757	$(2,741)	$5,042
Provision (benefit) for income taxes	2,378	(768)	1,728
Net income (loss) from continuing operations	$379	$(1,973)	$3,314
Discontinued operations:
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)
Income tax benefit (expense)	209	(572)	6,071
(Loss) on disposal of discontinued operations, net of tax benefit	(698)	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)
Net income (loss)	$(649)	$(1,090)	$3,204
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Basic net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.96
Diluted net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.46)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.02
Basic weighted average common shares outstanding	10,568	7,378	7,277
Diluted weighted average common shares outstanding	10,568	7,378	7,320

2006 versus 2005

Revenues.   For the year ended December 31, 2006, revenues from continuing operations increased $16.8 million or 32.5%, as compared to the prior year period. Revenues increased by $12.6 million due to the acquisition of FastChannel while the remainder of the increase was primarily from growth in the existing advertisement distribution operations.

Cost of Revenues.   For the year ended December 31, 2006, cost of revenues increased $1.1 million, or 3.5%, from the prior year. Increases in cost of revenues occurred at a lower rate than the increases in related revenues due to the elimination of redundant costs that would have otherwise occurred in FastChannel if it had not merged with the Company.

Sales and Marketing.   Sales and marketing expense increased $0.3 million, or 8.3%, for the year ended December 31, 2006 primarily due to incremental expenses related to sales support for the above noted incremental revenues attributable to the operations of FastChannel.

Research and Development.   For the year ended December 31, 2006, research and development expense increased $0.7 million, or 60.7%, primarily due to certain costs incurred after the FastChannel acquisition related to transitioning these duties from personnel in the FastChannel division to personnel in the Company’s existing engineering department.

General and Administrative.   For the year ended December 31, 2006, general and administrative expenses increased $2.9 million, or 37.9%, from the prior year due to increases in headcount and office locations resulting from the acquisition of FastChannel.  The FastChannel division incurred $1.1 million of these costs during the year even as attrition and lease terminations continued. Further, during 2005 we benefited from a one-time expense reduction of $0.5 million from the renegotiation of an existing service agreement.

Depreciation and Amortization.   Depreciation and amortization expense increased $2.2 million, or 34.9%, during the year ended December 31, 2006, primarily due to amortization of certain intangible assets of FastChannel which accounts for $1.9 million of the increase. The remaining portion of the increase is from intangibles acquired in the 2005 acquisition of MDX that incurred a full year’s amortization in 2006 as compared to a partial year in 2005.

Reduction in fair value of investments.   During the year ended December 31, 2006, a loss from the reduction in fair value of investments of $4.8 million occurred as the Company’s evaluation determined that its investment in Verance was other-than-temporarily impaired and the Company fully impaired the investment value.

Interest (income) expense and other (income) expense.   Interest and other expense decreased $0.2 million, or 6.8%, for the year ended December 31, 2006, as compared to the prior year period due to lower interest during periods late in 2006 in which the Company paid off portions of the debt with proceeds from common stock issued.

Provision for Income Taxes.   For the year ended December 31, 2006, the Company has recorded a valuation allowance on the deferred tax asset created as a result of the write down of its investment in Verance. A valuation allowance was deemed necessary since the Company does not have adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely that not. Other than the aforementioned, the Company has no other valuation allowance on the remainder of its deferred tax assets.

In the prior year ended December 31, 2005, the Company’s effective tax rate was 39.4%. This effective tax rate remained constant during the current year except as net income was impacted by the valuation allowance recorded for the Company’s write down of its investment in Verance.

For the year ended December 31, 2006, income tax expense related to continuing operations increased $3.1 million also as a result of the increase in net income before taxes from continuing operations. In 2004, the Company recorded a valuation allowance of $0.9 million related to the impairment charge recognized for its investment in Verance. No valuation allowance was recorded in 2005.

2005 versus 2004

Revenues.   For the year ended December 31, 2005, revenues decreased $1.7 million or 3.3%, as compared to the prior year period. $5.2 million in revenue reductions are the result of a more competitive rate environment and a decrease in distribution volumes, especially by automobile manufacturers and movie studios. In addition, the year ended December 31, 2004 contained $3.0 million in political revenues that did not recur in 2005. This decrease was partially offset by revenues increases of $0.5 million, $1.7 million, and $1.3 million related the acquisition of MDX, Broadcast, and SourceEcreative, respectively.

Cost of Revenues.   For the year ended December 31, 2005, cost of revenues increased $3.2 million, or 11.2%, from the prior year period. Increases in cost of revenues are attributable to the Company’s acquisition of MDX, Broadcast, and SourceEcreative, which account for increases of $0.7 million, $1.3 million, and $0.5 million, respectively.

Sales and Marketing.   Sales and marketing expense decreased $0.3 million, or 8.2%, for the year ended December 31, 2005 primarily due to the elimination of redundant expenses in acquired companies.

Research and Development.   For the year ended December 31, 2005, research and development expense decreased $0.4 million, or 27.2%, primarily due to increased capitalization of expenses related to internally developed software.

General and Administrative.   For the year ended December 31, 2005, general and administrative expenses increased $1.3 million, or 19.9%, from the prior year due to increases in headcount and office locations resulting from the acquisitions of Broadcast and SourceEcreative, each accounting for $0.2 million of increase. The remaining portion of the increase is due to increased professional fees of $0.5 million for audit, tax and legal costs related to acquired companies and higher costs of employee benefit of $0.2 million.

Depreciation and Amortization.   Depreciation and amortization expense increased $1.2 million, or 23.4%, during the year ended December 31, 2005, primarily due to depreciation and amortization of certain assets acquired from Broadcast, which accounts for $0.5 million of the increase, from SourceEcreative, which accounts for $0.3 million and from MDX which accounts for $0.4 million.

Restructuring charges.   DGF incurred restructuring charges of $0.4 during the year ended December 31, 2005. Restructuring charges relate to lease termination costs for redundant facilities in New York and severance benefits paid or accrued to employees hired in connection with the Broadcast acquisition, who were subsequently terminated.

Interest (income) expense and other (income) expense.   Interest and other expense increased $1.7 million, or 132.9%, for the year ended December 31, 2005, as compared to the prior year. Interest expense increased $0.7 million, or 56.7%, due to the debt incurred for acquisitions and working capital, as well as $0.9 million recorded to write off certain deferred loan fees as a result of DGF’s debt refinancing in April 2005 and debt covenant violation at December 31, 2005.

Provision for Income Taxes.   For the year ended December 31, 2005, as compared to the prior year, income tax benefit decreased $1.0 million, or 55.6%, due primarily to the reversal of DGF’s valuation allowance for deferred tax assets which occurred in December 2004. At December 31, 2005, DGF has no valuation allowance on its deferred tax assets. DGF considered several factors in concluding that it was more likely than not that DGF would fully utilize its deferred tax assets including four consecutive years of reporting taxable income and utilizing over $20 million of net operating loss carryforwards and that DGF management expects to continue to generate the earnings necessary to utilize its deferred tax assets in future years. Accordingly, DGF has not recorded a valuation allowance on its deferred tax assets.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the year ended December 31, 2006 was $9.6 million compared to net cash provided by operating activities of $5.4 million for the year ended December 31, 2005. The increase of $4.2 million in net cash provided by operating activities is primarily due to net income as increased by the amounts of non-cash charges such as depreciation of $1.3 million, amortization of $1.2 million, deferred taxes of $5.4 million, and the reduction in fair value of long-term investment of $4.8 million partially offset by a net decrease in net operating assets and liabilities of $8.0 million.

The Company purchased equipment and made capital additions of $3.1 million during the year ended December 31, 2006, comparable to the $3.0 million for the year ended December 31, 2005. In the year ended December 31, 2006, the Company used $4.8 million in cash to acquire an investment in the common stock of Point.360, Inc. The Company had used $5.1 million in 2005 to acquire an ownership interest investment in Verance, Inc.

Net repayments of long-term debt and capital leases was $10.4 million for the year ended December 31, 2006 versus ($0.5) million for the year ended December 31, 2005. This fluctuation was due to the new credit facility obtained by the Company in February 2006 which was drawn against to payoff the prior credit facility and provide working capital in addition to the additional funds received at the refinancing of the new credit facility in May 2006 that was done to facilitate the merger with FastChannel. In 2005, operating activities provided sufficient funds to reduce the line of credit in place at that time.

On February 10, 2006, the Company entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the prior senior secured credit facility. On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million, made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million. None of the revolving line of credit was drawn as of December 31, 2006. Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’ subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but excludes the stock and assets of its subsidiary that owns the assets acquired from Media DVX. The term loan matures on May 31, 2009. The revolving loans mature on June 30, 2011. At December 31, 2006, the interest rate on the outstanding term loan was approximately 7.4%.

At December 31, 2006 the Company’s sources of liquidity included cash and cash equivalents of $24.5 million while the Company’s debt consisted of a term loan to Wachovia Bank, N.A. totaling $19.6 million, the above referenced $15.0 million undrawn revolving credit facility and $0.2 million of capital lease obligations. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Effective on May 26, 2006, the Company’s common stock was reverse split on a 1-for-10 basis.

The Company filed a shelf registration statement with the SEC in October 2006. As a result of the shelf registration, the Company had the ability to offer, from time to time, up to 3,000,000 shares of common stock and the selling stockholder named therein (the “Selling Stockholder”) had the ability to offer up to 659,177 shares. On December 14, 2006, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”) and the selling stockholder, related to a public offering of 2,556,000 shares of common stock, par value $0.001 per share, of the Company (the

“Common Stock”) and 400,000 shares of Common Stock of the Selling Stockholder at a price of $11.40 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, which they excercised in full, to purchase up to an additional 443,400 shares of Common Stock to cover over-allotments, if any. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3, as amended and supplemented (Registration Statement No. 333-137958) filed with the Securities and Exchange Commission. Net proceeds to the Company from the offering was $31.7 million.

The table below summarizes the Company’s contractual obligations, including estimated interest, at December 31, 2006 (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$23,217	$5,258	$15,313	$2,646	$—
Capital Leases	240	240	—	—
Operating Leases	11,685	2,810	7,300	1,575	—
Employment contracts	2,126	1,004	1,122	—	—
Unconditional Purchase Obligations	5,947	2,246	3,701	—	—
Total Contractual Cash Obligations	$43,215	$11,558	$27,436	$4,221	$—

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company provides very limited services to entities located outside of the United States and, therefore, believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of our credit facility.

The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the amended long-term credit agreement. As of December 31, 2006, the loan pays interest at a rate of approximately 7.4%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.2 million.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2006 due to a material weakness in our internal control over financial reporting described below.

Internal Control over Financial Reporting

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of our financial statements for the year ended December 31, 2006 and the related audit by our independent registered public accounting firm, KPMG LLP, management identified a material weakness in our internal control over financial reporting  related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to business combinations and stock compensation. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for business combinations and stock compensation expense to ensure that these transactions are accounted for in  accordance with generally accepted accounting principles. In addition, we did not have adequate policies and procedures regarding our accounting related to completed business combinations and stock compensation. These control deficiencies required us to make audit adjustments related our accounting for the FastChannel acquisition and related to our recordation of stock compensation expense.

Limitations on Internal Control Over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Plans for Remediation

To remediate the material weakness described above and enhance our internal control over financial reporting, we have:

•  required members of our corporate accounting staff receive training on business combinations and stock compensation on an ongoing basis, which we expect will commence immediately;

•  determined to add at least one senior level controller with significant accounting and financial reporting experience to strengthen the personnel in the corporate accounting department, which we expect to accomplish in the second quarter of 2007;

•  revised our internal control over financial reporting for non-routine business combinations transactions and stock compensation to require our accounting staff to take prescribed steps for such transactions, including: engaging external accounting advisors, establishing work groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed; and

•  revised our internal control over financial reporting to require the completion of a detailed business combinations checklist when acquisitions are completed in order to ensure purchase price consideration is complete and adequately recorded and the performance of ongoing reviews of existing acquisition accrual balances and accounting procedures designed to ensure proper accounting for business combination activities

Although we are implementing remediation efforts, the existence of the material weaknesses described above indicates that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. The remediation efforts we are taking are subject to continued management review supported by confirmation and testing by management and audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives we are implementing in response to the material weakness, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

Information concerning this item is incorporated herein by reference to the information under the headings “Corporate Governance”, “Board of Directors and Committees”, “Executive Officers” and “Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 11.         Executive Compensation.

The information concerning this item is incorporated by reference to the information under the headings “Management Compensation,” “Compensation of Directors,” and “Corporate Governance,” in the Company’s Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning this item is incorporated by reference to the information under the heading “Principal Stockholders and Management Ownership” and “Equity Compensation Plan Information,” in the Company’s Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence.

The information concerning this item is incorporated by reference to the information under the heading “Certain Transactions,” in the Company’s Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 14.         Principal Accounting Fees and Services.

The information concerning this item is incorporated by reference to the information under the heading “Independent Registered Public Accounting Firm Fees,” in the Company’s Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.   FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.   FINANCIAL STATEMENT SCHEDULES

II—Valuation and Qualifying Accounts	S-1

3.   EXHIBITS

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of registrant.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of registrant.
3.3(b)	Certificate of Amendment to the Certificate of Incorporation of registrant
3.4(a)	Bylaws of registrant, as amended to date.
4.1(c)	Form of Common Stock Certificate.
10.1(c)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement. *
10.2(c)	Form of Directors’ and Officers’ Indemnification Agreement.
10.3(c)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto. *
10.4(c)	Form of Restricted Stock Agreement. *
10.5(d)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.6(d)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.7(f)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.
10.8(g)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.
10.9(g)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders
10.10(g)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.
10.11(h)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.12(h)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.

10.13(h)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.
10.14(h)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.
10.15(h)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg
10.16(i)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.
10.17(i)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.
10.18(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.
10.19(k)	Employment Agreement, dated December 10, 2003, between Digital Generation Systems, Inc. and Omar Choucair, Chief Financial Officer.*
10.20(l)	Amendment to Employment Agreement between Digital Generation Systems and Omar Choucair dated March 24, 2005.*
10.21(m)	First Amended and Restated Agreement and Plan of Merger by and among Digital Generation Systems, Inc., DG Acquisition Corp. IV and FastChannel Network, Inc. Dated as of January 13, 2006.
10.22(m)	Credit Agreement dated as of February 10, 2006 by and among Digital Generation Systems, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender.
10.23(m)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Scott K. Ginsburg.*
10.24(m)	Amendment No. 2 to Warrant No. 1 by and among Registrant and Scott K. Ginsburg.*
10.25(m)	Amendment No. 2 to Warrant No. 2 by and among Registrant and Scott K. Ginsburg.*
10.26(m)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Omar A. Choucair.*
10.27(m)	Amendment No. 2 to Warrant by and among Registrant and Omar A. Choucair.*
10.28(n)	Employment Agreement, dated June 22, 2006, between the Company and Scott K. Ginsburg*
10.29(n)	Amended and Restated Employment Agreement, dated June 22, 2006, between the Company and Omar A. Choucair*
10.30(o)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan*
10.31(o)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan*
10.32(p)	Amended and Restated Credit Agreement dated as of May 31, 2006 by and among DG FastChannel, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender
10.33(q)	Debt Settlement and Exchange Agreement dated November 20, 2006 by and among DG FastChannel, Inc., DG Systems Acquisition III Corporation and MDVX, Inc.
10.34(r)	Underwriting Agreement, dated December 14, 2006 by and among DG FastChannel, Inc., a selling stockholder and Oppenheimer & Co., Inc., as representative of the several underwriters named therein.
10.35(s)	Securities Purchase Agreement dated December 22, 2006, between DG FastChannel, Inc. and Midwood Capital Management, LLC, Midwood Capital Partners, L.P., and Midwood Capital Partners QP, L.P.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm
24.1**	Power of Attorney (included on signature page)
31.1**	Rule 13a-14(a)/15d-14(a) Certifications
31.2**	Rule 13a-14(a)/15d-14(a) Certifications

32.1**	Section 1350 Certifications

(a)    Incorporated by reference to exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed March 27, 2003.

(b)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed November 14, 2006.

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

(k)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 12, 2004.

(l)    Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed March 29, 2005.

(m)  Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed on March 28, 2006.

(n)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed June 27, 2006.

(o)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Definitive Proxy filed July 24, 1996

(p)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Quarterly Report on Form 10-Q filed August 14, 1996.

(q)   Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed November 22, 2006.

(r)    Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed December 19, 2006

(s)    Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed December 28, 2006

*       Management contract or compensatory plan or arrangement.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.
Dated: April 2, 2007	By:	/s/ SCOTT K. GINSBURG
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

Signature	Title	Date
/s/ SCOTT K. GINSBURG	Chairman of the Board of Directors	April 2, 2007
Scott K. Ginsburg	and Chief Executive Officer
/s/ OMAR A. CHOUCAIR	Chief Financial Officer and Director	April 2, 2007
Omar A. Choucair	(Principal Financial and Accounting Officer)
/s/ WILLIAM DONNER	Director	April 2, 2007
William Donner
/s/ DAVID M. KANTOR	Director	April 2, 2007
David M. Kantor
/s/ LISA GALLEGHER	Director	April 2, 2007
Lisa Gallegher
/s/ KEVIN C. HOWE	Director	April 2, 2007
Kevin C. Howe
/s/ ANTHONY J. LEVECCHIO	Director	April 2, 2007
Anthony J. LeVecchio

DG FASTCHANNEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DG FastChannel, Inc. f/k/a Digital Generation Systems, Inc.:

We have audited the accompanying consolidated balance sheets of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

KPMG LLP

Dallas, Texas
March 30, 2007

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2006	December 31, 2005
Assets
CURRENT ASSETS:
Cash and cash equivalents	$24,474	$1,886
Accounts receivable (less allowance for doubtful accounts of $1,046 in 2006 and $491 in 2005)	15,433	10,363
Current deferred income taxes	2,290	829
Other current assets	811	910
Current assets held for sale from discontinued operations	711	1,928
Total current assets	43,719	15,916
Property and equipment (net of accumulated depreciation of $20,163 in 2006 and $16,245 in 2005)	12,829	11,494
Long term investments	5,180	4,758
Goodwill	65,545	43,397
Deferred income taxes, net	10,244	17,371
Intangible assets (net of accumulated amortization of $9,210 in 2006 and $5,638 in 2005)	35,112	18,242
Restricted cash	425	—
Other noncurrent assets	654	815
Noncurrent assets held for sale from discontinued operations	1,875	2,340
TOTAL ASSETS	$175,583	$114,333
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$4,112	$4,870
Accrued liabilities (includes amounts owed to related party of $332 in 2006, and $103 in 2005—see Notes 7 and 19)	8,500	3,240
Deferred revenue, net	1,100	458
Current portion of long-term debt and capital leases	4,190	3,698
Short-term obligations of discontinued operations	145	1,026
Total current liabilities	18,047	13,292
Long-term debt and capital leases, net of current portion	15,650	20,834
TOTAL LIABILITIES	33,697	34,126
Commitments and contingencies (see Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; Issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 15,900 issued and 15,844 outstanding at December 31, 2006; 7,479 issued and 7,423 outstanding at December 31, 2005	16	8
Additional paid-in capital	333,821	271,320
Accumulated deficit	(191,358)	(190,268)
Other comprehensive income	260	—
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	141,886	80,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,583	$114,333

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For years ended December 31,
	2006	2005	2004
Revenues:
Audio and video content distribution	$64,911	$49,971	$52,970
Other	3,756	1,853	600
Total revenues	68,667	51,824	53,570
Cost of revenues:
Audio and video content distribution	32,919	31,578	28,806
Other	403	606	135
Total cost of revenues	33,322	32,184	28,941
Operating expenses:
Sales and marketing	4,240	3,915	4,264
Research and development	1,779	1,107	1,520
General and administrative	10,462	7,587	6,328
Restructuring charges	—	434	—
Impairment charges	—	—	1,048
Depreciation and amortization	8,563	6,348	5,143
Total operating expenses	25,044	19,391	18,303
Income from operations	$10,301	$249	$6,326
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—
Interest income and other (income) expense, net	(58)	—	—
Interest expense	2,844	2,990	1,284
Net income (loss) before income taxes from continuing operations	$2,757	$(2,741)	$5,042
Provision (benefit) for income taxes	2,378	(768)	1,728
Net income (loss) from continuing operations	$379	$(1,973)	$3,314
Discontinued operations:
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)
Income tax benefit (expense)	209	(572)	6,071
(Loss) on disposal of discontinued operations, net of tax benefit	(698)	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)
Net income (loss)	(649)	(1,090)	3,204
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Basic net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Diluted net income (loss) per common share from discontinued operations	$(0.10)	$0.12	$(0.02)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Basic weighted average common shares outstanding	10,568	7,378	7,277
Diluted weighted average common shares outstanding	10,568	7,378	7,330

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2003	7,209	$7	(1)	$(101)	$267,950	$—	$(192,382)	$75,474
Exercise of stock options	109	0	—	—	1,254	—	—	1,254
Issuance of common stock under employee stock purchase plan	2	—	—	—	19	—	—	19
Tax benefits from employee stock option plans	—	—	—	—	75	—	—	75
Repurchase of common stock	—	—	(45)	(594)	—	—	—	(594)
Net income	—	—	—	—	—	—	3,204	3,204
Balance at December 31, 2004	7,320	$7	(46)	$(695)	$269,298	$—	$(189,178)	$79,432
Exercise of stock options	1	—	—	—	5	—	—	5
Issuance of common stock for acquisition	155	1	—	—	1,999	—	—	2,000
Issuance of common stock under employee stock purchase plan	3	—	—	—	18	—	—	18
Repurchase of common stock	—	—	(10)	(158)	—	—	—	(158)
Net loss	—	—	—	—	—	—	(1,090)	(1,090)
Balance at December 31, 2005	7,479	$8	(56)	$(853)	$271,320	$—	$(190,268)	$80,207
SAB 108 adoption	—	—	—	—	—	—	(441)	(441)
Exercise of stock options	2	—	—	—	23	—	—	23
Common stock issued to acquire FastChannel Networks, Inc.	5,160	5	—	—	27,444	—	—	27,449
Issuance of common stock to retire debt	259	—	—	—	3,000	—	—	3,000
Issuance of common stock under employee stock purchase plan	1	—	—	—	9	—	—	9
Proceeds from issuance of common stock	2,999	3	—	—	31,717	—	—	31,720
Share based compensation	—	—	—	—	308	—	—	308
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on long-term investment (net of tax expense of $166)	—	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	—	(649)	(649)
Total comprehensive income								(389)
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(649)	$(1,090)	$3,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,861	3,594	3,864
Amortization of intangibles	4,285	3,052	1,933
Impairment of fixed assets	—	—	1,048
Impairment of goodwill	—	655	8,083
Deferred income taxes	5,153	(226)	(4,678)
Tax benefits from employee stock options	—	—	75
Loss on extinguishment of debt	—	949	—
Reduction in fair value of long-term investment	4,758	—	—
Provision for doubtful accounts	806	330	275
Loss on disposal of fixed assets	—	8	—
Share based compensation	308	—	—
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	(1,769)	1,510	1,051
Other assets	874	(2,310)	(380)
Accounts payable and accrued liabilities	(8,044)	517	(568)
Deferred revenue, net	(938)	(1,635)	(2,537)
Net cash provided by operating activities	9,645	5,354	11,370
Cash flows from investing activities:
Purchases of property and equipment	(3,054)	(3,044)	(3,342)
Long-term investments	(4,752)	(5,116)	—
Acquisitions, net of cash acquired	(257)	(1,809)	(18,251)
Net cash used in investing activities	(8,063)	(9,969)	(21,593)
Cash flows from financing activities:
Proceeds from issuance of common stock	31,753	23	1,273
Purchases of treasury stock	—	(158)	(594)
Payments to secure financing	(341)	(885)	(78)
Borrowings under long-term debt	51,850	19,500	16,500
Payments on long-term debt	(62,254)	(20,038)	(6,055)
Net cash provided by (used in) financing activities	21,008	(1,558)	11,046
Effect of exchange rate changes on cash and cash equivalents	(2)	—	—
Net increase (decrease) in cash and cash equivalents	22,588	(6,173)	823
Cash and cash equivalents at beginning of year including discontinued operations	1,886	8,059	7,236
Cash and cash equivalents at end of year including discontinued operations	$24,474	$1,886	$8,059
Cash paid for interest	$2,349	$1,209	$991
Cash paid for income taxes	$264	$195	$183
Noncash financing activities:
Vendor financed acquisition of software	$—	$468	$1,544
Equipment purchased under capital lease	$—	$—	$757
Non-cash component of purchase price to acquire a business	$49,048	$8,500	$—
Debt extinguished with the issuance of common stock	$3,000	$—	$—

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

DG FastChannel, Inc. (the “Company”) owns a nationwide digital network that beneficially links more than 5,000 advertisers and advertising agencies with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada. The Company has a Network Operation Center located in Irving, Texas that delivers audio, video, image and data content that comprise transactions among advertisers and various media outlets, including those in the broadcast industries.

2.   Summary of Significant Accounting Policies:

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2006 and 2005, cash equivalents consisted primarily of investments in U.S. money market funds and/or certificates of deposit at U.S. financial institutions.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net identifiable assets acquired, is assessed annually for recoverability based on the fair value of the reporting unit to which it relates.

Identifiable Intangible Assets

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

The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 3 to 20 years. Refer to Note 6.

Restricted Cash

Restricted cash consists of real estate security deposits totaling $0.4 million at December 31, 2006. These security deposits are carried at fair value and are restricted as to withdrawal. The security deposits are held in the name of one of the Company’s subsidiaries with major financial institutions to collateralize certain of the Company’s office leases. Deposits expected to be returned beyond one year are classified as non-current on the accompanying consolidated balance sheets.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

The Company leases certain properties under terms that include both rent holidays and escalations of rent. Rent expense on all leases is recorded on a straight-line basis over the term of the lease.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currencies

The Company provides services to certain entities located outside of the United States of America. Gains or losses on foreign currency transactions for the years ended December 31, 2006, 2005 and 2004, were not material.

Stock Option Plans

Effective for the first quarter of 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123R. The Company recognized approximately $308,000 in share-based compensation expense related to employee stock options in the year ended December 31, 2006.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the relevant service period, generally four years, under the fair value method per SFAS No. 123 with respect to stock options granted for the years ended December 31, 2005 and 2004, net earnings would have decreased, resulting in proforma net gain (loss) and earning (loss) per common share (EPS) as set forth below (in thousands, except per share amounts):

	2005	2004
Net income (loss):
As reported	$(1,090)	$3,204
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,528)	(2,999)
Pro forma	$(2,618)	$205
Basic earnings per share of common stock:
As reported	$(0.15)	$0.44
Pro forma	$(0.35)	$0.03
Diluted earnings per share of common stock:
As reported	$(0.15)	$0.44
Pro forma	$(0.35)	$0.03

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2006, 2005 and 2004, the Company had no customers that accounted for more than 10% of the Company’s total revenue.

Adoption of SAB 108

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential under current practice used by the Company for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded an increase to accrued liabilities of $0.1 million, originally related to 2005, and an increase in deferred tax liabilities of approximately $0.3 million originally related to 2001 or earlier to record liabilities not previously identified and a decrease in retained earnings of approximately $0.4 million to correct errors in previous years that were considered immaterial under the Company’s previous method of evaluating materiality.

3.   Investments and Acquisitions:

Investment in Point.360

On December 22, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Midwood Capital Management LLC, Midwood Capital Partners, L.P. and Midwood Capital Partners QP, L.P., related to the purchase by the Company of 1,108,674 shares (the “Shares”) of common stock, no par value, of Point.360 (symbol “PTSX” on the NASDAQ Global Market), a California corporation, which were held by such entities.

At December 31, 2006 the Company owned 1,442,974 shares of common stock or approximately 14.8% of Point.360 and accounts for the long-term investment as an ‘available for sale’ equity security in accordance with SFAS 115. Other than a nondisclosure agreement and the Securities Purchase Agreement, the Company and its affiliates do not have a material relationship with Point.360. The Company has determined that these agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

Merger with FastChannel Network

On December 15, 2005, the Company and privately-held FastChannel Network, Inc. (“FastChannel”) entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. The purpose of the merger was to expand the Company’s electronic distribution network and customer base. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly owned subsidiary of the Company. As consideration for the transaction, the Company issued to holders of FastChannel common and preferred stock approximately 5.2 million shares of the Company’s common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006) valued at $27.4 million. Additionally, the Company refinanced approximately $8.0 million of FastChannel debt. The net purchase price was allocated based on the current estimated fair values of the assets deemed acquired and liabilities deemed assumed at the date of acquisition, $14.6 million to customer relationships and $4.4 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price over the net assets deemed acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $22.0 million, none of which will be deductible for tax purposes.

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

The Company owns approximately 8% of Verance on an as-converted basis and accounts for the long-term investment using the cost method of accounting. Other than the Verance Agreement, the Company and its affiliates do not have a material relationship with Verance. However, the Company and Verance have simultaneously entered into other agreements that enable the Company to add certain services provided by Verance to its products. The Company has determined that these other existing agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

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

Year ended
December 31, 2006
Long-term investments:
Verance Series B Preferred Stock	$4,758
Intangible assets:
Verance license	329
$5,087

Media DVX

On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. (“MDX”). Accordingly, the results of MDX’s operations have been included in the

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements since that date. Based in Pennsylvania, MDX’s core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company’s electronic distribution network. The Company paid $1.5 million in cash, issued a $6.5 million promissory note and issued 155,039 shares of its common stock, worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX. The net purchase price was allocated based on the current estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Subsequent to the acquisition date, the Company obtained a third-party valuation of certain intangible assets of MDX and, accordingly, allocated $1.0 million to customer relationships and $0.1 million to the trade name. Both intangible assets are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $8.9 million, all of which is deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition for each of the aforementioned acquisitions other than Point.360 and Verance. The table also summarizes the preliminary fair values of the assets acquired and liabilities assumed of these companies adjusted to incorporate the results of a third party valuation analysis. The Company is in the process of finalizing the fair values of the assets required and liabilities assumed and will complete the process in the first quarter of 2007. The purchase price allocations for the acquisitions are currently as follows (in thousands):

	FastChannel	MDX
Current assets	$5,303	$—
Property, plant and equipment	2,950	1,004
Other non-current assets	1,052	—
Identifiable intangible assets	19,010	1,103
Goodwill	22,038	8,940
Total assets acquired	$50,353	$11,047
Liabilities assumed	21,597	890
Net assets acquired	$28,756	$10,157

The following pro forma information details the results of continuing operations as if the acquisitions of MDX and FastChannel had taken place on January 1, 2005 (in thousands). A table of actual amounts is provided for reference:

	As Reported		Proforma
	Year ended		Year ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$68,667	$51,824	$78,148	$77,194
Income (loss) from operations	$10,301	$(249)	$7,175	$(12,415)
Net income (loss) from continuing operations:	$379	$(1,973)	$(3,585)	$(15,567)
Basic and Diluted income (loss) per share of common stock:	$0.04	$(0.27)	$(0.28)	$(1.23)

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Discontinued Operations

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to begin marketing for sale certain assets of two subsidiaries: StarGuide Digital Networks, Inc. and Corporate Computer Systems, Inc. These subsidiaries made up our previously reported Product Sales Segment. The Company determined that these businesses were no longer consistent with our strategic business goals. These assets include inventories, property and equipment and certain intangible assets. The Company completed the sale of the assets of Corporate Computer Systems for a price of $425,000 in March 2007 and as of December 31, 2006 has recorded a loss on sale of $1,163,000 ($698,000 net of tax benefit) related to this subsidiary. The sale of StarGuide is expected to result in a gain which will be recognized if the sale is completed.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial data for these businesses have been presented as discontinued operations. The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets held for sale from discontinued operations” and “Obligations of Discontinued Operations.”

The underlying assets and liabilities of the discontinued operations as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Assets
Accounts receivable	$376	$357
Inventories	316	1,548
Other current assets	19	23
Total current assets	711	1,928
Property and equipment, net	7	147
Goodwill, net	1,750	1,750
Intangible and other assets, net	118	443
Total noncurrent assets	1,875	2,340
Liabilities
Accounts payable	$102	$197
Accrued liabilities	43	100
Deferred revenue, net	—	729
Total current liabilities	145	1,026

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results of the discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in Thousands)
Revenues	$3,983	$6,528	$8,796
Cost of revenues	(2,448)	(3,159)	(4,414)
Operating expenses	(2,074)	(1,914)	(10,563)
Income/(loss) from operations of discontinued operations	(539)	1,455	(6,181)
Income taxes (benefit)	209	(572)	6,071
Loss from disposition net of tax benefit	(698)	—	—
Income/(loss) on discontinued operations	$(1,028)	$883	$110

F-16

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Property and Equipment:

Property and equipment as of December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31, 2006	December 31, 2005
Network equipment	$25,862	$20,397
Office furniture and equipment	6,581	6,352
Leasehold improvements	549	990
	32,992	27,739
Less accumulated depreciation and amortization	(20,163)	(16,245)
	$12,829	$11,494

The Company incurred restructuring charges of $0.4 million during the year ended December 31, 2005. Restructuring charges relate to lease termination costs for redundant facilities in New York and severance benefits paid or accrued to employees hired in connection with the Broadcast acquisition, who were subsequently terminated.

6.   Intangible and Other Assets:

In accordance with SFAS No. 142, the Company performs an annual impairment test of its goodwill. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In 2006, the Company engaged a third party to evaluate the amount of goodwill and identifiable intangibles to record as a result of the acquisition of FastChannel Network, Inc.

The Company has identified two reporting units, as defined in SFAS No. 142, with goodwill, a digital distribution unit and SourceEcreative.

Goodwill totaled $65.5 million at December 31, 2006 and $43.4 million at December 31, 2005. The changes in the carrying value of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Digital Distribution	SourceEcreative	Total
Balance at December 31, 2004	$32,569	$—	$32,569
Finalization of SourceEcreative acquisition	—	1,998	1,998
Goodwill created by acquisition of MDX	8,830	—	8,830
Balance at December 31, 2005	$41,399	$1,998	$43,397
Finalization of MDX acquisition	110	—	110
Goodwill created by acquisition of FastChannel	22,038	—	22,038
Balance at December 31, 2006	$63,547	$1,998	$65,545

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets as of December 31, 2006, and December 31, 2005 are as follows (in thousands):

	Amortization Period	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2006
Customer relationships	10 years	$21,902	$(2,596)	$19,306
Brand name	20 years	13,304	(2,907)	10,397
On-line resource and database	3 years	724	(560)	164
Software development costs	3-5 years	8,392	(3,147)	5,245
Total Intangible Assets		44,322	(9,210)	35,112
Other assets		654	—	654
Total Intangible and Other Assets		$44,976	$(9,210)	$35,766
December 31, 2005
Customer relationships	10 years	$7,393	$(979)	$6,414
Brand name	20 years	8,954	(2,351)	6,603
On-line resource and database	3 years	724	(315)	409
Software development costs	3-5 years	6,450	(1,993)	4,457
Other licenses	9 years	359	—	359
Total Intangible Assets		23,880	(5,638)	18,242
Other assets		815	—	815
Total Intangible and Other Assets		$24,695	$(5,638)	$19,057

Intangible assets are amortized using the straight line method over the periods shown above. Amortization expense related to intangible assets totaled $3.8, $2.3, and $1.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2006 is as follows (in thousands):

2007	4,860
2008	4,582
2009	4,284
2010	3,682
2011	3,575
Thereafter	14,129
$35,112

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Interest payable	$507	$220
Interest payable to guarantor of MDX note payable (see Note 19)	332	103
Lease obligations	615	147
Telecommunications liabilities	78	109
Employee compensation	432	329
Royalties obligations	935	823
Property tax liabilities	148	363
Merger liabilities	2,220	—
Due to broker for unsettled Point.360 trades	1,149	—
Other	2,084	1,146
	$8,500	$3,240

8.   Deferred Revenue:

Deferred revenue is primarily from payments received for subscriptions and memberships within SourceEcreative for which revenue is recognized ratably over the membership or subscription period, generally less than one year. Deferred revenue was $1.1 million and $0.5 at December 31, 2006 and 2005, respectively all of which was classified as current. Cash received from customers in 2006 for subscriptions and memberships was $3.5 million. Amounts recognized as revenue during 2006 was $3.7 million. The Company acquired $0.9 million in deferred revenue from FastChannel.

9.   Long-Term Debt:

Long-term debt as of December 31, 2006 and 2005 is summarized as follows (in thousands):

	December 31, 2006	December 31, 2005
Term loan	$19,600	$12,500
Revolving credit facility	—	4,276
Note Payable issued to Seller for MDX acquisition	—	6,500
Capital lease obligations	240	1,256
	19,840	24,532
Less current portion	(4,190)	(3,698)
	$15,650	$20,834

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 10, 2006, the Company entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the Company’s prior senior secured credit facility. The new facility provides that borrowings under the facility will bear interest at various rates, over the applicable base rate or over LIBOR. The new facility is not subject to any borrowing base, contains customary debt to EBITDA leverage tests (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries other than the stock and assets of its subsidiary that owns the assets acquired from MDX. This loan was originally set to mature on February 10, 2008. In addition, in 2005, the Company wrote off approximately $0.7 million in previously deferred loan origination fees incurred for the prior credit facility.

On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which none is drawn as of December 31, 2006. Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from MDX. At December 31, 2006, the loan interest rate was approximately 7.4%. The Company pays quarterly a nominal commitment fee for the unused portion of the revolving line of credit. The Company is currently in compliance with its covenants as of December 31, 2006.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Income Taxes:

The components of income from continuing operations before income taxes were:

	2006	2005	2004
United States	2,040	(2,741)	5,042
Outside United States	717	—	—
Total	2,757	(2,741)	5,042

Components of deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred Tax Assets
Net operating loss carryforwards	$29,818	$21,927
Current temporary differences	2,290	829
Other	5,397	294
Total gross deferred tax assets	37,505	23,050
Less valuation allowance	(13,051)	—
Net deferred tax assets after valuation allowance	$24,454	$23,050
Deferred Tax Liabilities
Non-deductible intangibles and fixed asset basis	$(11,920)	(4,850)
Net deferred tax assets	$12,534	$18,200

Components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current:
US Federal	$92	$18	$138
State	197	11	85
Foreign	82
	371	29	223
Deferred:
US Federal	1,063	(697)	1,336
State	68	(100)	170
	1,131	(797)	1,506
Valuation allowance	876	—	—
	$2,378	$(768)	$1,729

As of December 31, 2006, the Company’s current tax liability was $0.1 million, primarily related to amounts due in foreign jurisdictions.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s net income (loss) before income taxes from continuing operations as follows (in thousands):

	2006	2005	2004
Expected tax expense (benefit)	$937	$(932)	$1,714
State and foreign income taxes, net of federal benefit	207	(88)	227
Other non-deductible items	358	252	(212)
Utilization of acquired deferred tax assets recorded as reduction to goodwill	—	—	8,971
Valuation allowance	876	—	(8,971)
Provision (benefit) for income taxes	$2,378	$(768)	$1,729

Net operating loss (NOL) carryforwards of approximately $88.0 million will expire on various dates ranging from 2011 to 2025. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations, pursuant to Section 382 of the Internal Revenue Code.

Generally accepted accounting principles require the Company to record a valuation allowance against its deferred tax assets if it is “more likely than not” that the Company will not be able to utilize them in the future. For the period from 2001 through 2004, the Company has utilized $20.0 million in NOL carryforwards to offset its current tax liability. During 2004, the Company concluded that realization of all tax benefits from NOL carryforwards and other deferred tax assets was more likely than not. As a result, $9.0 million of the valuation allowance for deferred tax assets was reversed related to acquired deferred tax assets and was recorded as a reduction to goodwill.

During 2006, the Company has recorded a valuation allowance of $0.9 million related to the deferred tax asset created as a result of the impairment charge recorded for its investment in Verance. Additionally, the Company acquired approximately $33.7 million in NOL carryforwards in its acquisition of FastChannel and has maintained a full valuation allowance related to those NOL carryforwards. The Company will maintain a full valuation allowance on its acquired NOL carryforward until the Company’s tax position can be completely assessed. In accordance with FAS 109, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its net deferred tax assets.

11.   Employee Benefit Plan:

The Company has a 401(k) retirement plan for all U.S. based employees. Employees may contribute up to a maximum dollar limit for 2006 of $15,000. In September 2006, the Company began matching 1% of gross pay for those employees contributing at least 3% of their gross pay into the plan. Employees vest in the matched contribution after two years of employment. Employer contributions are funded concurrent with the employee contributions they matched. The Company made approximately$27,500 in matching contributions in 2006 to the plan and no matching contributions in 2005 or 2004.

12.   Stockholders’ Equity:

On May 26, 2006 the Company’s common stock was reverse split on a 1-for-10 basis.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

The Company has issued warrants in connection with certain financing and leasing transactions as well as through common stock offerings. All outstanding warrants are convertible into common stock. The warrants outstanding at December 31, 2006 expire on December 31, 2010. A summary of outstanding warrants at December 31, 2006, 2005 and 2004 and changes during the years then ended follows (in thousands, except per share amounts):

	2006		2005		2004
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	708	$11.56	738	$23.00	738	$23.00
Canceled	(47)	33.45	(30)	14.40	—	—
Outstanding at end of the year	661	$10.00	708	$11.56	738	$23.00

On June 24, 2004, the Company approved a proposal to extend the expiration date of certain fully-vested, outstanding warrants to purchase Common Stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, from March 31, 2005 until March 20, 2008. The modification had no effect on the Company’s consolidated financial statements but was included in the Company’s disclosure of pro forma net income (loss) and earnings (loss) per share under SFAS No. 123 in Note 2 to these financial statements.

On December 21, 2005, Company approved a proposal to (i) extend the expiration date of certain fully-vested, outstanding warrants to purchase Common Stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, until December 31, 2010, and (ii) reduce the strike price of the warrants to $10.00 per share (split adjusted). Prior to these modifications, Mr. Ginsburg held fully vested warrants as follows: (i) warrant to purchase 146,007 shares of Common Stock, strike price $32.50, with an expiration date of December 20, 2006; (ii) warrant to purchase 154,846 shares of Common Stock, strike price $32.50, with an expiration date of February 20, 2008: and (iii) warrant to purchase 350,973 shares of Common Stock, strike price $14.40, with an expiration date of March 20, 2008. Prior to the approved modifications, Mr. Choucair held a fully vested warrant to purchase 8,666 shares of Common Stock, strike price $14.40 and an expiration date of March 20, 2008. The modification had no effect on the Company’s consolidated financial statements but was included in the Company’s disclosure of pro forma net income (loss) and earnings (loss) per share under SFAS No. 123 in Note 2 to these financial statements.

13.   Stock Plans:

The Company has three stock incentive plans:

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan, (the “1992 Plan”), the Company was permitted to issue up to 14,950,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted were determined by the Board of Directors, provided that such price could not be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four years. The 1992 Plan provided that, in the event of a change in control of the Company, executive officers of the Company would receive accelerated vesting for a portion of its unvested option shares. The term of the options granted is seven years. No options have been granted at less than fair value under this plan.  As of December 31, 2006, the 1992 Plan has expired. As such, no shares are available for future grants.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1996 Supplemental Option Plan

Under the Company’s 1996 Supplemental Option Plan, the Company may issue up to 750,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted are determined by the Board of Directors. The options generally vest over four years. The term of the options granted is seven years.

1995 Director Option Plan

Under the Company’s 1995 Director Option Plan (the “Director Plan”), the Company could issue up to 800,000 shares of common stock to non-employee directors. The Director Plan provided that each future non-employee director of the Company would be automatically granted an option to purchase 10,000 shares of common stock (the “First Option”) on the date on which the optionee first became a non-employee director of the Company and an additional option to purchase 2,500 shares of common stock (the “Subsequent Option”) on each anniversary date thereafter. The exercise price per share of all options granted under the Director Plan would be equal to the fair market value of a share of the Company’s common stock on the date of grant. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The term of the options granted is ten years.  As of December 31, 2006, the Director Plan has expired and no shares are available for future grants.

2006 Long-Term Stock Incentive Plan

The 2006 Long-Term Stock Incentive Plan (the “2006 Plan”) has been adopted to replace the Company’s 1992 Stock Option Plan. In addition, because the Director Plan has expired recently, the 2006 Plan has been prepared in a manner to enable stock awards to be granted to members of our Board of Directors. When the 2006 Plan was approved by our stockholders, the 1992 Plan terminated and the shares identified above as remaining for future grants under the 1992 Plan ceased to be available for grants under the 1992 Plan. The number of shares subject to the 2006 Plan is 1,100,000 shares.

A summary of the Company’s fixed plan stock options at December 31, 2006 and the year then ended is presented below:

	2006
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	318,216	$22.46
Granted	306,000	$5.82
Exercised	(2,404)	$9.67
Canceled	(49,636)	$43.75
Outstanding at end of the year	572,176	$11.71
Exercisable at end of the year (vested)	268,488	$17.93

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.00 - $9.99	326,755	3.10 years	$6.01	34,922	$7.34
$10.00 - $12.49	61,853	2.87 years	$11.33	56,175	$11.24
$12.50 - $15.00	48,500	2.36 years	$12.92	45,255	$12.92
$20.00 - $50.00	135,068	2.44 years	$25.26	132,136	$25.28
$5.30 - $43.80	572,176			268,488

As of December 31, 2006, there were 1,097,500 shares available for future grant under the stock option plans.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value per share of options granted during the year was $4.03, $5.10 and $6.40 for the years ended December 31, 2006, 2005 and 2004, respectively.

The total intrinsic value of options exercised was approximately $7,000, $1,000, and $407,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2006 was approximately $2,600,000. The aggregate intrinsic value of options vested at December 31, 2006 was approximately $366,000.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Number of options granted	306,000	9,000	22,250
Weighted average exercise price of options granted	$5.82	$10.87	$12.79
Volatility(1)	86%	76%	83%
Risk free interest rate(2)	4.4%	4.0%	3.5%
Expected term (years)(3)(4)	4.8	5.5	4.8
Expected annual dividends	None	None	None

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

(4)   The Company assumes a forfeiture rate of zero in its fair value calculations due to minimal turnover in holders of options in its workforce.

14.   Commitments and Contingencies:

The Company leases its facilities and certain equipment under non-cancelable capital and operating leases.

The table below summarizes the Company’s contractual obligations, including estimated interest, at December 31, 2006 (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$23,217	$5,258	$15,313	$2,646	$—
Capital Leases	240	240	—	—	—
Operating Leases	11,685	2,810	7,300	1,575	—
Employment contracts	2,126	1,004	1,122	—	—
Unconditional Purchase Obligations	5,947	2,246	3,701	—	—
Total Contractual Cash Obligations	$43,215	$11,558	$27,436	$4,221	$—

The present value of obligations under capital lease was $227 of which $240 is classified as a current liability.

Rent expense totaled $3,411, $2,675 and $2,422 in 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company has non-cancelable future minimum purchase commitments with its telephone and satellite service providers of approximately $2,246 for 2007, $1,247 for 2008, $1,534 for 2009, and $920 for 2010.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 2, 2006, a subsidiary of the Company initiated an arbitration proceeding against Pathfire, Inc. Our subsidiary seeks unspecified damages suffered due to Pathfire’s alleged breach and wrongful termination of a Technology License and Services Agreement between Pathfire and Media DVX, Inc., which agreement was acquired by our subsidiary in April 2005. Pathfire has asserted a breach of contract counterclaim against our subsidiary and seeks damages in the approximate amount of $387,000. A hearing is scheduled for May 2007, at which the arbitrator is expected to decide whether Pathfire is liable for breaching an exclusivity and non-competition clause in the agreement. Discovery is in progress.

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

A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2006 follows (in thousands, except per share amounts):

	December 31,
	2006	2005	2004
Basic:
Net income (loss) from continuing operations	$379	$(1,973)	$3,314
Net income (loss) from discontinued operations	$(1,028)	$883	$(110)
Net income (loss)	$(649)	$(1,090)	$3,204
Weighted average shares outstanding	10,568	7,378	7,277
Basic net income (loss) from continuing operations per common share	$0.04	$(0.27)	$.46
Basic net income (loss) from discontinued operations per common share	$(0.10)	$0.12	$(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted:
Weighted average shares outstanding	10,568	7,378	7,277
Add: Net effect of potentially dilutive shares	—	—	53
Total shares	10,568	7,378	7,330
Diluted net income (loss) from continuing operations per common share	$0.04	$(0.27)	$0.46
Diluted net income (loss) from discontinued operations per common share	$(0.10)	$0.12	$(0.02)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$13,034	$15,124	$18,769	$21,740
Gross profit	6,312	7,578	9,394	12,061
Net income (loss) from continuing operations	632	1,060	(4,426)	3,113
Net income (loss) from discontinued operations	118	32	(54)	(1,124)
Net income (loss)	$750	$1,092	$(4,480)	$1,989
Basic earnings (loss) per share from continuing operations	$0.08	$0.12	$(0.35)	$0.24
Basic earnings (loss) per share from discontinued operations	$0.02	$0.00	$(0.00)	$(0.09)
Basic earnings (loss) per share	$0.10	$0.12	$(0.35)	$0.15
Diluted earnings (loss) per share from continuing operations	$0.08	$0.12	$(0.35)	$0.24
Diluted earnings (loss) per share from discontinued operations	$0.02	$0.00	$(0.00)	$(0.09)
Diluted earnings (loss) per share	$0.10	$0.12	$(0.35)	$0.15

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$13,638	$13,555	$11,591	$13,040
Gross profit	5,611	5,018	3,648	5,363
Net income (loss) from continuing operations	471	(577)	(1,054)	(808)
Net income (loss) from discontinued operations	652	(227)	(218)	(216)
Net income (loss)	$1,125	$(350)	$(841)	$(1,024)
Basic earnings (loss) per share from continuing operations	$0.06	$(0.08)	$(0.14)	$(0.11)
Basic earnings (loss) per share from discontinued operations	$0.09	$0.03	$0.03	$(0.03)
Basic earnings (loss) per share	$0.15	$(0.05)	$(0.11)	$(0.14)
Diluted earnings (loss) per share from continuing operations	$0.06	$(0.08)	$(0.14)	$(0.11)
Diluted earnings (loss) per share from discontinued operations	$0.09	$0.03	$0.03	$(0.03)
Diluted earnings (loss) per share	$0.15	$(0.05)	$(0.11)	$(0.14)

17.   Segment Information:

The Company operates predominantly in two industry segments: digital and physical distribution of audio and video content and broadcast business intelligence and creative research services (“SourceEcreative”). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Year ended December 31, 2006
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$64,911	$3,756	$68,667
Depreciation and amortization expense	8,162	401	8,563
Operating income	$8,624	$1,677	$10,301
Total assets	$171,091 (a)	$4,492	$175,583

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2005
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$49,971	$1,853	$51,824
Depreciation and amortization expense	5,954	394	6,348
Operating income (loss)	$(37)	$286	$249
Total assets	$110,643 (a)	$3,690	$114,333

	Year ended December 31, 2004
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$52,970	$600	$53,570
Depreciation and amortization expense	5,019	124	5,143
Operating income (loss)	$6,245	$81	$6,326
Total assets	$102,694 (a)	$4,533	$107,227

(a)    Net of intersegment elimination which relate to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

18.   New Accounting Pronouncements:

In September 2006, the SEC staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by the Company in the fourth quarter of 2006 is discussed in Note 2 to the financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. The Company has implemented this pronouncement effective at the beginning of the fiscal year ended December 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for the Company as of July 2, 2005, and did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We believe that the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

19.   Related Party Transaction

In connection with the Company’s acquisition of MDX, a $6.5 million promissory note was issued to the seller of Media DVX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee.

20.   Subsequent Event

On March 1, 2007, the Company completed its sale of Corporate Computer Systems, Inc. and proceeds of $425,000 were received in cash. Note 4 describes how this subsidiary is reflected in these financial statements as discontinued operations.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Acquired	Write-offs	Balance at End of Period
Allowance for Doubful Accounts
Year Ended:
December 31, 2004	$507	262	157	(504)	$422
December 31, 2005	$422	343	—	(274)	$491
December 31, 2006	$491	789	199	(433)	$1,046

S-1