Form 10-K/A
period 2006-12-31
DG FastChannel, Inc
filed 2007-04-27
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of DG FastChannel, Inc. (the “Registrant”) for the year ended December 31, 2006 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Accordingly, Item 15 of Part IV has also been amended to reflect the filing thereof. Except for Items 10, 11, 12, 13 and 14 of Part III and the inclusion of such exhibits in Item 15 of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

DG FASTCHANNEL, INC.

FORM 10-K/A

i

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of March 31, 2007:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	54	Chief Executive Officer and Chairman of the Board	2007
Omar A. Choucair(1)	45	Chief Financial Officer and Director	2009
William Donner(2)	54	Director	2008
Lisa C. Gallagher(3)	50	Director	2009
Kevin C. Howe(2),(3)	58	Director	2008
David M. Kantor(3)	50	Director	2009
Anthony J. LeVecchio(2)	60	Director	2008
Neil H. Nguyen	33	Executive Vice President of Sales and Operations	N/A
Pamela Maythenyi	51	Senior Vice President of SourceEcreative	N/A

(1)          Member of the Executive Committee

(2)          Member of the Audit Committee

(3)          Member of the Compensation Committee

Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities as Chief Executive Officer, but Mr. Ginsburg remained the Company’s Chairman. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of the Company in November 2003 following Mr. Devine’s resignation. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media Corporation (now part of Clear Channel Communications, Inc.). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

Omar A. Choucair joined the Company as Chief Financial Officer in July 1999 and has been a member of the Board of Directors of the Company since November 2000. Prior to joining the Company, Mr. Choucair served as Vice President of Finance for AMFM, Inc. (formerly Chancellor Media Corporation) and served as Vice President of Finance for Evergreen Media Corporation before it was acquired by Chancellor Media Corporation in 1997. Prior to entering the media industry, Mr. Choucair was a Senior Manager at KPMG LLP, where he specialized in media and telecommunications clients. Mr. Choucair received a B.B.A. from Baylor University.

William Donner has been a member of the Board of Directors of the Company since May 2006 after having served as a director of FastChannel Network, Inc. Since 2004, Mr. Donner has served as CEO of MedCommons, a personal health record storage and transport company. In the early 1980s, Mr. Donner built and ran Precision Business Systems, a Wall Street based systems integrator. Precision Business Systems was sold to Bank of America in 1988 and subsequently, a division was sold to Reuters, PLC, where Mr. Donner ran the Reuters Dealing 2001 and 2002 Trading Services. In 1994, Mr. Donner was named Chief Architect of Reuters where he ran the central research group. Mr. Donner joined the Greenhouse Group, Reuters’ corporate venture capital arm, in 1996. In 1999, Mr. Donner joined Fenway Partners, a private equity fund, where he led the technology investment group. Mr. Donner holds a B.S.E.E. from Massachusetts Institute of Technology.

Lisa C. Gallagher has been a member of the Board of Directors of the Company since May 2006 after having served first as a director, and most recently as Chairman of the Board of Directors, of FastChannel Network, Inc. since 2002. Since 2003, Ms. Gallagher has served as the Senior Vice President and Chief Operating Officer of Hawtan Leathers, a privately held international manufacturer of specialty leathers for the garment industry. She previously spent over 20 years as both a commercial as well as investment banker specializing in media transactions. She started her banking career in the early 1980s at the Bank of Boston and in 1997 moved to its investment bank, BancBoston Securities as Managing Director to run their Media &Communications Group. In 1998 she became Managing Director and Group head of the Internet/Media Convergence Group of Robertson Stephens, a leading high technology investment banking firm, upon the BancBoston Securities acquisition of Robertson Stephens. After leaving Robertson Stephens in 2001, she worked for Remy Capital Partners, a small investment banking boutique, before joining Hawtan Leathers. Ms. Gallagher holds a B.A. from Mount Holyoke College and an M.B.A. from the Simmons Graduate School of Management in Boston.

Kevin C. Howe has been a member of the Board of Directors of the Company since February 2001. Since 1999, he has been the Managing Partner of Mercury Ventures. Mercury Ventures manages six different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe serves on the board of The Sage Group, plc. which is traded on the London Stock Exchange. Mr. Howe also sits on the boards of seven privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was Chief Executive Officer of the US operations of The Sage Group, plc. responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT Services, Inc., a Nasdaq listed company. Mr. Howe received his MBA from Southern Methodist University in 1976.

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

Anthony J. LeVecchio has been a member of the Board of Directors of the Company since August 2004. Since its formation in 1988, he has been the President of The James Group, a general business consulting firm that has advised clients across a range of high-tech industries. Prior to forming The James Group in 1988, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. He currently serves on the Board of Directors of Microtune, Inc., a company that is listed on the Nasdaq Global Market, and serves as the Chairman of its Audit Committee. He currently serves on the Board of Directors of Ascendent Solutions, Inc., a company that is tracked on the OTC Bulletin Board and serves as the Chairman of its Audit Committee. He also serves on the Board of Directors of Viewpoint Financial Group, a Plano, Texas based bank holding group traded on the Nasdaq Global Select Market and is on their audit and compensation committees.

Neil H. Nguyen joined the Company as Executive Vice President of Sales and Operations in March 2005. Prior to joining the Company, from 1998 to 2002, Mr. Nguyen served as President of

Point.360’s MultiMedia Group and also served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development from 2003 to 2005. Mr. Nguyen received a B.S. from California State University, Northridge.

Pamela Maythenyi joined the Company as Senor Vice President of SourceEcreative in August 2004. Prior to joining the Company, Ms. Maythenyi owned The Source Maythenyi (also known as Source TV), which she formed in 1988 and sold to the Company in 2004, at which time she was hired by the Company to oversee that division, now known as SourceEcreative. Formerly, she was a producer for BBDO and executive producer for J. Walter Thomson. Ms. Maythenyi received a B.A. from the University of Florida.

Corporate Governance

Independence

The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio, Mr. Donner and Ms. Gallagher is independent from our management, and is an “independent director” as defined under the Nasdaq Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the Nasdaq Marketplace Rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Company’s Code of Business Conduct and Ethics is available on its website at www.dgfastchannel.com by clicking first on “Who We Are,” then on “Careers & Ethics.”  The Company will also provide a copy of its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

Executive Sessions of Independent Directors

The Company’s independent directors have executive sessions at which only independent directors are present after every regularly scheduled meeting of the Board of Directors. Mr. Howe presides over these executive sessions.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to the Board in care of the Company’s Secretary, DG FastChannel, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039. The Board of Directors has delegated responsibility for initial review of stockholder communications to the Company’s Secretary. In accordance with the Board’s instructions, the Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Secretary will make all communications available to each member of the Board, at the Board’s next regularly scheduled meeting.

Board Committees

The Board of Directors of the Company has three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. None of the directors who serve as members of the Audit Committee or the Compensation Committee are employees of the Company or any of its subsidiaries. The Company has no nominating committee or committee that recommends qualified candidates to the Board of Directors for nomination or election as directors.

Audit Committee

The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by the Company’s Board of Directors, a copy of which was attached as Appendix A to the Company’s 2004 Proxy Statement.

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

•       determining the scope of and authorizing or approving any permitted nonaudit services provided by the independent auditors and the compensation for those services; and

•       initiating and supervising any special investigation it deems necessary regarding the Company’s accounting and financial policies and controls.

The Audit Committee is composed solely of directors who are not officers or employees of the Company and who, the Company believes, have the requisite financial literacy to serve on the Audit Committee, have no relationship to the Company that might interfere with the exercise of their independent judgment, and meet the standards of independence for members of an audit committee under the rules of the Securities and Exchange Commission (the “SEC”) and under the Nasdaq Marketplace Rules.

In accordance with the rules and regulations of the SEC, the preceding paragraph regarding the independence of the members of the Audit Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, notwithstanding any general incorporation by reference of this section of this Proxy Statement into any other filed document.

Messrs. LeVecchio (Chairman), Donner and Howe are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee, is the sole “audit committee financial expert” on the Audit Committee.

Compensation Committee

The Compensation Committee’s functions include:

•       establishing and administering the Company’s compensation policies;

•       determining, or recommending to the Board, the compensation of the Company’s executive officers;

•       administering the Company’s equity compensation plans; and

•       overseeing the administration of other employee benefit plans and fringe benefits paid to or provided for the Company’s officers.

See “Executive Compensation—Compensation Committee Report” below. Messrs. Howe (Chairman) and Kantor and Ms. Gallagher are the current members of the Compensation Committee. All current members of the Compensation Committee are “independent directors” as defined under the Nasdaq Marketplace Rules.

Executive Committee

The Executive Committee was established in January 2001. The Executive Committee has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company’s business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board of Directors. Messrs. Ginsburg and Choucair are the current members of the Executive Committee.

Attendance at Meetings of the Board of Directors and Committees

During 2006, the Board of Directors held five meetings. The Audit Committee held five meetings during 2006, and the Compensation Committee did not have any meetings during 2006. Instead, all issues normally considered by the Compensation Committee were considered by the entire Board of Directors. All persons who were directors during 2006 attended at least 75% of the total of the Board meetings and the meetings of committees on which they served that were held while such person served as a director.

Nominations to the Board of Directors

The Board of Directors does not have a nominating committee or other committee that recommends qualified candidates to the Board for nomination or election as directors. The Board of Directors believes that, because of its relatively small size, it is sufficient for the independent directors to select or recommend director nominees. The Board of Directors has adopted a nominations process that provides that the Company’s independent directors (as defined under the Nasdaq Marketplace Rules), acting by a majority, are authorized to recommend individuals to the Board of Directors for the Board’s selection as director nominees. Under the rules promulgated by the SEC, the independent directors are, therefore, treated as a “nominating committee” for the purpose of the disclosures in this section.

With respect to the nominations process, the independent directors do not operate under a written charter, but under resolutions adopted by the Board of Directors.

The independent directors are responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for selecting the management nominees for the directors to be elected by the Company’s stockholders at each annual meeting. The independent directors have not established specific minimum age, education, experience or skill requirements for potential directors. The independent directors have, however, been authorized by the Board of Directors to take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

•       an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

•       the size and composition of the Board and the interaction of its members, in each case with respect to the needs of the Company and its stockholders; and

•       regarding any individual who has served as a director of the Company, his past preparation for, attendance at, and participation in meetings and other activities of the Board or its committees and his overall contributions to the Board and the Company.

The independent directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board. The independent directors will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates. The Company’s other directors will also have an opportunity to meet and interview qualified candidates. The independent directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board of Directors that a candidate be nominated to the Board.

The independent directors will consider qualified nominees recommended by stockholders, who may submit recommendations to the independent directors in care of the Company’s Board of Directors through a written notice as described under “—Corporate Governance—Communications with the Board of Directors” above. To be considered by the independent directors, a stockholder nomination (1) must be submitted by May 1, 2008, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by the Company’s stockholders will be evaluated in the same manner as any other nominee for director.

Director Compensation

Directors of the Company receive compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Board and the committees thereof. Other than Mr. LeVecchio, the Company pays its directors $2,500 per Board meeting attended, plus $1,000 per meeting of each committee or special assignments of the Board. Mr. LeVecchio is paid $25,000 as an annual retainer, $1,000 for each meeting of the Board attended, and $750 for each meeting of the Audit Committee attended. Directors of the Company are also eligible to receive stock-based compensation in the form of stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2006 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2006 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2006 fiscal year.

Other Information

In September 1999, a civil lawsuit was filed by the SEC in the United States District Court for the Southern District of Florida against Scott K. Ginsburg, the Chairman of the Board of the Company, his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. (“EZ”) and in 1997 regarding the securities of Katz Media, Inc. (“Katz”). The lawsuit further alleged that Mr. Ginsburg’s father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz, and subsequently profited from the sale of such securities.

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

Item 11.                 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

Setting Executive Compensation

Management develops our compensation plans by utilizing publicly available compensation data in the media services and technology industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. For purposes of determining executive compensation, we have not engaged consultants to help us analyze this data or to compare our compensation programs with the practices of the companies represented in the compensation data we review.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive’s experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•       the individual’s particular background, track record and circumstances, including training and prior relevant work experience;

•       the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•       the demand for individuals with the individual’s specific expertise and experience;

•       performance goals and other expectations for the position; and

•       uniqueness of industry skills.

The terms of each executive officer’s compensation are derived from employment agreements negotiated between the Company and the executive. Each executive’s employment agreement is generally negotiated to cover a three-year period, and outlines annual pay increases and targeted annual bonus amounts. Employment agreements for the Chief Executive Officer and Chief Financial Officer are approved by the Board of Directors or Compensation Committee. Employment agreements for other executives are approved by the Company’s Chief Executive Officer.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation that our named executive officers were eligible to receive were:

•       Base salary;

•       Performance-based incentive compensation (annual bonus);

•       Long-term equity incentive compensation;

•       Participation in the Company’s 401(k) Plan; and

•       Perquisites and other personal benefits.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, track record, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time the respective employment agreements are negotiated. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with components of the executive’s other compensation to ensure that the executive’s total compensation is consistent with our overall compensation philosophy.

The base salaries were established in arms-length negotiations between the executive and the Company, taking into account their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company.

Base salaries are adjusted annually in accordance with the terms of the executive’s employment contract.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus. The amount of the cash bonus is generally consistent with the targeted bonus established in the executive’s employment contract and may be adjusted on a discretionary basis, in accordance with the employment contract. All executives are eligible for annual performance-based cash bonuses as set forth in their employment agreements and in accordance with Company policies. As provided in their employment agreements, our Chief Executive Officer and Chief Financial Officer are eligible for annual performance-based cash bonuses of up to $187,500 and $75,500, respectively (which amounts are adjusted upward during the term of the agreement). In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this target amount.

During 2006, Mr. Ginsburg was awarded a cash bonus of $175,000. Mr. Choucair was awarded a cash bonus of $75,000. In addition, the Compensation Committee approved a supplemental bonus in February 2006 for Mr. Choucair in the amount of $30,000, in accordance with his employment agreement in effect at the time, due to the achievement of certain Company objectives, including refinancing the Company’s credit facilities. Mr. Nguyen’s annual bonus of $75,000 was paid in accordance with the terms of his current employment agreement. In addition, Mr. Nguyen received a bonus in February 2006 in the amount of $40,000, as called for in his employment agreement in effect at the time. Ms. Maythenyi received bonuses totaling $60,000 in 2006, in accordance with the terms of her employment agreement.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Our 2006 Long-term Stock Incentive Plan (the “2006 Plan”) allows us to grant stock options to employees. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

Initial Equity Incentives.   Executives and certain non-executive employees who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the later of the grant date or the date the employee joins us, and they typically vest ratably over four years. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the initial stock option award is also reviewed in light of the executive’s track record, base salary, other compensation and other factors to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Subsequent Equity Incentives.   We may make annual stock option awards as part of our overall annual review process. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We expect that the annual aggregate value of these awards would be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

Perquisites and Other Personal Benefits

We provide named executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

We maintain benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan, including Company matching contributions.

Termination Based Compensation

Upon termination of employment, all executive officers are entitled to receive severance payments under their employment agreements. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Our Chief Executive Officer’s employment agreement provides, if his employment is terminated without cause, he is entitled to (a) all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the first anniversary of the Date of Termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term. Our Chief Financial Officer’s employment agreement provides, if his employment is terminated without cause, he is entitled to (a) all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the third anniversary of the Date of Termination, and (b) the continuation by the Company of medical and dental insurance coverage for him and his family until the end of the employment term. Following the end of the employment term, upon termination for any reason other than cause, our Chief Executive Officer and Chief Financial Officer each are entitled to continuation of his salary in effect at that time for a period of six months.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments, including awards under the 2006 Plan, in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

THE COMPENSATION COMMITTEE

Kevin C. Howe, Chairman

Lisa C. Gallagher

David M. Kantor

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2006 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Scott K. Ginsburg	2006	323,077	175,000	42,482	(2)	230,085	(3)	770,644
Chairman and Chief Executive Officer
Omar A. Choucair	2006	229,230	105,000	22,942	(4)	20,660	(5)	377,832
Chief Financial Officer
Neil H. Nguyen	2006	192,500	115,000	22,558	(6)	58,051	(7)	388,109
Executive Vice President of Sales and Operations
Pamela Maythenyi	2006	173,308	60,000	16,902	(8)	7,647	(9)	257,857
Sr. Vice President of SourceEcreative

(1)          See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of stock awards.

(2)          Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, calculated in accordance with SFAS 123(R).

(3)          Consists of $12,000 paid for automobile allowance, $203,425 which represents the amount paid for Mr. Ginsburg’s personal guarantee of a portion of the Company’s debt, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(4)          Consists of $16,891, $3,496, and $2,555 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000, 2,500, and 25,000 shares of common stock to Mr. Choucair on July 12, 2006, May 16, 2003, and February 20, 2002, respectively, calculated in accordance with SFAS 123(R).

(5)          Consists of $6,000 paid for automobile allowance, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(6)          Consists of $16,891 and $5,667 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000 and 3,000 shares of common stock to Mr. Nguyen on July 12, 2006 and March 30, 2005, respectively, calculated in accordance with SFAS 123(R).

(7)          Consists of $3,000 paid for automobile allowance, $40,391 for sales commissions, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(8)          Consists of $1,373, $8,445, $3,113,  and $3,971 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 2,500, 20,000, 2,500, and 2,500 shares of common stock to Ms. Maythenyi on August 31, 2006, July 12, 2006, August 31, 2005, and August 31, 2004, respectively, calculated in accordance with SFAS 123(R).

(9)          Represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended December 31, 2006 to each of the individuals named in the Summary Compensation Table.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Grant Date ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)
Scott K. Ginsburg	July 12, 2006	July 12, 2006	—	100,000	5.88	5.89	400,877
Omar A. Choucair	July 12, 2006	July 12, 2006	—	40,000	5.88	5.89	160,351
Neil H. Nguyen	July 12, 2006	July 12, 2006	—	40,000	5.88	5.89	160,351
Pamela Maythenyi	July 12, 2006	July 12, 2006	—	20,000	5.88	5.89	80,175
	August 31, 2006	August 31, 2004(2)	—	2,500	8.14	7.99	16,316

(1)             Our 1992 Plan and 2006 Plan, under which these options were granted, provide that the exercise price shall be determined by using the fair market value of our common stock, which is defined under the Plans as the closing price of our common stock on the Nasdaq Global Market on the day prior to the grant date.

(2)             Represents the commencement date of Ms. Maythenyi’s employment agreement. According to the terms of such agreement, she is to be issued 2,500 stock options on the first and second anniversaries of her agreement at the then-current market price.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

The terms of our executive officers’ compensation are derived from our employment agreement with them and the annual performance review by our Compensation Committee. The terms of Mr. Ginsburg’s employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of Mr. Choucair’s employment agreement with us were the result of negotiations between our Chief Executive Officer and Mr. Choucair and were approved by our Board of Directors. The terms of Ms. Maythenyi’s employment agreement with us were the result of negotiations between our Chief Executive Officer and Ms. Maythenyi and were approved by our Board of Directors in conjunction with their approval of the acquisition of The Source Maythenyi in 2004. The terms of Mr. Nguyen’s employment agreement with us were the result of negotiations between our Chief Executive Officer and Mr. Nguyen and were approved by our Compensation Committee.

All of the equity awards disclosed in the Grants of Plan-Based Awards table were issued under our 2006 Plan or 1992 Plan. All option awards were granted with an exercise price per share equal to the closing price of our common stock on the Nasdaq Global Market on the day prior to the grant date of each award. Subject to the terms and conditions of the 2006 Plan or 1992 Plan and the option agreements issued in connection with these grants, all of the options granted in 2006 vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter.

Employment Agreement with Scott K. Ginsburg

On June 22, 2006, the Company entered into an Employment Agreement with our Chief Executive Officer, Scott K. Ginsburg. Pursuant to the Employment Agreement between Mr. Ginsburg and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ginsburg as its Chief Executive Officer from the date of the Agreement through May 31, 2008. Under the CEO Agreement, Mr. Ginsburg is entitled to an annualized base salary of $375,000 and is eligible for an annual bonus of up to $187,500 for the term of the Agreement. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ginsburg is entitled to participate in the Company’s stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $1,000 per month for the term of the Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ginsburg and his spouse and dependent family members under the Company’s health plan.

The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the first anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to the employee his salary as then in effect for a period of six months. Under the Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ginsburg to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CEO Agreement by Mr. Ginsburg.

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on June 27, 2006.

Employment Agreement with Omar A. Choucair

On June 22, 2006, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the date of the Agreement through May 31, 2009. Under the CFO Agreement, Mr. Choucair is entitled to an annualized base salary of $250,000 for the period June 1, 2006 through May 31, 2007 (increasing to $260,000 and $270,000 on the anniversaries of the CFO Agreement during its term), and is eligible for an annual bonus of $75,500 for the term of the Agreement. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Choucair is entitled to participate in the Company’s stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company’s health plan.

The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the third anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to him his salary as then in effect for a period of six months. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the Agreement by the Company. Under the CFO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CFO Agreement by Mr. Choucair.

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on June 27, 2006.

Employment Agreement with Neil H. Nguyen

On August 30, 2006, the Company entered into an Amended and Restated Employment Agreement with our Executive Vice President of Sales and Operations, Neil H. Nguyen. Pursuant to the Amended and Restated Employment Agreement between Mr. Nguyen and the Company (the “Nguyen Agreement”), the Company agreed to employ Mr. Nguyen as its Executive Vice President of Sales and Operations from the date of the Agreement through July 1, 2009. Under his agreement, Mr. Nguyen is entitled to an annualized base salary of $210,000 for the period July 1, 2006 through June 30, 2007 (increasing to $230,000 and $240,000 on the anniversaries of the Nguyen Agreement during its term), and is eligible for an annual bonus of $75,000 each year for the term of the Nguyen Agreement. Half of the annual bonus is based on acquiring new customers and existing customer retention. The remaining 50% of the annual bonus is determined in the sole discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. Mr. Nguyen earns a commission which is based on the amount of revenue recognized by the Company. Sales commissions are paid monthly, and are increased if revenues exceed certain budgeted targets. During fiscal 2006, Mr. Nguyen earned and was paid $40,391 in sales commissions. In addition, Mr. Nguyen is entitled to participate in the Company’s stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the Nguyen Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Nguyen and his spouse and dependent family members under the Company’s health plan.

The Nguyen Agreement also includes provisions respecting severance and confidentiality obligations. Pursuant to the Nguyen Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below), he shall be entitled to all remaining salary to the end of the Employment Term. If he is terminated by the Company for Just Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Under the Nguyen Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the requirement by the Company for Mr. Nguyen to move out of the State of California, a reduction in title below “Executive Vice President,” a material breach of the Nguyen Agreement by the Company, or in the event of a change in control of the Company in which the successor does not assume the Nguyen Agreement or the surviving entity terminates the employment of Mr. Nguyen within one year of the change in control, other than for Just Cause. Under the Nguyen Agreement, Just Cause includes conviction of or a plea of guilty or nolo contendre by the employee to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the Nguyen Agreement by the employee.

Employment Agreement with Pamela Maythenyi

On August 31, 2004, the Company entered into an Employment Agreement with our Senior Vice President of SourceEcreative. Pursuant to the Employment Agreement between Ms. Maythenyi and the Company (the “Maythenyi Agreement”), the Company agreed to employ Ms. Maythenyi to be in charge of SourceEcreative, one of its principal business units from the date of the Maythenyi Agreement through August 31, 2007. Under her agreement, Ms. Maythenyi is entitled to an annualized base salary of $160,000 for the period August 31, 2004 through August 31, 2005 (increasing to $170,000 and $180,000 on the anniversaries of the Maythenyi Agreement during its term), and is eligible for an annual bonus of $30,000 each year for the term of the Maythenyi Agreement. Payment of the annual bonus is dependent upon the business unit achieving certain budgeting revenue targets. In addition, Ms. Maythenyi is entitled to participate in the Company’s stock option plans and receive a 2,500 employee stock options at the commencement of the Maythenyi Agreement at an exercise price per share equal to the fair market value of the stock on the respective date of grant, and if she has not terminated prior to such time, is entitled to receive an equal number on each of the first two anniversaries of the Maythenyi Agreement. Furthermore, she is entitled to four weeks of paid vacation per calendar year. The Maythenyi Agreement also includes provisions respecting severance, covenants against competition,  and confidentiality obligations. Pursuant to the Maythenyi Agreement, if she is terminated prior to the end of the term by the Company other than for Just Cause (as described below), she shall be entitled to all remaining salary to the end of the Employment Term. If she is terminated by the Company for Just Cause (as described below), or at the end of the Employment Term, she shall not be entitled to further compensation. Under the Maythenyi Agreement, Just Cause includes conviction of or a plea of guilty or nolo contendre by the employee to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform her duties to the Company or any material breach of the Maythenyi Agreement by the employee.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2006, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott K. Ginsburg	43,330	—	21.60	November 29, 2009
	5,000	—	33.10	January 18, 2008
	2,500	—	12.90	February 20, 2009
	—	100,000	5.88	July 12, 2013
Omar A. Choucair	17,332	—	21.60	November 29, 2009
	5,000	—	33.10	January, 18, 2008
	25,000	—	12.90	February 20, 2009
	2,240	260	26.00	May 16, 2010
	—	40,000	5.88	July 12, 2013
Neil H. Nguyen	1,313	1,687	12.60	March 30, 2012
	—	40,000	5.88	July 12, 2013
Pamela Maythenyi	1,458	1,042	13.00	August, 31, 2011
	833	1,667	6.50	August 31, 2012
	—	20,000	5.88	July 12, 2013
	—	2,500	8.14	August 31, 2013

(1)          Options will vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter.

Option Exercises and Stock Vested

None of the individuals named in the Summary Compensation Table have ever exercised stock options. Furthermore, the Company has never issued restricted stock awards to the individuals named in the Summary Compensation Table.

Pension Benefits

We do not have any qualified or non-qualified defined benefit pans.

Potential Payments upon Termination or Change of Control

Generally, regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•       the portion of the executive’s base salary that has accrued prior to any termination and not yet been paid;

•       unused vacation pay; and

•       distribution from the Company’s 401(k) plan (assuming the executive participated in the plan).

In addition, we are required to make the additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control, as set forth below.

2006 Long-Term Stock Incentive Plan

The 2006 Plan has been adopted to replace the Company’s 1992 Stock Option Plan. In addition, because the Director Plan has expired recently, the 2006 Plan has been prepared in a manner to enable stock awards to be granted to members of our Board of Directors. When the 2006 Plan was approved by our stockholders, the 1992 Plan terminated and the shares identified above as remaining for future grants under the 1992 Plan ceased to be available for grants under the 1992 Plan. The number of shares subject to the 2006 Plan is 1,100,000 shares.

Termination or Change-in-Control Payments

Scott K. Ginsburg, Chairman and Chief Executive Officer

Pursuant to terms of the 1992 Plan, under which Mr. Ginsburg’s options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Ginsburg which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Ginsburg’s employment is terminated by us or by Mr. Ginsburg for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Ginsburg for a period of up to three months from the date of termination. If Mr. Ginsburg’s employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Ginsburg’s termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Ginsburg for a period of six months from the date of termination.

The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change of control occurred on December 31, 2006, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason
Base Salary	$531,250	$—	$531,250
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	50,000	$—	$—
	$380,000	$—	$—
Total	$911,250		$531,250

(1)          Value upon change of control is calculated using a value of our common stock of $13.48 per share, the closing price of our common stock on December 29, 2006, the last trading day in the fiscal year ended December 31, 2006, less the exercise price of the option of $5.88 per share.

Omar A. Choucair, Chief Financial Officer

Pursuant to terms of the 1992 Plan, under which Mr. Choucair’s options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Choucair which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Choucair’s employment is terminated by us or by Mr. Choucair for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of up to three months from the date of termination. If Mr. Choucair’s employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Choucair’s termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of six months from the date of termination.

The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change of control occurred on December 31, 2006, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary	$774,167	$—	$774,167
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	20,130	—	—
	$152,000	$—	$—
Total	$926,167	$—	$774,167

(1)          Value upon change of control is calculated using a value of our common stock of $13.48 per share, the closing price of our common stock on December 29, 2006, the last trading day in the fiscal year ended December 31, 2006, less the exercise price of the option of $5.88 per share.

Neil H. Nguyen, Executive Vice President of Sales and Operations

Pursuant to terms of the 1992 Plan, under which Mr. Nguyen’s options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Nguyen which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Nguyen’s employment is terminated by us or by him for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of up to three months from the date of termination. If his employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Nguyen’s termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of six months from the date of termination.

The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change of control occurred on December 31, 2006, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Just Cause or by Mr. Nguyen for Good Reason
Base Salary	$—	$—	$575,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	20,843	—	—
	$152,742	$—	$—
Total	$152,742	$—	$575,000

(1)          Value upon change of control is calculated using a value of our common stock of $13.48 per share, the closing price of our common stock on December 29, 2006, the last trading day in the fiscal year ended December 31, 2006, less the exercise price of the option of $5.88 per share.

Pamela Maythenyi, Senior Vice President, SourceEcreative

Pursuant to terms of the 1992 Plan and 2006 Plan, under which Ms. Maythenyi’s options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Ms. Maythenyi which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Ms. Maythenyi’s employment is terminated by us or by her for any reason, any unvested portion of her stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Ms. Maythenyi for a period of three months from the date of termination. If her employment is terminated as a result of her death or disability, then immediately upon the date of Ms. Maythenyi’s termination, any unvested portion of her stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by her for a period of six months from the date of termination.

The following table summarizes the potential payments to Ms. Maythenyi assuming her employment with us was terminated or a change of control occurred on December 31, 2006, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Just Cause or by Ms. Maythenyi for Good Reason
Base Salary	$—	$—	$120,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	12,605	—	—
	$88,743	$—	$—
Total	$88,743	$—	$120,000

(1)          Value upon change of control is calculated using a value of our common stock of $13.48 per share, the closing price of our common stock on December 29, 2006, the last trading day in the fiscal year ended December 31, 2006, less the exercise price of the option of $5.88 per share.

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended December 31, 2006, other than Scott K. Ginsburg, our Chairman and Chief Executive Officer, and Omar A. Choucair, our Chief Financial Officer and Director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
William Donner	7,000	—	7,000
Lisa Gallagher	2,500	—	2,500
Kevin C. Howe	12,000	9,198	21,198
David M. Kantor	5,000	9,198	14,198
Anthony J. LeVecchio	32,000	9,198	41,198
Cappy R. McGarr(3)	8,500	23,921	32,421

(1)          See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of option awards.

(2)          Represents the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to purchase 10,000 shares of common stock on May 26, 2006 at an exercise price of $5.30, calculated in accordance with SFAS 123(R).

(3)          Mr. McGarr resigned from our Board of Directors effective May 26, 2006.

Director Compensation Policy

Messrs. Ginsburg and Choucair, our Chairman and Chief Executive Officer, and Chief Financial Officer and Director, respectively, are not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

The non-employee members of our Board of Directors receive compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. Other than Mr. LeVecchio, the Company pays its directors $2,500 per Board of Directors meeting attended, plus $1,000 per meeting of each committee or special assignments of the Board of Directors. Mr. LeVecchio is paid $25,000 as an annual retainer, $1,000 for each meeting of the Board attended, and $750 for each meeting of the Audit Committee attended.

Members of our Board of Directors are also eligible to receive stock option grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our 2006 Plan, and which typically vest ratably over four years.

Guarantor Agreement with Scott K. Ginsburg

In connection with the Company’s acquisition of Media DVX, a $6.5 million promissory note was issued to the seller of Media DVX, payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee. Amounts paid to Mr. Ginsburg associated with this guarantee were $0.2 million and $0, for the years ended December 31, 2006 and 2005, respectively.

Employee Benefit Plans

We sponsor a 401(k) plan covering employees who meet certain defined requirements. Under the terms of our 401(k) plan, participants may elect to make contributions on a pre-tax and after-tax basis, subject to certain limitations under the Internal Revenue Code and we may match a percentage of employee contributions, on a discretionary basis, as determined by our Board of Directors. We currently match 1% of the participating employees’ salary who contribute at least 3% of their salary. We may make other discretionary contributions to the 401(k) plan pursuant to a determination by our Board of Directors, although, to date, no such other discretionary contributions have been made.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Howe (Chairman) and Kantor, and Ms. Gallagher. There were no other members of the committee during 2006. All current members of the Compensation Committee are “independent directors” as defined under the Nasdaq Marketplace Rules. None of these individuals were at any time during 2006, or at any other time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock as of March 31, 2007, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our Directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of March 31, 2007(1)(2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3)	3,298,199	19.9%
Moon Doggie Family Partnership
Omar A. Choucair(4)	61,884	*
Pamela Maythenyi(5)	2,812	*
Neil H. Nguyen(6)	1,625	*
David M Kantor(7)	17,416	*
Kevin C. Howe(8)	28,616	*
Anthony J. LeVecchio(9)	11,721	*
Lisa C. Gallagher	14,664	*
William Donner	1,745	*
Kinderhook Partners, LP	1,376,885	8.7%
1 Executive Dr., Suite 160 Fort Lee, NJ 07024
William Blair & Company, L.L.C.	1,100,000	6.9%
222 West Adam Street Chicago, IL 60606
Costa Brava Partnership III, LP	1,001,089	6.3%
420 Boylston St. Boston, MA 02116
CrossPoint Venture Partners	846,701	5.3%
The Pioneer Hotel Building 2925 Woodside Road Woodside, CA 94062
All directors and executive officers as a group (9 persons)(10)	3,438,682	20.7%

*                    Less than 1% of the Company’s common stock.

(1)          Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company’s knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, TX 75039

(2)          The number of shares of common stock outstanding as of March 31, 2007 was 15,849,796. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after March 31, 2007.

(3)          Based on filings with the Securities and Exchange Commission indicating beneficial ownership. Includes 2,303,531 shares held of record by Scott K. Ginsburg and 292,013 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 50,830 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 300,852 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 350,973 shares of common stock.

(4)          Includes options exercisable into 49,832 shares of common stock and warrants exercisable into 8,666 shares of common stock.

(5)   Represents options exercisable into 2,812 shares of common stock.

(6)          Represents options exercisable into 1,625 shares of common stock.

(7)          Includes options exercisable into 16,416 shares of common stock.

(8)          Includes options exercisable into 15,416 shares of common stock.

(9)          Includes options exercisable into 4,221 shares of common stock.

(10)   Includes options exercisable into 141,152 shares of common stock and warrants exercisable into 660,491 shares of common stock.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options	572,176	$11.71	1,097,500
Common stock warrants	660,491	$10.00	—
Total	1,232,667	$10.79	1,097,500

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter. None of the Company’s directors or executive officers (1) has entered into any transaction or series of similar transactions with the Company except as described below, (2) has any relationship, or has had any relationship with the Company except as described below, or (3) has outstanding indebtedness to the Company, which (in any case) requires disclosure under Item 404 of the SEC’s Regulation S-K.

In connection with the Company’s acquisition of Media DVX, a $6.5 million promissory note was issued to the seller of Media DVX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee. Amounts paid to Mr. Ginsburg associated with this guarantee were $0.2 million and 0, for the years ended December 31, 2006 and 2005, respectively.

Director Independence

The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio, Mr. Donner and Ms. Gallagher are independent from our management, as an “independent director” as defined under the Nasdaq Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the Nasdaq Marketplace Rules.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

	Years Ended December 31,
	2006	2005
Audit Fees	$1,169,000	$924,000
Audit Related Fees	25,408	25,000
Tax Fees	197,500	110,000
All Other Fees	—	—
Total	$1,391,908	$1,059,000

The Audit Committee has considered whether (and has determined that) the provision by KPMG of the services described under Tax Fees is compatible with maintaining KPMG’s independence from management and the Company. In addition, all of the services rendered to the Company by KPMG were pre-approved by the Audit Committee.

Audit Fees

These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of the Sarbanes-Oxley Act, Section 404, and audits of acquired entities. The amount for 2006 includes approximately $172,000 for the Registration Statements on Forms S-3, S-4, and S-8.

Audit-Related Fees

We paid KPMG $25,408 and $25,000 in 2006 and 2005, respectively, for services related to auditing our 401(k) plan.

Tax Fees

The amounts shown are fees paid to KPMG associated with tax compliance and tax consultation.

All Other Fees

We paid no other fees to KPMG in 2006 or 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee’s policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3)	See Exhibit Index on page 27 of this Amendment No. 1 for a list of exhibits furnished as part of this Amendment No. 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: April 27, 2007	By:	/s/ SCOTT K. GINSBURG
Scott K. Ginsburg
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chairman of the Board of Directors	April 27, 2007
	Scott K. Ginsburg	and Chief Executive Officer
	*	Chief Financial Officer and Director	April 27, 2007
	Omar A. Choucair	(Principal Financial and Accounting Officer)
	*	Director	April 27, 2007
William Donner
	*	Director	April 27, 2007
David M. Kantor
	*	Director	April 27, 2007
Lisa C. Gallagher
	*	Director	April 27, 2007
Kevin C. Howe
	*	Director	April 27, 2007
Anthony J. LeVecchio
*By	/s/ SCOTT K. GINSBURG
Scott K. Ginsburg As Attorney-in-Fact Pursuant to Powers of Attorney Previously Filed

Index to Exhibits

Exhibit Number	Description
10.1	Employment Agreement by and between Digital Generation Systems, Inc., (the “Company”) and Pamela Maythenyi (the “Employee”) entered into as of the 31st day of August 2004.
10.2

Amended and Restated Employment Agreement by and between Digital Generation Systems, Inc., (the “Corporation”) and Neil Nguyen (the “Employee”), entered into as of the 30th day of August 2006, but effective as of the 1st day of July 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer