Form 10-Q
period 2007-03-31
DG FastChannel, Inc
filed 2007-05-11
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the Registrant had 15,862,270 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K filed on April 2, 2007, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$24,574	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,107 in 2007 and $1,046 in 2006)	16,322	15,433
Current deferred income taxes	2,129	2,290
Prepaid expenses	519	547
Restricted cash	275	—
Other current assets	576	264
Current assets held for sale from discontinued operations	267	711
Total current assets	44,662	43,719
Property and equipment (net of accumulated depreciation of $21,586 in 2007 and $20,163 in 2006)	11,837	12,829
Long-term investments	5,773	5,180
Goodwill	65,194	65,545
Deferred income taxes, net	8,949	10,244
Intangible assets (net of accumulated amortization of $10,332 in 2007 and $9,210 in 2006)	34,525	35,112
Restricted cash	150	425
Other noncurrent assets	764	654
Noncurrent assets held for sale from discontinued operations	1,755	1,875
TOTAL ASSETS	$173,609	$175,583
Liabilities and Stockholders’ Equity
Accounts payable	$2,916	$4,112
Accrued liabilities (includes amounts owed to related party of $332 in 2007 and $332 in 2006—see Note 9)	6,102	8,500
Deferred revenue, net	1,159	1,100
Current portion of long-term debt	4,188	4,190
Obligations of discontinued operations	221	145
Total current liabilities	14,586	18,047
Long-term debt, net of current portion	14,800	15,650
TOTAL LIABILITIES	29,386	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 15,906 issued and 15,850 outstanding at March 31, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	16	16
Additional paid-in capital	333,967	333,821
Accumulated deficit	(189,159)	(191,358)
Other comprehensive income	252	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	144,223	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,609	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Audio and video content distribution	$18,620	$12,516
Other	1,274	519
Total revenues	19,894	13,035

Cost of revenues:
Audio and video content distribution	8,704	6,615
Other	166	106
Total cost of revenues	8,870	6,721

Operating expenses:
Sales and marketing	1,362	853
Research and development	476	294
General and administrative	2,584	2,047
Depreciation and amortization	2,545	1,538
Total operating expenses	6,967	4,732
Income from operations	4,057	1,582
Other (income) expense:
Interest (income) and other (income) expense, net	(196)	—
Interest expense	370	510
Net income before income taxes from continuing operations	3,883	1,072
Provision for income taxes	1,551	407
Net income from continuing operations	2,332	665
Discontinued operations:
Income (loss) from operations of discontinued operations	(242)	139
Income tax benefit (expense)	94	(54)
Gain on disposal of discontinued operations, net of tax	15	—
Net income (loss) from discontinued operations	(133)	85
Net income	$2,199	$750
Basic net income per common share from continuing operations	$0.15	$0.09
Basic net income (loss) per common share from discontinued operations	$(0.01)	$0.01
Basic net income per common share	$0.14	$0.10
Diluted net income per common share from continuing operations	$0.15	$0.09
Diluted net income (loss) per common share from discontinued operations	$(0.01)	$0.01
Diluted net income per common share	$0.14	$0.10
Basic weighted average common shares outstanding	15,844	7,422
Diluted weighted average common shares outstanding	16,148	7,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options, net of direct costs	6	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	86	—	—	86
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	1	—	1
Unrealized loss on long-term investment (net of tax benefit of $4)	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	—	2,199	2,199
Total comprehensive income								2,191
Balance at March 31, 2007	15,906	$16	(56)	$(853)	$333,967	$252	$(189,159)	$144,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,199	$750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,424	998
Amortization of intangible and other assets	1,121	742
Share-based compensation	86	36
Provision for deferred income taxes	1,452	461
Provision for doubtful accounts	58	130
Gain on disposal of discontinued operations, net of tax	(15)	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(713)	(378)
Prepaid and other assets	(763)	(479)
Accounts payable and accrued liabilities	(3,168)	(2,134)
Deferred revenue, net	59	(527)
Net cash provided by (used in) operating activities	1,740	(401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(905)	(168)
Purchase of long-term investments	(607)	—
Proceeds from sale of property and equipment	236	—
Proceeds from sale of discontinued operation	425	—
Net cash used in investing activities	(851)	(168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60	—
Payment of debt issuance costs	—	(191)
Proceeds from issuance of debt	—	20,000
Repayment of debt	(850)	(17,126)
Net cash provided by (used in) financing activities	(790)	2,683
Effect of exchange rate changes on cash and cash equivalents	1	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	100	2,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,574	$4,000

Supplemental Cash Flow Information:
Cash paid for interest	$513	$538
Cash paid for income taxes	$181	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

DG FastChannel, Inc. (the “Company”) offers a suite of digital technology services through DG FastChannel, Inc. (“DGF”) and its wholly-owned subsidiaries FastChannel Network, Inc. (“FastChannel”), AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), and SourceEcreative. The Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and agencies, and over 21,000 online radio, television, cable, network and print publishing destinations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to conform prior year amounts to current year classifications.

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

Restricted Cash

Restricted cash consists of real estate security deposits which are carried at fair value and are restricted as to withdrawal. The security deposits are held in the name of a Company subsidiary with major financial institutions to collateralize certain of the Company’s office leases. Deposits expected to be returned within one year are classified as short term on the accompanying condensed consolidated balance sheets.

2. INVESTMENTS AND ACQUISITIONS

Investment in Point.360

On December 22, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Midwood Capital Management LLC, Midwood Capital Partners, L.P. and Midwood Capital Partners QP, L.P., related to the purchase by the Company of 1,108,674 shares (the “Shares”) of common stock, no par value, of Point.360 (symbol “PTSX” on the NASDAQ Global Market), a California corporation, which were held by such entities.  Subsequently, the Company made additional purchases of these shares.

At March 31, 2007 the Company owned 1,612,436 shares of common stock or approximately 16% of Point.360 and accounts for the long-term investment as an ‘available for sale’ equity security in accordance with Statement of Financial Accounting Standards (“SFAS”) No.115. Other than a nondisclosure agreement and the Securities Purchase Agreement, the Company and its affiliates do not have a material relationship with Point.360. The Company has determined that the non-disclosure agreement is not a “material contract” for purposes of Item 601(b)(10) of Regulation S-K.

In April 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 will spin off its post production operations to Point.360 stockholders and (ii) the Company will acquire Point.360’s ads distribution operations.  Also see Note 10.

Merger with FastChannel

On December 15, 2005, the Company and privately-held FastChannel entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. The purpose of the merger was to expand the Company’s electronic distribution network and customer base. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly-owned subsidiary of the Company. As consideration for the transaction, the Company issued to FastChannel common and preferred stockholders approximately 5.2 million shares of the Company’s common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006) valued at $27.4 million. Additionally, the Company refinanced approximately $8.0 million of FastChannel debt. The net purchase price was allocated based on the current estimated fair values of the assets deemed acquired and liabilities deemed assumed at the date of acquisition, $14.6 million to customer relationships and $4.4 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets deemed acquired was allocated to goodwill. Goodwill created as a result of the acquisition totaled $21.7 million, none of which is deductible for tax purposes.

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the aforementioned acquisition of FastChannel. The table also summarizes the fair values of the assets acquired and liabilities assumed adjusted to incorporate the results of a third party valuation analysis. The purchase price allocation for the acquisition is as follows (in thousands):

FastChannel
Current assets	$5,303
Property and equipment	2,950
Other non-current assets	1,052
Identifiable intangible assets	19,010
Goodwill	21,688
Total assets acquired	50,003
Liabilities assumed	21,247
Net assets acquired	$28,756

The following pro forma information details the results of continuing operations as if the acquisition of FastChannel had taken place on January 1, 2006 (in thousands). A table of actual amounts is provided for reference:

	As Reported		Proforma
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$19,894	$13,035	$19,894	$18,712
Income (loss) from operations	$4,057	$1,582	$4,057	$(175)
Net income (loss) from continuing operations:	$2,332	$665	$2,332	$(1,359)
Basic and diluted net income (loss) from continuing operations per share of common stock:	$0.15	$0.09	$0.15	$(0.11)

3.   Discontinued Operations

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to begin marketing for sale certain assets of two subsidiaries: StarGuide Digital Networks, Inc. (“Starguide”) and Corporate Computer Systems, Inc. (“CCS”). These subsidiaries made up our previously reported Product Sales Segment. The Company determined that these businesses were no longer consistent with our strategic business goals. These assets include inventories, property and equipment and certain intangible assets. The Company completed the sale of the assets of CCS for a price of $425,000 in March, 2007.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial data for these businesses has been presented as discontinued operations. The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets held for sale from discontinued operations” and “Obligations of Discontinued Operations.”

The underlying assets and liabilities of discontinued operations as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Assets
Accounts receivable	$143	$376
Inventories	124	316
Other current assets	—	19
Total current assets	267	711
Property and equipment, net	—	7
Goodwill, net	1,750	1,750
Intangible and other assets, net	5	118
Total noncurrent assets	1,755	1,875
Liabilities
Accounts payable	$184	$102
Accrued liabilities	37	43
Total current liabilities	221	145

Operating results of discontinued operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenues	$428	$1,310
Cost of revenues	250	622
Operating expenses	420	549
Income (loss) from operations of discontinued operations	(242)	139
Income tax (expense) benefit	94	(54)
Gain on disposal of discontinued operations, net of tax	15	—
Net income (loss) from discontinued operations	$(133)	$85

4. SHARE-BASED COMPENSATION

Effective for the first quarter of 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $86,000 and $36,000 in share-based compensation expense related to employee stock options during the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Number of options granted	—	3,500
Weighted average exercise price of options granted	—	$5.40
Volatility (1)	—	69%
Risk free interest rate (2)	—	4.4%
Expected term (years) (3)(4)	—	4.75
Expected annual dividends	—	—

(1)             Expected volatility is based on the historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the award.

(2)             The risk free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)             The expected term is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to Staff Accounting Bulletin (“SAB”) No. 107.

(4)             The Company assumes a forfeiture rate of zero in its fair value calculations due to minimal turnover in holders of options in its workforce.

A summary of the Company’s stock options outstanding at March 31, 2007 and 2006 and changes during the three month periods then ended is presented below:

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	572,176	$11.71	318,216	$22.50
Granted	—	—	3,500	$5.40
Exercised	(6,639)	$10.42	—	—
Canceled	(11,842)	$9.34	(1,743)	$13.70
Outstanding at March 31	553,695	$11.78	319,973	$22.30

The following table summarizes the Company’s stock options outstanding and exercisable as of March 31, 2007:

	Outstanding	Currently Exercisable
Number of options	553,695	267,675
Weighted-average exercise price	$11.78	$17.85
Weighted-average remaining contractual life	4.66	2.74
Aggregate intrinsic value (in thousands)	$3,830	$378

As of March 31, 2007, the total compensation costs related to non-vested awards not yet recognized was approximately $1.0 million which will be recognized as expense over the next 4 years.

5. LONG-TERM DEBT

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

On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which none was drawn on the revolving line of credit as of March 31, 2007 and December 31, 2006. Borrowings under the facility bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX. At March 31, 2007, the loan interest rate was approximately 7.4%. On a quarterly basis, the Company pays a nominal commitment fee for the unused portion of the revolving line of credit. As of March 31, 2007 the Company was in compliance with its covenants.

6. INCOME TAXES

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”) became effective for the Company as of January 1, 2007.  Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Implementation of Interpretation No. 48 did not have a material impact on our consolidated financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of and for the three month periods ended March 31, 2007 and 2006, we did not recognize any income tax related interest or penalties. At March 31, 2007, the Company has no unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination

The Company has recorded a valuation allowance on the deferred tax asset created as a result of the write down of its investment in Verance that was recorded in 2006.  A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely that not.  The Company acquired approximately $33.7 million in NOL carryforwards in its acquisition of FastChannel and has maintained a full valuation allowance related to those NOL carryforwards. The Company will maintain a full valuation allowance on its acquired NOL carryforward until the Company’s tax position can be completely assessed. In accordance with SFAS No. 109, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its net deferred tax assets.

For the three months ended March 31, 2007 and 2006, the Company’s effective tax rate was 40% and 38%, respectively.  Income tax expense for the three months ended March 31, 2007 increased $1.1 million or 281.0%, as a result of the increase in net income before taxes.

7. EARNINGS PER SHARE

On May 30, 2006 the Company’s common stock was reverse split on a 1-for-10 basis.

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

A reconciliation of net income (loss) per basic and diluted share for the three months ended March 31, 2007 and 2006, respectively, follows (in thousands, except per share amounts):

	March 31,
	2007	2006
Basic:
Net income from continuing operations	$2,332	$665
Net income (loss) from discontinued operations	$(133)	$85
Net income	$2,199	$750
Weighted average shares outstanding	15,844	7,422

Basic net income from continuing operations per common share	$0.15	$0.09
Basic net income (loss) from discontinued operations per common share	$(0.01)	$0.01
Basic net income per common share	$0.14	$0.10

Diluted:
Weighted average shares outstanding	15,844	7,422
Add: Net effect of potentially dilutive shares	304	—
Total shares	16,148	7,422
Diluted net income from continuing operations per common share	$0.15	$0.09
Diluted net income (loss) from discontinued operations per common share	$(0.01)	$0.01
Diluted net income per common share	$0.14	$0.10

For the three months ended March 31, 2007, 135,761 options with a weighted average exercise price of $25.20 per share and no warrants to purchase shares of common stock had exercise prices above the average market price of $13.81. As a result, 135,761 shares were excluded from the computation of diluted net income per share. For the three months ended March 31, 2006, 318,216 options with a weighted average exercise price of $22.50 per share and warrants to purchase 707,581 shares of common stock at a weighted average exercise price of $9.60 per share had exercise prices above the average market price of $6.00. As a result, 1,025,797 shares were excluded from the computation of diluted net income per share.

8. SEGMENT INFORMATION

The Company’s two industry segments include (i) digital and physical distribution of audio and video content and broadcast business intelligence, and (ii) creative research services (“SourceEcreative”). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three Months Ended March 31, 2007
	Audio and Video
	Content Distribution		SourceEcreative	Consolidated
Revenues	$18,620		$1,274	$19,894
Depreciation and amortization	2,437		108	2,545
Income from operations	3,565		492	4,057
Total assets	$168,212	(a)	$5,397	$173,609

	Three Months Ended March 31, 2006
	Audio and Video
	Content Distribution		SourceEcreative	Consolidated
Revenues	$12,516		$519	$13,035
Depreciation and amortization	1,438		100	1,538
Income from operations	1,479		103	1,582
Total assets	$111,668	(a)	$3,667	$115,335

(a)             Net of intersegment elimination which relates to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

9.   RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX, a $6.5 million promissory note was issued to the seller of MDX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the three months ended March 31, 2006, the Company recognized additional interest expense of $0.1 million associated with the guarantee.

10. SUBSEQUENT EVENTS

Point.360 Purchase

On April 16, 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 will spin off its post production operations to Point.360 stockholders (other than the Company) and (ii) the Company will acquire Point.360’s advertising distribution operations.

The acquisition of Point.360’s advertising distribution operations are expected to be accomplished via an exchange offer for all outstanding shares of Point.360 common stock, pursuant to which each share tendered and accepted by the Company would be exchanged for approximately one-fifth of a share of the Company’s common stock.  The exact exchange ratio will be determined by dividing 2.0 million by the number of shares of Point.360 common stock (other than shares owned by the Company) issued and outstanding immediately prior to the consummation of the exchange offer.  The Company expects to issue 2.0 million shares of its common stock in the transaction.  Prior to the consummation of the exchange offer, Point.360 will contribute its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 (“New 360”) and Point.360 will distribute to its shareholders (other than DG FastChannel) pro rata all of the capital stock of New 360.  As a result of the contribution and distribution, at the consummation of the exchange offer, Point.360’s business will consist solely of the advertising distribution operations.  As soon as practicable following the completion of the exchange offer, Point.360 will be merged with and into the Company, with the Company continuing as the surviving corporation.  Point.360 shareholders that did not exchange their Point.360 shares in the exchange offer will receive the same consideration in the merger, without interest thereon.  As partial consideration for the overall transaction, the Company, which owns approximately 1.6 million shares of Point.360 common stock, or approximately 16% of Point.360’s outstanding shares (previously acquired for approximately $5.3 million in open market purchases and negotiated transactions), will not participate in Point.360’s stock dividend of New 360 capital stock.  The Company anticipates that its acquisition of Point.360’s advertising distribution operations will be completed during the third quarter of 2007.

Pathfire Purchase

On April 24, 2007, the Company, entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire privately-held Pathfire, Inc. (“Pathfire”), for $30 million through a stock purchase transaction pursuant to which Pathfire will become a wholly-owned subsidiary of the Company.

Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.  Pathfire is the primary distribution method for the majority of syndicated programming.  In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates throughout the United States. Pathfire’s technology is installed in approximately 1,400 U.S. television stations. Other than a nondisclosure agreement and the Merger Agreement, the Company and its affiliates do not have a material relationship with Pathfire. The Company has determined that the non-disclosure agreement is not a “material contract” for purposes of Item 601(b)(10) of Regulation S-K.

The transaction is expected to close in the second quarter of 2007 subject to Pathfire shareholder approval and other customary closing conditions.  The Company plans to finance the transaction with cash on hand and through borrowings under its existing Credit Agreement.

Starguide Asset Sale

On April 23, 2007, the Company completed the sale of certain assets of Starguide and proceeds of $0.2 million were received in cash. Note 3 describes how this subsidiary is reflected in these financial statements as discontinued operations.

Viewpoint Alliance

On May 7, 2007, DG FastChannel, Inc. (the “Company”), purchased 10,750,000 common shares of Viewpoint Corporation (“Viewpoint”) in a private equity placement at a price of $0.40 per share, for an aggregate amount of $4.3 million. Reflecting the Company’s and other investors’ investments, Viewpoint has approximately 81,587,000 million shares of common stock outstanding with the Company owning approximately 13% of Viewpoint’s outstanding shares. As part of the transaction, Viewpoint issued the Company, and other investors, warrants to allow them to increase their equity stake in the future.

Further, the Company entered into a strategic relationship with Viewpoint pursuant to a Reseller Agreement by which the Company will integrate its media services platform with Viewpoint’s Unicast advertising solutions technology.  This Online Video partnership with Unicast will enable brands and advertisers to turn their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.  The Company has determined that this agreement is not a “material contract” for purposes of Item 601(b)(10) of Regulation S-K.

Starguide and CCS Asset Sales

In May, 2007, reflecting the Company’s previously announced intention to divest the non-core StarGuide and CCS assets, the Company has entered into an agreement to sell the intellectual property related to these entities for a total of $2.5 million with the transaction expected to close in the third quarter of 2007.

11.   NEW ACCOUNTING PRONOUCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 became effective for the Company as of January 1, 2007, and did not have a material impact on our consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report, and contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those indicated in the forward-looking statements as a result of various factors.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained in this quarterly report on Form 10-Q may be deemed to constitute “forward-looking statements”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs and future acquisitions; our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors”.

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

Overview

We are the leading provider of digital media distribution services to the advertising and broadcast industries.  In addition, we operate the industry’s largest electronic digital distribution network.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We offer a digital alternative to dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis on payment terms which are usually net 30 days.

Results of Operations

Revenues.    For the three months ended March 31, 2007, revenues increased $6.9 million, or 52.6%, as compared to the prior year period.  The increases were $6.1 million and $0.8 million from the Audio and Video Content Distribution segment and the SourceEcreative segments, respectively.  The increase in the Audio and Video Content Distribution segment was primarily due to the additional customers acquired in the FastChannel merger.  The increase in the SourceEcreative segment was also due to the additional customers acquired in the FastChannel merger.

Cost of Revenues.    For the three months ended March 31, 2007, cost of revenues increased $2.1 million, or 32.0%, from the prior year period. This increase was directly related to the increased revenues in both segments discussed above.

Sales and Marketing.    Sales and marketing expense increased $0.5 million, or 59.8%, for the three months ended March 31, 2007 primarily due to increased salaries and expenses for a larger sales force in support of a larger base of customers subsequent to the merger with FastChannel.

Research and Development.    For the three months ended March 31, 2007, research and development expense increased $0.2 million, or 62.1% from the prior year period.  This was due to the increased technology spending for payroll, recruiting and consulting necessary to service the network after the merger with FastChannel.

General and Administrative.    For the three months ended March 31, 2007, general and administrative expenses increased $0.5 million, or 26.2%, from the prior year period due primarily to supporting the increased activities across the Company now serving a larger customer base and incremental headcount to support these activities.

Depreciation and Amortization.    For the three months ended March 31, 2007, depreciation and amortization expense increased $1.0 million, or 65.4%, from the prior year period, primarily due to amortization of certain intangible assets acquired in the FastChannel merger, as well as a full quarter’s depreciation of network equipment acquired during 2006.

Interest Income and Other Income/Expense (net).    Interest income and other income/expense increased $0.2 million for the three months ended March 31, 2007, as compared to the prior year period due to the investment of proceeds from the issuance of common stock in the fourth quarter of 2006.

Interest Expense.    Interest expense decreased $0.1 million, or 27.5%, for the three months ended March 31, 2007, as compared to the prior year period due to the retirement of debt that occurred in the fourth quarter of 2006.

Provision for Income Taxes.    For the three months ended March 31, 2007, as compared to the prior year, income tax provision increased $1.1 million, or 281.0%, as a result of the increase in net income before taxes. The Company’s effective tax rate for the three months ended March 31, 2007, was 40% as compared to 38% in the same period in the prior year.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the three months ended March 31, 2007 was $1.7 million compared to net cash used in operating activities of $0.4 million for the three months ended March 31, 2006. The increase of $2.1 million in net cash provided by operating activities was primarily due to the increase in net income for the three months ended March 31, 2007 compared to the same period in 2006.

The Company purchased property and equipment of $0.9 million during the three months ended March 31, 2007, up from the $0.2 million for the three months ended March 31, 2006. This increase was the result of network improvements made in 2007.

Net borrowings (or repayments) of debt were ($0.8) million for the three months ended March 31, 2007 versus $2.9 million for the three months ended March 31, 2006. The reduction of net borrowings of $3.7 million between the two periods was due to increased cash availability resulting from improved operating results and the sale of common stock in a public offering in December 2006.

On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million,

made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million. None of the revolving line of credit was outstanding as of March 31, 2007. Borrowings under the facility bear interest at various rates over (i) the applicable base rate or, (ii) LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’ subsidiaries, and is secured by substantially all of the assets of the Company and its subsidiaries, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX. The term loan matures on May 31, 2009. The revolving line matures on June 30, 2011. At March 31, 2007, the interest rate on the outstanding term loan was approximately 7.4%.

At March 31, 2007 the Company’s sources of liquidity included (i) cash and cash equivalents of $24.6 million, and (ii) the above referenced $15.0 million undrawn revolving line of credit. The Company believes it has sufficient capital and capital resources to satisfy its liquidity needs for the foreseeable future.

Effective on May 30, 2006, the Company’s common stock was reverse split on a 1-for-10 basis.

The Company filed a shelf registration statement with the SEC in October 2006. As a result of the shelf registration, the Company had the ability to offer for sale, from time to time, up to 3,000,000 shares of its common stock and the selling stockholder named therein (the “Selling Stockholder”) had the ability to offer up to 659,177 shares of his common stock. On December 14, 2006, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”) and the selling stockholder, related to a public offering of 2,556,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) and 400,000 shares of Common Stock of the Selling Stockholder at a price of $11.40 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, which they exercised in full, to purchase up to an additional 443,400 shares of Common Stock to cover over-allotments, if any. Net proceeds to the Company from the offering were $31.7 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The Company provides very limited services to entities located outside of the United States and, therefore, believes that the risk of fluctuations in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of our credit facility.

The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in its Credit Agreement. As of March 31, 2007, borrowings under the Credit Agreement accrue interest at a rate of approximately 7.4%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.1 million.

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company maintains a system of disclosure controls and procedures that are designed to ensure information required to be disclosed by the Company is recorded, processed, summarized, and reported to management, including our chief executive officer and chief financial officer, in a timely manner.

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of disclosure controls and procedures is effective, except as indicated below.

The Company maintains a system of internal controls over financial reporting.   In connection with the preparation of our financial statements for the year ended December 31, 2006 and the related audit by our independent registered public accounting firm, KPMG LLP, management identified a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to business combinations and stock compensation. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Remediation of the material weakness is in progress by the Company.  However, there have been no purchase accounting related transactions during the period covered by this report.  The Company believes it has completed its remediation of the material weakness related to financial reporting controls over recording stock-based compensation expense as of March 31, 2007.

Except where remediation efforts have been completed or are in progress, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: May 11, 2007	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Financial and Accounting Officer)