Form 10-Q
period 2007-06-30
DG FastChannel, Inc
filed 2007-08-14
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the Registrant had 15,878,578 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the United States Securities and Exchange Commission on April 2, 2007, and our Registration Statement on Form S-4/A filed on July 11, 2007, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006
Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and June 30, 2006
Unaudited Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2007 and three months ended March 31, 2007
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$8,255	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,314 in 2007 and $1,046 in 2006)	19,290	15,433
Current deferred income taxes	2,129	2,290
Prepaid expenses	1,684	547
Restricted cash	175	—
Other current assets	78	264
Current assets held for sale from discontinued operations	42	711
Total current assets	31,653	43,719
Property and equipment (net of accumulated depreciation of $17,127 in 2007 and $20,163 in 2006)	15,759	12,829
Long-term investments	24,637	5,180
Goodwill	85,269	65,545
Deferred income taxes, net	—	10,244
Intangible assets (net of accumulated amortization of $11,574 in 2007 and $9,210 in 2006)	46,300	35,112
Restricted cash	150	425
Other noncurrent assets	764	654
Noncurrent assets held for sale from discontinued operations	1,755	1,875
TOTAL ASSETS	$206,287	$175,583

Liabilities and Stockholders’ Equity
Accounts payable	$3,611	$4,112
Accrued liabilities (includes amounts owed to related party of $0 in 2007 and $332 in 2006—see Note 9)	6,102	8,500
Current deferred revenue	2,831	1,100
Current portion of long-term debt	450	4,190
Obligations of discontinued operations	105	145
Total current liabilities	13,099	18,047
Deferred revenue, net of current portion	922	—
Long-term debt, net of current portion	32,700	15,650
Deferred income taxes, net	3,464	—
TOTAL LIABILITIES	50,185	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 15,935 issued and 15,879 outstanding at June 30, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	16	16
Additional paid-in capital	334,424	333,821
Accumulated deficit	(185,819)	(191,358)
Other comprehensive income	8,334	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	156,102	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,287	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Audio and video content distribution	$20,224	$14,392	$38,843	$26,907
Other	1,465	732	2,740	1,251
Total revenues	21,689	15,124	41,583	28,158
Cost of revenues:
Audio and video content distribution	8,609	7,445	17,313	14,060
Other	139	94	304	200
Total cost of revenues	8,748	7,539	17,617	14,260
Operating expenses:
Sales and marketing	1,686	1,055	3,048	1,908
Research and development	580	179	1,057	472
General and administrative	3,291	2,262	5,875	4,309
Depreciation and amortization	2,468	1,757	5,013	3,296
Total operating expenses	8,025	5,253	14,993	9,985
Income from operations	4,916	2,332	8,973	3,913
Other (income) expense:
Interest income and other (income) expense, net	(1,114)	—	(1,310)	—
Interest expense	457	623	827	1,133
Income before taxes from continuing operations	5,573	1,709	9,456	2,780
Provision for income taxes	2,229	649	3,780	1,055
Net income from continuing operations	3,344	1,060	5,676	1,725
Discontinued operations:
Income (loss) from operations of discontinued operations	(86)	52	(328)	191
Income tax benefit (expense)	33	(20)	127	(74)
Gain on disposal of discontinued operations, net of tax	49	—	64	—
Net income (loss) from discontinued operations	(4)	32	(137)	117
Net income	$3,340	$1,092	$5,539	$1,842

Basic net income per common share from continuing operations	$0.21	$0.12	$0.36	$0.21
Basic net income (loss) per common share from discontinued operations	—	—	(0.01)	0.01
Basic net income per common share	$0.21	$0.12	$0.35	$0.22

Diluted net income per common share from continuing operations	$0.20	$0.12	$0.35	$0.21
Diluted net income (loss) per common share from discontinued operations	—	—	(0.01)	0.01
Diluted net income per common share	$0.20	$0.12	$0.34	$0.22

Basic weighted average common shares outstanding	15,865	9,138	15,855	8,285
Diluted weighted average common shares outstanding	16,358	9,141	16,251	8,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options, net of direct costs	6	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	86	—	—	86
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	1	—	1
Unrealized loss on long-term investment (net of tax benefit of $4)	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	—	2,199	2,199
Total comprehensive income								2,191
Balance at March 31, 2007	15,906	$16	(56)	$(853)	$333,967	$252	$(189,159)	$144,223
Exercise of stock options, net of direct costs	18	—	—	—	193	—	—	193
Share-based compensation	—	—	—	—	79	—	—	79
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Grants of restricted shares	10	—	—	—	163	—	—	163
Comprehensive income:
Unrealized gain on long-term investment (net of tax of $5,388)	—	—	—	—	—	8,082	—	8,082
Net income	—	—	—	—	—	—	3,340	3,340
Total comprehensive income								11,422
Balance at June 30, 2007	15,935	$16	(56)	$(853)	$334,424	$8,334	$(185,819)	$156,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,539	$1,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,650	2,231
Amortization of intangible and other assets	2,363	1,469
Share-based compensation	165	95
Provision for deferred income taxes	3,548	1,130
Provision for doubtful accounts	368	133
Loss on disposal of fixed assets	53	—
Gain on disposal of discontinued operations, net of tax	(64)	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(1,494)	(446)
Prepaid and other assets	(1,509)	(1,120)
Accounts payable and accrued liabilities	(4,716)	(4,212)
Deferred revenue	43	(736)
Net cash provided by operating activities	6,946	386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,904)	(485)
Purchase of long-term investments	(5,901)	—
Proceeds from sale of property and equipment	516	—
Proceeds from sale of discontinued operations	625	—
Acquisition, net of cash acquired	(30,199)	(182)
Net cash used in investing activities	(36,863)	(667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437	—
Payment of debt issuance costs	(50)	(341)
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Net cash provided by financing activities	13,697	4,683
Effect of exchange rate changes on cash and cash equivalents	1	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,219)	4,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,255	$6,293

Supplemental Cash Flow Information:
Cash paid for interest	$1,200	$1,729
Cash paid for income taxes	$661	$110
Non-cash Financing Activities:
Non-cash component of purchase price to acquire a business	—	$49,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

DG FastChannel, Inc. and its wholly-owned subsidiaries (the “Company”) offers a suite of digital technology services through DG FastChannel, Inc. (“DGF”), FastChannel Network, Inc. (“FastChannel”), Pathfire, Inc. (“Pathfire”), AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), and SourceEcreative. The Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and agencies, and over 21,000 online radio, television, cable, network and print publishing destinations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to conform prior year amounts to current year classifications. Revenues presented in the financial statements are net of sales taxes collected.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, intangible assets and income taxes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Restricted Cash

Restricted cash consists of real estate security deposits which are carried at fair value and are restricted as to withdrawal. The security deposits are held in the name of a Company subsidiary with major financial institutions to collateralize certain of the Company’s office leases. Deposits expected to be returned within one year are classified as current on the accompanying condensed consolidated balance sheets.

2. INVESTMENTS AND ACQUISITIONS

Pending Acquisition of Point.360

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

At June 30, 2007 the Company owned 1,612,436 shares of common stock or approximately 16% of Point.360 and accounts for the long-term investment as an ‘available for sale’ equity security in accordance with Statement of Financial Accounting Standards (“SFAS”) No.115. Other than a nondisclosure agreement and the Agreement, the Company and its affiliates did not have a material relationship with Point.360, except as set forth below. The Company has determined that the non-disclosure agreement is not a “material contract” for purposes of Item 601(b)(10) of Regulation S-K.

On April 16, 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 agreed to spin off its post-production operations to Point.360 stockholders (other than the Company) and (ii) the Company agreed to acquire Point.360’s advertising distribution operations.

On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for approximately 2.0 million shares of the Company’s common stock.  As anticipated, immediately prior to the exchange with the Company, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 (“New 360”) and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis.  As a result, at the consummation of the exchange offer, Point.360’s business consisted solely of its advertising distribution operation.  Point.360 is now a wholly-owned subsidiary of the Company, and its results of operations will be included in the Company’s results effective on the closing date. See Note 10.

Pathfire Purchase

On June 4, 2007 the Company completed the purchase of all of the issued and outstanding stock of privately-held Pathfire, Inc. (“Pathfire”) for $30.2 million (net of cash acquired).  The operating results of Pathfire have been included in the Company’s results since the date of acquisition.  Pathfire was acquired to expand the Company’s product offerings, including the ability to deliver long-form content such as news and syndicated programming.  The Company financed the transaction with cash on hand and through borrowings under its then-existing credit facility.  Pathfire is now a wholly-owned subsidiary of the Company.

Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.  Pathfire is a primary distribution provider for syndicated programming in the U.S.  In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates throughout the United States. Pathfire’s technology is installed in approximately 1,400 U.S. television stations.

In late 2004 through early 2006, Pathfire and MDX, a subsidiary of the Company, had a contractual relationship pertaining to the distribution of advertising content.  This relationship was terminated in early 2006 due to an alleged contract violation.  The termination resulted in arbitration which was ongoing on the date of the Company’s acquisition of Pathfire.  In accordance with Emerging Issues Task Force 04-1, the Company determined that the estimated fair value of the effective settlement of this dispute was zero.  The effective settlement was determined based upon an analysis of the specific facts and circumstances and discussions with both parties.  As a result, the Company reversed a previously recorded liability of approximately $0.9 million which reversal was recorded in interest and other income (expense) in the quarter ended June 30, 2007.

The following table summarizes the preliminary estimates of the fair value of the assets acquired and the liabilities assumed at the date of acquisition.  The Company is in the process of finalizing the purchase price allocation including obtaining third-party valuations for certain of the acquired assets.  Results from these valuations may result in an increase or decrease to certain assets and an offsetting increase or decrease to goodwill.  The preliminary purchase price allocation is as follows (in thousands):

Pathfire
Current assets	$3,302
Property and equipment	4,248
Other non-current assets	111
Identifiable intangible assets	12,000
Goodwill	20,024
Total assets acquired	39,685
Liabilities assumed	9,486
Net assets acquired	$30,199

Viewpoint Alliance

On May 7, 2007, the Company purchased 10,750,000 shares of common stock, or about 13%, of Viewpoint Corporation (“Viewpoint”) in a private equity placement at a price of $0.40 per share, for an aggregate amount of $4.4 million including transaction costs. As part of the transaction, Viewpoint issued the Company warrants to purchase an additional 2,687,500 shares of Viewpoint common stock at a price of $0.45 per share.  The warrants are exercisable on November 7, 2007 and expire on November 7, 2010.  As of June 30, 2007, the market value of the Company’s investment in Viewpoint was approximately $14.3 million (including an approximate $2.3 million value for the warrants using the Black-Scholes valuation model). The unrealized gain, net of estimated income taxes, is included in other comprehensive income.

Further, the Company entered into a strategic relationship with Viewpoint pursuant to a Reseller Agreement by which the Company intends to integrate its media services platform with Viewpoint’s Unicast advertising solutions technology.  This online video partnership, using Viewpoint’s Unicast technology, will enable brands and advertisers to turn their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.  The Company has determined that this agreement is not a “material contract” for purposes of Item 601(b)(10) of Regulation S-K.

Merger with FastChannel

On December 15, 2005, the Company and privately-held FastChannel entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. The purpose of the merger was to expand the Company’s electronic distribution network and customer base. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly-owned subsidiary of the Company. The operating results of FastChannel have been included in the Company’s results since the date of acquisition. As consideration for the transaction, the Company issued to FastChannel’s common and preferred stockholders approximately 5.2 million shares of the Company’s common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006) valued at $27.4 million. Additionally, the Company refinanced approximately $8.0 million of FastChannel’s debt. The net purchase price was allocated based on the estimated fair values of the assets deemed acquired and liabilities deemed assumed at the date of acquisition, $14.6 million to customer relationships and $4.4 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets deemed acquired was allocated to goodwill. Goodwill created as a result of the acquisition totaled $21.7 million, none of which is deductible for tax purposes.

The following table summarizes the final estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition of FastChannel. The table reflects the results of a third party valuation analysis. The final purchase price allocation for the acquisition of FastChannel is as follows (in thousands):

FastChannel
Current assets	$5,303
Property and equipment	2,950
Other non-current assets	1,052
Identifiable intangible assets	19,010
Goodwill	21,725
Total assets acquired	50,040
Liabilities assumed	21,284
Net assets acquired	$28,756

The following pro forma information details the results from continuing operations as if the acquisitions of FastChannel and Pathfire had occurred at the beginning of the respective periods (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Proforma
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$21,689	$15,124	$41,583	$28,158	$24,543	$22,550	$48,704	$44,466
Income from operations	$4,916	$2,332	$8,973	$3,913	$5,726	$1,286	$10,651	$1,276
Net income (loss) from continuing operations	$3,344	$1,060	$5,676	$1,725	$2,403	$(2,163)	$3,976	$(4,997)
Basic net income from continuing operations per share of common stock	$0.21	$0.12	$0.36	$0.21	$0.15	$(0.17)	$0.25	$(0.40)
Diluted net income from continuing operations per share of common stock	$0.20	$0.12	$0.35	$0.21	$0.15	$(0.17)	$0.24	$(0.40)

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value.

3.   DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to begin marketing for sale certain assets of two subsidiaries: StarGuide Digital Networks, Inc. (“Starguide”) and Corporate Computer Systems, Inc. (“CCS”). These subsidiaries made up our previously reported Product Sales Segment. The Company determined that these businesses were no longer consistent with our strategic business goals. The Company sold the assets of CCS for $425,000 in March 2007.  In May 2007, the Company entered into an agreement to sell the intellectual property related to these entities for $2.5 million.  This transaction was completed in July 2007.

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

The underlying assets and liabilities of discontinued operations as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
Assets
Accounts receivable	$42	$376
Inventories	—	316
Other current assets	—	19
Total current assets	42	711
Property and equipment, net	—	7
Goodwill, net	1,750	1,750
Intangible and other assets, net	5	118
Total noncurrent assets	$1,755	$1,875
Liabilities
Accounts payable	$97	$102
Accrued liabilities	8	43
Total current liabilities	$105	$145

Operating results of discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues	$3	$1,212	$431	$2,523
Cost of revenues	10	550	260	1,173
Operating expenses	79	610	499	1,159
Income (loss) from operations of discontinued operations	(86)	52	(328)	191
Income tax benefit (expense)	33	(20)	127	(74)
Gain on disposal of discontinued operations, net of tax	49	—	64	—
Net income (loss) from discontinued operations	$(4)	$32	$(137)	$117

4. SHARE-BASED COMPENSATION

Effective for the first quarter of 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on the grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $79,000 and $59,000 in share-based compensation expense related to employee stock options during the three months ended June 30, 2007 and 2006, respectively, and $165,000 and $95,000 during the six months then ended, respectively.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of options granted	53,500	40,000	53,500	43,500
Weighted average exercise price of options granted	$21.67	$5.30	$21.67	$5.31
Volatility (1)	72%	87%	72%	86%
Risk free interest rate (2)	4.3%	4.3%	4.3%	4.3%
Expected term (years) (3) (4)	6.1	5.4	6.1	5.3
Expected annual dividends	None	None	None	None

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

(4)          The Company assumes a forfeiture rate of zero in its fair value calculations due to minimal turnover in holders of options in its workforce.

A summary of the Company’s stock options outstanding at June 30, 2007 and 2006 and changes during the six month periods then ended is presented below:

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	572,176	$11.71	318,216	$22.46
Granted	—	—	3,500	$5.40
Exercised	(6,639)	$10.42	—	—
Canceled	(11,842)	$9.34	(1,916)	$13.68
Outstanding at March 31	553,695	$11.78	319,800	$22.32
Granted	53,500	$21.67	40,000	$5.30
Exercised	(17,949)	$10.71	—	—
Canceled	(6,594)	$25.79	(1,253)	$12.34
Outstanding at June 30	582,652	$12.55	358,547	$20.45

The following table summarizes the Company’s stock options outstanding and exercisable as of June 30, 2007:

	Outstanding	Currently Exercisable
Number of options	582,652	249,324
Weighted-average exercise price	$12.55	$17.99
Weighted-average remaining contractual life	4.66	2.62
Aggregate intrinsic value (in thousands)	$5,217	$1,185

As of June 30, 2007, the total compensation costs related to non-vested awards not yet recognized was approximately $1.8 million which will be recognized as expense over the next 4 years.

5. LONG-TERM DEBT

As of June 30, 2007, the Company had a $35 million credit facility (“Prior Credit Facility”) with Wachovia Bank, N.A.  The Prior Credit Facility consisted of a $20 million term loan (“Term Loan”) and a $15 million revolving credit facility (“Revolver”).  Borrowings under the Prior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin that fluctuates with the consolidated leverage ratio, as defined.  The Revolver was scheduled to mature in May 2009 and the Term Loan was scheduled to mature in June 2011.  At June 30, 2007 and 2006 borrowings under the Prior Credit Facility bore interest at 7.1% and 7.9%, respectively.  The Prior Credit Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth.  The Prior Credit Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default.  The Prior Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the Company’s assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX.  The Company paid a nominal commitment fee for the unused portion of the Revolver.  As of June 30, 2007, the Company was in compliance with the terms of the Prior Credit Facility.

Long-term debt was as follows (in thousands):

	June 30, 2007	December 31, 2006
Term loan	$18,150	$19,600
Revolving credit facility	15,000	—
Capital lease obligations		240
	33,150	19,840
Less current portion	(450)	(4,190)
	$32,700	$15,650

On August 9, 2007, the Company refinanced its credit facility with an $85.0 million credit agreement (the “New Credit Agreement”) with a syndicate of financial institutions led by Bank of Montreal (“BMO”).  The classification of debt in the financial statements of the Company is consistent with the terms of the New Credit Agreement.  See Note 10.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of and for the three and six month periods ended June 30, 2007 and 2006, we did not recognize any income tax related interest or penalties. At June 30, 2007, the Company had no unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.

The Company has recorded a valuation allowance on the deferred tax asset created as a result of the write down of its investment in Verance Corporation that was recorded in 2006.  A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely that not.  The Company acquired approximately $33.7 million in NOL carryforwards in its acquisition of FastChannel and has maintained a full valuation allowance related to these NOL carryforwards. The Company will maintain a full valuation allowance on its acquired NOL carryforwards until the Company’s tax position can be completely assessed. In accordance with SFAS No. 109, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its recognized net deferred tax assets.

For the three and six months ended June 30, 2007 and 2006, the Company’s effective tax rate was 40% and 38%, respectively.  Income tax expense for the three and six months ended June 30, 2007 increased $1.6 million or 243%, and $2.7 million or 258%, respectively, as a result of the increase in income before taxes.

7. EARNINGS PER SHARE

On May 30, 2006 the Company’s common stock was reverse split on a 1-for-10 basis.

 Under SFAS No. 128, “Earnings per Share,” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average shares of common stock and common stock equivalents outstanding during the period.

Earnings per share data for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:
Net income from continuing operations	$3,344	$1,060	$5,676	$1,725
Net income (loss) from discontinued operations	$(4)	$32	$(137)	$117
Net income	$3,340	$1,092	$5,539	$1,842
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285

Basic net income from continuing operations per common share	$0.21	$0.12	$0.36	$0.21
Basic net income (loss) from discontinued operations per common share	$—	$—	$(0.01)	$0.01
Basic net income per common share	$0.21	$0.12	$0.35	$0.22

Diluted:
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285
Add: Net effect of potentially dilutive shares	493	3	396	1
Weighted average shares outstanding — Diluted	16,358	9,141	16,251	8,286

Diluted net income from continuing operations per common share	$0.20	$0.12	$0.35	$0.21
Diluted net income (loss) from discontinued operations per common share	$—	$—	$(0.01)	$0.01
Diluted net income per common share	$0.20	$0.12	$0.34	$0.22

For the three months ended June 30, 2007, 187,181 options with a weighted average exercise price of $24.16 per share had exercise prices above the average market price of $19.72 and were excluded from the computation of diluted net income per share.  For the three months ended June 30, 2006, 317,106 options with a weighted average exercise price of $22.50 per share and warrants to purchase 707,581 shares of common stock at a weighted average exercise price of $11.56 per share had exercise prices above the average market price of $6.12. As a result, 1,024,687 shares were excluded from the computation of diluted net income per share.

For the six months ended June 30, 2007, 188,481 options with a weighted average exercise price of $24.24 per share had exercise prices above the average market price of $16.81 and were excluded from the computation of diluted net income per share.  For the six months ended June 30, 2006, 319,022 options with a weighted average exercise price of $22.44 per share and warrants to purchase 707,581 shares of common stock at a weighted average exercise price of $11.56 per share had exercise prices above the average market price of $6.07. As a result, 1,026,603 shares were excluded from the computation of diluted net income per share.

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

	Three Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$20,373		$1,316	$21,689
Depreciation and amortization	2,361		107	2,468
Income from operations	4,407		509	4,916
Total assets	$201,132	(a)	$5,155	$206,287

	Three Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$14,392		$732	$15,124
Depreciation and amortization	1,657		100	1,757
Income from operations	2,052		280	2,332
Total assets	$149,212	(a)	$4,170	$153,382

	Six Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$38,993		$2,590	$41,583
Depreciation and amortization	4,798		215	5,013
Income from operations	7,972		1,001	8,973
Total assets	$201,132	(a)	$5,155	$206,287

	Six Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$26,907		$1,251	$28,158
Depreciation and amortization	3,096		200	3,296
Income from operations	3,530		383	3,913
Total assets	$149,212	(a)	$4,170	$153,382

(a)          Net of intersegment elimination which relates to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

9.   RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the three and six months ended June 30, 2006, the Company recognized additional interest expense of $0.03 million and $0.06 million, respectively, associated with the guarantee.  During the second quarter of 2007, the Company paid to Mr. Ginsburg the remaining accrued interest payable of $0.3 million.

10. SUBSEQUENT EVENTS

Starguide and CCS Asset Sales

In May 2007, reflecting the Company’s previously announced intention to divest the non-core StarGuide and CCS assets, the Company entered into an agreement to sell the intellectual property related to these entities for a total of $2.5 million.  The Company closed this sale in July 2007 and received the payment for $2.5 million and recorded a pretax gain of $0.8 million.

New Credit Agreement

On August 9, 2007, the Company refinanced its Credit Facility with an $85 million credit agreement (the “New Credit Agreement”) with a syndicate of financial institutions led by Bank of Montreal (“BMO”).  The New Credit Agreement consists of a $45 million term loan (the “New Term Loan”) and a $40 million revolving credit facility (the “New Revolver”).  Borrowings under the New Credit Agreement bear interest at the base rate or LIBOR, plus the applicable margin that fluctuates with the total leverage ratio, as defined.  The New Term Loan matures in August 2013 and the New Revolver matures in August 2012.  The New Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The New Credit Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default.  The New Credit Agreement is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.

Point.360 Purchase

On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for approximately 2.0 million shares of the Company’s common stock.  As discussed in Note 2, immediately prior to the exchange Point.360 spun off its post production operations to its shareholders (other than DG FastChannel), such that on the closing date Point.360 consisted solely of the advertising distribution operation.  Point.360 will be included in the Company’s results of operations effective on the closing date.

11.   NEW ACCOUNTING PRONOUCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 became effective for the Company as of January 1, 2007, and did not have a material impact on our consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained in this quarterly report on Form 10-Q may be deemed to constitute “forward-looking statements.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-4/A filed on July 11, 2007 under the heading “Risk Factors.”

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

Overview

We are the leading provider of digital media distribution services to the advertising and broadcast industries.  In addition, we operate the industry’s largest electronic digital distribution network.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We offer a digital alternative to dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.

Part of our business strategy is to acquire similar and ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies.  Consistent with this  business strategy:

•                  On May 31, 2006, the Company entered into a tax-free merger transaction with the shareholders of privately-held FastChannel Network, Inc. (“FastChannel”) whereby FastChannel became a wholly-owned subsidiary of the Company.  Similar to the Company, FastChannel operated a digital distribution network serving the advertising and broadcast industries.  In connection with this transaction, the Company issued a total of approximately 5.2 million shares of its common stock.  The merger with FastChannel has expanded the

Company’s “footprint” (i.e., electronic network), increased our customer base, and resulted in operating efficiencies.  FastChannel has been included in the Company’s results since the date of acquisition.

•                  On June 4, 2007, the Company acquired privately-held Pathfire, Inc. (“Pathfire”) for $30.2 million (net of cash acquired) in cash.  Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.   While it is anticipated the Company will recognize certain operating synergies, such synergies are not expected to be at the same level as those experienced in the FastChannel merger.  Pathfire has been included in the Company’s results since the date of acquisition.

•                  In late 2006 and early 2007, the Company acquired an approximate 16% interest in Point.360.  Point.360 operates in two business segments, a post production operation and an advertising distribution operation.  On April 16, 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 agreed to spin off its post production operations to the Point.360 stockholders (other than the Company) and (ii) the Company agreed to acquire Point.360’s advertising distribution operation.

•                  On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that it did not already own (approximately 84%) in exchange for approximately 2.0 million shares of its common stock.  Immediately prior to the exchange Point.360 spun off its post production operation to its shareholders (other than the Company), such that on the closing date Point.360 consisted solely of the advertising distribution operation.  Point.360 will be included in the Company’s results of operations effective on the closing date.

•                  On June 13, 2007, the Company entered into a definitive agreement to acquire privately-held GTN, Inc. (“GTN”) for $11.5 million in cash.  GTN operates an advertising distribution operation in Detroit, Michigan and is focused on the automotive advertising market.   GTN also has post production operations that the Company intends to divest subsequent to its purchase of GTN.  The Company anticipates that its acquisition of GTN will be completed during the third quarter of 2007.

Results of Operations

Revenues.    For the three months ended June 30, 2007, revenues increased $6.6 million, or 43.4%, as compared to the same period in the prior year.  The increases were $5.9 million and $0.7 million in the Audio and Video Content Distribution and the SourceEcreative segments, respectively.  The increase in the Audio and Video Content Distribution segment was primarily due to the additional customers acquired in the FastChannel and Pathfire transactions.  FastChannel has been included in the Company’s results of operations for three months in the current period vs. one month in the prior year period.  Similarly, Pathfire has been included in the Company’s results of operations for one month in the current period vs. no months in the prior year period.  The increase in the SourceEcreative segment was also due to the additional customers acquired in the FastChannel merger.

For the six months ended June 30, 2007, revenues increased $13.4 million, or 47.7%, as compared to the same period in the prior year.  The increases were $11.9 million and $1.5 million from the Audio and Video Content Distribution and the SourceEcreative segments, respectively.  The increase in the Audio and Video Content Distribution segment was primarily due to the additional customers acquired in the FastChannel and Pathfire transactions.  The increase in the SourceEcreative segment was also due to the additional customers acquired in the FastChannel merger.

Cost of Revenues.    For the three months ended June 30, 2007, cost of revenues increased $1.2 million, or 16.0%, from the prior year period.  The 16.0% increase in cost of sales compares to a 43.4% increase in revenues.  As a percentage of sales, cost of sales decreased to 40.3% in the current quarter as compared to 49.8% in the same period in the prior year.  The decrease, on a percentage basis, is primarily attributable to the efficiencies gained in the merger with FastChannel.  More specifically, the merger resulted in reductions and elimination of duplicative personnel, facilities, telecommunications and production service costs.

For the six months ended June 30, 2007, cost of revenues increased $3.4 million, or 23.5%, from the prior year period.  The 23.5% increase in cost of sales compares to a 47.7% increase in revenues.  As a percentage of sales, cost of sales decreased to 42.4% in the current period as compared to 50.6% in the same period in the prior year.  The decrease, on a percentage basis, is primarily attributable to efficiencies gained in the merger with FastChannel.

Sales and Marketing.                  For the three months ended June 30, 2007, sales and marketing expense increased $0.6 million, or 59.8%, compared to the same period in the prior year.  The increase is primarily attributable to increased salaries, commissions and related expenses associated with a larger sales force in support of the increased customer base subsequent to the merger with FastChannel.  Also, Pathfire has a higher percentage of sales and marketing expenses, as a percentage of revenues, as compared to the Company’s advertising distribution operation.

For the six months ended June 30, 2007, sales and marketing increased $1.1 million, or 59.7%, from the prior year period.  The increase is primarily attributable to increased salaries, commissions and related expenses associated with a larger sales force in support of the increased customer base subsequent to the merger with FastChannel.  Also, Pathfire has a higher percentage of sales and marketing expenses, as a percentage of revenues, as compared to the Company’s advertising distribution operation.

Research and Development.        For the three months ended June 30, 2007, research and development expense increased $0.4 million, or 224.0% from the same period in the prior year.  The increase was due to increased technology spending for payroll, recruiting and consulting necessary to service the network after the merger with FastChannel.   Also, Pathfire has a higher percentage of research and development costs, as a percentage of revenues, as compared to the Company’s advertising distribution operation.

For the six months ended June 30, 2007, research and development expense increased $0.6 million, or 123.9% from the same period in the prior year.  The increase was due to increased technology spending for payroll, recruiting and consulting necessary to service the network after the merger with FastChannel.   Also, Pathfire has a higher percentage of research and development costs, as a percentage of revenues, as compared to the Company’s advertising distribution operation.

General and Administrative.     For the three months ended June 30, 2007, general and administrative expenses increased $1.0 million, or 45.5%, from the same period in the prior year.  The increase was primarily due to increased (i) personnel costs to support the Company’s larger customer base, (ii) incentive compensation associated with the Company’s improved operating results, and (iii) audit fees.

For the six months ended June 30, 2007, general and administrative expenses increased $1.6 million, or 36.3%, from the same period in the prior year.  The increase was primarily due to increased (i) personnel costs to support the Company’s larger customer base, (ii) incentive compensation associated with the Company’s improved operating results, and (iii) audit fees.

Depreciation and Amortization.          For the three months ended June 30, 2007, depreciation and amortization expense increased $0.7 million, or 40.5%, from the same period in the prior year.  The increase was primarily due to amortization of certain intangible assets acquired in the FastChannel and Pathfire transactions, as well as increases in network equipment associated with the larger customer base.

For the six months ended June 30, 2007, depreciation and amortization expense increased $1.7 million, or 52.1%, from the same period in the prior year.  The increase was primarily due to amortization of certain intangible assets acquired in the FastChannel and Pathfire transactions, as well as increases in network equipment associated with the larger customer base.

Interest Income and Other, net.                Interest income and other, net increased $1.1 million for the three months ended June 30, 2007, as compared to the same period in the prior year.  The increase was primarily associated with (i) a $0.9 million gain in connection with the effective settlement of a lawsuit between Pathfire and a subsidiary of the Company, which lawsuit was dismissed in connection with the acquisition of Pathfire, and (ii) interest income on cash received in the December 2006 public equity offering.

Interest income and other, net increased $1.3 million for the six months ended June 30, 2007, as compared to the same period in the prior year.  The increase was primarily associated with (i) a $0.9 million gain in connection with the effective settlement of a lawsuit between Pathfire and a subsidiary of the

Company, which lawsuit was dismissed in connection with the acquisition of Pathfire, and (ii) interest income on cash received in the December 2006 public equity offering.

 Interest Expense.                Interest expense decreased $0.2 million, or 26.6%, for the three months ended June 30, 2007, as compared to the same period in the prior year.  The decrease in interest expense resulted primarily from a lower level of borrowings as a result of the Company paying down its revolving credit facility with proceeds from the December 2006 public equity offering.  The equity offering raised net proceeds of approximately $31.7 million.

Interest expense decreased $0.3 million, or 27.0%, for the six months ended June 30, 2007, as compared to the same period in the prior year.  The decrease in interest expense resulted primarily from a lower level of borrowings as a result of the Company paying down its revolving credit facility with proceeds from the December 2006 public equity offering.  The equity offering raised net proceeds of approximately $31.7 million.

Provision for Income Taxes.         For the three months ended June 30, 2007, the provision for income taxes was 40.0% of income before income taxes, as compared to 38.0% for the same period in the prior year.  The increase in the effective tax rate was associated with a higher effective state income tax rate and an increase in certain nondeductible expenses.

For the six months ended June 30, 2007, the provision for income taxes was 40.0% of income before income taxes, as compared to 38.0% for the same period in the prior year.  The increase in the effective tax rate was associated with a higher effective state income tax rate and an increase in certain nondeductible expenses.

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flow (in thousands):

	For the Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$5,539	$1,842
Depreciation and amortization	5,013	3,700
Provision for deferred income taxes and other	4,070	1,358
Changes in operating assets and liabilities	(7,676)	(6,514)
Total	6,946	386

Investing activities:
Purchase of property and equipment	(1,904)	(485)
Purchase of investments and other	(4,760)	—
Acquisitions, net of cash acquired	(30,199)	(182)
Total	(36,863)	(667)

Financing activities:
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Other	387	(341)
Total	13,697	4,683

Cash provided by (used in) operations	$(16,220)	$4,402

The Company generates cash from net income and from adding back certain non cash expenditures such as depreciation and amortization.  This cash is used to purchase equipment, make strategic investments and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility or issuing equity instruments.

For the six months ended June 30, 2007, the Company generated $6.9 million from operating activities.  This cash was used to purchase certain property and equipment and to make a $4.4 million equity investment in Viewpoint Corporation, a leading Internet marketing technology and ad services company.  The Company also acquired Pathfire, Inc., a distributor of third-party news and syndicated programming, for $30.2 million (net of cash acquired) in cash.  The purchase was financed from cash on hand and borrowings under our revolving credit facility.

As of June 30, 2007, the Company had a $35 million credit facility (“Prior Credit Facility”) with Wachovia Bank, N.A.  The Prior Credit Facility consisted of a $20 million term loan (“Term Loan”) and a $15 million revolving credit facility (“Revolver”).  Borrowings under the Prior Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin that fluctuated with the consolidated leverage ratio, as defined.  The Revolver was scheduled to mature in May 2009 and the Term Loan was scheduled to mature in June 2011.  At June 30, 2007, borrowings under the Prior Credit Facility bore interest at 7.1%.  The Prior Credit Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth.  The Prior Credit Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default.  The Prior Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the Company’s assets.

On August 9, 2007, the Company refinanced its Credit Facility with a $85 million credit agreement (the “New Credit Agreement”) with a syndicate of financial institutions led by Bank of Montreal (“BMO”).  The New Credit Agreement consists of a $45 million term loan (“New Term Loan”) and a $40 million revolving credit facility (“New Revolver”).  Borrowings under the New Credit Agreement bear interest at the base rate or LIBOR, plus the applicable margin that fluctuates with the total leverage ratio, as defined.  The New Term Loan matures in August 2013 and the New Revolver matures in August 2012.  The New Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The New Credit Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default.  The New Credit Agreement is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.

The Company expects to use cash (i) in connection with the growth of its business, (ii) to purchase property and equipment in the normal course, (iii) to complete the pending $11.5 million acquisition of GTN, Inc., and (iv) to acquire similar and/or ancillary businesses.

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

The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in its Credit Agreement (prior to August 9, 2007) or New Credit Agreement (after August 8, 2007). As of June 30, 2007, borrowings under the then-existing Credit Agreement accrued interest at a rate of approximately 7.1%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.2 million.

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

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of disclosure controls and procedures was effective, except as indicated below.

The Company maintains a system of internal controls over financial reporting.   In connection with the preparation of our financial statements for the year ended December 31, 2006 and the related audit by our independent registered public accounting firm, KPMG LLP, management identified material weaknesses in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to business combinations and stock compensation. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company believes it has completed its remediation of the material weaknesses related to financial reporting controls over business combinations and recording stock-based compensation expense as of June 30, 2007.

Except where remediation efforts have been completed, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Registration Statement on Form S-4/A filed on July 11, 2007 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: August 14, 2007	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Financial and Accounting Officer)