Form 10-Q/A
period 2007-06-30
DG FastChannel, Inc
filed 2007-11-14
CIK 934448

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
Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited and restated) and December 31, 2006
Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 (restated) and June 30, 2006
Unaudited and Restated Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2007 and three months ended March 31, 2007
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (restated) and June 30, 2006
Notes to Unaudited and Restated Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

Special Note

In connection with the preparation and review of the Company’s financial statements for the quarter ended September 30, 2007, management became aware that the Company’s previously reported results for the second quarter of 2007 contained an error relating to the recognition of a gain of approximately $0.9 million relating to the effective settlement of a dispute between one of our subsidiaries and Pathfire in connection with our purchase of Pathfire in June 2007. This accounting recognition was determined, in part, based upon the Company’s interpretation of Emerging Issues Task Force 04-01 (“EITF 04-01”).  Upon subsequent review and analysis by the Company, the audit committee, and the Company’s new independent accountants, it was determined that the purchase accounting guidance in EITF 04-01 should have been applied differently.  Consequently, the Company has restated its second quarter 2007 Form 10-Q to remove the $0.9 million gain, which was recorded in other income, the related tax effect and record an adjustment to reduce the purchase price of Pathfire.  For a discussion of the accounting error identified, and the adjustments made as a result of the restatement, see Note 2 of Notes to Unaudited and Restated Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2007	December 31, 2006
	As Restated
	(unaudited)
Assets
Cash and cash equivalents	$8,255	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,314 in 2007 and $1,046 in 2006)	19,290	15,433
Current deferred income taxes	2,129	2,290
Prepaid expenses	1,684	547
Restricted cash	175	—
Other current assets	78	264
Current assets held for sale from discontinued operations	42	711
Total current assets	31,653	43,719
Property and equipment (net of accumulated depreciation of $17,127 in 2007 and $20,163 in 2006)	15,759	12,829
Long-term investments	24,637	5,180
Goodwill	84,334	65,545
Deferred income taxes, net	—	10,244
Intangible assets (net of accumulated amortization of $11,574 in 2007 and $9,210 in 2006)	46,300	35,112
Restricted cash	150	425
Other noncurrent assets	764	654
Noncurrent assets held for sale from discontinued operations	1,755	1,875
TOTAL ASSETS	$205,352	$175,583

Liabilities and Stockholders’ Equity
Accounts payable	$3,611	$4,112
Accrued liabilities (includes amounts owed to related party of $0 in 2007 and $332 in 2006—see Note 10)	6,102	8,500
Current deferred revenue	2,831	1,100
Current portion of long-term debt	450	4,190
Obligations of discontinued operations	105	145
Total current liabilities	13,099	18,047
Deferred revenue, net of current portion	922	—
Long-term debt, net of current portion	32,700	15,650
Deferred income taxes, net	3,090	—
TOTAL LIABILITIES	49,811	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 15,935 issued and 15,879 outstanding at June 30, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	16	16
Additional paid-in capital	334,424	333,821
Accumulated deficit	(186,380)	(191,358)
Other comprehensive income	8,334	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	155,541	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,352	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	As Restated		As Restated
Revenues:
Audio and video content distribution	$20,224	$14,392	$38,843	$26,907
Other	1,465	732	2,740	1,251
Total revenues	21,689	15,124	41,583	28,158
Cost of revenues:
Audio and video content distribution	8,609	7,445	17,313	14,060
Other	139	94	304	200
Total cost of revenues	8,748	7,539	17,617	14,260
Operating expenses:
Sales and marketing	1,686	1,055	3,048	1,908
Research and development	580	179	1,057	472
General and administrative	3,291	2,262	5,875	4,309
Depreciation and amortization	2,468	1,757	5,013	3,296
Total operating expenses	8,025	5,253	14,993	9,985
Income from operations	4,916	2,332	8,973	3,913
Other (income) expense:
Interest income and other (income) expense, net	(179)	—	(375)	—
Interest expense	457	623	827	1,133
Income before taxes from continuing operations	4,638	1,709	8,521	2,780
Provision for income taxes	1,855	649	3,406	1,055
Net income from continuing operations	2,783	1,060	5,115	1,725
Discontinued operations:
Income (loss) from operations of discontinued operations	(86)	52	(328)	191
Income tax benefit (expense)	33	(20)	127	(74)
Gain on disposal of discontinued operations, net of tax	49	—	64	—
Net income (loss) from discontinued operations	(4)	32	(137)	117
Net income	$2,779	$1,092	$4,978	$1,842

Basic net income per common share from continuing operations	$0.18	$0.12	$0.32	$0.21
Basic net income (loss) per common share from discontinued operations	—	—	(0.01)	0.01
Basic net income per common share	$0.18	$0.12	$0.31	$0.22

Diluted net income per common share from continuing operations	$0.17	$0.12	$0.31	$0.21
Diluted net income (loss) per common share from discontinued operations	—	—	—	0.01
Diluted net income per common share	$0.17	$0.12	$0.31	$0.22

Basic weighted average common shares outstanding	15,865	9,138	15,855	8,285
Diluted weighted average common shares outstanding	16,358	9,141	16,251	8,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED AND RESTATED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options	6	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	86	—	—	86
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	1	—	1
Unrealized loss on long-term investment (net of tax benefit of $4)	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	—	2,199	2,199
Total comprehensive income								2,191
Balance at March 31, 2007	15,906	$16	(56)	$(853)	$333,967	$252	$(189,159)	$144,223
Exercise of stock options, net of direct costs	18	—	—	—	193	—	—	193
Share-based compensation	—	—	—	—	79	—	—	79
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Grants of restricted shares	10	—	—	—	163	—	—	163
Comprehensive income:
Unrealized gain on long-term investment (net of tax of $5,388)	—	—	—	—	—	8,082	—	8,082
Net income	—	—	—	—	—	—	2,779	2,779
Total comprehensive income								10,861
Balance at June 30, 2007	15,935	$16	(56)	$(853)	$334,424	$8,334	$(186,380)	$155,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2007	2006
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,978	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,650	2,231
Amortization of intangible and other assets	2,363	1,469
Share-based compensation	165	95
Provision for deferred income taxes	3,174	1,130
Provision for doubtful accounts	368	133
Loss on disposal of fixed assets	53	—
Gain on disposal of discontinued operations, net of tax	(64)	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(1,494)	(446)
Prepaid and other assets	(1,509)	(1,120)
Accounts payable and accrued liabilities	(4,716)	(4,212)
Deferred revenue	43	(736)
Net cash provided by operating activities	6,011	386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,904)	(485)
Purchase of long-term investments	(5,901)	—
Proceeds from sale of property and equipment	516	—
Proceeds from sale of discontinued operations	625	—
Acquisition, net of cash acquired	(29,264)	(182)
Net cash used in investing activities	(35,928)	(667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437	—
Payment of debt issuance costs	(50)	(341)
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Net cash provided by financing activities	13,697	4,683
Effect of exchange rate changes on cash and cash equivalents	1	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,219)	4,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,255	$6,293

Supplemental Cash Flow Information:
Cash paid for interest	$1,200	$1,729
Cash paid for income taxes	$661	$110
Non-cash Financing Activities:
Non-cash component of purchase price to acquire a business	—	$49,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED AND RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. RESTATEMENT

In the second quarter of 2007, the Company recognized a gain of approximately $0.9 million relating to the effective settlement of a dispute between one of our subsidiaries and Pathfire, which was recorded in connection with our purchase of Pathfire in June 2007. This accounting recognition was determined, in part, based upon the Company's interpretation of Emerging Issues Task Force 04-01 (“EITF 4-01”). Upon subsequent review and analysis by the Company, the audit committee, and the Company's new independent accountants, it was determined that the purchase accounting guidance in EITF 04-01 should have been applied differently. Consequently, the Company has restated its second quarter 2007 Form 10-Q to remove the $0.9 million gain, which was recorded in other income, the related tax effect, and to record an adjustment to reduce the purchase price of Pathfire.

The nature of the restatement adjustment and the impact of the adjustment for the three-month and six-month periods ended June 30, 2007 are shown in the following table:

	Three Month Period Ended June 30, 2007				Six Month Period Ended June 30, 2007

		Adjustment	Provision			Adjustment	Provision
		for Settlement	for			for Settlement	for
	As	of Liability	income	As	As	of Liability	income	As
	Reported	at Acquisition	tax(a)	Restated	Reported	at Acquisition	tax(a)	Restated
	(in thousands, except per share data)				(in thousands, except per share data)

Total revenues	$21,689	$—	$—	$21,689	$41,583	$—	$—	$41,583
Total cost of revenues	8,748	—	—	8,748	17,617	—	—	17,617

Operating expenses:
Sales and marketing	1,686	—	—	1,686	3,048	—	—	3,048
Research and development	580	—	—	580	1,057	—	—	1,057
General and administrative	3,291	—	—	3,291	5,875	—	—	5,875
Depreciation and amortization	2,468	—	—	2,468	5,013	—	—	5,013
Total operating expenses	8,025	—	—	8,025	14,993	—	—	14,993

Income from operations	4,916	—	—	4,916	8,973	—	—	8,973

Other (income) expense:
Interest income and other (income) expense, net	(1,114)	935	—	(179)	(1,310)	935	—	(375)
Interest expense	457	—	—	457	827	—	—	827
Income before taxes from continuing operations	5,573	(935)	—	4,638	9,456	(935)	—	8,521
Provision (benefit) for income taxes	2,229	—	(374)	1,855	3,780	—	(374)	3,406
Net income from continuing operations	3,344	(935)	374	2,783	5,676	(935)	374	5,115
Discontinued operations:
Income (loss) from operations of discontinued operations	(86)	—	—	(86)	(328)	—	—	(328)
Income tax benefit (expense)	33	—	—	33	127	—	—	127
Gain on disposal of discontinued operations, net of tax	49	—	—	49	64	—	—	64
Net income (loss) from discontinued operations	(4)	—	—	(4)	(137)	—	—	(137)
Net income	$3,340	$(935)	$374	$2,779	$5,539	$(935)	$374	$4,978

Basic net income per common share from continuing operations	$0.21			$0.18	$0.36			$0.32
Basic net income (loss) per common share from discontinued operations	—			—	(0.01)			(0.01)
Basic net income per common share	$0.21			$0.18	$0.35			$0.31

Diluted net income per common share from continuing operations	$0.20			$0.17	$0.35			$0.31
Diluted net income (loss) per common share from discontinued operations	—			—	(0.01)			—
Diluted net income per common share	$0.20			$0.17	$0.34			$0.31

Basic weighted average common shares outstanding	15,865			15,865	15,855			15,855
Diluted weighted average common shares outstanding	16,358			16,358	16,251			16,251

(a)      Represents the tax impact of the adjustment.

The impact of the adjustments on the balance sheet of the Company as of June 30, 2007 was to reduce goodwill by $0.9 million, reduce deferred income taxes, net by $0.4 million and increase the accumulated deficit by $0.5 million.

The impact of the adjustments on the statement of cash flows of the Company for the six months ended June 30, 2007 was to decrease net cash provided by operating activities by $0.9 million and decrease net cash used in investing activities by $0.9 million.

3. INVESTMENTS AND ACQUISITIONS

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

On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for approximately 2.0 million shares of the Company’s common stock.  As anticipated, immediately prior to the exchange with the Company, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 (“New 360”) and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis.  As a result, at the consummation of the exchange offer, Point.360’s business consisted solely of its advertising distribution operation.  Point.360 is now a wholly-owned subsidiary of the Company, and its results of operations will be included in the Company’s results effective on the closing date. See Note 11.

Pathfire Purchase

On June 4, 2007 the Company completed the purchase of all of the issued and outstanding stock of privately-held Pathfire, Inc. (“Pathfire”) for $29.3 million (net of cash acquired).  The operating results of Pathfire have been included in the Company’s results since the date of acquisition.  Pathfire was acquired to expand the Company’s product offerings, including the ability to deliver long-form content such as news and syndicated programming.  The Company financed the transaction with cash on hand and through borrowings under its then-existing credit facility.  Pathfire is now a wholly-owned subsidiary of the Company.

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

In late 2004 through early 2006, Pathfire and MDX, a subsidiary of the Company, had a contractual relationship pertaining to the distribution of advertising content.  This relationship was terminated in early 2006 due to an alleged contract violation.  The termination resulted in arbitration which was ongoing on the date of the Company’s acquisition of Pathfire.  In accordance with Emerging Issues Task Force 04-1, the Company determined that the estimated fair value of the effective settlement of this dispute was zero.  The effective settlement was determined based upon an analysis of the specific facts and circumstances and discussions with both parties.  As a result, the Company reversed a previously recorded liability of approximately $0.9 million which was recorded as a reduction to the amount paid to acquire Pathfire in the quarter ended June 30, 2007.

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

Pathfire
Current assets	$3,302
Property and equipment	4,248
Other non-current assets	111
Identifiable intangible assets	12,000
Goodwill	19,089
Total assets acquired	38,750
Liabilities assumed	9,486
Net assets acquired	$29,264

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

The following pro forma information details the results from continuing operations as if the acquisitions of FastChannel and Pathfire had occurred at the beginning of the respective periods (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Proforma
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	As Restated		As Restated
Revenue	$21,689	$15,124	$41,583	$28,158	$24,543	$22,550	$48,704	$44,466
Income from operations	$4,916	$2,332	$8,973	$3,913	$5,726	$1,286	$10,651	$1,276
Net income (loss) from continuing operations	$2,783	$1,060	$5,115	$1,725	$1,842	$(2,163)	$3,415	$(4,997)
Basic net income from continuing operations per share of common stock	$0.18	$0.12	$0.32	$0.21	$0.12	$(0.17)	$0.22	$(0.40)
Diluted net income from continuing operations per share of common stock	$0.17	$0.12	$0.31	$0.21	$0.11	$(0.17)	$0.21	$(0.40)

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

5. SHARE-BASED COMPENSATION

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

6. LONG-TERM DEBT

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

On August 9, 2007, the Company refinanced its credit facility with an $85.0 million credit agreement (the “New Credit Agreement”) with a syndicate of financial institutions led by Bank of Montreal (“BMO”).  The classification of debt in the financial statements of the Company is consistent with the terms of the New Credit Agreement.  See Note 11.

7. INCOME TAXES

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

For the three and six months ended June 30, 2007 and 2006, the Company’s effective tax rate was 40% and 38%, respectively.  Income tax expense for the three and six months ended June 30, 2007 increased $1.2 million or 186%, and $2.4 million or 223%, respectively, as a result of the increase in income before taxes.

8. EARNINGS PER SHARE

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

Earnings per share data for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	As Restated		As Restated
Basic:
Net income from continuing operations	$2,783	$1,060	$5,115	$1,725
Net income (loss) from discontinued operations	$(4)	$32	$(137)	$117
Net income	$2,779	$1,092	$4,978	$1,842
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285

Basic net income from continuing operations per common share	$0.18	$0.12	$0.32	$0.21
Basic net income (loss) from discontinued operations per common share	$—	$—	$(0.01)	$0.01
Basic net income per common share	$0.18	$0.12	$0.31	$0.22

Diluted:
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285
Add: Net effect of potentially dilutive shares	493	3	396	1
Weighted average shares outstanding — Diluted	16,358	9,141	16,251	8,286

Diluted net income from continuing operations per common share	$0.17	$0.12	$0.31	$0.21
Diluted net income (loss) from discontinued operations per common share	$—	$—	$—	$0.01
Diluted net income per common share	$0.17	$0.12	$0.31	$0.22

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

	Three Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$20,373		$1,316	$21,689
Depreciation and amortization	2,361		107	2,468
Income from operations	4,407		509	4,916
Total assets	$200,197	(a)	$5,155	$205,352

	Three Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$14,392		$732	$15,124
Depreciation and amortization	1,657		100	1,757
Income from operations	2,052		280	2,332
Total assets	$149,212	(a)	$4,170	$153,382

	Six Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$38,993		$2,590	$41,583
Depreciation and amortization	4,798		215	5,013
Income from operations	7,972		1,001	8,973
Total assets	$200,197	(a)	$5,155	$205,352

	Six Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$26,907		$1,251	$28,158
Depreciation and amortization	3,096		200	3,296
Income from operations	3,530		383	3,913
Total assets	$149,212	(a)	$4,170	$153,382

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

11. SUBSEQUENT EVENTS

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

Point.360 Purchase

On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for approximately 2.0 million shares of the Company’s common stock.  As discussed in Note 3, immediately prior to the exchange Point.360 spun off its post production operations to its shareholders (other than DG FastChannel), such that on the closing date Point.360 consisted solely of the advertising distribution operation.  Point.360 will be included in the Company’s results of operations effective on the closing date.

12.   NEW ACCOUNTING PRONOUCEMENTS

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

•                  On June 4, 2007, the Company acquired privately-held Pathfire, Inc. (“Pathfire”) for $29.3 million (net of cash acquired) in cash.  Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.   While it is anticipated the Company will recognize certain operating synergies, such synergies are not expected to be at the same level as those experienced in the FastChannel merger.  Pathfire has been included in the Company’s results since the date of acquisition.

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

Interest Income and Other, net.                Interest income and other, net increased $0.2 million for the three months ended June 30, 2007, as compared to the same period in the prior year. The increase was primarily associated with interest earned from excess cash on hand.

Interest income and other, net increased $0.4 million for the six months ended June 30, 2007, as compared to the same period in the prior year.  The increase was primarily associated with interest earned from excess cash on hand.

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

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flow (in thousands):

	For the Six Months Ended June 30,
	2007	2006
	As Restated
Operating activities:
Net income	$4,978	$1,842
Depreciation and amortization	5,013	3,700
Provision for deferred income taxes and other	3,696	1,358
Changes in operating assets and liabilities	(7,676)	(6,514)
Total	6,011	386

Investing activities:
Purchase of property and equipment	(1,904)	(485)
Purchase of investments and other	(4,760)	—
Acquisitions, net of cash acquired	(29,264)	(182)
Total	(35,928)	(667)

Financing activities:
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Other	387	(341)
Total	13,697	4,683

Net increase (decrease) in cash and cash equivalents	$(16,220)	$4,402

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

For the six months ended June 30, 2007, the Company generated $6.0 million from operating activities.  This cash was used to purchase certain property and equipment and to make a $4.4 million equity investment in Viewpoint Corporation, a leading Internet marketing technology and ad services company.  The Company also acquired Pathfire, Inc., a distributor of third-party news and syndicated programming, for $29.3 million (net of cash acquired) in cash.  The purchase was financed from cash on hand and borrowings under our revolving credit facility.

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

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of disclosure controls and procedures was not effective, as described below.

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

On November 8, 2007, the Audit Committee of the Company’s Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2007 should not be relied upon because of errors in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management after discovery and analysis of those errors and after advising Ernst & Young LLP (“Ernst & Young”), the Company’s newly appointed independent registered public accounting firm, who first identified the error.

In connection with the preparation and review of the Company’s financial statements for the quarter ended September 30, 2007, management became aware that the Company’s previously reported results for the second quarter of 2007 contained errors relating to the recognition of a gain of approximately $0.9 million relating to the effective settlement of a dispute between one of our subsidiaries and Pathfire in connection with our purchase of Pathfire in June 2007. This accounting recognition was determined, in part, based upon the Company’s interpretation of Emerging Issues Task Force 04-01 (“EITF 04-01”). Upon subsequent review and analysis by the Company, the audit committee, and the Company’s new independent accountants, it was determined that the purchase accounting guidance in EITF 04-01 should have been applied differently.

Consequently, the Company has restated its second quarter 2007 Form 10-Q to remove the $0.9 million gain, which was recorded in other income, the related tax effect and record an adjustment to reduce the purchase price of Pathfire.  The Company and the Audit Committee have discussed the foregoing with Ernst & Young.

In connection with the preparation of our financial statements for the three months ended June 30, 2007 management believes the error described above was the result of a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to business combinations. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for business combinations, and specifically, knowledge of EITF 04-01 to ensure that the transaction was accounted for in  accordance with generally accepted accounting principles.  This control deficiency required us to restate our financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Plans for Remediation

To remediate the material weakness described above and enhance our internal control over financial reporting, we will:

•                  continue to require members of our corporate accounting staff to receive training on business combinations on an ongoing basis;

•                  revise our internal control over financial reporting for non-routine business combination transactions to require our accounting staff to take prescribed steps for such transactions, including: engaging external accounting advisors, establishing work groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed; and

•                  revise our internal control over financial reporting requiring the completion of a detailed business combinations checklist to include a more comprehensive analysis of any unique purchase price considerations, including pre-existing relationships under EITF 04-01, which will be utilized to ensure appropriate consideration of purchase price matters, amounts recorded are appropriate, and ongoing reviews are completed to identify subsequent adjustments to amounts recorded.

Although we are implementing remediation efforts, the existence of the material weaknesses described above indicates that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. The remediation efforts we are taking are subject to continued management review supported by confirmation and testing by management and audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting. Other than the foregoing initiatives we are implementing in response to the material weakness, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Registration Statement on Form S-4/A filed on July 11, 2007 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q/A.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: November 14, 2007	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Financial and Accounting Officer)