Form 10-Q
period 2007-09-30
DG FastChannel, Inc
filed 2007-11-14
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, the Registrant had 17,879,701 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the United States Securities and Exchange Commission on April 2, 2007, and our Registration Statement on Form S-3 filed on October 16, 2007, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$17,865	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,606 in 2007 and $1,046 in 2006)	23,363	15,433
Current deferred income taxes	2,290	2,290
Prepaid expenses	1,049	547
Restricted cash	225	—
Other current assets	801	264
Current assets held for sale from discontinued operations	—	711
Total current assets	45,593	43,719
Property and equipment (net of accumulated depreciation of $18,161 in 2007 and $20,163 in 2006)	15,708	12,829
Long-term investments	9,131	5,180
Goodwill	123,149	65,545
Deferred income taxes, net	—	10,244
Intangible assets (net of accumulated amortization of $13,607 in 2007 and $9,210 in 2006)	65,930	35,112
Restricted cash	100	425
Other noncurrent assets	2,038	654
Noncurrent assets held for sale from discontinued operations	—	1,875
TOTAL ASSETS	$261,649	$175,583

Liabilities and Stockholders’ Equity
Accounts payable	$3,260	$4,112
Accrued liabilities	9,019	8,500
Current deferred revenue	2,103	1,100
Current portion of long-term debt	450	4,190
Obligations of discontinued operations	—	145
Total current liabilities	14,832	18,047
Deferred revenue, net of current portion	1,119	—
Long-term debt, net of current portion	53,438	15,650
Deferred income taxes, net	6,085	—
TOTAL LIABILITIES	75,474	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 17,936 issued and 17,880 outstanding at September 30, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	18	16
Additional capital	368,478	333,821
Accumulated deficit	(184,302)	(191,358)
Accumulated other comprehensive income	2,834	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	186,175	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,649	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Audio and video content distribution	$23,778	$17,507	$62,770	$44,415
Other	1,359	1,262	3,949	2,513
Total revenues	25,137	18,769	66,719	46,928
Cost of revenues:
Audio and video content distribution	11,084	9,280	28,397	23,341
Other	106	102	410	302
Total cost of revenues	11,190	9,382	28,807	23,643
Operating expenses:
Sales and marketing	1,988	1,165	5,036	3,072
Research and development	902	792	1,958	1,265
General and administrative	3,285	2,879	9,160	7,188
Depreciation and amortization	4,059	3,107	9,072	6,403
Total operating expenses	10,234	7,943	25,226	17,928
Income from operations	3,713	1,444	12,686	5,357
Other (income) expense:
Reduction in fair value of long-term investments	—	4,758	—	4,758
Interest income and other (income) expense, net	(177)	—	(553)	—
Interest expense	1,109	762	1,936	1,894
Income (loss) before taxes from continuing operations	2,781	(4,076)	11,303	(1,295)
Provision for income taxes	1,120	384	4,527	1,440
Income (loss) from continuing operations	1,661	(4,460)	6,776	(2,735)
Discontinued operations:
Income (loss) from operations of discontinued operations	6	(33)	(322)	158
Income tax benefit (expense)	(2)	13	125	(61)
Gain on disposal of discontinued operations, net of tax	413	—	477	—
Income (loss) from discontinued operations	417	(20)	280	97
Net income (loss)	$2,078	$(4,480)	$7,056	$(2,638)

Basic income (loss) per common share from continuing operations	$0.10	$(0.35)	$0.42	$(0.28)
Basic income per common share from discontinued operations	0.02	—	0.02	0.01
Basic income (loss) per common share	$0.12	$(0.35)	$0.44	$(0.27)

Diluted income (loss) per common share from continuing operations	$0.10	$(0.35)	$0.41	$(0.28)
Diluted income per common share from discontinued operations	0.02	—	0.01	0.01
Diluted income (loss) per common share	$0.12	$(0.35)	$0.42	$(0.27)

Basic weighted average common shares outstanding	16,923	12,628	16,214	9,749
Diluted weighted average common shares outstanding	17,433	12,628	16,660	9,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options	25	—	—	—	266	—	—	266
Share-based compensation	10	—	—	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Issuance of common stock to acquire Point.360	2,000	2	—	—	34,054	—	—	34,056
Comprehensive income:

Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on long-term investment in Viewpoint (net of tax of $1,892)	—	—	—	—	—	2,838	—	2,838
Reverse unrealized gain on long-term investment in Point.360 upon acquisition (net of tax benefit of $166)	—	—	—	—	—	(262)	—	(262)
Net income								7,056
Total comprehensive income								9,630
Balance at September 30, 2007	17,936	$18	(56)	$(853)	$368,478	$2,834	$(184,302)	$186,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,056	$(2,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,994	4,127
Amortization of intangible and other assets	4,078	2,799
Share-based compensation	315	172
Provision for deferred income taxes	3,519	1,412
Provision for doubtful accounts	471	350
Reduction in fair value of investment	—	4,758
Loss on disposal of property and equipment	53	—
Gain on disposal of discontinued operations, net of tax	(477)	—
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable	(1,560)	(726)
Prepaid and other assets	(1,807)	(1,343)
Accounts payable and accrued liabilities	(3,585)	(4,785)
Deferred revenue	(488)	(623)
Net cash provided by operating activities	12,569	3,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,786)	(1,113)
Purchase of long-term investments	(4,400)	—
Proceeds from sale of property and equipment	516	—
Proceeds from sale of discontinued operations	3,125	—
Acquisitions, net of cash acquired	(48,768)	(182)
Net cash used in investing activities	(52,313)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	288	—
Payment of debt issuance costs	(1,198)	(341)
Proceeds from issuance of debt	69,000	51,850
Repayment of debt	(34,952)	(47,551)
Net cash provided by financing activities	33,138	3,958
Effect of exchange rate changes on cash and cash equivalents	(3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,609)	6,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,865	$8,052

Supplemental Cash Flow Information:
Cash paid for interest	$2,039	$2,007
Cash paid for income taxes	$1,441	$128
Non-cash Financing Activities:
Non-cash component of purchase price to acquire a business	$34,056	$27,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

DG FastChannel, Inc. and its wholly-owned subsidiaries (the “Company”) offers a suite of digital technology services through DG FastChannel, Inc. (“DGF”), FastChannel Network, Inc. (“FastChannel”), Pathfire, Inc. (“Pathfire”), AGT Broadcast, Inc. (“Broadcast”), Media DVX, Inc. (“MDX”), Point.360 and SourceEcreative. The Company operates a nationwide digital network out of its Network Operation Center (“NOC”) located in Irving, Texas. The network beneficially links more than 5,000 advertisers and agencies, and over 21,000 online radio, television, cable, network and print publishing destinations across the United States and Canada. Through the NOC, the Company delivers audio, video, image and data content that comprise transactions between the advertising and broadcast industries.

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

Depreciation of Property and Equipment

During 2007, the Company made the decision to retire certain redundant network equipment from service earlier than originally planned.  As a result, during the three and nine month periods ended September 30, 2007, the Company recorded additional depreciation expense of approximately $0.4 million and $0.7 million, respectively, to fully depreciate these now retired network assets.  The accelerated depreciation impacts diluted income (loss) per common share from continuing operations for the three and nine months ended September 30, 2007 by $0.03 and $0.04, respectively.

2. ACQUISITIONS

Consistent with its business strategy, since May 2006 the Company has acquired or merged with four businesses in the media services industries. The purpose of each transaction was to expand the Company’s digital distribution network, customer base and/or product offerings. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration

FastChannel	May 31, 2006	$28.8	Company stock
Pathfire	June 4, 2007	$29.3	Cash
Point.360	August 13, 2007	$48.7	Company stock
GTN	August 31, 2007	$8.6	Cash

Each of the transactions has been included in the Company’s results of operations since the date of closing detailed above. A description of each transaction is as follows:

FastChannel

On May 31, 2006, the Company merged with privately-held FastChannel pursuant to which the Company issued approximately 5.2 million shares of its common stock valued at $27.4 million in exchange for all of the issued and outstanding common and preferred stock of FastChannel. FastChannel operated a digital distribution network serving the advertising and broadcast industries. The Company’s shares were valued at the average closing price for a five day period on and around the date of announcing the transaction. As a result of the transaction, FastChannel became a wholly-owned subsidiary of the Company. None of the acquired goodwill is deductible for tax purposes.

Pathfire

On June 4, 2007, the Company acquired all of the issued and outstanding common and preferred stock of privately-held Pathfire for $29.3 million (net of cash acquired).  Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. Pathfire is a primary distribution provider for syndicated programming in the U.S.  In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates throughout the United States. Pathfire’s technology is installed in approximately 1,400 U.S. television stations. Pathfire is now a wholly-owned subsidiary of the Company. None of the acquired goodwill is expected to be deductible for tax purposes.

Point.360

In December 2006 and in early 2007, the Company acquired a total of approximately 1.6 million shares, or about 16%, of the issued and outstanding common stock of publicly-held Point.360 (NASDAQ Global Market symbol “PTSX”). On April 16, 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 agreed to spin off its post-production operations to Point.360 stockholders (other than the Company) and (ii) the Company agreed to acquire Point.360’s advertising service operations.

On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for approximately 2.0 million shares of the Company’s common stock.  As anticipated, immediately prior to the exchange with the Company, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 (“New 360”) and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis.  As a result, at the consummation of the exchange offer, Point.360’s business consisted solely of its advertising distribution operation.  The Company’s shares were valued at the average closing price for a five day period on and around the date of announcing the transaction. Point.360 was merged directly into DG FastChannel. None of the acquired goodwill is expected to be deductible for tax purposes.

The amount paid to acquire Point.360 was comprised as follows:
(in millions)
Purchases of Point.360 common stock in the open market	$5.4
Borrowing on the Company's term loan	7.0
Cash paid for working capital adjustments	0.7
Cash paid for direct acquisition costs	1.5
Issuance of common stock	34.1
Total amount paid	$48.7

In connection with the Point.360 acquisition, the Company has recorded approximately $1.6 million in liabilities as of the acquisition date, of which $0.3 million relates to severance costs to involuntarily terminate duplicate personnel, and $1.3 million relates to costs to terminate leases on duplicate facilities.

GTN

On August 31, 2007, the Company acquired substantially all the assets of privately-held GTN, Inc. (“GTN”) for $11.5 million in cash (including costs). GTN, based in Detroit, provides media services primarily on behalf of the automotive industry and performs post-production services. Immediately after the closing, the Company sold GTN’s post production assets to an officer of GTN for $3.0 million in cash. The purchase price allocation below presents the purchase of GTN’s assets and the subsequent sale of the post production assets on a net basis. The acquired goodwill is expected to be deductible for tax purposes.

Purchase Price Allocations

The following table summarizes the preliminary or final estimated fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition for the above referenced transactions. Certain of the estimated fair values are preliminary pending further analysis and in certain cases pending receipt of appraisals from third-party valuation firms. The purchase price allocations are as follows (in thousands):

Category	FastChannel	Pathfire (preliminary)	Point.360 (preliminary)	GTN (preliminary)

Current assets	$5,303	$3,302	$3,736	$860
Property and equipment	2,950	4,248	998	400
Other non-current assets	1,052	111	394	—
Customer relationships	14,600	6,000	16,000	4,600
Brand name	4,410	6,000	—	—
Goodwill	21,725	19,170	35,930	2,905
Total assets acquired	50,040	38,831	57,058	8,765
Less liabilities assumed	(21,284)	(9,456)	(8,353)	(196)
Net assets acquired	$28,756	$29,375	$48,705	$8,569

Pro Forma Information

The following pro forma information details the results from continuing operations as if the above referenced transactions (FastChannel, Pathfire, Point.360 and GTN) had occurred at the beginning of the respective periods (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Pro Forma
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$25,137	$18,769	$66,719	$46,928	$27,822	$28,768	$88,161	$85,748
Income (loss) from continuing operations	$1,661	$(4,460)	$6,776	$(2,735)	$1,399	$(5,576)	$4,251	$(9,496)
Basic income (loss) per common share from continuing operations	$0.10	$(0.35)	$0.42	$(0.28)	$0.08	$(0.38)	$0.24	$(0.65)
Diluted income (loss) per common share from continuing operations	$0.10	$(0.35)	$0.41	$(0.28)	$0.08	$(0.38)	$0.23	$(0.65)

3. INVESTMENTS

Viewpoint

On May 7, 2007, the Company purchased 10,750,000 shares of Viewpoint Corporation (“Viewpoint”) common stock, or about 13% of Viewpoint’s outstanding shares, in a private transaction directly from Viewpoint at a price of $0.40 per share, for an aggregate amount of $4.4 million including transaction costs. As part of the transaction, Viewpoint issued the Company warrants to purchase an additional 2,687,500 shares of Viewpoint common stock at a price of $0.45 per share.  The warrants became exercisable on November 7, 2007 and expire on November 7, 2010.  As of September 30, 2007, the market value of the Company’s investment in Viewpoint was approximately $9.1 million (including an approximate $1.3 million value for the warrants using the Black-Scholes valuation model). The unrealized gain, net of estimated income taxes, is included in accumulated other comprehensive income.

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

Write-down of Investment in Verance Corporation

In March and July 2005, the Company purchased an aggregate of approximately 12.6 million shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) from Verance Corporation (“Verance”) for approximately $5.1 million. The Series B Preferred Stock is entitled to cumulative dividends of 7% per annum, payable in cash or in kind at the election of Verance. The Series B Preferred Stock is automatically converted into Verance common stock under certain circumstances. The investment in Verance represents about a 8% interest in Verance on an as-converted basis.

In the third quarter of 2006, the Company determined that its investment in Verance had experienced an other-than-temporary decline in fair value and reduced the carrying value of the investment to zero.  A license related to this investment was also deemed to have no further value and the Company recorded additional amortization expense to reduce the carrying value to zero.  Details of the other-than-temporary reductions are as follows (in thousands):

Three and nine
months ended
Sept 30, 2006
Long-term investments:
Verance Series B Preferred Stock	$4,758
Intangible assets:
Verance license	329
$5,087

4.   DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2006, the Company’s Board of Directors authorized management to begin marketing for sale certain assets of two subsidiaries: StarGuide Digital Networks, Inc. (“Starguide”) and Corporate Computer Systems, Inc. (“CCS”). These subsidiaries made up our previously reported Product Sales Segment. The Company determined that these businesses were no longer consistent with our strategic business goals. The Company sold the assets of CCS for $425,000 in March 2007 and the inventory of StarGuide for $200,000 in April, 2007.  In May 2007, the Company entered into an agreement to sell the intellectual property related to these entities for $2.5 million, resulting in a gain, net of tax of $0.4 million.  This transaction was completed in July 2007.

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

The underlying assets and liabilities of discontinued operations as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets
Accounts receivable	$—	$376
Inventories	—	316
Other current assets	—	19
Total current assets	—	711
Property and equipment, net	—	7
Goodwill, net	—	1,750
Intangible and other assets, net	—	118
Total noncurrent assets	$—	$1,875
Liabilities
Accounts payable	$—	$102
Accrued liabilities	—	43
Total current liabilities	$—	$145

Operating results of discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues	$—	$870	$431	$3,393
Cost of revenues	4	446	264	1,618
Operating expenses	(10)	457	489	1,617
Income (loss) from operations of discontinued operations	6	(33)	(322)	158
Income tax benefit (expense)	(2)	13	125	(61)
Gain on disposal of discontinued operations, net of tax	413	—	477	—
Income (loss) from discontinued operations	$417	$(20)	$280	$97

5. SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on the grant date fair value.  Under the modified prospective transition method, compensation cost recognized in 2006 and 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123-R.  The Company recognized approximately $122,000 and $77,000 in share-based compensation expense related to employee stock options and restricted stock during the three months ended September 30, 2007 and 2006, respectively, and $315,000 and $172,000 during the nine months then ended, respectively.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of options granted	—	262,500	53,500	306,000
Weighted average exercise price of options granted	$—	$5.90	$21.67	$5.82
Volatility (1)	—	85%	72%	85%
Risk free interest rate (2)	—	4.3%	4.3%	4.3%
Expected term (years) (3) (4)	—	4.8	6.1	4.8
Expected annual dividends	—	None	None	None

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

A summary of the Company’s stock options outstanding at September 30, 2007 and 2006 and changes during the nine month periods then ended is presented below:

	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of the year	572,176	$11.71	318,216	$22.46
Granted	—	—	3,500	5.40
Exercised	(6,639)	10.42	—	—
Canceled	(11,842)	9.34	(1,916)	13.68
Outstanding at March 31	553,695	11.78	319,800	22.32
Granted	53,500	21.67	40,000	5.30
Exercised	(17,949)	10.71	—	—
Canceled	(6,594)	25.79	(1,253)	12.34
Outstanding at June 30	582,652	12.55	358,547	20.45
Granted	—	—	262,500	5.90
Exercised	(1,308)	10.14	—	—
Canceled	(4,483)	20.78	(40,884)	47.82
Outstanding at September 30	576,861	$12.50	580,163	$11.95

The following table summarizes the Company’s stock options outstanding and exercisable as of September 30, 2007:

	Outstanding	Currently Exercisable
Number of options	576,861	324,687
Weighted-average exercise price	$12.50	$15.14
Weighted-average remaining contractual life	4.40	3.05
Aggregate intrinsic value (in thousands)	$6,721	$3,070

As of September 30, 2007, the total compensation costs related to non-vested awards not yet recognized was approximately $1.6 million which will be recognized as expense over the next 4 years.

6. LONG-TERM DEBT

In August 2007, the Company replaced its prior credit facility with an $85 million credit agreement (the “Credit Agreement”) with a syndicate of financial institutions led by Bank of Montreal (“BMO”). The Credit Agreement consists of a $45 million term loan (the “Term Loan”) and a $40 million revolving credit facility (the “Revolver”). Borrowings under the Term Loan bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At September 30, 2007, borrowings under the Credit Agreement bore interest at a weighted average rate of 7.34%. The Term Loan formally matures in August 2013. However, the Company presently expects that mandatory prepayments, based on a percentage of excess cash flow (as defined), will shorten the maturity date to early in 2011. The Revolver matures in August 2012. The Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Credit

Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The Credit Agreement is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.

Prior to the Credit Agreement, the Company had a $35 million credit facility (the “Old Credit Facility”) with Wachovia Bank, N.A. The Old Credit Facility consisted of a $20 million term loan (the “Old Term Loan”) and a $15 million revolving credit facility (the “Old Revolver”). Borrowings under the Old Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined). The Revolver was scheduled to mature in May 2009 and the Term Loan was scheduled to mature in June 2011. The Old Credit Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth. The Old Credit Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default. The Old Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the Company’s assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX.

In addition, in the third quarter of 2007, the Company wrote off approximately $0.3 million in previously deferred loan origination fees related to the Old Credit Facility.

For the periods shown, long-term debt was as follows (in thousands):

	September 30, 2007	December 31, 2006
Term loan	$44,888	$19,600
Revolving credit facility	9,000	—
Capital lease obligations	—	240
	53,888	19,840
Less current portion	(450)	(4,190)
	$53,438	$15,650

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of and for the three and nine month periods ended September 30, 2007 and 2006, we did not recognize any income tax related interest or penalties. At September 30, 2007, the Company had no unrecognized tax benefits.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.

The Company has recorded a valuation allowance on the deferred tax asset created as a result of the write-down of its investment in Verance Corporation that was recorded in 2006.  A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit was not more likely than not.  The Company acquired approximately $33.7 million in NOL carryforwards in its acquisition of FastChannel and has maintained a full valuation allowance related to these NOL carryforwards. The Company will maintain a full valuation allowance on its acquired NOL carryforwards until the Company’s tax position can be completely assessed. In accordance with SFAS No. 109, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its recognized net deferred tax assets.

For the three and nine months ended September 30, 2007 and 2006, the Company’s effective tax rate was 40% and 38%, respectively.  Income tax expense for the three and nine months ended September 30, 2007 increased $0.7 million or 192%, and $3.1 million or 214%, respectively, as a result of the increase in income before taxes.

8. EARNINGS PER SHARE

On May 30, 2006 the Company’s common stock was reverse split on a 1-for-10 basis.

Under SFAS No. 128, “Earnings per Share,” the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock and common stock equivalents outstanding during the period.

Earnings per share data for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$1,661	$(4,460)	$6,776	$(2,735)
Income (loss) from discontinued operations	$417	$(20)	$280	$97
Net income (loss)	$2,078	$(4,480)	$7,056	$(2,638)

Basic:
Weighted average shares outstanding — Basic	16,923	12,628	16,214	9,749

Basic income (loss) from continuing operations per common share	$0.10	$(0.35)	$0.42	$(0.28)
Basic income from discontinued operations per common share	$0.02	$—	$0.02	$0.01
Basic net income (loss) per common share	$0.12	$(0.35)	$0.44	$(0.27)

Diluted:
Weighted average shares outstanding — Basic	16,923	12,628	16,214	9,749
Add: Net effect of potentially dilutive shares	510	—	446	—
Weighted average shares outstanding — Diluted	17,433	12,628	16,660	9,749

Diluted income (loss) from continuing operations per common share	$0.10	$(0.35)	$0.41	$(0.28)
Diluted income from discontinued operations per common share	$0.02	$—	$0.01	$0.01
Diluted net income (loss) per common share	$0.12	$(0.35)	$0.42	$(0.27)

For the three months ended September 30, 2007, 182,806 options with a weighted average exercise price of $24.05 per share had exercise prices above the average market price of $20.34 and were excluded from the computation of diluted net income per share.  For the nine months ended September 30, 2007, 188,481 options with a weighted average exercise price of $24.24 per share had exercise prices above the average market price of $18.00 and were excluded from the computation of diluted net income per share.

For the three month and nine month periods ended September 30, 2006, there was a loss from continuing operations available to common stockholders.  Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted net loss per share were identical.

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

	Three Months Ended September 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$23,778		$1,359	$25,137
Depreciation and amortization	3,951		108	4,059
Income from operations	3,081		632	3,713
Total assets	$252,815	(a)	$8,834	$261,649

	Three Months Ended September 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$17,507		$1,262	$18,769
Depreciation and amortization	3,007		100	3,107
Income from operations	747		697	1,444
Total assets	$142,946	(a)	$4,907	$147,853	(b)

	Nine Months Ended September 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$62,770		$3,949	$66,719
Depreciation and amortization	8,749		323	9,072
Income from operations	11,053		1,633	12,686
Total assets	$252,815	(a)	$8,834	$261,649

	Nine Months Ended September 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$44,415		$2,513	$46,928
Depreciation and amortization	6,102		301	6,403
Income from operations	4,276		1,081	5,357
Total assets	$142,946	(a)	$4,907	$147,853	(b)

(a)          Net of intersegment elimination which relates to intercompany receivables and payables that occur when one operating segment pays costs that are related to another operating segment.

(b)         Excludes assets of discontinued operations of $8,242.

10.   RELATED PARTY TRANSACTION

In connection with the Company’s acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the three and nine months ended September 30, 2006, the Company recognized additional interest expense of $0.03 million and $0.06 million, respectively, associated with the guarantee.  During the second quarter of 2007, the Company paid to Mr. Ginsburg the remaining accrued interest payable of $0.3 million.

11.   NEW ACCOUNTING PRONOUCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund future acquisitions; our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products and channels; our ability to protect our proprietary technologies; risks of new, changing and competitive technologies;

and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-3 filed on October 16, 2007 under the heading “Risk Factors.”

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

Overview

We are a leading provider of digital media distribution services to the advertising and broadcast industries.  In addition, we operate the industry’s largest electronic digital distribution network.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.

Part of our business strategy is to acquire similar and ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy:

•                  On May 31, 2006, the Company entered into a tax-free merger transaction with the shareholders of privately-held FastChannel Network, Inc. (“FastChannel”) whereby FastChannel became a wholly-owned subsidiary of the Company. Similar to the Company, FastChannel operated a digital distribution network serving the advertising and broadcast industries. In connection with this transaction, the Company issued a total of approximately 5.2 million shares of its common stock. The merger with FastChannel has expanded the Company’s “footprint” (i.e., electronic network), increased our customer base, and resulted in operating synergies. FastChannel has been included in the Company’s results since the date of acquisition.

•                  On June 4, 2007, the Company acquired privately-held Pathfire, Inc. (“Pathfire”) for $29.3 million in cash (net of cash acquired). Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. While it is anticipated the Company will recognize certain operating synergies, such synergies are not expected to be at the same level as those experienced in the FastChannel merger. Pathfire has been included in the Company’s results since the date of acquisition.

•                  In late 2006 and early 2007, the Company acquired an approximate 16% interest in Point.360. On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that it did not already own (approximately 84%) in exchange for approximately 2.0 million shares of its common stock. As anticipated, immediately prior to the exchange Point.360 spun off its post production operations to its shareholders (other than the Company), such that on the closing date Point.360 consisted solely of an advertising services operation. Point.360 has been included in the Company’s results since the date of acquisition (August 13, 2007).

•                  On August 31, 2007, the Company acquired substantially all the assets of privately-held GTN, Inc. (“GTN”) for $11.5 million in cash (including costs). GTN provides media services in Detroit, Michigan and is focused on the automotive advertising market. GTN also had post production operations that the Company sold immediately following the closing of the acquisition for $3.0 million in cash. GTN has been included in the Company’s results since the date of acquisition.

Results of Operations

Revenues.   For the three months ended September 30, 2007, revenues increased $6.4 million, or 33.9%, as compared to the same period in the prior year.  The increases were $6.3 million and $0.1 million from the Audio and Video Content Distribution and the SourceEcreative segments, respectively.  The increase in the Audio and Video Content Distribution segment was entirely due to the additional customers acquired in the Pathfire, Point.360 and GTN transactions. Pathfire, Point.360 and GTN have been included in the Company’s results of operations for three months, six weeks and one month, respectively, in the current quarter as compared to no revenue being recorded in the same period of the prior year. The increase in the SourceEcreative segment was primarily due to an increase in the number of customers utilizing the service.

For the nine months ended September 30, 2007, revenues increased $19.8 million, or 42.2%, as compared to the same period in the prior year.  The increases were $18.4 million and $1.4 million from the Audio and Video Content Distribution and the SourceEcreative segments, respectively.  The increase in the Audio and Video Content Distribution segment was primarily due to the additional customers acquired in the FastChannel, Pathfire, Point.360 and GTN transactions. The increase in the SourceEcreative segment was due to the additional customers acquired in the FastChannel merger and an increase in the number of customers utilizing the service.

Cost of Revenues.   For the three months ended September 30, 2007, cost of revenues increased $1.8 million, or 19.3%, from the prior year period. The 19.3% increase in cost of revenues compares to a 33.9% increase in revenues. As a percentage of revenues, cost of revenues decreased to 44.5% in the current quarter as compared to 50.0% in the same period in the prior year. The decrease, on a percentage basis, is primarily attributable to the efficiencies gained in the merger with FastChannel. More specifically, the merger resulted in reductions and elimination of duplicative personnel, facilities, telecommunications and production service costs.

For the nine months ended September 30, 2007, cost of revenues increased $5.2 million, or 21.8%, from the prior year period. The 21.8% increase in cost of revenues compares to a 42.2% increase in revenues. As a percentage of revenues, cost of revenues decreased to 43.2% in the current period as compared to 50.4% in the same period in the prior year. The decrease, on a percentage basis, is primarily attributable to efficiencies gained in the merger with FastChannel.

Sales and Marketing.   Sales and marketing expense increased $0.8 million, or 70.6%, compared to the same period in the prior year. The increase is primarily attributable to (i) including Pathfire in the Company’s consolidated result as Pathfire operates a sales force separate from the Company’s sales force, and (ii) commissions related to SourceEcreative’s efforts to attract new business.

For the nine months ended September 30, 2007, sales and marketing increased $2.0 million, or 63.9%, from the prior year period. The increase is primarily attributable to increased salaries, commissions and related expenses associated with (i) a larger sales force in support of the increased customer base subsequent to the merger with FastChannel, and (ii) the addition of Pathfire and its sales force. Pathfire has a higher percentage of sales and marketing expenses, as a percentage of revenues, as compared to the Company’s advertising distribution operation.

Research and Development.  For the three months ended September 30, 2007, research and development expense increased $0.1 million, or 13.9%, from the same period in the prior year.  The increase relates to the addition of Pathfire in June 2007. Pathfire operates a network, separate from the Company’s network, which principally delivers long-form content such as news and syndicated programming.

For the nine months ended September 30, 2007, research and development expense increased $0.7 million, or 54.8%, from the same period in the prior year.  The increase was due to increased spending for payroll, recruiting and consulting necessary to develop new technologies and service the network after the merger with FastChannel. Also, the increase relates to the addition of Pathfire in June 2007. As discussed above, Pathfire operates a network in addition to the Company’s network.

General and Administrative.   For the three months ended September 30, 2007, general and administrative expense increased $0.4 million, or 14.1%, from the same period in the prior year. The increase was primarily due to increased (i) personnel costs to support the Company’s larger customer base ($0.2 million), (ii) incentive compensation associated with the Company’s improved operating results ($0.2 million), and (iii) audit and tax fees ($0.4 million), partially offset by lower  (i) bad debt expense ($0.1 million) and (ii) legal fees ($0.3 million).

For the nine months ended September 30, 2007, general and administrative expense increased $2.0 million, or 27.4%, from the same period in the prior year. The increase was primarily due to increased (i) personnel costs to support the Company’s larger customer base, (ii) incentive compensation associated with the Company’s improved operating results, and (iii) audit and tax fees, partially offset by lower (i) bad debt expense and (ii) legal fees.

Depreciation and Amortization.   For the three months ended September 30, 2007, depreciation and amortization expense increased $1.0 million, or 30.6%, from the same period in the prior year. The increase was primarily due to $0.7 million of depreciation of certain network equipment that was accelerated for shortened useful lives, and amortization of certain intangible assets acquired in the FastChannel, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.

For the nine months ended September 30, 2007, depreciation and amortization expense increased $2.7 million, or 41.7%, from the same period in the prior year. The increase was primarily due to  $1.2 million of depreciation of certain network equipment with shortened useful lives, and amortization of certain intangible assets acquired in the FastChannel, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.

Interest Income and Other, net.   Interest income and other, net increased $0.2 million for the three months ended September 30, 2007, as compared to the same period in the prior year. The increase was primarily associated with investment proceeds derived from excess cash on-hand.

Interest income and other, net increased $0.6 million for the nine months ended September 30, 2007, as compared to the same period in the prior year. The increase was due to interest earned on cash received in the December 2006 equity offering and excess cash on-hand.

Interest Expense.   Interest expense increased $.3 million, or 45.5%, for the three months ended September 30, 2007, as compared to the same period in the prior year. The increase in interest expense resulted primarily from an increased level of borrowings associated with the purchase of Pathfire in June 2007 and GTN in August 2007 and the write-off of $0.3 million of costs related to the Old Credit Facility when it was superceded by the New Credit Agreement.

Interest expense was virtually unchanged for the nine months ended September 30, 2007, as compared to the same period in the prior year after considering the write-off of $0.3 million of costs related to the Old Credit Facility.

Provision for Income Taxes.   For the three months ended September 30, 2007, the provision for income taxes was 40.3% of income before income taxes. This rate includes federal and state income taxes, plus the impact of certain nondeductible expenses. For the three months ended September 30, 2006, the Company recorded a valuation allowance on the deferred tax asset created as a result of the write-down of its investment in Verance. A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit did not meet the “more likely than not” threshold.

For the nine months ended September 30, 2007, the provision for income taxes was 40.1% of income before income taxes. For the nine months ended September 30, 2006, the provision for income taxes was 41.6% of income before income taxes, excluding the impact of the write-down of the Company’s investment in Verance. As discussed above, a valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit did not meet the “more likely than not” threshold.

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flow (in thousands):

	For the Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$7,056	$(2,638)
Depreciation and amortization	9,072	6,926
Provision for deferred income taxes and other	3,881	6,692
Changes in operating assets and liabilities	(7,440)	(7,477)
Total	12,569	3,503

Investing activities:
Purchase of property and equipment	(2,786)	(1,113)
Purchase of investments and other	(759)	—
Acquisitions, net of cash acquired	(48,768)	(182)
Total	(52,313)	(1,295)

Financing activities:
Proceeds from issuance of debt	69,000	51,850
Repayment of debt	(34,952)	(47,551)
Other	(910)	(341)
Total	33,138	3,958

Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net increase (decrease) in cash and cash equivalents	$(6,609)	$6,166

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

For the nine months ended September 30, 2007, the Company generated $12.6 million from operating activities. This cash was used to purchase certain property and equipment and to make a $4.4 million equity investment in Viewpoint Corporation, a leading Internet marketing technology and advertising services company. The Company also acquired (i) Pathfire, a distributor of third-party news and syndicated programming, for $29.3 million in cash (net of cash acquired), (ii) Point.360, an advertising distribution business, by issuing 2.0 million shares of its common stock, and (iii) the assets of GTN, a media services business, for $8.6 million in cash (including transaction costs and net of selling GTN’s post production assets for $3.0 million immediately following the closing). Consideration for these acquisitions originated from (i) borrowings under the Company’s credit agreement (discussed below), (ii) issuances of common stock, and (iii) cash on hand.

In August 2007, the Company replaced its prior credit facility with an $85 million credit agreement with a syndicate of financial institutions led by Bank of Montreal. The Credit Agreement consists of a $45 million term loan and a $40 million revolving credit facility. Borrowings under the Term Loan bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At September 30, 2007, borrowings under the Credit Agreement bore interest at a weighted average rate of 7.34%. The Term Loan formally matures in August 2013. However, the Company presently expects that mandatory prepayments, based on a percentage of excess cash flow (as defined), will shorten the maturity date to early in 2011. The Revolver matures in August 2012. The Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Credit Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The Credit Agreement is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.

Prior to the Credit Agreement, the Company had a $35 million credit facility with Wachovia Bank, N.A. The Old Credit Facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under the Old Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined). The Revolver was scheduled to mature in May 2009 and the Term Loan was scheduled to mature in June 2011. The Old Credit Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth. The Old Credit Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default. The Old Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the Company’s assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX.

The Company expects to use cash (i) in connection with the organic growth of its business, (ii) to purchase property and equipment in the normal course, and (iii) to acquire similar and/or ancillary businesses.

At September 30, 2007, the Company’s sources of liquidity included cash on hand of approximately $17.9 million and approximately $31.0 million of availability under the Credit Agreement. Further, the Company believes it could raise additional capital through the issuance of its equity securities. The Company believes it has adequate liquidity to satisfy its capital needs for the foreseeable future.

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

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional discussion of the terms of our Credit Agreement.

The Company pays interest on borrowings at a variable rate based on the lender’s Prime Rate or LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company’s leverage ratios as defined in the Credit Agreement (after August 8, 2007) or Old Credit Facility (prior to August 9, 2007). As of September 30, 2007, borrowings under the Credit Agreement accrued interest at a weighted average interest rate of approximately 7.34%. A hypothetical 10% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $0.4 million based upon the borrowings outstanding at September 30, 2007.

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company maintains a system of disclosure controls and procedures that are designed to ensure information required to be disclosed by the Company is recorded, processed, summarized, and reported to management, including our chief executive officer and chief financial officer, in a timely manner.

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of disclosure controls and procedures is ineffective.

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

On November 8, 2007, the Audit Committee of the Company’s Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2007 should not be relied upon because of an error in “other income” recorded in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management after discovery and analysis of those errors and after advising Ernst & Young LLP (“Ernst & Young”), the Company’s newly appointed independent registered public accounting firm, who first identified the error.

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

Consequently, the Company has restated its second quarter 2007 Form 10-Q to remove the $0.9 million gain, which was recorded in other income, the related tax effect and record an adjustment to reduce goodwill on the balance sheet. The Company and the Audit Committee have discussed the foregoing with Ernst & Young.

In connection with the preparation of our financial statements for the three months ended September 30, 2007 management believes the error described above was the result of a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to business combinations. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for business combinations, and specifically, complete and thorough knowledge of EITF 04-01 to ensure that the transaction was accounted for in  accordance with generally accepted accounting principles. This control deficiency required us to restate our financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Other than the foregoing initiatives we are implementing in response to the material weakness, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Registration Statement on Form S-3 filed on October 16, 2007 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on September 20, 2007.  The record date for such meeting was August 3, 2007 on which date there were a total of 15,878,578 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s stockholders approved the re-election of one director as follows:

	Votes	Votes	Votes
Director	For	Against	Abstained

Scott K. Ginsburg	9,599,592	—	4,168,913

Other directors whose term of office as a director continued after the meeting were Omar A. Choucair, William Donner, Lisa C. Gallagher, Kevin C. Howe, David M. Kantor and Anthony J. LeVecchio.

No other matters were voted upon at the annual meeting.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: November 14, 2007	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Financial and Accounting Officer)