Form 10-K/A
period 2006-12-31
DG FastChannel, Inc
filed 2007-11-28
CIK 934448

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

The Company was organized in 1991 and is incorporated in Delaware. Over the past five years, the Company has completed several strategic transactions including the following:

•  On June 1, 2004, the Company acquired substantially all the broadcast distribution assets and certain liabilities from Applied Graphics Technologies, Inc (“AGT”) for $15.0 million in cash. AGT distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company’s customer base and resulted in operating synergies. AGT has been included in the Company’s results since the date of acquisition.

•  On August 31, 2004, the Company acquired substantially all the assets and certain liabilities of SourceEcreative for $3.8 million in cash. SourceEcreative offers a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The acquisition expanded the Company’s media asset management services to advertising agencies. SourceEcreative has been included in the Company’s results since the date of acquisition.

•  Between March 2005 and July 2005, the Company purchased (i) a total of approximately 12.6 million shares of Series B Convertible Preferred Stock of Verance Corporation (“Verance”) and (ii) an agreement to license Verance products, for an aggregate purchase price of approximately $5.1 million. Verance develops and licenses certain audio watermarking technologies. The Company has accounted for this long-term investment as an “available for sale” equity security in accordance with SFAS 115.

In September 2006, the Company determined that its investment in Verance was impaired and wrote the value down to zero.

•  On April 15, 2005, the Company acquired substantially all the assets and certain liabilities of Media DVX, Inc. (“MDX”) for $10.0 million (excluding transaction costs) consisting of (i) $1.5 million in cash, (ii) a $6.5 promissory note, and (iii) 155,039 shares of the Company’s common stock valued at approximately $2.0 million. MDX distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company’s customer base and resulted in operating synergies. MDX has been included in the Company’s results since the date of acquisition.

•  On May 31, 2006, the Company entered into a tax-free merger transaction with the shareholders of privately-held FastChannel Network, Inc. (“FastChannel”) whereby FastChannel became a wholly-owned subsidiary of the Company. The $28.8 million purchase price consisted of (i) approximately 5.2 million shares of the Company’s common stock valued at $27.4 million, and (ii) approximately $1.4 million of transaction costs. Similar to the Company, FastChannel operates a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel has expanded the Company’s “footprint” (i.e., electronic network), increased our customer base, and resulted in operating synergies. FastChannel has been included in the Company’s results since the date of acquisition.

•  In December 2006, the Company purchased a total of approximately 1.44 million shares, or 14.8%, of the outstanding common stock of publicly held Point.360 for approximately $4.8 million in cash. The shares were purchased in (i) a private transaction, and (ii) the open market. Point.360 distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The Company accounts for this long-term investment as an “available for sale” equity security in accordance with SFAS 115.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	790,974	$10.15	1,097,500

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

(2)          Excludes 99,269 available for issue under the Employee Stock Purchase Plan.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein. The data below includes the results of acquired operations from the respective dates of acquisition, namely (i) Applied Graphics Technologies, Inc. (“AGT”) from June 1, 2004, (ii) SourceEcreative, Inc. (“SourceEcreative”) from August 31, 2004, (iii) Media DVX, Inc. (“MDX”) from April 15, 2005, and (iv) FastChannel Network, Inc. (“FastChannel”) from May 31, 2006. See Note 3 to the Company’s consolidated financial statements. As a result of the Company’s decision to sell the assets of StarGuide Digital Networks, Inc. (“StarGuide”) and Corporate Computer Systems, Inc. (“CCS”), their operating results for all periods presented have been reflected in discontinued operations in the Company’s consolidated financial statements and the selected financial data below. See Note 4 to the Company’s consolidated financial statements.

The consolidated statements of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the consolidated balance sheet data at December 31, 2006, 2005, 2004, 2003, and 2002 are derived from the consolidated financial statements of the Company, which were audited by KPMG LLP, independent registered public accounting firm.

Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For years ended December 31,
	2006	2005	2004	2003	2002
Revenues:	$68,667	$51,824	$53,570	$47,928	$53,145
Costs and expenses:
Cost of revenues	33,322	32,184	28,941	23,871	26,336
Sales and marketing	4,240	3,915	4,264	3,970	4,011
Research and development	1,779	1,107	1,520	1,958	2,449
General and administrative	10,462	7,587	6,328	4,968	6,937
Restructuring charges	—	434	—	—	771
Impairment charges	—	—	1,048	—	—
Depreciation and amortization	8,563	6,348	5,143	5,685	6,476
Total expenses	58,366	51,575	47,244	40,452	46,980

Income from operations	10,301	249	6,326	7,476	6,165
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—	—	—
Interest income and other (income) expense, net	(58)	—	—	—	—
Interest expense	2,844	2,990	1,284	211	680
Net income (loss) before income taxes and cumulative effect of change in accounting principle from continuing operations	2,757	(2,741)	5,042	7,265	5,485
Provision (benefit) for income taxes	2,378	(768)	1,728	1,469	2,114
Net income (loss) before cumulative effect of change in accounting principle from continuing operations	379	(1,973)	3,314	5,796	3,371
Cumulative effect of change in accounting principle	—	—	—	—	(130,234)
Net income (loss) after cumulative effect of change in accounting principle from continuing operations	379	(1,973)	3,314	5,796	(126,863)
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)	(2,575)	(788)
Income tax benefit (expense)	209	(572)	6,071	978	266
Loss on disposal of discontinued operations, net of tax benefit	(698)	—	—	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)	(1,597)	(522)
Net income (loss) after cumulative effect of change in accounting principle	$(649)	$(1,090)	$3,204	$4,199	$(127,385)
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46	$0.81	$(17.94)
Basic net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)	(0.22)	(0.07)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44	$0.59	$(18.01)
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46	$0.77	$(17.92)
Diluted net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)	(0.21)	(0.07)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44	$0.56	$(17.99)
Basic weighted average common shares outstanding	10,568	7,378	7,277	7,137	7,072
Diluted weighted average common shares outstanding	10,568	7,378	7,330	7,489	7,081

Balance Sheet Data (Continuing Operations):

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$24,474	$1,886	$8,059	$7,236	$2,527
Working capital	25,106	1,722	9,054	9,206	2,150
Property and equipment, net	12,829	11,494	10,692	9,471	12,212
Total assets	172,997	110,065	102,027	78,357	80,070
Long-term debt, excluding current portion	15,650	20,834	8,447	2,400	4,548
Net assets (liabilities) of discontinued operations	2,441	3,242	1,928	7,097	(17,495)
Shareholders’ equity	141,886	80,207	79,432	75,474	70,004

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of DG FastChannel Inc.’s (“DGF” or the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•  Cautionary Note Regarding Forward-Looking Statements.   This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to “Risk Factors” above, for a discussion of the risk factors applicable to the Company.

•  Overview.   This section provides a general description of the Company’s business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•  Results of Operations.   This section provides an analysis of the Company’s results of operations for three years in the period ended December 31, 2006. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•  Financial Condition.   This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

•  Liquidity and Capital Resources.   This section provides an analysis of the Company’s cash flows for three years in the period ended December 31, 2006, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2006. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•  Critical Accounting Policies.   This section discusses accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

•  New Accounting Pronouncements.   This section provides a discussion of recently issued accounting pronouncements that have been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such standards on our consolidated financial statements when applicable.

•  Contractual Payment Obligations.   This section provides a summary of the Company’s contractual payment obligations by major category in total and a breakdown by period.

•  Off-Balance Sheet Arrangements.   This section provides a summary of the Company’s off-balance sheet arrangements and the purpose for their use.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund the current level of our technology development programs, our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed elsewhere herein under the heading “Risk Factors.”

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

Overview

DGF is the leading provider of digital technology services that enable the electronic delivery of advertisements from advertising agencies to traditional broadcasters and other media outlets. Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission.

The Company faces several factors which impact the growth of digital delivery of advertising, including the following:

Increase in demand for reliable and rapid means of content delivery.   In recent years, technological innovations in digital media have driven increasing demand for reliable and rapid means of information transfer, particularly in the broadcast and telecommunications industries. Digital distribution technologies are increasingly used for distributing media in forms such as audio, video, text and data. Digitized information has many advantages including ease and efficiency of storage, manipulation, transmission and reproduction, with less degradation and in greater volumes than traditional analog or hard copy formats.

Government mandate to transition to digital broadcasting.   On February 1, 2006, the U.S. Congress passed legislation, which was signed by the President on February 8, 2006 establishing the deadline for the transition from analog to digital broadcasting by February 17, 2009. Most networks currently broadcast, and are expected to continue to broadcast, in both analog and digital formats until February 17, 2009, when all analog broadcasting must terminate. The shift to digital provides improved picture quality and preserves network capacity by using various compression technologies. This government mandate has created strong momentum in the shift to high definition television (“HDTV”) broadcasting because of the complementary aspects between digital-only and HDTV broadcasting, which we believe will encourage the broadcast industry to move to an entirely digital work stream, including the electronic delivery of digital advertising.

Increase in adoption and popularity of High Definition Television.   Consumer demand for superior quality, declining HDTV set prices and increasing availability of HDTV content are driving the rapid growth in HDTV adoption, with the United States leading the charge. Currently, all major broadcasters are delivering prime time content via HD broadcasting and, though advertisements are still mainly delivered in standard definition, with the broadcast industry shifting towards HD, we believe that advertising will soon follow. As local television stations work towards upgrading their infrastructure to enable HDTV signals, advertisers are increasing the number of HDTV commercials, which we believe will likely require digital distribution.

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

The Company depends on several third party vendors to operate our digital distribution network. Accordingly, we are highly dependent on satellite and high-speed connectivity vendors to properly operate our digital network. Additionally, DGF is highly dependent on the video advertising aired on TV and cable networks, cable systems, and other broadcast media outlets.

The distribution of incremental video and audio advertising over DGF’s digital network in excess of the fixed costs necessary to operate the network is one of the drivers of operating income. Historically, the Company has been able to secure sufficient video and audio advertising to generate operate income.

Significant Transactions.   Part of our business strategy is to acquire, or make investments in, similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy:

•  On June 1, 2004, the Company acquired substantially all the broadcast distribution assets and certain liabilities of AGT for $15.0 million in cash. AGT distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company’s customer base and resulted in operating synergies. AGT has been included in the Company’s results since the date of acquisition.

•  On August 31, 2004, the Company acquired substantially all the assets and certain liabilities of SourceEcreative for $3.8 million in cash. SourceEcreative offers a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The acquisition expanded the Company’s media asset management services to advertising agencies. SourceEcreative has been included in the Company’s results since the date of acquisition, and represents a seperate business segment.

•  Between March 2005 and July 2005, the Company purchased (i) a total of approximately 12.6 million shares of Series B Convertible Preferred Stock of Verance Corporation (“Verance”) and (ii) an agreement to license Verance products, for an aggregate purchase price of approximately $5.1 million. Verance develops and licenses certain audio watermarking technologies. The Company has accounted for this long-term investment as an “available for sale” equity security in accordance with SFAS 115.

In September 2006, the Company determined that its investment in Verance was impaired and wrote the value down to zero.

•  On April 15, 2005, the Company acquired substantially all the assets and certain liabilities of MDX for $10.0 million (excluding transaction costs) consisting of (i) $1.5 million in cash, (ii) a $6.5 promissory note, and (iii) 155,039 shares of the Company’s common stock valued at approximately $2.0 million. MDX distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company’s customer base and resulted in operating synergies. MDX has been included in the Company’s results since the date of acquisition.

•  On May 31, 2006, the Company entered into a tax-free merger transaction with the shareholders of privately-held FastChannel whereby FastChannel became a wholly-owned subsidiary of the Company. The $28.8 million purchase price consisted of (i) approximately 5.2 million shares of the Company’s common stock valued at $27.4 million, and (ii) approximately $1.4 million of transaction costs. Similar to the Company, FastChannel operates a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel has expanded the Company’s “footprint” (i.e., electronic network), increased our customer base and resulted in operating synergies. FastChannel has been included in the Company’s results since the date of acquisition.

•  In December 2006, the Company purchased a total of approximately 1.44 million shares, or 14.8%, of the outstanding common stock of publicly held Point.360 for approximately $4.8 million in cash. The shares were purchased in (i) a private transaction, and (ii) the open market. Point.360 distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The Company accounts for this long-term investment as an “available for sale” equity security in accordance with SFAS 115.

Results of Operations

The following table sets forth certain historical financial data for the years ended December 31, 2006, 2005, and 2004. Operating results for any period are not necessarily indicative of results for any future period. Amounts are shown in thousands (except per share data).

	For years ended December 31,
	2006	2005	2004
Revenues:	$68,667	$51,824	$53,570
Costs and expenses:
Cost of revenues	33,322	32,184	28,941
Sales and marketing	4,240	3,915	4,264
Research and development	1,779	1,107	1,520
General and administrative	10,462	7,587	6,328
Restructuring charges	—	434	—
Impairment charges	—	—	1,048
Depreciation and amortization	8,563	6,348	5,143
Total expenses	58,366	51,575	47,244
Income from operations	10,301	249	6,326
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—
Interest income and other (income) expense, net	(58)	—	—
Interest expense	2,844	2,990	1,284
Net income (loss) before income taxes from continuing operations	2,757	(2,741)	5,042
Provision (benefit) for income taxes	2,378	(768)	1,728
Net income (loss) from continuing operations	379	(1,973)	3,314
Discontinued operations:
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)
Income tax benefit (expense)	209	(572)	6,071
(Loss) on disposal of discontinued operations, net of tax benefit	(698)	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)
Net income (loss)	$(649)	$(1,090)	$3,204
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Basic net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Diluted net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Basic weighted average common shares outstanding	10,568	7,378	7,277
Diluted weighted average common shares outstanding	10,568	7,378	7,330

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

For the year ended December 31, 2006, income tax expense related to continuing operations increased $3.1 million also as a result of the increase in net income before taxes from continuing operations. In 2006, the Company recorded a valuation allowance of $0.9 million related to the impairment charge recognized for its investment in Verance. No valuation allowance was recorded in 2005.

Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company’s net income (loss) before income taxes from continuing operations as follows (in thousands):

	2006	2005
Expected tax expense (benefit), @ 34%	$937	$(932)
State and foreign income taxes, net of federal benefit	207	(88)
Other non-deductible items (primarily meals and entertainment)	358	252
Change in valuation allowance	876	—
Provision (benefit) for income taxes	$2,378	$(768)
Effective tax rate	86%	28%

Discontinued operations.   For the year ended December 31, 2006, the StarGuide division, now classified as discontinued operations, generated a loss before taxes of $0.5 million as compared to income of $1.5 million in 2005, which represents a reduction of $2.0 million or 137% in income. The decrease is primarily attributable to certain revenue contracts that expired during 2005 under which StarGuide was deferring profits over the related contract period. Income taxes allocated to discontinued operations resulted in an effective tax rate of 39% for 2006 and 2005, representing a Federal rate of 34% and a combined net state rate of 5%. As non-deductible items were insignificant, they had no impact on the effective rate.

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

Discontinued operations.   For the year ended December 31, 2005, the StarGuide division, now classified as discontinued operations, generated income before taxes of $1.5 million as compared to a loss of $6.2 million in 2004. 2004 contained a $8.1 million goodwill impairment charge. Excluding the effect of the impairment charge, income before taxes would have been $1.9 million in 2004, representing a decrease of $0.4 million or 21% in 2005. The reduction is related to certain revenue contracts that expired during 2005 under which StarGuide was deferring profits over the related contract period. Income taxes allocated to discontinued operations resulted in an effective tax rate of 39% and 98% for 2005 and 2004, respectively. The effective tax rate in 2004 is impacted by the $8.1 million goodwill impairment charge, which was not deductible for tax purposes, and $6.7 million of income tax benefit which was recognized when the Company reversed its valuation allowance on deferred tax assets. Excluding the effect of those items, the effective tax rate would have been similar to the 2005 rate.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of December 31, 2006, 2005 and 2004 (in thousands):

	December 31,
	2006	2005	2004
Assets:
Cash and cash equivalents	$24,474	$1,886	$8,059
Accounts receivable, net	15,433	10,363	12,022
Property and equipment, net	12,829	11,494	10,692
Long term investments	5,180	4,758	—
Deferred income taxes, net	12,534	18,200	17,974
Goodwill and intangible assets, net	100,657	61,639	51,388
Liabilities:
Accounts payable and accrued liabilities	12,612	8,110	5,491
Debt and capital leases	19,840	24,532	18,103
Stockholders’ Equity	141,886	80,207	79,432

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity. In December 2006, the Company raised $31.7 million through the issuance of common stock, $4.8 million of which was used to invest in Point.360.

Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. Days sales outstanding were 82 days, 73 days and 82 days as of December 31, 2006, 2005 and 2004, respectively.

Property and equipment tend to grow with the level of revenues and with acquisition activity. Purchases of property and equipment have been approximately $3 million per year for each year presented.

Long term investments consisted of (i) an investment in the common stock of Point.360 ($5.2 million), and (ii) an investment in the preferred stock of Verance ($4.8 million) at December 31, 2006 and 2005, respectively. The investment in Verance was written-down to zero during 2006 as a result of poor financial results and prospects.

Deferred income tax assets, net decreased in 2006 as a result of an increase in deferred income tax liabilities stemming from the purchase of FastChannel in May 2006. These deferred tax liabilities primarily relate to the excess book basis over the tax basis of certain identifiable intangibles ($3.5 million) and net operating loss carryforward utilization of $1.3 million.

Goodwill and intangible assets increased as a result of the acquisitions of FastChannel in 2006 ($22 million goodwill, $19 million intangible assets) and MDX in 2005 ($9 million goodwill, $1 million intangible assets), less amounts amortized. In connection with the acquisitions, the purchase price was allocated among the assets acquired (including identifiable intangibles) and the liabilities assumed based upon their estimated fair values, with any excess purchase price allocated to goodwill.

Accounts payable and accrued liabilities increased as a result of the acquisitions of FastChannel in 2006 ($13.0 million at acquisition date) and MDX in 2005 ($0.9 million at acquisition date). More particularly, a portion of the preacquisition obligations of FastChannel and MDX remained unsettled at December 31, 2006. In addition, at December 31, 2006 the Company had an accrued liability of $1.1 million for purchases of Point.360 common stock.

Debt and capital leases increased in 2005 as a result of the issuance of a $6.5 million promissory note in connection with the purchase of MDX. Debt and capital leases decreased and cash increased in 2006 as a result of raising $31.7 million of net proceeds in connection with a public equity offering in December 2006 and using a portion of such proceeds to retire debt.

Stockholders’ equity increased in 2006 principally as a result of (i) issuing $27.4 million of common stock in connection with the purchase of FastChannel in May 2006, and (ii) the sale of $31.7 million of common stock in connection with the public equity offering in December 2006.

Liquidity and Capital Resources

On a reported basis, net cash provided by operating activities for the year ended December 31, 2006 was $9.6 million compared to $5.4 million for the year ended December 31, 2005. The increase of $4.2 million was primarily due to  (i) reductions in net loss ($.5 million) and fair value of long-term investments ($4.8 million), and (ii) increases in non-cash charges such as depreciation ($1.3 million), amortization ($1.2 million) and deferred taxes ($1.5 million), partially offset by a net decrease in net operating assets and liabilities of $4.1 million.

The Company purchased property and equipment of $3.1 million during 2006, compared to $3.0 million in 2005. In 2006, the Company used $4.8 million in cash to make an investment in the common stock of Point.360, Inc. The Company had used $5.1 million in 2005 to acquire an ownership interest in Verance.

Net repayments of long-term debt and capital leases was $10.4 million in 2006 versus ($0.5) million for 2005. This fluctuation was due to the new credit facility obtained by the Company in February 2006, which was drawn against to payoff the prior credit facility and provide working capital in addition to the funds received at the refinancing of the new credit facility in May 2006. Included in the 2006 net repayments of $10.4 million was $3.5 million related to the MDX note. At December 31, 2005, the balance of the MDX note was $6.5 million. The MDX note was repaid in 2006 from a combination of (i) $3.5 million cash drawn under the Credit Agreement, and (ii) the issuance of 259,177 shares of the Company’s common stock (valued at $3.0 million). In 2005, operating activities provided sufficient funds to reduce the line of credit in place at the time.

On February 10, 2006, the Company entered into a $25.0 million Credit Agreement with Wachovia Bank, N.A. This revolving credit facility replaced the prior credit facility. On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million, made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million. None of the revolving line of credit was drawn as of December 31, 2006. Borrowings under the facility bear interest at various rates over the applicable base rate or LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests (EBITDA is defined as earnings before interest, taxes, depreciation and amortization) and minimum EBITDA tests, provides for customary events of default, is guaranteed by all of the Company’ subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but excludes the stock and assets of its subsidiary that owns the assets acquired from Media DVX. The term loan matures on May 31, 2009. The revolving loans mature on June 30, 2011. At December 31, 2006, the interest rate on the outstanding term loan was approximately 7.4%.

At December 31, 2006, the Company’s sources of liquidity included cash and cash equivalents of $24.5 million, while the Company’s debt consisted of (i) a term loan to Wachovia Bank, N.A. totaling $19.6 million, (ii) the above referenced $15.0 million undrawn revolving credit facility, and (iii) $0.2 million of capital lease obligations. The Company believes it has sufficient capital and capital resources to sustain liquidity in the foreseeable future.

Effective on May 26, 2006, the Company’s common stock was reverse split on a 1-for-10 basis.

The Company filed a shelf registration statement with the SEC in October 2006. As a result of the shelf registration, the Company had the ability to offer, from time to time, up to 3,000,000 shares of its common stock and the selling stockholder named therein (the “Selling Stockholder”) had the ability to offer up to 659,177 shares. On December 14, 2006, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”) and the selling stockholder, related to a public offering of 2,556,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) and 400,000 shares of Common Stock of the Selling Stockholder at a price of $11.40 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, which they excercised in full, to purchase up to an additional 443,400 shares of Common Stock to cover over-allotments, if any. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3, as amended and supplemented (Registration Statement No. 333-137958) filed with the Securities and Exchange Commission. Net proceeds to the Company from the offering was $31.7 million.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company’s significant accounting policies and methods used in the preparation of its Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. Following is a discussion of our critical accounting policies.

Business Combinations.   The Company accounts for business combinations under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and brand name, and the period over which these assets are amortized.

Goodwill.   On an annual basis, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimated fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections for each operating segment. The discount rate used reflects our average cost of funds. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent the carrying amount of goodwill exceeds the implied fair value a write-down of goodwill would be necessary. Both tests require the Company to identify the reporting units to which goodwill is associated, a process which involves management judgment.

Impairment of Long-Lived Assets.   Long-lived assets principally relate to identifiable intangible assets, such as customer relationships and brand name, and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to the discounted fair value. If the intent is to hold the asset for sale, then to the extent the asset’s carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows.

Allowance for Doubtful Accounts.   Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management principally based on historical collection results by aging category (i.e., current, 1-30 days past due, 31-60 days past due, etc.) with consideration given to specific customer accounts and current economic conditions and trends. If the financial condition of our customers were to deteriorate, additional allowances may be required which would adversely affect our earnings. Conversely, if the financial condition of our customers were to improve, we may be required to reduce our allowance which would improve our earnings. As of December 31, 2006, 2005 and 2004, our allowance for doubtful accounts was 6.3%, 4.5% and 3.4% of gross accounts receivables, respectively. The increase in the allowance for doubtful accounts as a percentage of gross accounts receivables is partially attributable to the acquisition of FastChannel in 2006 and MDX in 2005.

Income Taxes.   Deferred taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal income tax purposes. The Company has both deferred tax assets and deferred tax liabilities, which are shown on a net current and net non-current basis on the accompanying consolidated balance sheets. Deferred tax assets relate primarily to net operating loss (“NOL”) carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and brand name that have little or no tax basis.

Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not “more likely than not” (i.e., not likely). Significant judgment is required in making these assessments, which generally relate to an acquired operation generating future taxable income. At December 31, 2006, the Company had established a valuation allowance of approximately $13.1 million, the vast majority of which relates to NOL carryforwards acquired in the acquisition of FastChannel. The Company will maintain a full valuation allowance on these acquired NOL carryforwards until a determination is made as to the extent to which these acquired NOL carryforwards are limited under Section 382 of the Internal Revenue Code. Any future reduction in the valuation allowance of the FastChannel NOL’s will result in a decrease to goodwill.

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

Our online creative research revenue is generated on a subscription basis, where customers pay either monthly, quarterly, semi-annually, or annually in order to access our database. We recognize revenue ratably over the subscription period.

Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material, for which revenue is recognized monthly, after the storage service has been performed. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is in the possession of the common carrier.

Customers pay a fixed fee per month for our media asset management and broadcast verification services. We recognize revenue ratably over the service period.

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

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” SFAS No. 123R is a revision to SFAS 123 and supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. It provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. SFAS No. 123R permits an issuer to use either a prospective or one of two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. As modified by the SEC on April 15, 2005, SFAS No. 123R is effective for the first annual or interim reporting period of the registrant’s first fiscal year that begins after June 15, 2005. The Company has implemented this pronouncement effective at the beginning of the fiscal year ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We believe the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

Contractual Payment Obligations

The table below summarizes the Company’s contractual obligations, including estimated interest, at December 31, 2006 (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$23,217	$5,258	$15,313	$2,646	$—
Capital Leases	240	240	—	—
Operating Leases	11,685	2,810	7,300	1,575	—
Employment Contracts	2,126	1,004	1,122	—	—
Unconditional Purchase Obligations	5,947	2,246	3,701	—	—
Total Contractual Payment Obligations	$43,215	$11,558	$27,436	$4,221	$—

Off-Balance Sheet Arrangements

The Company has entered into operating leases for all of its office facilities and certain equipment rentals. Generally these leases are for periods of three to five years and usually contain one or more renewal options. The Company uses leasing arrangements to preserve capital. The Company expects to continue to lease the majority of its office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2006, 2005 and 2004 rent expense for all operating leases amounted to approximately $3.4 million, $2.7 million and $2.4 million, respectively.

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

The Company provides very limited services to entities located outside of the United States and, therefore, believes that the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

DGF has issued variable-rate debt that, at December 31, 2006, had an outstanding balance of $19.6 million. Based on DGF’s variable-rate obligations outstanding at December 31, 2006, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease DGF’s annual interest expense and related cash payments by approximately $0.1 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balances of approximately $ 24.5 million is invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified in Long-term Investments, including available-for-sale securities on the accompanying consolidated balance sheet, include equity-method investments, investments in private securities, available-for-sale securities, restricted securities and equity derivative instruments. As of December 31, 2006, the Company’s investment in Verance was reduced to $0.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Remediation Efforts

To remediate the material weakness described above and enhance our internal control over financial reporting, we made the following plans to accomplish the remediation. The progress we made to implement these remediation plans is described below.

•       We required members of our corporate accounting staff to receive training on business combinations and stock compensation on an ongoing basis.

Two senior level accounting personnel have received formal training related to business combinations. These seminars were attended in the months of May and September 2007.

•       We determined to add at least one senior level controller with significant accounting and financial reporting experience to strengthen the corporate accounting staff.

This person was hired and began employment with the Company in April 2007.

•       We revised our internal control over financial reporting for non-routine business combinations transactions and stock compensation to require our accounting staff to take prescribed steps for such transactions, including: engaging external accounting advisors, establishing work groups, action plans, or monitoring meetings based on the nature of the event, in each case in an effort to ensure that individuals from the appropriate departments are involved, communication is thorough, and action items are addressed.

The Company had at December 31, 2006 and continues to have a relationship with an external accounting advisor. This advisor was consulted with respect to the business combinations that occurred in the Company’s second and third quarters of 2007. Specifically, the advisor has been and continues to consult with the Company on tax matters relating to business combinations.

•       We revised our internal control over financial reporting to require the completion of a detailed business combinations checklist when acquisitions are completed in order to ensure purchase price consideration is complete and adequately recorded and the performance of ongoing reviews of existing acquisition accrual balances and accounting procedures designed to ensure proper accounting for business combination activities.

In July 2007, the Company completed the preparation of its business combination checklist. The checklist was utilized in connection with the business combinations that occurred in the Company’s second and third quarters. While the Company routinely reviews accrual balances, including acquisition related accrual balances, the Company has added a step on its quarterly close checklist to specifically address the ongoing review of acquisition related accrual balances.

Although we have implemented remediation efforts, the existence of the material weaknesses described above indicates that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. The remediation efforts we commenced in the first quarter of 2007 are subject to continued management review supported by confirmation and testing by management and audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting.

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

Item 11.                 EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Additionally, the Compensation Committee maintains flexibility, enabling management and the Board to make decisions based on the needs of the business and to recognize different levels of individual contribution and value creation. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

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

As the basis for its 2006 comparative review, the Compensation Committee determined the appropriate companies to include in the executive compensation peer group. The Compensation Committee believes that the Company’s most direct competitors for executive talent include a broader range of large capitalization companies than those firms with which the Company might be compared for stock performance purposes. As a result, the Compensation Committee included companies in the compensation comparison group beyond those included in the Company’s peer group index that appears in the stock performance graph contained in Item 5. For 2006, the Committee compared the Company’s executive compensation levels with available information for similar executive positions at companies in a broad industry group of ten technology, media, and telecommunications companies comparable in size to the Company (the “industry group”). The 10 companies included in the industry group were Point.360, MediaLink, Avid, LodgeNet, ValueClick, Akamai, Viewpoint Corporation, National Cinemedia, Getty Images, and Access IT. With respect to the Company’s executive officers, because information for each position being reviewed was not available for comparable positions at each company in the industry group, the companies included in the market competitive data used by the Committee in its review varied for each position.

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

•       performance goals and other expectations for the position; and

•       uniqueness of industry skills.

Employment Agreements

We have entered into employment agreements with all executive officers, the key terms of which are described in the narrative following the Summary Compensation Table. We believe that having employment agreements with our executives is often beneficial to us because it provides retentive value and generally gives us a competitive advantage in the recruiting process over a company that does not offer an employment agreement. Our employment agreements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

•       Base salary;

•       A target annual cash bonus with the actual amount determined based on whether performance criteria are met;

•       Benefits, including participation in our retirement plans and health, life insurance and disability insurance plans.

Our employment agreements, also contain key provisions in the event of an executive’s termination or resignation, setting forth the circumstances under which an executive may resign for “good reason” or that we may terminate the agreement “for cause,” and formalizing restrictive covenants such as commitments not to join a competitor within a set time frame, not to solicit our employees to leave our company, and to protect our confidential information, among others. The events that constitute a termination for “good reason” are negotiated in connection with the employment agreement and generally include such events as substantial changes in the executive’s duties or reporting structure, relocation requirements, reductions in compensation and any breach by us of the agreement. Mr. Ginsburg’s employment agreement provides that it may be terminated by either party at any time. There are change-in-control provisions in our employment agreements.

Key Considerations in Determining Executive Compensation

In general, the terms of our executive employment agreements are initially negotiated by our CEO and CFO, as appropriate, and legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg and Choucair the Compensation Committee takes an active role in the negotiation process. The Compensation Committee also establishes from time to time the general compensation principles set forth in our executive employment agreements.

During the review and approval process for the employment agreements for executives under its purview, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. In its analysis, the Compensation Committee considers the individual’s credentials, and if applicable, performance at the Company, the compensation history of the executive, data on the compensation of individuals in comparable positions at our Company and the total projected value of the compensation package to the executive.

The Compensation Committee does exercise the discretion to increase or decrease awards or payouts, except for base salary, which has an established minimum set forth in the respective employment agreements.

The Compensation Committee does not use rigid guidelines in determining the mix of compensation elements (i.e., long-term versus currently paid out compensation and cash versus non-cash compensation) for each senior executive.

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

The base salaries were established in arms-length negotiations between the executive and the Company, taking into account their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company. Although the Company considered the same factors in establishing the base salaries of each of the executives, due to the different levels of satisfaction of such factors by each executive, the base salaries are, in certain cases, substantially different. Specifically, due to his extensive experience, responsibilities and significant market demand, the Company believes that it is appropriate that Mr. Ginsburg’s base salary is substantially higher than the Company’s other executives.

Base salaries are adjusted annually in accordance with the terms of the executive’s employment contract.

With respect to the Chairman and our other executive officers, the Compensation Committee believes that using the industry group provides comparative data on the companies that are most likely to compete directly with the Company for senior executive talent.

Consistent with the Company’s financial performance expectations, its size and complexity, and each executive’s position relative to similarly situated executives in each of the peer groups noted above, the Committee generally targets total direct compensation, which is composed of base salary, target annual cash bonus, and the estimated value of stock-based awards.

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

In the Compensation Committee’s view, the use of annual cash bonuses that are based on performance creates a direct link between executive compensation and individual and business performance.

The Compensation Committee establishes specific criteria to assist it in determining the annual bonuses for the Chief Executive Officer and other executives. The Compensation Committee established bonuses pursuant to the target contractual bonuses detailed in the executive’s employment agreement, which represent the amount the Company would expect to pay the executive each year for satisfactory performance. Thus, if the Company achieves its financial objectives and the executive performs in a satisfactory manner in light of his or her individual goals, receipt of at least the target bonus amount by each executive is likely. While these goals are used as a guide by the Compensation Committee in determining the bonuses to be paid to the executives, the Compensation Committee has the discretion in making its bonus determinations and it has done so in individual bonus determinations.

In evaluating the Company’s performance and each individual executive’s 2006 performance, the Compensation Committee determined that the Company and its executives generally met or exceeded the financial and individual goals that were established for 2006.

These metrics are used because they encourage executives to achieve superior operating results using appropriate levels of capital. In its assessment of whether the goals are met, the Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

The individual goals established for Mr. Ginsburg and the other named executives at the beginning of 2006 included strategic and leadership goals tailored to the individual’s position, and focused on the Company’s strategic initiatives. The following is a summary of the individual goals for Mr. Ginsburg, all of which were achieved during 2006:

•       Achieving revenue and margin improvements;

•       Completing the merger with FastChannel Network, Inc.;

•       Raising additional capital through the issuance of additional common stock, subject to market conditions;

•       Achieving significant cost reductions through streamlined organizational structures; and

•       Undertaking significant cost synergies to reduce its cost base resulting from the FastChannel merger.

The Committee established these goals with the objective that they would help to enhance stockholder value. The Compensation Committee did not establish specific quantitative targets for the financial goals described above. These accomplishments, in addition to the Company’s financial performance as a whole, served as a basis for the Committee’s determination of the bonus to approve for Mr. Ginsburg and the other executive officers.

Mr. Ginsburg’s Annual Bonus.   As discussed above, the Compensation Committee believes that Mr. Ginsburg’s annual cash bonus should be clearly linked to the Company’s financial performance and his individual performance to further the compensation philosophy regarding accountability. In determining and approving Mr. Ginsburg’s bonus, the Committee evaluated the Company’s financial performance against Mr. Ginsburg’s individual performance covering his roles as both the Chairman of the Board and the Chief Executive Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Ginsburg’s bonus. As a result, in recognition of Mr. Ginsburg’s and the Company’s significant accomplishments in 2006, the Compensation Committee approved a 2006 bonus for him of $175,000.

In considering the individual performance of Mr. Ginsburg, the Compensation Committee noted, among other things, Mr. Ginsburg’s outstanding financial, strategic and leadership accomplishments. To strengthen the portfolio of businesses, Mr. Ginsburg oversaw the merger with FastChannel. Mr. Ginsburg also pursued several initiatives to streamline and grow the Company’s business.

Annual Bonuses for Executives Other than the Chief Executive Officer.   The Compensation Committee established the 2006 cash bonuses for other executives in a similar manner as for Mr. Ginsburg. In establishing the 2006 bonuses, the Committee reviewed the Company’s financial performance and the individual performance of each executive. In light of their and the Company’s achievements, the Company’s executives were awarded 2006 annual cash bonuses (set forth in the Summary Compensation Table).

During 2006, Mr. Ginsburg was awarded a cash bonus of $175,000. Mr. Choucair was awarded a cash bonus of $75,000. In addition, the Compensation Committee approved a supplemental bonus in

February 2006 for Mr. Choucair in the amount of $30,000, in accordance with his employment agreement in effect at the time, due to the achievement of certain Company objectives, including refinancing the Company’s credit facilities. Mr. Nguyen’s annual bonus of $75,000 was paid in accordance with the terms of his current employment agreement. In addition, Mr. Nguyen received a bonus in February 2006 in the amount of $40,000, as provided for in his employment agreement in effect at the time which expired in 2006, Ms. Maythenyi received bonuses totaling $60,000 in 2006, in accordance with the terms of her employment agreement.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

Termination or Change-in-Control Payments

Set forth below is a discussion of the payments and benefits payable to our executive officers upon their respective terminations under various circumstances. The multiples of compensation that are payable under these circumstances were determined by the Compensation Committee to be appropriate and consistent with arrangements for executives in similar positions in the industry group. The potential payments and benefits under these arrangements were considered by the Compensation Committee in connection with the other elements of compensation in order to achieve a package of benefits that is appropriate for each executive officer.

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

	Shares Beneficially Owned as of March 31, 2007 (1) (2)
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

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter in order to determine whether or not the proposed transaction is fair to, and in the best interests of the Company. None of the Company’s directors or executive officers (1) has entered into any transaction or series of similar transactions with the Company except as described below, (2) has any relationship, or has had any relationship with the Company except as described below, or (3) has outstanding indebtedness to the Company, which (in any case) requires disclosure under Item 404 of the SEC’s Regulation S-K.

Prior to its execution and delivery, the Board of Directors and the Audit Committee reviewed the Media DVX transaction in detail and determined it was in the best interest of the Company to move forward with the acquisition of the Media DVX assets.

However, the Company did not have the borrowing capacity to fully finance the $10 million purchase price through the Company’s existing credit facility in April 2005. Accordingly, the Board of Directors, Audit Committee and the Media DVX selling shareholder negotiated a $6.5 million promissory note as part of the purchase price. The Media DVX selling shareholder demanded a personal guarantee from Mr. Ginsburg as security on the three year $6.5 million promissory note.

Consistent with its written charter, the Audit Committee and the Board of Directors approved and ratified the asset purchase agreement, the promissory note and the personal guarantor agreement in connection with the purchase of the Media DVX assets. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company obtained an independent valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. The Audit Committee and the Board of Directors each determined that the compensation payable to Mr. Ginsburg was fair to, and in the best interests of the Company and its stockholders.

In connection with the Company’s acquisition of Media DVX, the $6.5 million promissory note was issued to the seller of Media DVX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee. Amounts paid to Mr. Ginsburg associated with this guarantee were $0.2 million and 0, for the years ended December 31, 2006 and 2005, respectively.

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

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	See Index to Financial Statements on page F-1 of this Amendment No. 2 for a list of financial statements filed herewith
(a)(2)	See Schedule II-Valuation and Qualifying Accounts on page S-1 of this Amendment No. 2
(a)(3)	See Index to Exhibits on page 74 of this Amendment No. 2 for a list of exhibits filed as part of this Amendment No. 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: November 27, 2007	By:	/s/ SCOTT K. GINSBURG
Scott K. Ginsburg
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chairman of the Board of Directors	November 27, 2007
	Scott K. Ginsburg	and Chief Executive Officer
	*	Chief Financial Officer and Director	November 27, 2007
	Omar A. Choucair	(Principal Financial and Accounting Officer)
	*	Director	November 27, 2007
William Donner
	*	Director	November 27, 2007
David M. Kantor
	*	Director	November 27, 2007
Lisa C. Gallagher
	*	Director	November 27, 2007
Kevin C. Howe
	*	Director	November 27, 2007
Anthony J. LeVecchio
*By	/s/ SCOTT K. GINSBURG
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
(In thousands, except par value amounts)

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For years ended December 31,
	2006	2005	2004
Revenues:
Audio and video content distribution	$64,911	$49,971	$52,970
Other	3,756	1,853	600
Total revenues	68,667	51,824	53,570
Cost of revenues:
Audio and video content distribution	32,919	31,578	28,806
Other	403	606	135
Total cost of revenues	33,322	32,184	28,941
Operating expenses:
Sales and marketing	4,240	3,915	4,264
Research and development	1,779	1,107	1,520
General and administrative	10,462	7,587	6,328
Restructuring charges	—	434	—
Impairment charges	—	—	1,048
Depreciation and amortization	8,563	6,348	5,143
Total operating expenses	25,044	19,391	18,303
Income from operations	10,301	249	6,326
Other (income) expense:
Reduction in fair value of long-term investments	4,758	—	—
Interest income and other (income) expense, net	(58)	—	—
Interest expense	2,844	2,990	1,284
Net income (loss) before income taxes from continuing operations	2,757	(2,741)	5,042
Provision (benefit) for income taxes	2,378	(768)	1,728
Net income (loss) from continuing operations	379	(1,973)	3,314
Discontinued operations:
(Loss) income from operations of discontinued operations	(539)	1,455	(6,181)
Income tax benefit (expense)	209	(572)	6,071
(Loss) on disposal of discontinued operations, net of tax benefit	(698)	—	—
Net (loss) income from discontinued operations	(1,028)	883	(110)
Net income (loss)	$(649)	$(1,090)	$3,204
Basic net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Basic net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted net income (loss) per common share from continuing operations	$0.04	$(0.27)	$0.46
Diluted net income (loss) per common share from discontinued operations	(0.10)	0.12	(0.02)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Basic weighted average common shares outstanding	10,568	7,378	7,277
Diluted weighted average common shares outstanding	10,568	7,378	7,330

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(649)	$(1,090)	$3,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,861	3,594	3,864
Amortization of intangibles	4,285	3,052	1,933
Impairment of fixed assets	—	—	1,048
Impairment of goodwill	—	655	8,083
Deferred income taxes	1,297	(226)	(4,678)
Tax benefits from employee stock options	—	—	75
Loss on extinguishment of debt	—	949	—
Reduction in fair value of long-term investment	4,758	—	—
Provision for doubtful accounts	806	330	275
Loss on disposal of fixed assets	—	8	—
Share based compensation	308	—	—
Changes in operating assets and liabilities, net of working capital from acquisitions:
Accounts receivable	(1,769)	1,510	1,051
Other assets	874	(2,310)	(380)
Accounts payable and accrued liabilities	(4,188)	517	(568)
Deferred revenue, net	(938)	(1,635)	(2,537)
Net cash provided by operating activities	9,645	5,354	11,370
Cash flows from investing activities:
Purchases of property and equipment	(3,054)	(3,044)	(3,342)
Long-term investments	(4,752)	(5,116)	—
Acquisitions, net of cash acquired	(257)	(1,809)	(18,251)
Net cash used in investing activities	(8,063)	(9,969)	(21,593)
Cash flows from financing activities:
Proceeds from issuance of common stock	31,753	23	1,273
Purchases of treasury stock	—	(158)	(594)
Payments to secure financing	(341)	(885)	(78)
Borrowings under long-term debt	51,850	19,500	16,500
Payments on long-term debt	(62,254)	(20,038)	(6,055)
Net cash provided by (used in) financing activities	21,008	(1,558)	11,046
Effect of exchange rate changes on cash and cash equivalents	(2)	—	—
Net increase (decrease) in cash and cash equivalents	22,588	(6,173)	823
Cash and cash equivalents at beginning of year including discontinued operations	1,886	8,059	7,236
Cash and cash equivalents at end of year including discontinued operations	$24,474	$1,886	$8,059
Cash paid for interest	$2,349	$1,209	$991
Cash paid for income taxes	$264	$195	$183
Noncash financing activities:
Vendor financed acquisition of software	$—	$468	$1,544
Equipment purchased under capital lease	$—	$—	$757
Non-cash component of purchase price to acquire a business	$49,048	$8,500	$—
Debt extinguished with the issuance of common stock	$3,000	$—	$—

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

Our online creative research revenue is generated on a subscription basis, where customers pay either monthly, quarterly, semi-annually, or annually in order to access our database. We recognize revenue ratably over the subscription period.

Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material, for which revenue is recognized monthly, after the storage service has been performed. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is in the possession of the common carrier.

Customers pay a fixed fee per month for our media asset management and broadcast verification services. We recognize revenue ratably over the service period.

The Company recognizes product revenue, now classified within discontinued operations, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable. Generally for product sales, these criteria are met at the time of delivery to a common carrier, as our shipping terms are FOB shipping point. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. The Company analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of provisions for sales returns. At the time of the transaction, the Company assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. For all sales, the Company uses either a binding purchase order or signed sales agreement as evidence of an arrangement. Shipping and handling revenues are included in product revenues and costs are included in product costs.

Operating Leases

The Company leases certain properties under terms that include both rent holidays and escalations of rent. Rent expense on all leases is recorded on a straight-line basis over the term of the lease.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Plans

Effective for the first quarter of 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS No. 123R under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on grant date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123R. The Company recognized approximately $308,000 in share-based compensation expense related to employee stock options in the year ended December 31, 2006, which reduced our income from continuing operations by $185,000, or $0.01 per common share (basic and diluted) and increased our net loss by

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$185,000, or ($0.02) per common share (basic and diluted). SFAS No. 123R had no impact on our reported cash flows.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reclassifications

Certain amounts within the operating activities section of the statement of cash flows have been reclassified to properly reflect the nature of changes in balances during 2006.

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

At December 31, 2006 the Company owned 1,442,974 shares of common stock or approximately 14.8% of Point.360 and accounts for the long-term investment as an ‘available for sale’ equity security in accordance with SFAS 115. The Company has reported the investment at its fair market value as of December 31, 2006 ($5.2 million) and has reported an unrealized gain of $0.3 million, net of taxes, in other comprehensive income. Other than a nondisclosure agreement and the Securities Purchase Agreement, the Company and its affiliates do not have a material relationship with Point.360. The Company has determined that these agreements are not “material contracts” for purposes of Item 601(b)(10) of Regulation S-K.

Merger with FastChannel Network

On December 15, 2005, the Company and privately-held FastChannel Network, Inc. (“FastChannel”) entered into a definitive agreement to merge in a tax-free, stock-for-stock transaction. The purpose of the merger was (i) to expand the Company’s electronic distribution network, thereby offering our customers

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

greater distribution capabilities, (ii) to attract new customers as a result of the larger and more capable electronic distribution network, and (iii) the expectation of realizing significant operating synergies, thereby improving our profitability and ultimately shareholder value. On May 31, 2006, the merger was consummated, pursuant to which FastChannel became a wholly owned subsidiary of the Company. The results of operations of FastChannel have been included from June 1, 2006. As consideration for the transaction, the Company issued to holders of FastChannel common and preferred stock approximately 5.2 million shares of the Company’s common stock (giving effect to the 1-for-10 share reverse stock split that was effective as of May 30, 2006) valued at $27.4 million. The Company determined a value of the common stock issued based on the average closing prices of its stock on December 15, 2006, the date the plan of merger was announced, plus two days prior and subsequent to that date, for an average price of $5.32 (giving effect for the reverse split). Additionally, the Company refinanced approximately $8.0 million of FastChannel debt. The net purchase price was allocated based on the current estimated fair values of the assets deemed acquired and liabilities deemed assumed at the date of acquisition, $14.6 million to customer relationships and $4.4 million to the trade name. Both intangibles are being amortized over 10 years. The remaining excess of the purchase price over the net assets deemed acquired was allocated to Goodwill. Goodwill created as a result of the acquisition totaled $22.0 million, none of which will be deductible for tax purposes.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	FastChannel	MDX
Current assets	$5,303	$—
Property, plant and equipment	2,950	1,004
Other non-current assets	1,052	—
Identifiable intangible assets	19,010	1,103
Goodwill	22,038	8,940
Total assets acquired	50,353	11,047
Liabilities assumed	21,597	890
Net assets acquired	$28,756	$10,157

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following pro forma information details the results of continuing operations as if the acquisitions of MDX and FastChannel had taken place on January 1, 2005 (in thousands). A table of actual amounts is provided for reference:

	As Reported		Proforma
	Year ended		Year ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$68,667	$51,824	$78,148	$77,194
Income (loss) from operations	$10,301	$249	$7,175	$(12,415)
Net income (loss) from continuing operations:	$379	$(1,973)	$(3,585)	$(15,567)
Basic and Diluted income (loss) per share of common stock:	$0.04	$(0.27)	$(0.28)	$(1.23)

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The underlying assets and liabilities of the discontinued operations as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Assets
Accounts receivable	$376	$357
Inventories	316	1,548
Other current assets	19	23
Total current assets	711	1,928
Property and equipment, net	7	147
Goodwill, net	1,750	1,750
Intangible and other assets, net	118	443
Total noncurrent assets	1,875	2,340
Liabilities
Accounts payable	$102	$197
Accrued liabilities	43	100
Deferred revenue, net	—	729
Total current liabilities	145	1,026

Operating results of the discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in Thousands)
Revenues	$3,983	$6,528	$8,796
Cost of revenues	(2,448)	(3,159)	(4,414)
Depreciation and amortization	(583)	(298)	(654)
Impairment of goodwill	—	(655)	(8,083)
Other operating expenses	(1,491)	(961)	(1,826)
Income/(loss) from operations of discontinued operations	(539)	1,455	(6,181)
Income tax benefit (expense)	209	(572)	6,071
(Loss) from disposition net of tax benefit	(698)	—	—
Income/(loss) from discontinued operations	$(1,028)	$883	$(110)

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

The Company upgraded its distribution network during 2004 and, as a result, removed certain older network assets from service. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), at December 31, 2004, the Company recorded an impairment charge of $1.0 million related to these assets. The fair value of the assets removed from service was determined to be zero.

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

Goodwill totaled $65.5 million at December 31, 2006 and $43.4 million at December 31, 2005. The changes in the carrying value of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Digital Distribution	SourceEcreative	Total
Balance at December 31, 2004	$32,569	$—	$32,569
Finalization of SourceEcreative acquisition	—	1,998	1,998
Goodwill created by acquisition of MDX	8,830	—	8,830
Balance at December 31, 2005	41,399	1,998	43,397
Finalization of MDX acquisition	110	—	110
Goodwill created by acquisition of FastChannel	22,038	—	22,038
Balance at December 31, 2006	$63,547	$1,998	$65,545

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets as of December 31, 2006, and December 31, 2005 are as follows (in thousands):

	Amortization Period	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2006
Customer relationships	10 years	$21,902	$(2,596)	$19,306
Brand name	20 years	13,304	(2,907)	10,397
On-line resource and database	3 years	724	(560)	164
Software development costs	3-5 years	8,392	(3,147)	5,245
Total Intangible Assets		44,322	(9,210)	35,112
Other assets		654	—	654
Total Intangible and Other Assets		$44,976	$(9,210)	$35,766
December 31, 2005
Customer relationships	10 years	$7,393	$(979)	$6,414
Brand name	20 years	8,954	(2,351)	6,603
On-line resource and database	3 years	724	(315)	409
Software development costs	3-5 years	6,450	(1,993)	4,457
Other licenses	9 years	359	—	359
Total Intangible Assets		23,880	(5,638)	18,242
Other assets		815	—	815
Total Intangible and Other Assets		$24,695	$(5,638)	$19,057

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

On May 31, 2006, the Company entered into an Amended and Restated Credit Agreement with Wachovia Bank, N.A. The facility, as amended, provides for maximum indebtedness of $35.0 million made up of a term loan for $20.0 million, and a revolving line of credit for $15.0 million, of which none is drawn as of December 31, 2006. Borrowings under the facility will continue to bear interest at various rates, over the applicable base rate or over LIBOR. The facility, as amended, is not subject to any borrowing base, contains customary debt to EBITDA leverage tests and minimum EBITDA tests, contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, provides for customary events of default, is guaranteed by all of the Company’s subsidiaries, including FastChannel, and is secured by substantially all of the assets of the Company and its subsidiaries, including FastChannel, but other than the stock and assets of its subsidiary that owns the assets acquired from MDX. Dividends are permissible after December 31, 2006, provided that (i) no default or event of default exists or would result therefrom, and (ii) the Consolidated Fixed Charge Coverage Ratio on a pro forma basis is greater than or equal to 1.20 to 1.00. Based upon the Consolidated Fixed Charge Coverage Ratio at December 31, 2006, the Company was eligible to pay cash dividends after December 31, 2006 of approximately $8.5 million.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the loan interest rate was approximately 7.4%. The Company pays quarterly a nominal commitment fee for the unused portion of the revolving line of credit. The Company is currently in compliance with its covenants as of December 31, 2006.

The aggregate amounts of principal payments due in each of the succeeding five years, beginning with 2007 will be $4.2 million, $3.7 million, $4.4 million, $5.0 million, and $2.6 million.

10.   Income Taxes:

The components of income from continuing operations before income taxes were:

	2006	2005	2004
United States	$2,040	$(2,741)	$5,042
Outside United States	717	—	—
Total	$2,757	$(2,741)	$5,042

Components of deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred Tax Assets
Federal and State net operating loss carryforwards	$32,006	$21,983
Current temporary differences
Allowance for doubtful accounts	424	216
Unearned revenue	427	180
Accrued liabilities not yet deductible	1,108	121
Other	331	312
	2,290	829
Impairment of Verance investment	1,845	—
Tax credit carryforwards	511	236
Basis differences in deductible purchased intangibles	463	—
Basis differences of fixed assets	145	—
Other	335	58
	3,299	294
Total gross deferred tax assets	37,595	23,106
Less valuation allowance	(13,141)	—
Net deferred tax assets after valuation allowance	24,454	23,106
Deferred Tax Liabilities
Purchased intangibles with no tax basis	(9,332)	(2,602)
Basis differences of fixed assets	—	(1,102)
Deductible goodwill	(722)	(343)
Other	(1,866)	(859)
	(11,920)	(4,906)
Net deferred tax assets	$12,534	$18,200

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current:
US Federal	$92	$18	$138
State	197	11	85
Foreign	82
	371	29	223
Deferred:
US Federal	1,063	(697)	1,335
State	68	(100)	170
	1,131	(797)	1,505
Valuation allowance	876	—	—
	$2,378	$(768)	$1,728

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12.   Stockholders’ Equity:

On May 30, 2006 the Company’s common stock was reverse split on a 1-for-10 basis. All references to share and per share data in these consolidated financial statements have been adjusted to reflect the reverse stock split.

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

	2006		2005		2004
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	708	$11.56	738	$23.00	738	$23.00
Canceled	(47)	$33.45	(30)	$14.40	—	$—
Outstanding at end of the year	661	$10.00	708	$11.56	738	$23.00

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Compensation costs related to options issued, but not yet vested, and therefore not yet recognized, is $1.1 million, which will be recognized over the weighted-average remaining vesting period of 3.5 years.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 2, 2006, a subsidiary of the Company initiated an arbitration proceeding against Pathfire, Inc. Our subsidiary seeks unspecified damages suffered due to Pathfire’s alleged breach and wrongful termination of a Technology License and Services Agreement (the “Pathfire Agreement”)

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between Pathfire and Media DVX, Inc., which agreement was acquired by our subsidiary in April 2005. Pathfire has asserted a breach of contract counterclaim against our subsidiary and seeks damages in the approximate amount of $0.4 million. The Company has maintained its liability of $0.9 million, as of December 31, 2006, representing all amounts due under the Pathfire Agreement, as the Company is seeking to enforce the Pathfire Agreement. A hearing is scheduled for May 2007, at which the arbitrator is expected to decide whether Pathfire is liable for breaching an exclusivity and non-competition clause in the agreement. Discovery is in progress.

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

A reconciliation of net income (loss) per basic and diluted share for the three years ended December 31, 2006 follows (in thousands, except per share amounts):

	December 31,
	2006	2005	2004
Basic:
Net income (loss) from continuing operations	$379	$(1,973)	$3,314
Net income (loss) from discontinued operations	(1,028)	883	(110)
Net income (loss)	$(649)	$(1,090)	$3,204
Weighted average shares outstanding	10,568	7,378	7,277
Basic net income (loss) from continuing operations per common share	$0.04	$(0.27)	$.46
Basic net income (loss) from discontinued operations per common share	(0.10)	0.12	(0.02)
Basic net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Diluted:
Weighted average shares outstanding	10,568	7,378	7,277
Add: Net effect of potentially dilutive shares	—	—	53
Total shares	10,568	7,378	7,330
Diluted net income (loss) from continuing operations per common share	$0.04	$(0.27)	$0.46
Diluted net income (loss) from discontinued operations per common share	(0.10)	0.12	(0.02)
Diluted net income (loss) per common share	$(0.06)	$(0.15)	$0.44
Antidilutive securities not included:
Options and warrants	1,176	1,226	1,124

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2006	June 30, 2006(1)	September 30, 2006(2)	December 31, 2006
Revenues	$13,034	$15,124	$18,769	$21,740
Gross profit	6,312	7,578	9,394	12,061
Net income (loss) from continuing operations	632	1,060	(4,426)	3,113
Net income (loss) from discontinued operations	118	32	(54)	(1,124)
Net income (loss)	$750	$1,092	$(4,480)	$1,989
Basic earnings (loss) per share from continuing operations	$0.08	$0.12	$(0.35)	$0.24
Basic earnings (loss) per share from discontinued operations	0.02	0.00	(0.00)	(0.09)
Basic earnings (loss) per share	$0.10	$0.12	$(0.35)	$0.15
Diluted earnings (loss) per share from continuing operations	$0.08	$0.12	$(0.35)	$0.24
Diluted earnings (loss) per share from discontinued operations	0.02	0.00	(0.00)	(0.09)
Diluted earnings (loss) per share	$0.10	$0.12	$(0.35)	$0.15

	Quarter Ended
	March 31, 2005	June 30, 2005(3)	September 30, 2005	December 31, 2005(4)
Revenues	$13,638	$13,555	$11,591	$13,040
Gross profit	5,611	5,018	3,648	5,363
Net income (loss) from continuing operations	471	(577)	(1,059)	(808)
Net income (loss) from discontinued operations	652	227	218	(214)
Net income (loss)	$1,125	$(350)	$(841)	$(1,024)
Basic earnings (loss) per share from continuing operations	$0.06	$(0.08)	$(0.14)	$(0.11)
Basic earnings (loss) per share from discontinued operations	$0.09	$0.03	$0.03	$(0.03)
Basic earnings (loss) per share	$0.15	$(0.05)	$(0.11)	$(0.14)
Diluted earnings (loss) per share from continuing operations	$0.06	$(0.08)	$(0.14)	$(0.11)
Diluted earnings (loss) per share from discontinued operations	$0.09	$0.03	$0.03	$(0.03)
Diluted earnings (loss) per share	$0.15	$(0.05)	$(0.11)	$(0.14)

(1)   On May 31, 2006, the Company acquired FastChannel in tax-free stock transaction. Accordingly, FastChannel has been included in the Company’s consolidated results of operations from the date of acquisition.

(2)   In September 2006, the Company determined that its investment in Verance was impaired. Accordingly, the Company wrote-down the value of its $4.8 million investment to zero and recorded additional amortization expense of $.3 million to fully amortize the value of a license agreement it had with Verance.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   On April 15, 2005, the Company acquired the assets and operations of MDX. Accordingly, MDX has been included in the Company’s consolidated results of operations from the date of acquisition.

(4)   In December 2005, the Company wrote off approximately $.9 million of deferred loan fees in connection with a debt covenant violation at December 31, 2005.

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

	Year ended December 31, 2006
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$64,911	$3,756	$68,667
Depreciation and amortization expense	8,162	401	8,563
Operating income	8,624	1,677	10,301
Total assets	$171,091 (a)	$4,492	$175,583

	Year ended December 31, 2005
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$49,971	$1,853	$51,824
Depreciation and amortization expense	5,954	394	6,348
Operating income (loss)	(37)	286	249
Total assets	$110,643 (a)	$3,690	$114,333

	Year ended December 31, 2004
	Audio and Video
	Content Distribution	SourceEcreative	Consolidated Totals
Revenues	$52,970	$600	$53,570
Depreciation and amortization expense	5,019	124	5,143
Operating income (loss)	6,245	81	6,326
Total assets	$102,694 (a)	$4,533	$107,227

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

19.   Related Party Transaction

In connection with the Company’s acquisition of MDX, a $6.5 million promissory note was issued to the seller of Media DVX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation of $5.0 million through a combination of issuing common stock valued of $3.0 million and cash of $2.0 million. We issued 259,177 shares valued at $11.58 per share, the closing price of our stock on November 30, 2006, the date the promissory note was retired. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company’s Chief Executive Officer and Chairman of the Board. Mr. Ginsburg’s personal guarantee of the Company’s debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company determined that the improved interest rate obtained as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee.

20.   Subsequent Event

On March 1, 2007, the Company completed its sale of Corporate Computer Systems, Inc. and proceeds of $425,000 were received in cash. Note 4 describes how this subsidiary is reflected in these financial statements as discontinued operations.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations(1)	Acquired	Write-offs	Balance at End of Period
Allowance for Doubful Accounts
Year Ended:
December 31, 2004	$507	262	157	(504)	$422
December 31, 2005	$422	343	—	(274)	$491
December 31, 2006	$491	789	199	(433)	$1,046

(1)          Excludes amounts charged to discontinued operations of $17, ($13), and, $13, in 2006, 2005, and 2004, respectively.

S-1

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of registrant.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of registrant.
3.3(b)	Certificate of Amendment to the Certificate of Incorporation of registrant
3.4(a)	Bylaws of registrant, as amended to date.
4.1(c)	Form of Common Stock Certificate.
10.1(c)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*
10.2(c)	Form of Directors’ and Officers’ Indemnification Agreement.
10.3(c)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*
10.4(c)	Form of Restricted Stock Agreement.*
10.5(d)	Content Delivery Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.6(d)	Equipment Reseller Agreement between the Company and Hughes Network Systems, Inc., dated November 28, 1995.
10.7(f)	Special Customer Agreement between the Company and MCI Telecommunications Corporation, dated May 5, 1997.
10.8(g)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.
10.9(g)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders
10.10(g)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.
10.11(h)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.12(h)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.
10.13(h)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott Ginsburg.
10.14(h)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.
10.15(h)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg
10.16(i)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.
10.17(i)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.
10.18(j)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.
10.19(k)	Employment Agreement, dated December 10, 2003, between Digital Generation Systems, Inc. and Omar Choucair, Chief Financial Officer.*

10.20(l)	Amendment to Employment Agreement between Digital Generation Systems and Omar Choucair dated March 24, 2005.*
10.21(m)	First Amended and Restated Agreement and Plan of Merger by and among Digital Generation Systems, Inc., DG Acquisition Corp. IV and FastChannel Network, Inc. Dated as of January 13, 2006.
10.22(m)	Credit Agreement dated as of February 10, 2006 by and among Digital Generation Systems, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender.
10.23(m)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Scott K. Ginsburg.*
10.24(m)	Amendment No. 2 to Warrant No. 1 by and among Registrant and Scott K. Ginsburg.*
10.25(m)	Amendment No. 2 to Warrant No. 2 by and among Registrant and Scott K. Ginsburg.*
10.26(m)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Omar A. Choucair.*
10.27(m)	Amendment No. 2 to Warrant by and among Registrant and Omar A. Choucair.*
10.28(n)	Employment Agreement, dated June 22, 2006, between the Company and Scott K. Ginsburg*
10.29(n)	Amended and Restated Employment Agreement, dated June 22, 2006, between the Company and Omar A. Choucair*
10.30(o)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan*
10.31(o)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan*
10.32(p)	Amended and Restated Credit Agreement dated as of May 31, 2006 by and among DG FastChannel, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender
10.33(q)	Debt Settlement and Exchange Agreement dated November 20, 2006 by and among DG FastChannel, Inc., DG Systems Acquisition III Corporation and MDVX, Inc.
10.34(r)	Underwriting Agreement, dated December 14, 2006 by and among DG FastChannel, Inc., a selling stockholder and Oppenheimer & Co., Inc., as representative of the several underwriters named therein.
10.35(s)	Securities Purchase Agreement dated December 22, 2006, between DG FastChannel, Inc. and Midwood Capital Management, LLC, Midwood Capital Partners, L.P., and Midwood Capital Partners QP, L.P.
10.36(t)	Employment Agreement by and between Digital Generation Systems, Inc., and Pamela Maythenyi entered into as of the 31st day of August 2004.
10.37(t)

Amended and Restated Employment Agreement by and between Digital Generation Systems, Inc., and Neil Nguyen, entered into as of the 30th day of August 2006, but effective as of the 1st day of July 2006.

21.1(u)	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm
24.1(v)	Power of Attorney
31.1**	Rule 13a-14(a)/15d-14(a) Certifications
31.2**	Rule 13a-14(a)/15d-14(a) Certifications
32.1**	Section 1350 Certifications

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

(r)            Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed December 19, 2006

(s)            Incorporated by reference to the exhibit bearing the same title filed with registrant’s Current Report on Form 8-K filed December 28, 2006

(t)             Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K/A filed April 27, 2007.

(u)          Incorporated by reference to the exhibit bearing the same title filed with registrant’s Annual Report on Form 10-K filed April 2, 2007

(v)           Previously filed on signature page to registrant’s Annual Report on Form 10-K filed April 2, 2007

*                    Management contract or compensatory plan or arrangement.

**             Filed herewith.