Form 10-Q/A
period 2007-06-30
DG FastChannel, Inc
filed 2008-02-26
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the United States Securities and Exchange Commission on November 28, 2007, and our Registration Statement on Form S-3/A filed on January 4, 2008, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited and restated) and December 31, 2006	4
	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 (restated) and June 30, 2006	5
	Unaudited and Restated Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended June 30, 2007 (restated) and three months ended March 31, 2007	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (restated) and June 30, 2006	7
	Notes to Unaudited and Restated Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24

Special Note

In May 2007, DG FastChannel purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction costs). The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115 , “Accounting for Certain Investments in Debt and Equity Securities”, and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarter ended June 30, 2007.

On February 14, 2008, the Company determined the warrant component should have been classified as a derivative in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires changes in value attributable to the warrant to be recorded on the statement of operations each quarter.

Consequently, the Company has restated its second quarter 2007 Form 10-Q for the period ended June 30, 2007 to properly reflect fair value changes related to the warrants in the statement of operations, rather than other comprehensive income. The effect on the statement of operations is to increase net income from continuing operations and net income by $1.0 million for the three and six months ended June 30, 2007.

For additional discussion on the error identified and the adjustments made as a result of the restatement, see Note 2 of Notes to Unaudited and Restated Condensed Consolidated Financial Statements in “Part I – Item 1 – Financial Statements.”

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2007	December 31, 2006
	As Restated
	(unaudited)
Assets
Cash and cash equivalents	$8,255	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,314 in 2007 and $1,046 in 2006)	19,290	15,433
Current deferred income taxes	2,129	2,290
Prepaid expenses	1,684	547
Restricted cash	175	—
Other current assets	78	264
Current assets held for sale from discontinued operations	42	711
Total current assets	31,653	43,719
Property and equipment (net of accumulated depreciation of $17,127 in 2007 and $20,163 in 2006)	15,759	12,829
Long-term investments	24,637	5,180
Goodwill	84,334	65,545
Deferred income taxes, net	—	10,244
Intangible assets (net of accumulated amortization of $11,574 in 2007 and $9,210 in 2006)	46,300	35,112
Restricted cash	150	425
Other noncurrent assets	764	654
Noncurrent assets held for sale from discontinued operations	1,755	1,875
TOTAL ASSETS	$205,352	$175,583

Liabilities and Stockholders’ Equity
Accounts payable	$3,611	$4,112
Accrued liabilities (includes amounts owed to related party of $0 in 2007 and $332 in 2006—see Note 10)	6,102	8,500
Current deferred revenue	2,831	1,100
Current portion of long-term debt	450	4,190
Obligations of discontinued operations	105	145
Total current liabilities	13,099	18,047
Deferred revenue, net of current portion	922	—
Long-term debt, net of current portion	32,700	15,650
Deferred income taxes, net	3,090	—
TOTAL LIABILITIES	49,811	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 15,935 issued and 15,879 outstanding at June 30, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	16	16
Additional paid-in capital	334,424	333,821
Accumulated deficit	(185,367)	(191,358)
Other comprehensive income	7,321	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	155,541	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,352	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	As Restated		As Restated
Revenues:
Audio and video content distribution	$20,224	$14,392	$38,843	$26,907
Other	1,465	732	2,740	1,251
Total revenues	21,689	15,124	41,583	28,158
Cost of revenues:
Audio and video content distribution	8,609	7,445	17,313	14,060
Other	139	94	304	200
Total cost of revenues	8,748	7,539	17,617	14,260
Operating expenses:
Sales and marketing	1,686	1,055	3,048	1,908
Research and development	580	179	1,057	472
General and administrative	3,291	2,262	5,875	4,309
Depreciation and amortization	2,468	1,757	5,013	3,296
Total operating expenses	8,025	5,253	14,993	9,985
Income from operations	4,916	2,332	8,973	3,913
Other (income) expense:
Unrealized gain on warrant	(1,689)	—	(1,689)	—
Interest income and other (income) expense, net	(179)	—	(375)	—
Interest expense	457	623	827	1,133
Income before taxes from continuing operations	6,327	1,709	10,210	2,780
Provision for income taxes	2,531	649	4,082	1,055
Net income from continuing operations	3,796	1,060	6,128	1,725
Discontinued operations:
Income (loss) from operations of discontinued operations	(86)	52	(328)	191
Income tax benefit (expense)	33	(20)	127	(74)
Gain on disposal of discontinued operations, net of tax	49	—	64	—
Net income (loss) from discontinued operations	(4)	32	(137)	117
Net income	$3,792	$1,092	$5,991	$1,842

Basic net income per common share from continuing operations	$0.24	$0.12	$0.39	$0.21
Basic net income (loss) per common share from discontinued operations	—	—	(0.01)	0.01
Basic net income per common share	$0.24	$0.12	$0.38	$0.22

Diluted net income per common share from continuing operations	$0.23	$0.12	$0.38	$0.21
Diluted net income (loss) per common share from discontinued operations	—	—	(0.01)	0.01
Diluted net income per common share	$0.23	$0.12	$0.37	$0.22

Basic weighted average common shares outstanding	15,865	9,138	15,855	8,285
Diluted weighted average common shares outstanding	16,358	9,141	16,251	8,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED AND RESTATED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options	6	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	86	—	—	86
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	1	—	1
Unrealized loss on long-term investment (net of tax benefit of $4)	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	—	2,199	2,199
Total comprehensive income								2,191
Balance at March 31, 2007	15,906	$16	(56)	$(853)	$333,967	$252	$(189,159)	$144,223
Exercise of stock options, net of direct costs	18	—	—	—	193	—	—	193
Share-based compensation	—	—	—	—	79	—	—	79
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Grants of restricted shares	10	—	—	—	163	—	—	163
Comprehensive income:
Unrealized gain on long-term investment (net of tax of $4,712)	—	—	—	—	—	7,069	—	7,069
Net income	—	—	—	—	—	—	3,792	3,792
Total comprehensive income								10,861
Balance at June 30, 2007 (As Restated)	15,935	$16	(56)	$(853)	$334,424	$7,321	$(185,367)	$155,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2007	2006
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,991	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,650	2,231
Amortization of intangible and other assets	2,363	1,469
Share-based compensation	165	95
Unrealized gain on warrant	(1,689)	—
Provision for deferred income taxes	3,850	1,130
Provision for doubtful accounts	368	133
Loss on disposal of fixed assets	53	—
Gain on disposal of discontinued operations, net of tax	(64)	—
Changes in operating assets and liabilities, net of affects of acquisition:
Accounts receivable	(1,494)	(446)
Prepaid and other assets	(1,509)	(1,120)
Accounts payable and accrued liabilities	(4,716)	(4,212)
Deferred revenue	43	(736)
Net cash provided by operating activities	6,011	386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,904)	(485)
Purchase of long-term investments	(5,901)	—
Proceeds from sale of property and equipment	516	—
Proceeds from sale of discontinued operations	625	—
Acquisition, net of cash acquired	(29,264)	(182)
Net cash used in investing activities	(35,928)	(667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	437	—
Payment of debt issuance costs	(50)	(341)
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Net cash provided by financing activities	13,697	4,683
Effect of exchange rate changes on cash and cash equivalents	1	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,219)	4,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,255	$6,293

Supplemental Cash Flow Information:
Cash paid for interest	$1,200	$1,729
Cash paid for income taxes	$661	$110
Non-cash Financing Activities:
Non-cash component of purchase price to acquire a business	—	$49,048

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

2. RESTATEMENT

As previously announced, in May 2007, DG FastChannel purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction costs).  The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115 and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarter ended June 30, 2007.  The Company has since determined the warrant component should have been classified as a “derivative” in accordance with SFAS 133 which requires changes in value attributable to the warrant to be recorded on the statement of operations each quarter.  The below schedule identifies the adjustments recorded to properly reflect in the statements of operations the increase / decrease in the value of the warrants.

The nature of the restatement adjustment and the impact of the adjustment for the three-month and six-month periods ended June 30, 2007 are shown in the following table:

	Three Month Period Ended June 30, 2007				Six Month Period Ended June 30, 2007

		Adjustment	Provision			Adjustment	Provision
		for Unrealized	for			for Unrealized	for
	As	Gain on Viewpoint	income	As	As	Gain on Viewpoint	income	As
	Reported	Warrants	tax(a)	Restated	Reported	Warrants	tax(a)	Restated
	(in thousands, except per share data)					(in thousands, except per share data)

Total revenues	$21,689	$—	$—	$21,689	$41,583	$—	$—	$41,583
Total cost of revenues	8,748	—	—	8,748	17,617	—	—	17,617

Operating expenses:
Sales and marketing	1,686	—	—	1,686	3,048	—	—	3,048
Research and development	580	—	—	580	1,057	—	—	1,057
General and administrative	3,291	—	—	3,291	5,875	—	—	5,875
Depreciation and amortization	2,468	—	—	2,468	5,013	—	—	5,013
Total operating expenses	8,025	—	—	8,025	14,993	—	—	14,993

Income from operations	4,916	—	—	4,916	8,973	—	—	8,973

Other (income) expense:
Unrealized gain on warrent	—	(1,689)	—	(1,689)	—	(1,689)	—	(1,689)
Interest income and other (income) expense, net	(179)		—	(179)	(375)		—	(375)
Interest expense	457	—	—	457	827	—	—	827
Income before taxes from continuing operations	4,638	1,689	—	6,327	8,521	1,689	—	10,210
Provision (benefit) for income taxes	1,855	—	676	2,531	3,406	—	676	4,082
Net income from continuing operations	2,783	1,689	(676)	3,796	5,115	1,689	(676)	6,128
Discontinued operations:
Income (loss) from operations of discontinued operations	(86)	—	—	(86)	(328)	—	—	(328)
Income tax benefit (expense)	33	—	—	33	127	—	—	127
Gain on disposal of discontinued operations, net of tax	49	—	—	49	64	—	—	64
Net income (loss) from discontinued operations	(4)	—	—	(4)	(137)	—	—	(137)
Net income	$2,779	$1,689	$(676)	$3,792	$4,978	$1,689	$(676)	$5,991

Basic income per common share from continuing operations	$0.18			$0.24	$0.32			$0.39
Basic income (loss) per common share from discontinued operations	—			—	(0.01)			(0.01)
Basic income per common share	$0.18			$0.24	$0.31			$0.38

Diluted income per common share from continuing operations	$0.17			$0.23	$0.31			$0.38
Diluted income (loss) per common share from discontinued operations	—			—	—			(0.01)
Diluted income per common share	$0.17			$0.23	$0.31			$0.37

Basic weighted average common shares outstanding	15,865			15,865	15,855			15,855
Diluted weighted average common shares outstanding	16,358			16,358	16,251			16,251

(a)   Represents the tax impact of the adjustment.

The impact of the adjustments on the balance sheet of the Company as of June 30, 2007 was to reduce accumulated other comprehensive income by $1.0 million and reduce the accumulated deficit by $1.0 million.

There was no impact from the adjustment on the statement of cash flows of the Company for the six month period ended June 30, 2007 other than to increase net income by $1.0 million, recognize an unrealized gain on warrant of $1.7 million and increase provision for deferred income taxes by $0.7 million.

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

Viewpoint Alliance

On May 7, 2007, the Company purchased 10,750,000 shares of common stock, or about 13% of the then outstanding shares of Viewpoint Corporation (“Viewpoint”), now Enliven Marketing Technologies in a private equity placement at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Viewpoint issued the Company warrants to purchase an additional 2,687,500 shares of Viewpoint common stock at a price of $0.45 per share.  The warrants are exercisable on November 7, 2007 and expire on November 7, 2010.  As of June 30, 2007, the market value of the Company’s investment in Viewpoint was approximately $14.3 million (including an approximate $2.3 million value for the warrants using the Black-Scholes valuation model). The unrealized gain related to the Viewpoint common stock of $4.9 million, net of estimated income taxes, is included in other comprehensive income.  The unrealized gain related to the Viewpoint warrants is being accounted for as a derivative in accordance with SFAS 133 and is included in other income for the periods.

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

The following pro forma information details the results from continuing operations as if the acquisitions of FastChannel and Pathfire had occurred at the beginning of the respective periods (in thousands).  A table of actual amounts is provided for reference:

	As Reported				Proforma
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	As Restated		As Restated		As Restated		As Restated
Revenue	$21,689	$15,124	$41,583	$28,158	$24,543	$22,550	$48,704	$44,466
Income from operations	$4,916	$2,332	$8,973	$3,913	$5,726	$1,286	$10,651	$1,276
Net income (loss) from continuing operations	$3,796	$1,060	$6,128	$1,725	$2,855	$(2,163)	$4,428	$(4,997)
Basic net income (loss) from continuing operations per share of common stock	$0.24	$0.12	$0.39	$0.21	$0.18	$(0.17)	$0.28	$(0.40)
Diluted net income (loss) from continuing operations per share of common stock	$0.23	$0.12	$0.38	$0.21	$0.17	$(0.17)	$0.27	$(0.40)

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

For the three and six months ended June 30, 2007 and 2006, the Company’s effective tax rate was 40% and 38%, respectively.  Income tax expense for the three and six months ended June 30, 2007 increased $1.9 million or 290%, and $3.0 million or 287%, respectively, as a result of the increase in income before taxes.

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

Earnings per share data for the three and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	As Restated		As Restated
Basic:
Net income from continuing operations	$3,796	$1,060	$6,128	$1,725
Net income (loss) from discontinued operations	$(4)	$32	$(137)	$117
Net income	$3,792	$1,092	$5,991	$1,842
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285

Basic net income from continuing operations per common share	$0.24	$0.12	$0.39	$0.21
Basic net income (loss) from discontinued operations per common share	$—	$—	$(0.01)	$0.01
Basic net income per common share	$0.24	$0.12	$0.38	$0.22

Diluted:
Weighted average shares outstanding — Basic	15,865	9,138	15,855	8,285
Add: Net effect of potentially dilutive shares	493	3	396	1
Weighted average shares outstanding — Diluted	16,358	9,141	16,251	8,286

Diluted net income from continuing operations per common share	$0.23	$0.12	$0.38	$0.21
Diluted net income (loss) from discontinued operations per common share	$—	$—	$(0.01)	$0.01
Diluted net income per common share	$0.23	$0.12	$0.37	$0.22

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

	Three Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$20,373		$1,316	$21,689
Depreciation and amortization	2,361		107	2,468
Income from operations	4,407		509	4,916
Total assets	200,197	(a)	$5,155	$205,352

	Three Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$14,392		$732	$15,124
Depreciation and amortization	1,657		100	1,757
Income from operations	2,052		280	2,332
Total assets	$149,212	(a)	$4,170	$153,382

	Six Months Ended June 30, 2007
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$38,993		$2,590	$41,583
Depreciation and amortization	4,798		215	5,013
Income from operations	7,972		1,001	8,973
Total assets	$200,197	(a)	$5,155	$205,352

	Six Months Ended June 30, 2006
	Audio and Video Content Distribution		SourceEcreative	Consolidated
Revenues	$26,907		$1,251	$28,158
Depreciation and amortization	3,096		200	3,296
Income from operations	3,530		383	3,913
Total assets	$149,212	(a)	$4,170	$153,382

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

Unrealized Gain on Warrant. For the three and six months ended June 30, 2007, unrealized gain on warrant increased $1.7 million. The warrant was purchased in May 2007, in connection with the purchase of Viewpoint common stock, and accordingly, no unrealized gain was recognized in the corresponding periods of the prior year.

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

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flow (in thousands):

	For the Six Months Ended June 30,
	2007	2006
	As Restated
Operating activities:
Net income	$5,991	$1,842
Depreciation and amortization	5,013	3,700
Provision for deferred income taxes and other	2,683	1,358
Changes in operating assets and liabilities	(7,676)	(6,514)
Total	6,011	386

Investing activities:
Purchase of property and equipment	(1,904)	(485)
Purchase of investments and other	(4,760)	—
Acquisitions, net of cash acquired	(29,264)	(182)
Total	(35,928)	(667)

Financing activities:
Proceeds from issuance of debt	15,000	52,000
Repayment of debt	(1,690)	(46,976)
Other	387	(341)
Total	13,697	4,683
Effect of Exchange Rate Changes on cash and cash equivialents	1	5
Net increase (decrease) in cash and cash equivalents	$(16,219)	$4,407

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

For the six months ended June 30, 2007, the Company generated $6.0 million from operating activities.  This cash was used to purchase certain property and equipment and to make a $4.5 million equity investment in Viewpoint Corporation (including costs), a leading Internet marketing technology and ad services company.  The Company also acquired Pathfire, Inc., a distributor of third-party news and syndicated programming, for $29.3 million (net of cash acquired) in cash.  The purchase was financed from cash on hand and borrowings under our revolving credit facility.

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

On February 14, 2008, the Audit Committee of the Company’s Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2007 should not be relied upon because of errors in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management after discovery and analysis of those errors and after advising Ernst & Young LLP (“Ernst & Young”), the Company’s newly appointed independent registered public accounting firm, who first identified the error.

In May 2007, DG FastChannel purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction cost). The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115 and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarters ended June 30, 2007.

On February 14, 2008, the Company determined the warrant component should have been classified as a derivative in accordance with SFAS 133 which requires changes in value attributable to the warrant to be recorded on the statement of operations.

Consequently, the Company has restated its second quarter 2007 Form 10-Q for the periods ended June 30, 2007 to properly reflect in the statements of operations for the increase in the value of the warrants, which increases net income from continuing operations and net income by $1.0 million for the three and six months ended June 30, 2007.

In connection with the preparation of our financial statements for the three months ended June 30, 2007 management believes the error described above was the result of a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to accounting for derivative instruments. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for derivative instruments to ensure that the transaction was accounted for in  accordance with generally accepted accounting principles.  This control deficiency required us to restate our financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Plans for Remediation

To remediate the material weakness described above and enhance our internal control over financial reporting, we will:

•                  require members of our corporate accounting staff to receive training specifically on accounting for derivatives on an ongoing basis;

•                  add specific procedures to our quarterly closing checklist to address and assist us in identifying derivative instruments;

•      require our accounting staff to consult with external accounting advisors who are thoroughly familiar with the accounting for derivative instruments whenever the Company is considering entering into, or already has entered into, a transaction that might possibly be accounted for as a derivative instrument.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 and in our Registration Statement on Form S-3/A filed on January 4, 2008 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q/A.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: February 26, 2008	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair Chief Financial Officer (Principal Financial and Accounting Officer)