Form 10-Q/A
period 2007-09-30
DG FastChannel, Inc
filed 2008-02-26
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the United States Securities and Exchange Commission on November 28, 2007, and our Registration Statement on Form S-3/A filed on January 4, 2008 as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

Special Note

In May 2007, DG FastChannel, Inc. purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction costs). The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarters ended June 30, 2007 and September 30, 2007.

On February 14, 2008, the Company determined the warrant component should have been classified as a derivative in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires changes in value attributable to the warrant to be recorded on the statement of operations each quarter.

Consequently, the Company has restated its third quarter 2007 Form 10-Q for the period ended September 30, 2007 to properly reflect fair value changes related to the warrants in the statements of operations, rather than other comprehensive income. The effect on the statement of operations is to increase net income from continuing operations and net income by $0.4 million for the nine months ended September 30, 2007.

For additional discussion on the error identified and the adjustments made as a result of the restatement, see Note 2 of Notes to Unaudited and Restated Condensed Consolidated Financial Statements in “Part I – Item 1 – Financial Statements.”

PART I.      FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30, 2007	December 31, 2006
	As Restated (unaudited)
Assets
Cash and cash equivalents	$17,865	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,606 in 2007 and $1,046 in 2006)	23,363	15,433
Current deferred income taxes	2,290	2,290
Prepaid expenses	1,049	547
Restricted cash	225	—
Other current assets	801	264
Current assets held for sale from discontinued operations	—	711
Total current assets	45,593	43,719
Property and equipment (net of accumulated depreciation of $18,161 in 2007 and $20,163 in 2006)	15,708	12,829
Long-term investments	9,131	5,180
Goodwill	123,149	65,545
Deferred income taxes, net	—	10,244
Intangible assets (net of accumulated amortization of $13,607 in 2007 and $9,210 in 2006)	65,930	35,112
Restricted cash	100	425
Other noncurrent assets	2,038	654
Noncurrent assets held for sale from discontinued operations	—	1,875
TOTAL ASSETS	$261,649	$175,583

Liabilities and Stockholders’ Equity
Accounts payable	$3,260	$4,112
Accrued liabilities	9,019	8,500
Current deferred revenue	2,103	1,100
Current portion of long-term debt	450	4,190
Obligations of discontinued operations	—	145
Total current liabilities	14,832	18,047
Deferred revenue, net of current portion	1,119	—
Long-term debt, net of current portion	53,438	15,650
Deferred income taxes, net	6,085	—
TOTAL LIABILITIES	75,474	33,697

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized—200,000 shares; 17,936 issued and 17,880 outstanding at September 30, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	18	16
Additional capital	368,478	333,821
Accumulated deficit	(183,897)	(191,358)
Accumulated other comprehensive income	2,429	260
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	186,175	141,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,649	$175,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	As Restated		As Restated
Revenues:
Audio and video content distribution	$23,778	$17,507	$62,770	$44,415
Other	1,359	1,262	3,949	2,513
Total revenues	25,137	18,769	66,719	46,928
Cost of revenues:
Audio and video content distribution	11,084	9,280	28,397	23,341
Other	106	102	410	302
Total cost of revenues	11,190	9,382	28,807	23,643
Operating expenses:
Sales and marketing	1,988	1,165	5,036	3,072
Research and development	902	792	1,958	1,265
General and administrative	3,285	2,879	9,160	7,188
Depreciation and amortization	4,059	3,107	9,072	6,403
Total operating expenses	10,234	7,943	25,226	17,928
Income from operations	3,713	1,444	12,686	5,357
Other (income) expense:
Unrealized (gain) loss on warrant	1,014	—	(675)	—
Reduction in fair value of long-term investments	—	4,758	—	4,758
Interest income and other (income) expense, net	(177)	—	(553)	—
Interest expense	1,109	762	1,936	1,894
Income (loss) before taxes from continuing operations	1,767	(4,076)	11,978	(1,295)
Provision for income taxes	714	384	4,797	1,440
Income (loss) from continuing operations	1,053	(4,460)	7,181	(2,735)
Discontinued operations:
Income (loss) from operations of discontinued operations	6	(33)	(322)	158
Income tax benefit (expense)	(2)	13	125	(61)
Gain on disposal of discontinued operations, net of tax	413	—	477	—
Income (loss) from discontinued operations	417	(20)	280	97
Net income (loss)	$1,470	$(4,480)	$7,461	$(2,638)

Basic income (loss) per common share from continuing operations	$0.06	$(0.35)	$0.44	$(0.28)
Basic income per common share from discontinued operations	0.03	—	0.02	0.01
Basic income (loss) per common share	$0.09	$(0.35)	$0.46	$(0.27)

Diluted income (loss) per common share from continuing operations	$0.06	$(0.35)	$0.43	$(0.28)
Diluted income per common share from discontinued operations	0.02	—	0.02	0.01
Diluted income (loss) per common share	$0.08	$(0.35)	$0.45	$(0.27)

Basic weighted average common shares outstanding	16,923	12,628	16,214	9,749
Diluted weighted average common shares outstanding	17,433	12,628	16,660	9,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED AND RESTATED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Exercise of stock options	25	—	—	—	266	—	—	266
Share-based compensation	10	—	—	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Issuance of common stock to acquire Point.360	2,000	2	—	—	34,054	—	—	34,056
Comprehensive income:

Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on long-term investment in Viewpoint (net of tax of $1,622)	—	—	—	—	—	2,433	—	2,433
Reverse unrealized gain on long-term investment in Point.360 upon acquisition (net of tax benefit of $166)	—	—	—	—	—	(262)	—	(262)
Net income							7,461	7,461
Total comprehensive income								9,630
Balance at September 30, 2007 (As Restated)	17,936	$18	(56)	$(853)	$368,478	$2,429	$(183,897)	$186,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,461	$(2,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,994	4,127
Amortization of intangible and other assets	4,078	2,799
Unrealized gain on warrant	(675)	—
Share-based compensation	315	172
Provision for deferred income taxes	3,789	1,412
Provision for doubtful accounts	471	350
Reduction in fair value of investment	—	4,758
Loss on disposal of property and equipment	53	—
Gain on disposal of discontinued operations, net of tax	(477)	—
Changes in operating assets and liabilities, net of affects of acquisitions:
Accounts receivable	(1,560)	(726)
Prepaid and other assets	(1,807)	(1,343)
Accounts payable and accrued liabilities	(3,585)	(4,785)
Deferred revenue	(488)	(623)
Net cash provided by operating activities	12,569	3,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,786)	(1,113)
Purchase of long-term investments	(4,400)	—
Proceeds from sale of property and equipment	516	—
Proceeds from sale of discontinued operations	3,125	—
Acquisitions, net of cash acquired	(48,768)	(182)
Net cash used in investing activities	(52,313)	(1,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	288	—
Payment of debt issuance costs	(1,198)	(341)
Proceeds from issuance of debt	69,000	51,850
Repayment of debt	(34,952)	(47,551)
Net cash provided by financing activities	33,138	3,958
Effect of exchange rate changes on cash and cash equivalents	(3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,609)	6,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,474	1,886
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,865	$8,052

Supplemental Cash Flow Information:
Cash paid for interest	$2,039	$2,007
Cash paid for income taxes	$1,441	$128
Non-cash Financing Activities:
Non-cash component of purchase price to acquire a business	$34,056	$27,697

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

2. RESTATEMENT

As previously announced, in May 2007, DG FastChannel purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction costs).  The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115 and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarters ended June 30, 2007 and September 30, 2007.  The Company has since determined the warrant component should have been classified as a “derivative” in accordance with SFAS 133 which requires changes in value attributable to the warrant to be recorded on the statement of operations each quarter.  The below schedule identifies the adjustments recorded to properly reflect fair value changes related to the warrants in the statements of operations rather than other comprehensive income.

The nature of the restatement adjustment and the impact of the adjustment for the three-month and nine-month periods ended Septemeber 30, 2007 are shown in the following table:

	Three Month Period Ended September 30, 2007				Nine Month Period Ended September 30, 2007
		Adjustment	Provision			Adjustment	Provision
		for Unrealized	for			for Unrealized	for
	As	Loss on Viewpoint	income	As	As	Gain on Viewpoint	income	As
	Reported	Warrants	tax(a)	Restated	Reported	Warrants	tax(a)	Restated
	(in thousands, except per share data)				(in thousands, except per share data)

Total revenues	$25,137	$—	$—	$25,137	$66,719	$—	$—	$66,719
Total cost of revenues	11,190	—	—	11,190	28,807	—	—	28,807

Operating expenses:
Sales and marketing	1,988	—	—	1,988	5,036	—	—	5,036
Research and development	902	—	—	902	1,958	—	—	1,958
General and administrative	3,285	—	—	3,285	9,160	—	—	9,160
Depreciation and amortization	4,059	—	—	4,059	9,072	—	—	9,072
Total operating expenses	10,234	0	0	10,234	25,226	0	0	25,226

Income from operations	3,713	—	—	3,713	12,686	—	—	12,686

Other (income) expense:
Unrealized (gain) loss on warrant	—	1,014	—	1,014	—	(675)	—	(675)
Interest income and other (income) expense, net	(177)		—	(177)	(553)		—	(553)
Interest expense	1,109	—	—	1,109	1,936	—	—	1,936
Income before taxes from continuing operations	2,781	(1,014)	—	1,767	11,303	675	—	11,978
Provision (benefit) for income taxes	1,120	—	(406)	714	4,527	—	270	4,797
Income from continuing operations	1,661	(1,014)	406	1,053	6,776	675	(270)	7,181
Discontinued operations:
Income (loss) from operations of discontinued operations	6	—	—	6	(322)	—	—	(322)
Income tax benefit (expense)	(2)	—	—	(2)	125	—	—	125
Gain on disposal of discontinued operations, net of tax	413	—	—	413	477	—	—	477
Income (loss) from discontinued operations	417	—	—	417	280	—	—	280
Net income	$2,078	$(1,014)	$406	$1,470	$7,056	$675	$(270)	$7,461

Basic income per common share from continuing operations	$0.10			$0.06	$0.42			$0.44
Basic income per common share from discontinued operations	0.02			0.03	0.02			0.02
Basic income per common share	$0.12			$0.09	$0.44			$0.46

Diluted income per common share from continuing operations	$0.10			$0.06	$0.41			$0.43
Diluted income per common share from discontinued operations	0.02			0.02	0.01			0.02
Diluted income per common share	$0.12			$0.08	$0.42			$0.45

Basic weighted average common shares outstanding	16,923			16,923	16,214			16,214
Diluted weighted average common shares outstanding	17,433			17,433	16,660			16,660

(a)      Represents the tax impact of the adjustment.

The impact of the adjustments on the balance sheet of the Company as of September 30, 2007 was to reduce accumulated other comprehensive income by $0.4 million and reduce the accumulated deficit by $0.4 million.

There was no impact from the adjustment on the statement of cash flows of the Company for the nine month period ended September 30, 2007 other than to increase net income by $0.4 million, recognize an unrealized gain on warrant of $0.7 million and increase provision for deferred income taxes by $0.3 million.

3. ACQUISITIONS

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

Pro Forma Information

The following pro forma information details the results from continuing operations as if the above referenced transactions (FastChannel, Pathfire, Point.360 and GTN) had occurred at the beginning of the respective periods (in thousands, except per share data).  A table of actual amounts is provided for reference:

	As Reported				Pro Forma
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	As Restated		As Restated		As Restated		As Restated
Revenue	$25,137	$18,769	$66,719	$46,928	$27,822	$28,768	$88,161	$85,748
Income (loss) from continuing operations	$1,053	$(4,460)	$7,181	$(2,735)	$791	$(5,576)	$4,656	$(9,496)
Basic income (loss) per common share from continuing operations	$0.06	$(0.35)	$0.44	$(0.28)	$0.04	$(0.38)	$0.26	$(0.65)
Diluted income (loss) per common share from continuing operations	$0.06	$(0.35)	$0.43	$(0.28)	$0.04	$(0.38)	$0.25	$(0.65)

4. INVESTMENTS

Viewpoint

On May 7, 2007, the Company purchased 10,750,000 shares of Viewpoint Corporation (“Viewpoint”) common stock, now Enliven Marketing Technologies, or about 13% of Viewpoint’s then outstanding shares, in a private transaction directly from Viewpoint at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Viewpoint issued the Company warrants to purchase an additional 2,687,500 shares of Viewpoint common stock at a price of $0.45 per share.  The warrants became exercisable on November 7, 2007 and expire on November 7, 2010.  As of September 30, 2007, the market value of the Company’s investment in Viewpoint was approximately $9.1 million (including an approximate $1.3 million value for the warrants using the Black-Scholes valuation model). The unrealized gain related to the Viewpoint common stock of $2.4 million, net of estimated income taxes, is included in accumulated other comprehensive income. The unrealized gain related to the Viewpoint warrants is being accounted for as a derivative and, in accordance with SFAS 133, is included in other (income) expense for the periods.

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

5.   DISCONTINUED OPERATIONS

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

6. SHARE-BASED COMPENSATION

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

7. LONG-TERM DEBT

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

8. INCOME TAXES

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

For the three and nine months ended September 30, 2007 the Company’s effective tax rate was 40% for the three and nine months ended September 30, 2006 the Company’s effective tax rate was 56% and 42%, respectively, excluding the reduction in fair value of long-term investments of $4.8 million which does not have related tax benefit recorded since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes.  Income tax expense for the three and nine months ended September 30, 2007 increased $0.3 million or 186%, and $3.4 million or 233%, respectively, as a result of the increase in income before taxes.

9. EARNINGS PER SHARE

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

Earnings per share data for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	As Restated		As Restated

Income (loss) from continuing operations	$1,053	$(4,460)	$7,181	$(2,735)
Income (loss) from discontinued operations	$417	$(20)	$280	$97
Net income (loss)	$1,470	$(4,480)	$7,461	$(2,638)

Basic:
Weighted average shares outstanding — Basic	16,923	12,628	16,214	9,749

Basic income (loss) from continuing operations per common share	$0.06	$(0.35)	$0.44	$(0.28)
Basic income from discontinued operations per common share	$0.03	$—	$0.02	$0.01
Basic income (loss) per common share	$0.09	$(0.35)	$0.46	$(0.27)

Diluted:
Weighted average shares outstanding — Basic	16,923	12,628	16,214	9,749
Add: Net effect of potentially dilutive shares	510	—	446	—
Weighted average shares outstanding — Diluted	17,433	12,628	16,660	9,749

Diluted income (loss) from continuing operations per common share	$0.06	$(0.35)	$0.43	$(0.28)
Diluted income from discontinued operations per common share	$0.02	$—	$0.02	$0.01
Diluted income (loss) per common share	$0.08	$(0.35)	$0.45	$(0.27)

For the three months ended September 30, 2007, 182,806 options with a weighted average exercise price of $24.05 per share had exercise prices above the average market price of $20.34 and were excluded from the computation of diluted income per share.  For the nine months ended September 30, 2007, 188,481 options with a weighted average exercise price of $24.24 per share had exercise prices above the average market price of $18.00 and were excluded from the computation of diluted income per share.

For the three month and nine month periods ended September 30, 2006, there was a loss from continuing operations available to common stockholders.  Inclusion of any incremental shares would have been anti-dilutive and, accordingly, basic and diluted loss per share were identical.

10. SEGMENT INFORMATION

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

	Three Months Ended September 30, 2006
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

11.   RELATED PARTY TRANSACTION

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

12.   NEW ACCOUNTING PRONOUCEMENTS

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

and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-3/A filed on January 4, 2008 under the heading “Risk Factors.”

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

Unrealized Gain/Loss on Warrant.   For the three months ended September 30, 2007, the Company recognized an unrealized loss on its Viewpoint warrant of $1.0 million. The Viewpoint warrant was acquired in May 2007.

For the nine months ended September 30, 2007, the Company recognized an unrealized gain on its Viewpoint warrant of $.7 million.

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

Provision for Income Taxes.   For the three months ended September 30, 2007, the provision for income taxes was 40.4% of income before income taxes. This rate includes federal and state income taxes, plus the impact of certain nondeductible expenses. For the three months ended September 30, 2006, the Company recorded a valuation allowance on the deferred tax asset created as a result of the write-down of its investment in Verance. A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit did not meet the “more likely than not” threshold.

For the nine months ended September 30, 2007, the provision for income taxes was 40.0% of income before income taxes. For the nine months ended September 30, 2006, the provision for income taxes was 41.6% of income before income taxes, excluding the impact of the write-down of the Company’s investment in Verance. As discussed above, a valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset the capital loss when it occurs for tax purposes, and therefore, ultimate realization of the benefit did not meet the “more likely than not” threshold.

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flow (in thousands):

	For the Nine Months Ended September 30,
	2007	2006
	As Restated
Operating activities:
Net income (loss)	$7,461	$(2,638)
Depreciation and amortization	9,072	6,926
Provision for deferred income taxes and other	3,476	6,692
Changes in operating assets and liabilities	(7,440)	(7,477)
Total	12,569	3,503

Investing activities:
Purchase of property and equipment	(2,786)	(1,113)
Purchase of investments and other	(759)	—
Acquisitions, net of cash acquired	(48,768)	(182)
Total	(52,313)	(1,295)

Financing activities:
Proceeds from issuance of debt	69,000	51,850
Repayment of debt	(34,952)	(47,551)
Other	(910)	(341)
Total	33,138	3,958

Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net increase (decrease) in cash and cash equivalents	$(6,609)	$6,166

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

For the nine months ended September 30, 2007, the Company generated $12.6 million from operating activities. This cash was used to purchase certain property and equipment and to make a $4.5 million equity investment in Viewpoint Corporation (now Enliven Marketing Technologies), a leading Internet marketing technology and advertising services company. The Company also acquired (i) Pathfire, a distributor of third-party news and syndicated programming, for $29.3 million in cash (net of cash acquired), (ii) Point.360, an advertising distribution business, by issuing 2.0 million shares of its common stock, and (iii) the assets of GTN, a media services business, for $8.6 million in cash (including transaction costs and net of selling GTN’s post production assets for $3.0 million immediately following the closing). Consideration for these acquisitions originated from (i) borrowings under the Company’s credit agreement (discussed below), (ii) issuances of common stock, and (iii) cash on hand.

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

Prior to the Credit Agreement, the Company had a $35 million credit facility with Wachovia Bank, N.A. The Old Credit Facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under the Old Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined). The Old Revolver was scheduled to mature in May 2009 and the Old Term Loan was scheduled to mature in June 2011. The Old Credit Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth. The Old Credit Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default. The Old Credit Facility was guaranteed by all of the Company’s subsidiaries and was secured by substantially all of the Company’s assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX.

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

In May 2007, DG FastChannel purchased 10,750,000 Viewpoint Corporation (now Enliven Marketing Technologies) common shares and warrants to purchase an additional 2,687,500 Enliven Marketing Technologies common shares in a private equity placement for an aggregate cash amount of $4.3 million ($4.5 million including transaction costs). The Company accounted for the stock and warrants as “available for sale securities” pursuant to SFAS 115 and recorded the change in market value of its Enliven Marketing Technologies investment on its balance sheet and in other comprehensive income for the quarters ended June 30, 2007 and September 30, 2007.

On February 14, 2008, the Company determined the warrant component should have been classified as a derivative in accordance with SFAS 133 which requires changes in value attributable to the warrant to be recorded on the statement of operations.

Consequently, the Company has restated its second and third quarter 2007 Form 10-Qs for the periods ended June 30, 2007 and September 30, 2007, respectively, to properly reflect in the statements of operations the increase or decrease in the value of the warrants.

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

Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for derivative instruments to ensure that the transaction was accounted for in  accordance with generally accepted accounting principles. This control deficiency required us to restate our financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended
June 30, 2007 and September 30, 2007.

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

•       add specific procedures to our quarterly closing checklist to address and assist us in identifying derivative instrument;

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