Form 10-K
period 2007-12-31
DG FastChannel, Inc
filed 2008-03-17
CIK 934448

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $392 million as of December 31, 2007, and approximately $270 million as of June 30, 2007, the last business day of the registrant's most recently completed second quarter. Shares of Common Stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 11, 2008, the registrant had 17,916,644 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  None

DG FASTCHANNEL, INC.

        The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's other filings with the United States Securities and Exchange Commission.

DG FASTCHANNEL, INC.

PART I

ITEM 1.    BUSINESS

General

        DG FastChannel, Inc. (the "Company" or "DGF") is the leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters and other media outlets. We operate two nationwide digital networks out of our Network Operation Centers, located in Irving, Texas ("Irving NOC") and Atlanta, Georgia ("Atlanta NOC"), which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. We offer a variety of other ancillary products that serve the advertising industry.

        For the year ended December 31, 2007, we provided delivery services for 18 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to electronic delivery of video and audio advertising content. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We offer a digital alternative to dub and ship delivery of spot advertising. We generally bill our services on a per transaction basis.

        Our services include online creative research, media production and duplication, distribution, management of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery. Information regarding the Company's business segments is presented in the Consolidated Financial Statements filed herewith.

        The Company was organized in 1991 and is incorporated in Delaware. Over the past five years, the Company has completed several strategic transactions including the following:

  •
  On June 1, 2004, the Company acquired substantially all the broadcast distribution assets and certain liabilities from Applied Graphics Technologies, Inc ("AGT") for $15.0 million in cash. AGT distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  On August 31, 2004, the Company acquired substantially all the assets and certain liabilities of privately-held SourceEcreative for $3.8 million in cash. SourceEcreative offers a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The acquisition expanded the Company's media asset management services to advertising agencies.

  •
  On April 15, 2005, the Company acquired substantially all the assets and assumed certain liabilities of privately-held Media DVX, Inc. ("MDX") for $10.0 million (excluding transaction costs) consisting of (i) $1.5 million in cash, (ii) a $6.5 promissory note, and (iii) 155,039 shares of the Company's common stock valued at $2.0 million. MDX distributed advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  On May 31, 2006, the Company completed a tax-free merger transaction with privately-held FastChannel Network, Inc. ("FastChannel") whereby FastChannel became a wholly-owned subsidiary of the Company. The $28.8 million purchase price consisted of (i) approximately 5.2 million shares of the Company's common stock valued at $27.4 million, and (ii) approximately $1.4 million of transaction costs. Similar to the Company, FastChannel operated a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel expanded the Company's "footprint" (i.e., electronic network), increased our customer base, and resulted in operating synergies.

  •
  On June 4, 2007, the Company acquired privately-held Pathfire, Inc. ("Pathfire") for $29.3 million in cash (net of cash acquired). Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.

  •
  In December 2006 and early 2007, the Company acquired an approximate 16% interest in Point.360. On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that it did not already own (approximately 84%) in exchange for 2.0 million shares of its common stock. Immediately prior to the exchange, Point.360 spun off its post-production operations to its shareholders (other than the Company), such that on the closing date, Point.360 consisted solely of an advertising services operation.

  •
  On May 7, 2007, the Company purchased 10,750,000 shares of Enliven Marketing Technologies Corporation ("Enliven") common stock, formerly known as Viewpoint Corporation, or about 13% of Enliven's then outstanding shares, in a private transaction directly from Enliven at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Enliven issued the Company warrants to purchase an additional 2,687,500 shares of Enliven common stock at a price of $0.45 per share. The warrants became exercisable on November 7, 2007 and expire on November 7, 2010.

    Further, the Company entered into a strategic relationship with Enliven pursuant to a Reseller Agreement by which the Company intends to integrate its media services platform with Enliven's Unicast advertising solutions technology. This online video partnership, using Enliven's Unicast technology, enables brands and advertisers to convert their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.

  •
  On August 31, 2007, the Company acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $11.5 million in cash (including transaction costs). GTN provided media services in Detroit, Michigan and was focused on the automotive advertising market. GTN also had post production operations that the Company sold immediately following the closing of the acquisition for $3.0 million in cash.

  •
  On December 18, 2007, the Company announced that it has entered into an Asset Purchase Agreement (the "Agreement") with Level 3 Communications, LLC to acquire its Vyvx advertising services business ("Vyvx") including its distribution, post-production and related operations, for $129 million in cash, subject to certain adjustments. The consummation of the purchase is subject to customary conditions and regulatory approvals. In response to the filing of the Company's Premerger Notification and Report Form in connection with this transaction, the Department of Justice has issued to the Company a request for additional information, or a "second request." The Company is in the process of responding to this request for additional information. The Company obtained a financing commitment from BMO Capital Markets for a six-year, $145 million senior credit facility and a two-year, $65 million senior unsecured bridge loan to fund the Vyvx advertising services business transaction and to refinance the Company's existing $85 million senior credit facility.

  •
  On March 13, 2008, the Company amended and restated its $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. See Note 20 of Notes to Consolidated Financial Statements.

  •
  During the fourth quarter of fiscal 2006, our Board of Directors authorized management to begin marketing for sale certain assets of StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS"). The Company determined that these businesses were no longer consistent with our strategic business goals. The StarGuide and CCS assets were sold in 2007 for gross proceeds of $3.1 million resulting in an after tax loss of $0.2 million. As of December 31, 2007, all assets and liabilities of discontinued operations have been disposed of, or settled.

Available Information

        We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

        Spot advertising airtime is typically purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers, their agencies and media buying firms select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and demographic characteristics. The actual commercials or spots are typically produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups are also produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations, and can be delivered physically, via the traditional dub and ship method, or electronically.

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

Services

        Through our suite of innovative services, we seek to address the needs of advertisers at various stages along the value chain of advertisement creation and delivery. These include idea generation, production and duplication, content distribution, media asset management and broadcast verification products. By offering services that encompass multiple stages of content creation and delivery, we are able to simplify the workflow process for advertisers. We believe our solutions offer advertisers tools essential to the creation and strategic distribution of advertisements in a cost-effective manner. Our services address our clients' needs for efficient, accurate and reliable solutions for the development and delivery of advertising content across a wide spectrum of media, and include the following offerings:

        Advertising Distribution.    We provide primarily electronic and, to a lesser extent, physical distribution of broadcast advertising content to broadcast stations throughout the United States and Canada. Through our Irving NOC, we operate a digital network, currently connecting more than 5,000 advertisers and advertising agencies with more than 4,000 television, cable and network broadcast destinations, approximately 10,000 radio stations, and over 6,500 print publishing destinations across the United States and Canada. Our network enables the rapid, cost-effective and reliable electronic transmission of audio and video spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. Our technologically advanced digital network delivers near master quality audio or video to broadcasters, which is equal or superior to the content currently delivered on dub and ship analog tapes. Our network routes transmissions to stations through an automated online transaction and delivery system, enabling delivery in as little as one hour after an order is received.

  •
  Video.  We receive video content electronically at our Irving NOC primarily via our proprietary FTP software that is deployed in video production studios. Video content also can be received through our various regional customer service locations and collection points throughout the United States. When video spots are received, our employees quality assure the spots and release the video to the Irving NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to Company-owned servers, called DG FastChannel Spot Boxes, that we have placed in television stations and cable interconnects.

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

        Video and audio transmissions are received at designated television and radio stations on DG FastChannel Spot Boxes, Client Workstations and Digital Media Managers. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station and format for subsequent broadcast. Through our Irving NOC, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

        We offer various levels of digital video and audio distribution services from our Irving NOC to advertisers distributing content to broadcasters. These include the following: DGFC Priority, a service which guarantees arrival of the first spot on an order within one hour; DGFC Express, which guarantees arrival within four hours; DGFC Standard, which guarantees arrival by noon the next day; and DGFC Economy, which guarantees arrival by noon on the second day. We also offer a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours.

        In addition to our standard services, we have developed unique products to service customers with particular time-sensitive delivery needs, including the delivery of political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

        Long-form Programming Distribution.    The Company also delivers its digital video broadcast services through our Digital Media Gateway® ("DMG"). The DMG consists of hardware and a suite of software applications that enable content creators and distributors to ingest, digitize, transport, store and prepare digital video media assets for broadcast. The DMG incorporates a sophisticated IP multicast network of satellites and can deliver all forms of video content including news, Video News Releases ("VNR"s), syndicated programming, infomercials, and Electronic Press Kits (EPKs). Another feature of the DMG is a terrestrial-based return-path network, which automatically tracks and notifies the Atlanta NOC of transmission failures, system health problems and content usage data. When notified of a transmission failure, the system automatically resends lost data packets using the minimum bandwidth necessary to complete the transmission. The DMG also uses the terrestrial network to send notification that the complete digital video transmission has been received in the DMG server at the broadcast television station. This system is fully automated and involves only minimal intervention by station technicians and customer support staff.

        The DMG platform consists of both hardware and software applications. These applications are responsible for three main tasks: managing the flow of digital video content from its source to Pathfire-enabled digital uplinks; managing the transmission of digital video content using Pathfire's IP multicast store-and-forward software algorithms from the digital uplink system to DMG caching servers at the stations; and managing the workflows for video assets from the DMG caching servers through various station systems.

        The first group of applications, Pathfire DMG submission and associated tools, works with both analog and digital video. If post-production output is on videotape, Pathfire's software digitizes or encodes the video into the appropriate digital format and delivers it to the uplink system. If post-production output is in digital video format, the application checks the digital formatting, makes any necessary changes, extracts the video attributes as metadata and pulls the digital files into the uplink transmission system.

        The second group of applications stores the content in the uplink system, prepares it for the satellite uplink by managing the transmission scheduling based on bandwidth and Service Level Agreement (SLA) requirements and then sends the video through the satellite network to the DMG server at the receiving station. The distribution system is capable of managing transmission over the multicast satellite network and the Internet simultaneously. The distribution system repairs any lost data either by employing a packet-based FEC algorithm or by retransmitting missing data based on an intelligent retry scheme built into the multicast protocol, or a combination of both. The receiving system sends confirmation that the digital files have been received through the Internet-based return path network to the Atlanta NOC.

        The third group of applications provides asset management functionality and manages the flow of content once it is received at the station by the DMG server. These applications provide stations with metadata, which helps the stations organize and manage the video for preview and for moving high resolution content from the DMG server through the station's infrastructure to the station's on-air system. Pathfire's asset management products in the station allow content to be moved as analog video, SDI video or as a digital file. Interfaces have also been designed to deliver content and frame accurate metadata to the station's edit systems, newsroom computer systems, traffic systems, automation systems and play-to-air servers.

        The Pathfire DMG platform includes several content-specific solutions such as DMG Syndication, DMG News and DMG EPKs.

        For syndicated television shows and movies, Pathfire created Pathfire DMG Syndication. The application suite enables syndicators to deliver, track, manage and verify both standard definition and high definition programming to broadcast stations more efficiently. By automating processes, providing tracking information and greatly reducing missed feeds, Pathfire Syndication facilitates content delivery between syndicators and stations. Automated content delivery to broadcast stations through the Pathfire network minimizes the need to schedule or monitor satellite feeds and eliminates the need for tape. Broadcast-quality content arrives on Pathfire servers at stations, where users can access and manage content and metadata through the DMG desktop application. Pathfire DMG Syndication also integrates with existing downstream gear and helps with automation tasks at the station reducing manual labor costs. Pathfire DMG Syndication delivers frame-accurate timing sheets and desktop control for program directors and traffic managers, significantly reducing show preparation labor because station personnel no longer have to manually time syndicated show segments.

        Online Creative Research.    We own and maintain an online database of content and credits of U.S. television commercials for the advertising and TV commercial production industry. We believe that this is the most comprehensive online television commercial information service available to advertising agencies and production companies. Our SourceEcreative (formerly known as "Source TV") database includes information relating to commercials, individuals and companies. Customers can use our robust search engine specifically designed for the advertising industry. SourceEcreative allows users to find out which director, post house, composer or other production resource worked on specific spots, enabling advertising agencies to identify creative and production resources, and to accelerate their creative development process. Information can be provided via fax, phone, e-mail or over the Internet. SourceEcreative services most of the major U.S. advertising agencies and production companies, as well as television networks, programs and industry associations.

        Online Advertising Solutions.    Through our relationship with Enliven, we offer an online advertising campaign management and deployment service distributed by Enliven's "Unicast Advertising Platform" ("UAP"). UAP permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and other metrics), deployment, and tracking of campaign results.

        UAP integrates creative assembly with campaign management and detailed performance analysis. It has the broad capabilities to deliver ad formats and media types, including several different video formats, 3D content, and all major "rich media" units.

        We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices, with fees based on the number of times an advertisement is deployed (i.e., on a "CPM", or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees.

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

Markets and Customers

        A large portion of DGF's revenue is derived from the delivery of spot radio and television advertising to broadcast stations, cable systems and networks. DGF derives revenue from brand advertisers and advertising agencies, and from its marketing partners, which are typically dub and ship houses that have signed agreements with DGF to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via DGF's electronic delivery service in exchange for price discounts from DGF. The relative volumes of advertisements distributed by DGF are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal and cyclical variations.

Sales, Marketing and Customer Service

        Brand Strategy.    DGF's brand strategy is to position itself as the standard transaction method for the radio, television, cable, and network broadcast industries. DGF focuses its marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with DGF for a different reason. Agencies purchase services from DGF on behalf of their advertisers. Production studios facilitate the transmission of audio and video to either the Irving or Atlanta NOCs. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

        Internet/E-Commerce Strategy.    The SpotCentral online order entry and management system adds functionality to our online management tool that opens up our network so customers can see the status of their media asset as it moves from endpoint to endpoint—from the time it leaves their possession until it arrives at the media outlet. With new system architecture and user-friendly applications, SpotCentral provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across DGF's massive digital network and confirm delivery at the station level through DGF's powerful new media server, the DG FastChannel Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process.

        Sales.    DGF employs a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of DGF's electronic distribution system and related products and services. In addition, DGF's sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to DGF. A separate staff sells to and services audio and video dealers, who resell DGF's distribution services. DGF currently has regional sales offices in New York, Los Angeles and Chicago. DGF's sales force includes regional sales, inside sales, and telemarketing personnel.

        Marketing.    DGF's marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. DGF also engages in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

        DGF markets to broadcast stations to arrange for the placement of its Digital Media Managers, and DG FastChannel Spot Boxes for the receipt of audio and video advertisements.

        Customer Service.    DGF's approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago, Detroit, New York and San Francisco. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOCs for electronic distribution or, for off-line destinations, to DGF's national duplication center in Louisville, Kentucky. DGF's distributed service approach provides direct support in key market cities enabling DGF to develop closer relationships with clients as well as the ability to support client needs for local production services. DGF also maintains a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. DGF's customer service operation centers are linked to DGF's order management and media storage systems, and national distribution network. These resources enable DGF to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distribution model also provides DGF with significant redundancy and re-route capability, enabling DGF to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

Competition

        Competition within the markets for media distribution is intense. Numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast ADN and TelAmerica deliver television advertising spots to satellite TV systems and/or cable head ends. Recently, Microsoft, Google, AOL, and other large media companies have acquired or developed software platforms and technologies to participate in the media distribution marketplace. At the same time, many companies, including Akamai, Limelight Networks, Eyeblaster, and Eyewonder are implementing technologies to distribute video to the established traditional channels and new media outlets. Numerous companies such as Radiance are offering technologies to facilitate the distribution of video through variety of means.

        We compete with other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions.

        DGF also competes with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for DGF to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media postproduction, preparation, distribution and trafficking services. DGF plans to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

        In the video marketplace, DGF competes with dub and ship houses across the country but additionally with one or more satellite-based video distribution networks. DGF also anticipates that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although DGF believes that no such carriers have yet begun spot distribution.

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

Intellectual Property and Proprietary Rights

        DGF primarily relies upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in its technologies. DGF currently has 8 patents issued with expiration dates ranging from April 2020 to August 2024 and five other patent applications pending. DGF also has 38 trademark registrations, 11 trademark applications and approximately 26 copyright registrations.

Employees

        As of December 31, 2007, DGF had a total of 552 employees, including 100 in research and development, 38 in sales and marketing, 347 in operations, and 67 in finance and administration; 546 of these employees are located in the United States and 6 are located in the United Kingdom. DGF's employees are not represented by a collective bargaining agreement and DGF has not experienced a work stoppage. DGF considers its relations with its employees to be good.

        DGF's business and prospects depend in significant part upon the continued service of its key management, sales and marketing and administrative personnel. The loss of key management or technical personnel could materially adversely affect DGF's operating results and financial condition. DGF believes that its prospects depend in large part upon its ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and DGF may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on DGF's operating results and financial condition.

ITEM 1A.    RISK FACTORS

        In evaluating an investment in our Company, the following risk factors should be considered.

Risks Relating to the Industry

The media distribution products and services industry is divided into several distinct markets, some of which are relatively mature while others are growing rapidly. If the mature markets begin to decline at a time when the developing markets fail to grow as anticipated, it will be increasingly difficult to maintain profitability.

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

        The advertisement distribution and asset management industry is characterized by extremely rapid technological change, frequent new products, service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers, including the need for HD spots. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations and cash flows will be harmed.

The marketing and sale of our products and services involve lengthy sales cycles. This makes business forecasting extremely difficult and can lead to significant fluctuations in quarterly results.

        Due to the complexity and substantial cost associated with providing integrated product and services to provide audio, video, data and other information across a variety of media and platforms, licensing and selling products and services to our potential customers typically involves a significant technical evaluation. In addition, there are frequently delays associated with educating customers as to the productive applications of our products and services, complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain customers have even longer purchasing cycles that can greatly extend the amount of time it takes to place our products and services with these customers. Because of the lengthy sales cycle and the large size of our potential customers' average orders, if revenues projected from a specific potential customer for a particular quarter are not realized in that quarter, product revenues and operating results for that quarter could be harmed. Revenues will also vary significantly as a result of the timing of product and service purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

        Because expense levels such as personnel and facilities costs are based, in part, on expectations of future revenue levels, if revenue levels are below expectations, our business, financial condition, results of operations and cash flows will be harmed.

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

The markets in which we will operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. Numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast ADN and TelAmerica deliver television advertising spots to satellite TV systems and/or cable head ends. Recently, Microsoft, Google, AOL, and other large media companies have acquired or developed software platforms and technologies to participate in the media distribution marketplace. At the same time, many companies, including Akamai, Limelight Networks, Eyeblaster, and Eyewonder are implementing technologies to distribute video to the established traditional channels and new media outlets. Numerous companies such as Radiance are offering technologies to facilitate the distribution of video through variety of means.

        We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions. In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

        While we offer products and services focused on the electronic distribution of media, we compete with dub and ship houses and production studios. Many dub and ship houses and production studios, such as Ascent Media, have long-standing ties to local distributors that can be difficult to replace. Many of these dub and ship houses and production studios also have greater financial, distribution and marketing resources than we and have achieved a higher level of brand recognition. Production studios, advertising agencies and media buying firms also could deliver directly through entities with package delivery expertise such as Federal Express, United Parcel Service, the United States Postal Service and DHL.

        In addition, we compete with one or more satellite-based video distribution networks. We also anticipate that certain common and/or value-added telecommunications carriers and other companies, such as TeleAmerica may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries.

        With respect to new markets, such as the delivery of other forms of content to radio and television stations, competition is likely to come from companies in related communications markets and/or package delivery markets. Some of the companies capable of offering products and services with superior functionality include telecommunications providers, such as AT&T, Verizon and other fiber and telecommunication companies, each of which would enjoy materially lower electronic delivery transportation costs. Radio networks such as ABC Radio Networks or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

        Further, other companies may in the future focus significant resources on developing and marketing products and services that will compete with ours.

        We have identified video advertising on the Internet as a potential business opportunity. This business is currently undergoing rapid change with many different companies providing innovative technology and solutions to advertisers and advertising agencies. These companies, including Akamai, Limelight Networks, TeleAmerica, Eyeblaster, and Eyewonder, which would be capable of providing these services have established technologies and customer bases. Additionally, there is no assurance we will be able to compete on this level. Additionally, we are unsure of the amount of investment required to enter this new and quickly changing market.

Risks Related to the Company

We have a history of losses which must be considered in assessing our future prospects.

        2003 was the first year we reported net income after having been unprofitable since our inception. While we reported profit again in 2004 and 2007, we experienced a loss in 2005 and 2006. We could begin to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continually upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to achieve and sustain profitability.

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

  •
  significantly reduce or suspend certain of our operations;

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

        Our inability to maintain units necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our Irving NOC and in populating television stations with the units necessary for the receipt of electronically delivered video advertising content. However, we cannot assure you that the maintenance of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

        In addition, we believe that to more fully address the needs of video delivery customers we have developed a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, San Francisco, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other U.S. markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

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

        In addition, we may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both media content unless we can successfully continue to develop and provide video transmission services. The failure to retain such customers could result in a reduction of revenues, thereby decreasing our ability to maintain profitability.

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

        We obtain our local access transmission services and long distance telephone access through contracts with Sprint and Verizon, both of which expire in November 2010. The agreement with Sprint provides for reduced pricing on various services provided in exchange for minimum purchases of $0.4 million for each year of the Sprint contract and the Verizon contract provides reduced pricing in exchange for minimum purchases of $0.3 million for each year. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

We face various risks associated with purchasing satellite capacity.

        As part of our strategy of providing transmittal of audio, video, data and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although our management attempts to match these expenditures against anticipated revenues from sales of products to customers, they may not be successful at estimating anticipated revenues, and actual revenues from sales of products may fall below expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect our financial condition, cash flows and results of operations.

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

        Our provision of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our Irving or Atlanta NOCs could result in lengthy interruptions in our service.

        We have experienced system failures in the past and may in the future. Any unscheduled interruption in our service puts a burden on our entire organization and may result in a loss of revenue. If we experience frequent or persistent system failures in our Irving or Atlanta NOC or web-based management systems, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

        The sale of substantial amounts of our shares (including shares issuable upon exercise of outstanding options and warrants to purchase our common stock) may cause substantial fluctuations in the price of our common stock. Because investors would be more reluctant to purchase shares of our common stock following substantial sales, the sale of these shares also could impair our ability to raise capital through the sale of additional stock.

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

Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

        An emerging part of our service offering is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and web publishers. The profit potential for this business model is unproven. For a portion of our business to be successful, Internet advertising will need to achieve increasing market acceptance by advertisers, ad agencies and web publishers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

        Intensive marketing and sales efforts are necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Advertisers could be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Acceptance of our Internet advertising solutions will depend on the continued emergence of Internet commerce, communication, and advertising, and demand for our solutions. We cannot assure you that use of the Internet will continue to grow or that current uses of the Internet are sustainable.

Insiders have substantial control over us which could limit others' ability to influence the outcome of key transactions, including changes in control.

        As of December 31, 2007, our executive officers and directors and their respective affiliates owned approximately 19% of our common stock. As a result, these stockholders may be able to control or significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if a change of control is in the best interest of all stockholders.

Our business may be harmed if we are not able to protect our intellectual property rights from third-party challenges or if the intellectual we use infringes upon the proprietary rights of third parties.

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

        We recently acquired Pathfire, Point.360, GTN, and FastChannel Network Inc., and we have recently entered into an agreement to acquire the Vyvx advertising services business of Level 3 Communications, LLC. Our business strategy will include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

We determined that there were material weaknesses in our disclosure controls and procedures such that those controls and procedures were not effective as of December 31, 2007, December 31, 2006, and December 31, 2004. In the event a material weakness occurs again in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements.

        For the year ended December 31, 2007, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to derivative instruments. For the year ended December 31, 2006, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting for business combinations and stock compensation as of December 31, 2006. For the year ended December 31, 2004, we determined that our disclosure controls and procedures were not effective, and we identified a material weakness in our internal controls over financial reporting for income taxes as of December 31, 2004. In the event that these or any other material weakness occurs in the future, our financial statements and results of operations could be harmed and you may not be justified in relying on those financial statements, either of which could result in a decrease in our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        The Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Irving offices include 26,000 square feet of leased space, for which the lease expires in 2011. In addition, the Company leases approximately 6,400 square feet in Dallas, TX which is occupied by production personnel and expires in 2013; approximately 9,100 square feet in Louisville, Kentucky for its dub and ship facility which expires in 2010; approximately 15,600 square feet in New York which is occupied by production service and sales personnel and expires in 2011; approximately 15,300 square feet in Los Angeles occupied by production service and sales personnel which expires in 2011; approximately 9,500 square feet in San Francisco occupied by production service and sales personnel which expires in 2009; 76,488 square feet in Detroit, which is occupied by production service and sales personnel which expires in 2012 of which 35,417 square feet is sublet to a lessee; 19,200 square feet in Wilmington, Ohio that expires in 2009 which is being sublet to a lessee; 18,500 square feet in Chicago, which is occupied by production service and sales personnel which expires in 2011; 1,000 square feet near Boston, Massachusetts, which is occupied by administrative personnel which expires in October

2008; and 200 square feet in Austin, Texas, which is occupied by administrative personnel which expires in October 2008. In addition, the Company leases an office in Boca Raton, Florida that is approximately 2,600 square feet and includes sales, operations and administrative staff for SourceEcreative, which expires in 2009; and 800 square feet in London, England, which is occupied by sales personnel which expires in 2009.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Common Stock of the Company has been traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol DGIT since the Company's initial public offering on February 6, 1996. On May 26, 2006 the Company's common stock was reverse split on a 1-for-10 basis.

        The following table sets forth the high and low closing sales prices of our Common Stock from January 1, 2006 to December 31, 2007. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions. The prices shown are adjusted to give effect for the 1-for-10 reverse split on May 26, 2006.

	Fiscal Year Ended 2007		Fiscal Year Ended 2006
	High	Low	High	Low
First Quarter	$16.75	$12.55	$7.40	$5.20
Second Quarter	22.70	15.96	5.75	5.30
Third Quarter	24.95	17.10	10.64	5.50
Fourth Quarter	26.10	17.09	13.53	10.81

        The following table sets forth the purchases of equity securities by the Company during the period January 1, 2005 to December 31, 2005. No purchases were made during 2007 or 2006. All purchases shown below were made on the open market during the time periods specified.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Plan
January 1, 2005 to December 31, 2005	10,800	$14.60	56,371	$2,747,827

(1)
The authorization by the Board of Directors to repurchase of up to $3.5 million of its common stock was announced to the public via a press release, a copy of which was included in a filing on Form 8-K on November 30, 2004. No expiration date was specified.

        As of February 29, 2008, the Company had issued 17,973,014 and outstanding 17,916,644 shares of its common stock. As of February 28, 2008, the Company's common stock was held by approximately 158 stockholders of record. The Company estimates that there are approximately 6,500 beneficial stockholders.

        The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on the Common Stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2001 in the Common Stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among DG Fastchannel, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal years ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07
DG FASTCHANNEL, INC.	209.35	116.82	50.47	125.98	239.63
NASDAQ COMPOSITE INDEX	149.75	164.64	168.60	187.83	205.22
NASDAQ COMPUTER & DATA PROCESSING INDEX	124.95	143.03	147.06	166.33	197.68

        Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act or the Exchange Act that might incorporate this report or future filings made by the Company under those statutes, this Stock Performance Table shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	502,402	$12.94	1,037,000

(1)
Excludes 98,145 available for issue under the Employee Stock Purchase Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The data below includes the results of acquired operations from the respective dates of closing as detailed below:

Acquired Operations	Date of Closing
Applied Graphics Technologies, Inc. ("AGT")	June 1, 2004
SourceEcreative, Inc. ("SourceEcreative")	August 31, 2004
Media DVX, Inc. ("MDX")	April 15, 2005
FastChannel Network, Inc. ("FastChannel")	May 31, 2006
Pathfire, Inc. ("Pathfire")	June 4, 2007
Point.360 ("Point 360")	August 13, 2007
GTN, Inc. ("GTN")	August 31, 2007

        See Note 3 to the Company's consolidated financial statements for further information on acquisitions. As a result of the Company's decision to sell the assets of StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS"), their operating results for all periods presented have been reflected in discontinued operations in the Company's consolidated financial statements and the selected financial data below. See Note 5 to the Company's consolidated financial statements for further information on dispositions. Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$97,687	$68,667	$51,824	$53,570	$47,928
Costs and operating expenses excluding depreciation and amortization	65,770	49,803	45,227	42,101	34,767
Depreciation and amortization	12,865	8,563	6,348	5,143	5,685

Income from operations	19,052	10,301	249	6,326	7,476
Other (income) expense:
Unrealized gain on derivative warrant investment	(1,707)	—	—	—	—
Reduction in fair value of long-term investment	—	4,758	—	—	—

Interest expense and other, net	2,388	2,786	2,990	1,284		211

Income (loss) before income taxes from continuing operations	18,371	2,757	(2,741)	5,042		7,265
Provision (benefit) for income taxes	7,501	2,378	(768)	(4,995	)*	63	*

Income (loss) from continuing operations	10,870	379	(1,973)	10,037	*	7,202	*
Income (loss) from discontinued operations	(457)	(1,028)	883	(6,833	)*	(3,003	)*

Net income (loss)	$10,413	$(649)	$(1,090)	$3,204		$4,199

Basic income (loss) per share:
Continuing operations	$0.65	$0.04	$(0.27)	$1.38		$1.01
Discontinued operations	(0.02)	(0.10)	0.12	(0.94)		(0.42)

Total	$0.63	$(0.06)	$(0.15)	$0.44		$0.59

Diluted income (loss) per share:
Continuing operations	$0.64	$0.04	$(0.27)	$1.37		$0.96
Discontinued operations	(0.03)	(0.10)	0.12	(0.93)		(0.40)

Total	$0.61	$(0.06)	$(0.15)	$0.44		$0.56

Weighted average shares outstanding:
Basic	16,631	10,568	7,378	7,277		7,137
Diluted	17,096	10,568	7,378	7,330		7,489

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (Continuing Operations):
Cash and cash equivalents	$10,101	$24,474	$1,886	$8,059	$7,236
Working capital	25,120	25,106	1,722	9,054	9,206
Property and equipment, net	27,466	18,074	15,951	13,640	10,455
Total assets	252,495	172,997	110,065	102,027	78,357
Long-term debt, net of current portion	44,325	15,650	20,834	8,447	2,400
Net assets of discontinued operations	—	2,441	3,242	1,928	7,097
Stockholders' equity	192,129	141,886	80,207	79,432	75,474

*
Includes a reclassification of income tax benefit, which was previously reported in discontinued operations, now being reported in continuing operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of DG FastChannel Inc.'s ("DGF" or the "Company") financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Cautionary Note Regarding Forward-Looking Statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to "Risk Factors" above, for a discussion of the risk factors applicable to the Company.

  •
  Overview.  This section provides a general description of the Company's business, as well as recent developments the Company believes are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

  •
  Results of Operations.  This section provides an analysis of the Company's results of operations for three years in the period ended December 31, 2007. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides an analysis of the Company's cash flows for three years in the period ended December 31, 2007, as well as a discussion of the Company's outstanding debt and commitments that existed as of December 31, 2007. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments, as well as a discussion of other financing arrangements.

  •
  Critical Accounting Policies.  This section discusses accounting policies that are considered important to the Company's results of operations and financial condition, require significant judgment and require estimates on the part of management in application. The Company's significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

  •
  New Accounting Pronouncements.  This section provides a discussion of recently issued accounting pronouncements that have been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such pronouncements on our consolidated financial statements when applicable.

  •
  Contractual Payment Obligations.  This section provides a summary of the Company's contractual payment obligations by major category and in total and a breakdown by period.

  •
  Off-Balance Sheet Arrangements.  This section provides a summary of the Company's off-balance sheet arrangements and the purpose for their use.

Cautionary Note Regarding Forward-Looking Statements

        The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute "forward-looking statements."

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund our pending acquisition of Vyvx's advertising services business and our technology development programs; our inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed elsewhere herein under the heading "Risk Factors."

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

Overview

        DGF is the leading provider of digital technology services that enable the electronic delivery of advertisements and other media content from advertising agencies and other content providers to traditional broadcasters and other media outlets. Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission.

        The Company faces several factors which impact the growth of digital delivery of advertising, including the following:

        Increased demand for reliable and rapid means of content delivery.    In recent years, technological innovations in digital media have driven increasing demand for reliable and rapid means of information transfer, particularly in the broadcast and telecommunications industries. Digital distribution technologies are increasingly used for distributing media in forms such as video, audio, text and data. Digitized information has many advantages including ease and efficiency of storage, manipulation, transmission and reproduction, with less degradation and in greater volumes than traditional analog or hard copy formats.

        Government mandate to transition to digital broadcasting.    In February 2006, the U.S. Congress passed legislation which established a deadline for the transition from analog to digital broadcasting by February 17, 2009. Most networks currently broadcast, and are expected to continue to broadcast, in both analog and digital formats until February 17, 2009, when all analog broadcasting must terminate. The shift to digital provides improved picture quality and preserves network capacity by using various compression technologies. This government mandate has created strong momentum in the shift to high definition television ("HDTV") broadcasting because of the complementary aspects between digital-only and HDTV broadcasting, which we believe will encourage the broadcast industry to move to an entirely digital work stream, including the electronic delivery of digital advertising.

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

        Emergence of video advertising content on the Internet.    The confluence of a successful online advertising industry and the penetration of personal broadband connections create a strong platform for the Internet to become a significant medium with respect to video advertisements. The increase in broadband subscribers is fueling the accelerating growth in streaming media. Largely due to this growth in broadband usage, the Internet has become a widely used medium for distributing and receiving video and audio content. As the volume and quality of dynamic content progresses, we believe that there will be significant growth in video advertising over the Internet and that advertisers will look to existing digital content distributors to provide the necessary capabilities to successfully leverage this emerging medium.

        The Company depends on several third party vendors to operate its digital distribution network. Accordingly, we are highly dependent on satellite and high-speed connectivity vendors to properly operate our digital network. Additionally, we are highly dependent on the video advertising aired on TV and cable networks, cable systems, and other broadcast media outlets.

        The distribution of incremental video and audio advertising over our digital network in excess of the fixed costs necessary to operate the network is one of the drivers of operating income. Historically, we have been able to secure sufficient video and audio advertising to generate income from operations.

        Significant Transactions.    Part of our business strategy is to acquire, or make investments in, similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy:

  •
  On June 1, 2004, we acquired substantially all the broadcast distribution assets and certain liabilities of AGT for $15.0 million in cash. AGT distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition expanded our customer base and resulted in operating synergies.

  •
  On August 31, 2004, we acquired substantially all the assets and certain liabilities of privately-held SourceEcreative for $3.8 million in cash. SourceEcreative offers a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The acquisition expanded our media asset management services to advertising agencies. SourceEcreative has been included in our results since the date of acquisition, and represents a separate business segment.

  •
  On April 15, 2005, we acquired substantially all the assets and certain liabilities of privately-held MDX for $10.0 million (excluding transaction costs) consisting of (i) $1.5 million in cash, (ii) a $6.5 promissory note, and (iii) 155,039 shares of our common stock valued at $2.0 million. MDX distributes advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased our customer base and resulted in operating synergies. MDX has been included in our results since the date of acquisition.

  •
  On May 31, 2006, we completed a tax-free merger transaction with the shareholders of privately-held FastChannel whereby FastChannel became a wholly-owned subsidiary of the Company. The $28.8 million purchase price consisted of (i) approximately 5.2 million shares of our common stock valued at $27.4 million, and (ii) approximately $1.4 million of transaction costs. Similar to us, FastChannel operated a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel expanded our "footprint" (i.e., electronic network), increased our customer base and resulted in operating synergies. FastChannel has been included in our results since the date of acquisition.

  •
  In December 2006 and early in 2007, we acquired about 16% of the outstanding common stock of publicly-held Point.360 for about $5.4 million in cash. Point.360 had two business segments, an advertising distribution operation and a post production operation.

    On August 13, 2007, we purchased all the remaining outstanding shares of Point.360 we did not previously own in exchange for 2.0 million shares of our common stock. Immediately prior to the exchange, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 ("New 360") and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis. As a result, at the consummation of the exchange offer, Point.360's business consisted solely of its advertising distribution operation. As required, shortly after closing we retired $7.0 million in debt and paid certain seller transaction costs and working capital adjustments. The acquisition of Point.360 expanded our customer base and resulted in certain operating synergies. Point.360 has been included in our results since the date of acquisition.

  •
  On May 7, 2007, we purchased 10,750,000 shares of Enliven Marketing Technologies Corporation ("Enliven") common stock, formerly known as Viewpoint Corporation, or about 13% of Enliven's then outstanding shares, in a private transaction directly from Enliven at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Enliven issued the Company warrants to purchase an additional 2,687, 500 shares of Enliven common stock at a price of $0.45 per share. The warrants became exercisable on November 7, 2007 and expire on November 7, 2010.

    Further, the Company entered into a strategic relationship with Enliven pursuant to a Reseller Agreement by which the Company intends to integrate its media services platform with Enliven's Unicast advertising solutions technology. This online video partnership, using Enliven's Unicast technology, enables brands and advertisers to convert their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.

  •
  On June 4, 2007, we acquired all the outstanding common and preferred stock of privately-held Pathfire for $29.3 million (net of cash acquired). Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. Pathfire is one of the primary distribution providers for syndicated programming in the United States. In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates. The acquisition of Pathfire expanded our customer base and resulted in certain operating synergies. Pathfire has been included in our results since the date of acquisition.

  •
  On August 31, 2007, we acquired substantially all the assets of privately-held GTN for $8.5 million in cash (net of selling GTN's post production assets immediately following closing for $3.0 million in cash). GTN provides media services primarily on behalf of the automotive industry. GTN has been included in our results since the date of acquisition.

  •
  On December 18, 2007, we entered into an agreement to purchase Vyvx's advertising services business including its distribution, post-production and related operations for $129 million in cash, subject to certain adjustments. The consummation of the merger is subject to customary conditions and regulatory approvals. We obtained a financing commitment from BMO Capital Markets for a six-year, $145 million senior credit facility and a two-year, $65 million senior unsecured bridge loan to fund the Vyvx advertising services business transaction and to refinance our existing $85 million senior credit facility. We anticipate that the acquisition of Vyvx's advertising services operations will be completed during the second quarter of 2008.

  •
  On March 13, 2008, the Company amended and restated its $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. See Note 20 of Notes to Consolidated Financial Statements.

Results of Operations

        The following table sets forth certain historical financial data for the years ended December 31, 2007, 2006 and 2005. In thousands, except per share data.

	For the years ended December 31,
	2007	2006	2005
Revenues:	$97,687	$68,667	$51,824
Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,589	33,322	32,184
Sales and marketing	7,046	4,240	3,915
Research and development	3,233	1,779	1,107
General and administrative	13,902	10,462	7,587
Restructuring charges	—	—	434
Depreciation and amortization	12,865	8,563	6,348

Total costs and expenses	78,635	58,366	51,575

Income from operations	19,052	10,301	249
Other (income) expense:
Unrealized gain on derivative warrant investment	(1,707)	—	—
Reduction in fair value of long-term investment	—	4,758	—
Interest income and other (income) expense, net	(713)	(58)	—
Interest expense	3,101	2,844	2,990

Income (loss) before income taxes from continuing operations	18,371	2,757	(2,741)
Provision (benefit) for income taxes	7,501	2,378	(768)

Income (loss) from continuing operations	10,870	379	(1,973)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(225)	(330)	883
Loss on disposal of discontinued operations, net of taxes	(232)	(698)	—

Income (loss) from discontinued operations	(457)	(1,028)	883

Net income (loss)	$10,413	$(649)	$(1,090)

Basic income (loss) per share:
Continuing operations	$0.65	$0.04	$(0.27)
Discontinued operations	(0.02)	(0.10)	0.12

Total	$0.63	$(0.06)	$(0.15)

Diluted income (loss) per share:
Continuing operations	$0.64	$0.04	$(0.27)
Discontinued operations	(0.03)	(0.10)	0.12

Total	$0.61	$(0.06)	$(0.15)

Weighted average common shares outstanding:
Basic	16,631	10,568	7,378
Diluted	17,096	10,568	7,378

2007 versus 2006

        Revenues.    For the year ended December 31, 2007, revenues increased $29.0 million, or 42.3%, as compared to the prior year. The increases were $27.4 million and $1.6 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively. The increase in the Video and Audio Content Distribution segment was primarily due to the additional customers acquired in the FastChannel, Pathfire, Point.360 and GTN transactions. FastChannel was included in the Company's results for twelve months in 2007 compared to seven months in the prior year. Pathfire, Point.360 and GTN were included in the Company's results for seven, five and four months in 2007, respectively, compared to none of the months in the prior year. The increase in the SourceEcreative segment was due to the additional customers acquired in the FastChannel acquisition and an increase in the number of customers utilizing the service.

        Cost of Revenues.    For the year ended December 31, 2007, cost of revenues increased $8.3 million, or 24.8%, from the prior year. The 24.8% increase in cost of revenues compares to a 42.3% increase in revenues. As a percentage of revenues, cost of revenues decreased to 42.6% in the current period as compared to 48.5% in the same period in the prior year. The decrease, on a percentage basis, is primarily attributable to elimination of duplicative personnel and other expenses following the acquisitions of FastChannel, Pathfire, Point.360 and GTN.

        Sales and Marketing.    For the year ended December 31, 2007, sales and marketing increased $2.8 million, or 66.2%, from the prior year. The increase is primarily attributable to increased salaries, commissions and related expenses associated with a larger sales force in support of the increased customer base subsequent to the acquisitions of FastChannel, Pathfire, Point.360 and GTN.

        Research and Development.    For the year ended December 31, 2007, research and development expense increased $1.5 million, or 81.7%, from the prior year. The increase was due to increased spending for payroll, recruiting and consulting necessary to develop new technologies and service the network after the acquisitions of FastChannel, Point.360 and GTN. Also, $0.7 million of the increase relates to the addition of Pathfire, which has been included in our results since in June 2007. Pathfire operates a network separate from the Company's network. The Pathfire network can be used as a back-up to the Company's network.

        General and Administrative.    For the year ended December 31, 2007, general and administrative expense increased $3.4 million, or 32.9%, from the prior year. The increase was primarily due to increased (i) personnel costs to support the Company's larger customer base, (ii) incentive compensation associated with the Company's improved operating results, and (iii) audit and tax fees, partially offset by lower bad debt expense and legal fees.

        Depreciation and Amortization.    For the year ended December 31, 2007, depreciation and amortization expense increased $4.3 million, or 50.2%, from the prior year. The increase was primarily due to $1.5 million of depreciation of certain network equipment with shortened useful lives, and amortization of certain intangible assets acquired in the FastChannel, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.

        Unrealized gain on derivative warrant investment.    During 2007, the Company recorded an unrealized gain of $1.7 million due to the increase in value of warrants purchased from Enliven Marketing Technologies Corporation ("Enliven"), formerly known as Viewpoint Corporation. The Company has determined the warrant meets the definition of a derivative instrument in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires changes in value attributable to the warrant to be recorded in the statement of operations. Since the purchase of the Enliven warrants occurred in 2007, there is no unrealized gain or loss in the prior year.

        Interest Income and Other, net.    Interest income and other, net increased $0.7 million for the year ended December 31, 2007, as compared to the prior year. The increase was due to interest earned on cash received in the December 2006 equity offering and excess cash on-hand.

        Interest Expense.    Interest expense was virtually unchanged for the year ended December 31, 2007, as compared to the prior year after considering the write-off of $0.3 million of costs related to our prior credit facility.

        Provision for Income Taxes.    For the year ended December 31, 2007, the provision for income taxes was approximately 41% of income before income taxes. For the year ended December 31, 2006, the provision for income taxes was 86.3% of income before income taxes, including the impact of the write-down of the Company's investment in Verance. A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset capital losses when they occur for tax purposes, and therefore, ultimate realization of the benefit did not meet the "more likely than not" threshold.

        Provision for income taxes differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's income before income taxes from continuing operations as follows (in thousands):

	2007	2006
Expected tax expense @ 34%	$6,246	$937
State and foreign income taxes, net of federal benefit	911	207
Other non-deductible items (primarily meals and entertainment)	198	358
Other	146	—
Change in valuation allowance	—	876

Provision for income taxes	$7,501	$2,378

Effective tax rate	41%	86%

        Discontinued Operations.    For the years ended December 31, 2007 and 2006, discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") subsidiaries prior to the sale of their assets in 2007. The StarGuide and CCS assets were sold for gross proceeds of $3.1 million resulting in a pretax gain of $0.8 million. Due to the lack of tax basis in substantially all the StarGuide assets sold, the provision for income taxes on the assets sold was approximately $1.0 million resulting in an after tax loss of $0.2 million. For the year ended December 31, 2006, the $0.7 million loss on disposal of discontinued operations represents the write-down of CCS assets to their estimated net realizable value.

2006 versus 2005

        Revenues.    For the year ended December 31, 2006, revenues increased $16.8 million, or 32.5%, from the prior year. Revenues increased by $12.6 million due to the acquisition of FastChannel while the remainder of the increase was primarily from growth in the existing advertisement distribution operations.

        Cost of Revenues.    For the year ended December 31, 2006, cost of revenues increased $1.1 million, or 3.5%, from the prior year. Increases in cost of revenues occurred at a lower rate than the increase in related revenues due to the elimination of redundant costs that would have otherwise occurred in FastChannel if it had not merged with the Company.

        Sales and Marketing.    Sales and marketing expense increased $0.3 million, or 8.3%, for the year ended December 31, 2006 primarily due to incremental expenses related to sales support for the above noted incremental revenues attributable to the operations of FastChannel.

        Research and Development.    For the year ended December 31, 2006, research and development expense increased $0.7 million, or 60.7%, primarily due to certain costs incurred after the FastChannel acquisition related to transitioning these duties from personnel in the FastChannel division to personnel in the Company's existing engineering department.

        General and Administrative.    For the year ended December 31, 2006, general and administrative expense increased $2.9 million, or 37.9%, from the prior year due to increases in headcount and office locations resulting from the acquisition of FastChannel. The FastChannel division incurred $1.1 million of these costs during the year even as attrition and lease terminations continued. Further, during 2005 we benefited from a one-time expense reduction of $0.5 million resulting from the renegotiation of an existing service agreement.

        Depreciation and Amortization.    Depreciation and amortization expense increased $2.2 million, or 34.9%, during the year ended December 31, 2006, primarily due to amortization of certain intangible assets of FastChannel which accounts for $1.9 million of the increase. The remaining portion of the increase is from intangibles acquired in the 2005 acquisition of MDX that incurred a full year's amortization in 2006 as compared to a partial year in 2005.

        Reduction in Fair Value of Investments.    During the year ended December 31, 2006, a loss from the reduction in fair value of investments of $4.8 million occurred as the Company's evaluation determined that its investment in Verance was other-than-temporarily impaired and the Company fully impaired the investment value.

        Interest Expense.    Interest expense decreased $0.1 million, or 4.9%, for the year ended December 31, 2006, as compared to the prior year period due to lower interest during periods late in 2006 in which the Company paid off portions of the debt with proceeds from common stock issued.

        Provision for Income Taxes.    For the year ended December 31, 2006, the Company has recorded a valuation allowance on the deferred tax asset created as a result of the write-down of its investment in Verance. A valuation allowance was deemed necessary since the Company does not have an adequate history of generating capital gains to offset capital losses when they occur for tax purposes, and therefore, ultimate realization of the benefit was not more likely than not.

        For the year ended December 31, 2006, provision for income taxes increased $3.1 million also as a result of the increase in income before income taxes. In 2006, the Company recorded a valuation allowance of $0.9 million related to the impairment charge recognized for its investment in Verance. No valuation allowance was recorded in 2005.

        Discontinued Operations.    For the year ended December 31, 2006, the StarGuide division generated a pretax loss of $0.5 million as compared to pretax income of $1.5 million in 2005, which represents a reduction of $2.0 million. The decrease is primarily attributable to certain revenue contracts that expired during 2005. Income taxes allocated to discontinued operations resulted in an effective tax rate of 39% for 2006 and 2005, representing a federal rate of 34% and a combined net state rate of 5%.

Financial Condition

        The following table sets forth certain major balance sheet accounts of the Company as of December 31, 2007, 2006 and 2005 (in thousands):

	December 31,
	2007	2006	2005
Assets:
Cash and cash equivalents	$10,101	$24,474	$1,886
Accounts receivable, net	26,516	15,433	10,363
Property and equipment, net	27,466	18,074	15,951
Long-term investments	15,001	5,180	4,758
Deferred income taxes, net	4,667	12,534	18,200
Goodwill and intangible assets, net	163,318	95,412	57,182
Liabilities:
Accounts payable and accrued liabilities	12,770	12,612	8,110
Debt and capital leases	44,775	19,840	24,532
Stockholders' Equity	192,129	141,886	80,207

        Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.

        Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. Days' sales outstanding were 79 days, 65 days and 73 days as of December 31, 2007, 2006 and 2005, respectively. The increase in days' sales outstanding relates to the acquisitions of Pathfire, Point.360 and GTN during 2007. As we acquire receivables portfolios, it takes the Company a period of time to transition the new accounts over to the Company's platform and permit us to attempt to reduce the length of the collection cycle.

        Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity. Purchases of property and equipment (excluding acquisition activity) have been approximately $5 million to $7 million per year (including capitalized costs of developing software) for each year presented.

        Long-term investments consisted of (i) an investment in Enliven common stock and warrants ($15.0 million) at December 31, 2007, (ii) an investment in Point.360 common stock ($5.2 million) at December 31, 2006, and (iii) an investment in Verance preferred stock ($4.8 million) at December 31, 2005. During 2007, the Company acquired the remainder of Point.360 it did not previously own which resulted in Point.360 becoming a wholly-owned subsidiary of the Company. The investment in Verance was written-down to zero during 2006.

        Deferred income tax assets, net decreased in 2007 and 2006 as a result of an increase in deferred income tax liabilities stemming from the acquisitions of Pathfire and Point.360 in 2007, and FastChannel in 2006. These deferred tax liabilities relate primarily to the excess book basis over the tax basis of certain identifiable intangibles.

        Goodwill and intangible assets, net increased as a result of the acquisitions of Pathfire, Point.360 and GTN in 2007 and FastChannel in 2006, less amounts amortized. In connection with the acquisitions, the purchase price was allocated among the assets acquired (including identifiable intangibles) and the liabilities assumed based upon their estimated fair values, with any excess purchase price allocated to goodwill.

        Accounts payable and accrued liabilities were relatively flat in 2007 and increased $4.5 million in 2006 as a result of the FastChannel acquisition. More particularly, a portion of the preacquisition obligations of FastChannel remained unsettled at December 31, 2006. Further, at December 31, 2006 the Company had an accrued liability of $1.1 million related to purchases of Point.360 common stock.

        Debt and capital leases increased in 2007 primarily as a result of the acquisitions of Pathfire, Point.360 and GTN. Debt and capital leases decreased in 2006 as a result of raising $31.7 million of net proceeds in connection with a public equity offering and using a portion of such proceeds to retire debt.

        Stockholders' equity increased in 2007 primarily as a result of (i) issuing $33.7 million of our common stock in connection with the acquisition of Point.360, (ii) recording unrealized appreciation, net of tax, of $5.4 million related to our investment in Enliven, and (iii) reporting $10.4 million of net income. Stockholders' equity increased in 2006 primarily as a result of issuing $27.4 million of our common stock in connection with the acquisition of FastChannel, and issuing $31.7 million of our common stock in connection with the public equity offering in December 2006.

Liquidity and Capital Resources

        The following table sets forth a summary of certain historical information with respect to the Company's statements of cash flows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$10,413	$(649)	$(1,090)
Depreciation and amortization	12,865	9,146	6,646
Deferred income taxes and other	6,486	7,867	1,716
Changes in operating assets and liabilities, net of acquisitions	(10,731)	(4,899)	(161)

Total	19,033	11,465	7,433

Investing activities:
Purchases of property and equipment	(4,143)	(3,054)	(3,044)
Capitalized costs of developing software	(3,282)	(1,820)	(2,079)
Purchases of investments	(4,465)	(4,752)	(5,116)
Acquisitions, net of cash acquired	(48,655)	(257)	(1,809)
Sale of discontinued operations and other	3,641	—	—

Total	(56,904)	(9,883)	(12,048)

Financing activities:
Proceeds from issuance of common stock, net	561	31,753	23
Borrowings (repayments) of debt	23,304	(10,745)	(1,423)
Other	(370)	—	(158)

Total	23,495	21,008	(1,558)

Effect of exchange rate changes on cash and cash equivalents	3	(2)	—

Net increase (decrease) in cash and cash equivalents	$(14,373)	$22,588	$(6,173)

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

        For the year ended December 31, 2007, the Company generated $19.0 million from operating activities. This cash was used to purchase certain property and equipment and to make a $4.5 million equity investment in Enliven, a leading Internet marketing technology and advertising services company. The Company also acquired (i) Pathfire, a distributor of third-party news and syndicated programming, for $29.3 million in cash (net of cash acquired), (ii) Point.360, an advertising distribution business, by issuing 2.0 million shares of its common stock, and (iii) the assets of GTN, a media services business, for $8.5 million in cash (including transaction costs and net of selling GTN's post production assets for $3.0 million immediately following the closing). Consideration for these acquisitions originated from (i) borrowings under the Company's credit agreement (discussed below), (ii) issuances of common stock, and (iii) cash on hand.

        In August 2007, the Company replaced its prior credit facility with an $85 million credit agreement (the "Credit Agreement") with a syndicate of financial institutions led by Bank of Montreal ("BMO"). The Credit Agreement consists of a $45 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver"). Borrowings under the Term Loan bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At December 31, 2007, borrowings under the Credit Agreement bore interest at a weighted average rate of 6.94%. The Term Loan formally matures in August 2013. However, the Company presently expects that mandatory prepayments, based on a percentage of excess cash flow (as defined), will shorten the maturity date to early in 2011. The Revolver matures in August 2012. The Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Credit Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The Credit Agreement is guaranteed by all of the Company's subsidiaries and is secured by substantially all of the Company's assets.

        From May 2006 to August 2007, the Company had a $35 million credit facility with Wachovia Bank, N.A. (the "Wachovia Facility"). The Wachovia Facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under the Wachovia Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined). The revolver was scheduled to mature in May 2009 and the term loan was scheduled to mature in June 2011. The Wachovia Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth. The Wachovia Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default. The Wachovia Facility was guaranteed by all of the Company's subsidiaries and was collateralized by substantially all of the Company's assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX. At December 31, 2006, borrowings under the Wachovia Facility bore interest at 7.4%.

        In December 2007, the Company entered into a definitive agreement with Level 3 Communications, Inc. ("Level 3") to acquire the Vyvx advertising services business including its distribution, post-production and related operations. Pursuant to the terms of the asset purchase agreement, the Company will pay Level 3 $129 million in cash, subject to certain adjustments, for the Vyvx advertising services business. The Company has obtained a financing commitment from BMO Capital Markets ("BMO Capital") for (i) a six-year, $145 million senior secured credit facility and (ii) a two-year, $65 million senior unsecured bridge loan to fund the transaction and to refinance the Credit Agreement. In response to the filing of the Company's Premerger Notification and Report Form in connection with this transaction, the Department of Justice has issued to the Company a request for additional information, or a "second request". The Company is in the process of responding to this request for additional information. Presently, the Company expects closing of the transaction to be completed in the second quarter of 2008, subject to the satisfaction of regulatory and other customary closing conditions. If it is determined the regulatory approvals will not be obtained, or closing of the transaction does not occur by September 30, 2008, then either party may terminate the agreement, provided such party was not the cause of such failure to close, and the Company shall be required to pay the seller a $10 million termination fee.

        The Company expects to use cash in connection with (i) closing the Vyvx transaction, (ii) the organic growth of its business, (iii) the purchase of property and equipment in the normal course, and (iv) the acquisition of similar and / or ancillary businesses.

        As of December, 31, 2007, the Company's sources of liquidity include (i) $10.1 million of cash on hand, (ii) $40.0 million of availability under the Credit Agreement, and (iii) the potential issuance of additional debt and / or equity, including the financing commitment from BMO Capital for a $145 million senior secured credit facility and a $65 million senior unsecured bridge loan. In addition, the Company has filed a shelf registration statement with the SEC for the issuance of (i) up to 3.5 million shares of its common stock, and (ii) up to $25 million of preferred stock. The SEC has reviewed the shelf registration statement and has notified the Company it has no further comments at this time. The Company believes it could request effectiveness of the shelf registration statement at any time.

        On March 13, 2008, the Company amended and restated its $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. See Note 20 of Notes to Consolidated Financial Statements.

        The Company believes it has adequate liquidity to satisfy its capital needs for the foreseeable future.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates. The Company's significant accounting policies and methods used in the preparation of its Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. Following is a discussion of our critical accounting policies.

        Business Combinations.    The Company accounts for business combinations under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and brand name, and the period over which these assets are amortized.

        Goodwill.    On an annual basis, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimated fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections for each reporting unit. The discount rate used reflects our average cost of funds. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent the carrying amount of goodwill exceeds the implied fair value a write-down of goodwill would be necessary. Both tests require the Company to identify the reporting units to which goodwill is associated, a process which involves management judgment.

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to identifiable intangible assets, such as customer relationships and brand name, and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows.

        Allowance for Doubtful Accounts.    Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management principally based on historical collection results by aging category (i.e., current, 1-30 days past due, 31-60 days past due, etc.) with consideration given to specific customer accounts and current economic conditions and trends. If the financial condition of our customers were to deteriorate, additional allowances may be required which would adversely affect our earnings. Conversely, if the financial condition of our customers were to improve, we may be required to reduce our allowance which would improve our earnings. As of December 31, 2007, 2006 and 2005, our allowance for doubtful accounts was 6.1%, 6.3%, and 4.5% and of gross accounts receivables, respectively.

        Income Taxes.    Deferred taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal income tax purposes. The Company has both deferred tax assets and deferred tax liabilities, which are shown on a net current and net non-current basis on the accompanying consolidated balance sheets. Deferred tax assets relate primarily to net operating loss ("NOL") carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and brand name, some of which have little or no tax basis.

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not "more likely than not" (i.e., not likely). Significant judgment is required in making these assessments, which generally relates to an acquired operation generating future taxable income. At December 31, 2007, the Company had established a valuation allowance of approximately $14.6 million, the vast majority of which relates to NOL carryforwards acquired in the acquisition of Pathfire. The Company will maintain a full valuation allowance on these acquired NOL carryforwards until a determination is made as to the extent these acquired NOL carryforwards are limited under Section 382 of the Internal Revenue Code. Any future reduction in the valuation allowance of the Pathfire NOL's will result in a decrease to goodwill.

        Revenue Recognition.    We derive revenue from services which consist primarily of (i) the distribution of analog and digital video and audio media content, (ii) media research resources, and (iii) support services.

        Our services revenue from digital distribution of video and audio advertising content is billed based on a rate per transmission, and we recognize revenue for these services upon notification of a successful transmission of the content at the broadcast destination. Revenue for distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier.

        Our services revenue also includes access rights. For an agreed upon fee, we provide certain of our customers with access to our digital distribution network for a stated period. Using our network, these customers are able to deliver a variety of programming content to their intended destinations. Access rights revenue is recognized ratably over the access period. We also charge fees to monitor our network on behalf of our customers. The monitoring fees are recognized ratably over the monitoring period.

        We also sell hardware and software to broadcast television stations to assist them in integrating the programming content they receive over our network throughout their workflow. Revenue from the sale of hardware and software is recognized when delivery has occurred, which is at the time the hardware and software are in the possession of the common carrier. We typically provide support agreements in connection with these hardware and software sales. The support revenue is recognized ratably over the support period.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of SFAS 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in SFAS 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under FAS 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect SFAS 157 to have a material impact on its financial statements.

        SFAS 141(R), Business Combinations, was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

        SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, was issued in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position, results of operations or cash flows.

Contractual Payment Obligations

        The table below summarizes the Company's contractual obligations, including estimated interest, at December 31, 2007 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (includes estimated interest)	$62,351	$3,642	$7,190	$7,032	$44,487
Operating leases	15,318	3,933	7,163	2,925	1,297
Employment contracts	2,381	1,483	898	—	—
Unconditional purchase obligations	5,964	2,337	3,627	—	—

Total contractual obligations	$86,014	$11,395	$18,878	$9,957	$45,784

Off-Balance Sheet Arrangements

        The Company has entered into operating leases for all of its office facilities and certain equipment rentals. Generally these leases are for periods of three to five years and usually contain one or more renewal options. The Company uses leasing arrangements to preserve capital. The Company expects to continue to lease the majority of its office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2007, 2006 and 2005 rent expense for all operating leases amounted to approximately $3.2 million, $3.4 million and $2.7 million, respectively.

        Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Interest Rate Risk

        The Company has issued variable-rate debt that, at December 31, 2007, had an outstanding balance of $44.8 million. Based on the Company's variable-rate obligations outstanding at December 31, 2007, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company's annual interest expense and related cash payments by approximately $0.1 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balances of approximately $10.1 million are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Equity Risk

        The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of private and public companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified as Long-term Investments on the accompanying consolidated balance sheet, include available-for-sale securities and equity derivative instruments. As of December 31, 2007 and 2006, the Company's investment in Verance was reduced to $0.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in the Company's Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company has evaluated, with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating the Company's disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

        As described below under the caption "Management's Annual Report on Internal Control Over Financial Reporting," a material weakness related to controls over the oversight of, and accounting and reporting for, derivative instruments was identified in the Company's internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the end of the period covered by this report, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and members of our board of directors; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

        Management is using the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its "Frequently Asked Questions" regarding Securities Exchange Act Release No. 34-47986, Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management's evaluation excluded two media content distribution businesses acquired by the Company during 2007 namely (i) Pathfire, Inc. ("Pathfire") which was acquired on June 4, 2007, and (ii) Point.360 which was acquired on August 13, 2007. Accordingly, management's assessment of the Company's internal control over financial reporting does not include the internal control over financial reporting of these two acquired businesses. As of December 31, 2007, these two businesses represented approximately 36% and 42% of our total assets and net assets, respectively, and generated 13% and (0.2)% of our total revenues and net income, respectively during the year ended December 31, 2007.

        In connection with its evaluation of the Company's internal control over financial reporting, management identified the following material weakness that existed at December 31, 2007:

        During the preparation of its 2007 consolidated financial statements, the Company concluded that its controls over the accounting for derivative instruments were ineffective. Specifically, the Company's corporate accounting staff did not have sufficient training on the accounting for derivative instruments to effectively apply the requirements of SFAS No. 133. In May 2007, the Company purchased 10,750,000 Enliven Marketing Technologies Corporation ("Enliven") common shares and warrants to purchase an additional 2,687,500 common shares. The Company accounted for the stock and the warrants as "available for sale securities" pursuant to SFAS 115 and recorded the change in market value of its Enliven investment on its balance sheet and in other comprehensive income for the quarters ended June 30, 2007 and September 30, 2007. However, during the preparation of its 2007 consolidated financial statements, and after further review and analysis that included discussions with our auditors and the audit committee of our Board of Directors, the Company concluded that controls over the accounting for derivative instruments failed to identify that the Enliven warrants should have been classified as a derivative instrument in accordance with SFAS No. 133, which requires changes in value attributable to the warrant to be recorded on the statement of operations each quarter. This material weakness resulted in adjustments being made to other income and expense on the statement of operations, and other comprehensive income on the balance sheet during the fourth quarter of 2007. Due to the Company's limited use of derivative instruments, it does not believe this material weakness to be pervasive throughout its system of internal control over financial reporting.

        As a result of the material weakness described above, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007. Ernst & Young, the registered public accounting firm that audited the 2007 financial statements included in this annual report on Form 10-K, has issued its attestation report on our internal control over financial reporting which is provided below.

Plans for Remediation of Derivative Instruments Material Weakness

        In order to remediate the material weakness described above and enhance our internal control over financial reporting, management will:

  •
  require members of our corporate accounting staff to receive training on accounting for derivative instruments on an ongoing basis;

  •
  add specific procedures to our quarterly closing checklist to address and assist us in identifying derivative instruments; and

  •
  require our corporate accounting staff to consult with external accounting advisors who are thoroughly familiar with the accounting for derivative instruments whenever the Company is considering entering into, or already has entered into, a transaction that might possibly be accounted for as a derivative instrument.

        Management believes that the material weakness will be remediated upon the implementation of these internal control enhancements.

Remediation of Business Combinations Material Weakness

        As disclosed in our amended Form 10-Qs for the periods ended June 30, 2007 and September 30, 2007, the Company misapplied the accounting guidance of EITF 04-01 related to the acquisition of Pathfire. As a result, the Company determined that there was a material weakness related to monitoring and oversight of accounting and financial reporting related to business combinations. Since that time, the Company (i) revised its internal control over financial reporting requiring the completion of a detailed business combinations checklist to include a more comprehensive analysis of any unique purchase price considerations, including pre-existing relationships under EITF 04-01, and (ii) has continued to require members of its corporate accounting staff to receive training on business combinations on an ongoing basis. In connection with the other acquisitions completed in 2007, the Company executed its new controls and determined they were functioning properly. The Company believes it has adequately remediated the material weakness related to business combinations, and specifically EITF 04-01.

        Although we are implementing remediation efforts, the existence of the material weakness described above indicates that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a future period. The remediation efforts we are taking are subject to continued management review supported by confirmation and testing by management and audit committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors
DG FastChannel, Inc.

        We have audited DG FastChannel, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DG FastChannel, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pathfire, Inc. and Point.360, which are included in the 2007 consolidated financial statements of DG FastChannel, Inc. and subsidiaries and constituted 36% and 42% of total assets and net assets, respectively, as of December 31, 2007 and 13% and (0.2)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of DG FastChannel, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Pathfire, Inc. and Point.360.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in the Company's internal control over financial reporting related to the controls over the oversight of, and accounting and reporting for, derivative instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 13, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, DG FastChannel, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

                      Ernst & Young LLP

Dallas, TX
March 13, 2008

Changes in Internal Control over Financial Reporting

        During the fourth quarter ended December 31, 2007, the Company enhanced its procedures relating to accounting for business combinations (specifically business combinations between parties that have had a prior business relationship or dealings), that we believe has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of February 29, 2008:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	55	Chief Executive Officer and Chairman of the Board	2010
Omar A. Choucair(1)	46	Chief Financial Officer and Director	2009
William Donner(2)	55	Director	2008
Lisa C. Gallagher(3)	51	Director	2009
Kevin C. Howe(2),(3)	59	Director	2008
David M. Kantor(3)	51	Director	2009
Anthony J. LeVecchio(2)	61	Director	2008
Neil H. Nguyen	34	Executive Vice President of Sales and Operations	N/A
Pamela Maythenyi	52	Senior Vice President of SourceEcreative	N/A

(1)
Member of the Executive Committee

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

        Scott K. Ginsburg joined the Company in December 1998 as Chief Executive Officer and Chairman of the Board. In July 1999, Matthew E. Devine assumed the responsibilities as Chief Executive Officer, but Mr. Ginsburg remained the Company's Chairman. Mr. Ginsburg reassumed the responsibilities as Chief Executive Officer of the Company in November 2003 following Mr. Devine's resignation. Mr. Ginsburg founded the Boardwalk Auto Group in 1998, which consists of several car dealerships located in the Dallas area. From 1997 to 1998, Mr. Ginsburg served as Chief Executive Officer and Director of Chancellor Media Corporation (now part of Clear Channel Communications, Inc.). Mr. Ginsburg founded Evergreen Media Corporation in 1988, and was the co-founder of Statewide Broadcasting, Inc. and H&G Communications, Inc. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University in 1978.

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

        William Donner has been a member of the Board of Directors of the Company since May 2006 after having served as a director of FastChannel Network, Inc. Since 2004, Mr. Donner has served as CEO of MedCommons, a personal health record storage and transport company. In the early 1980s, Mr. Donner built and ran Precision Business Systems, a Wall Street based systems integrator. Precision Business Systems was sold to Bank of America in 1988 and subsequently, a division was sold to Reuters, PLC, where Mr. Donner ran the Reuters Dealing 2001 and 2002 Trading Services. In 1994, Mr. Donner was named Chief Architect of Reuters where he ran the central research group. Mr. Donner joined the Greenhouse Group, Reuters' corporate venture capital arm, in 1996. In 1999,

Mr. Donner joined Fenway Partners, a private equity fund, where he led the technology investment group. Mr. Donner holds a B.S.E.E. from Massachusetts Institute of Technology.

        Lisa C. Gallagher has been a member of the Board of Directors of the Company since May 2006 after having served first as a director, and most recently as Chairman of the Board of Directors, of FastChannel Network, Inc. since 2002. Since 2003, Ms. Gallagher has served as the Senior Vice President and Chief Operating Officer of Hawtan Leathers, a privately held international manufacturer of specialty leathers for the garment industry. She previously spent over 20 years as both a commercial as well as investment banker specializing in media transactions. She started her banking career in the early 1980s at the Bank of Boston and in 1997 moved to its investment bank, BancBoston Securities as Managing Director to run their Media & Communications Group. In 1998 she became Managing Director and Group head of the Internet/Media Convergence Group of Robertson Stephens, a leading high technology investment banking firm, upon the BancBoston Securities acquisition of Robertson Stephens. After leaving Robertson Stephens in 2001, she worked for Remy Capital Partners, a small investment banking boutique, before joining Hawtan Leathers. Ms. Gallagher holds a B.A. from Mount Holyoke College and an M.B.A. from the Simmons Graduate School of Management in Boston.

        Kevin C. Howe has been a member of the Board of Directors of the Company since February 2001. Since 1999, he has been the Managing Partner of Mercury Ventures. Mercury Ventures manages seven different funds that invest in emerging technology companies that focus on Internet applications. Mr. Howe served on the board of The Sage Group, plc. which is traded on the London Stock Exchange from 1991 to 2005. Mr. Howe also sits on the boards of two privately held technology firms. In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was Chief Executive Officer of the US operations of The Sage Group, plc. responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT Services, Inc., a Nasdaq listed company. Mr. Howe received his MBA from Southern Methodist University in 1976.

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

        Neil H. Nguyen joined the Company as Executive Vice President of Sales and Operations in March 2005. Prior to joining the Company, from 1998 to 2002, Mr. Nguyen served as President of Point.360's MultiMedia Group and also served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development from 2003 to 2005. Mr. Nguyen received a B.S. from California State University, Northridge.

        Pamela Maythenyi joined the Company as Senior Vice President of SourceEcreative in August 2004. Prior to joining the Company, Ms. Maythenyi owned The Source Maythenyi (also known as Source TV), which she formed in 1988 and sold to the Company in 2004, at which time she was hired by the Company to oversee that division, now known as SourceEcreative. Formerly, she was a producer for BBDO and executive producer for J. Walter Thomson. Ms. Maythenyi received a B.A. from the University of Florida.

Corporate Governance

  Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio, Mr. Donner and Ms. Gallagher is independent from our management, and is an "independent director" as defined under the Nasdaq Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the Nasdaq Marketplace Rules.

  Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Company's Code of Business Conduct and Ethics is available on its website at www.dgfastchannel.com by clicking first on "Who We Are," then on "Careers & Ethics." The Company will also provide a copy of its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

  Communications with the Board of Directors

        Stockholders may communicate with the Board of Directors by writing to the Board in care of the Company's Secretary, DG FastChannel, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039. The Board of Directors has delegated responsibility for initial review of stockholder communications to the Company's Secretary. In accordance with the Board's instructions, the Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Secretary will make all communications available to each member of the Board, at the Board's next regularly scheduled meeting.

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

  Audit Committee

        The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by the Company's Board of Directors, a copy of which was attached as Appendix A to the Company's 2007 Proxy Statement.

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

  •
  meeting at least quarterly with the Company's management and auditors to discuss internal accounting and financial controls, as well as results of operations reviews performed by the auditors;

  •
  determining the scope of and authorizing or approving any permitted nonaudit services provided by the independent auditors and the compensation for those services; and

  •
  initiating and supervising any special investigation it deems necessary regarding the Company's accounting and financial policies and controls.

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

        In accordance with the rules and regulations of the SEC, the preceding paragraph regarding the independence of the members of the Audit Committee shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, notwithstanding any general incorporation by reference of this section into any other filed document.

        Messrs. LeVecchio (Chairman), Donner and Howe are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee, is the sole "audit committee financial expert" on the Audit Committee.

  Compensation Committee

        The Compensation Committee's functions include:

  •
  establishing and administering the Company's compensation policies;

  •
  determining, or recommending to the Board, the compensation of the Company's executive officers;

  •
  administering the Company's equity compensation plans; and

  •
  overseeing the administration of other employee benefit plans and fringe benefits paid to or provided for the Company's officers.

        See "Executive Compensation—Compensation Committee Report" below. Messrs. Howe (Chairman) and Kantor and Ms. Gallagher are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules.

  Executive Committee

        The Executive Committee was established in January 2001. The Executive Committee has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company's business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board of Directors. Messrs. Ginsburg and Choucair are the current members of the Executive Committee.

Attendance at Meetings of the Board of Directors and Committees

        During 2007, the Board of Directors held ten meetings. The Audit Committee held seven meetings during 2007, and the Compensation Committee did not have any meetings during 2007. Instead, all issues normally considered by the Compensation Committee were considered by the entire Board of Directors. All persons who were directors during 2007 attended at least 75% of the total of the Board meetings and the meetings of committees on which they served that were held while such person served as a director.

Nominations to the Board of Directors

        The Board of Directors does not have a nominating committee or other committee that recommends qualified candidates to the Board for nomination or election as directors. The Board of Directors believes that, because of its relatively small size, it is sufficient for the independent directors to select or recommend director nominees. The Board of Directors has adopted a nominations process that provides that the Company's independent directors (as defined under the Nasdaq Marketplace Rules), acting by a majority, are authorized to recommend individuals to the Board of Directors for the Board's selection as director nominees. Under the rules promulgated by the SEC, the independent directors are, therefore, treated as a "nominating committee" for the purpose of the disclosures in this section.

        With respect to the nominations process, the independent directors do not operate under a written charter, but under resolutions adopted by the Board of Directors.

        The independent directors are responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for selecting the management nominees for the directors to be elected by the Company's stockholders at each annual meeting. The independent directors have not established specific minimum age, education, experience or skill requirements for potential directors. The independent directors have, however, been authorized by the Board of Directors to take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

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

        The independent directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company's current directors and management as well as input from third parties, including executive search firms retained by the Board. The independent directors will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates. The Company's other directors will also have an opportunity to meet and interview qualified candidates. The independent directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board of Directors that a candidate be nominated to the Board.

        The independent directors will consider qualified nominees recommended by stockholders, who may submit recommendations to the independent directors in care of the Company's Board of Directors through a written notice as described under "—Corporate Governance—Communications with the Board of Directors" above. To be considered by the independent directors, a stockholder nomination for election at the 2008 annual meeting (1) must be submitted by May 1, 2008, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by the Company's stockholders will be evaluated in the same manner as any other nominee for director.

Director Compensation

        Directors of the Company receive compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of the Board and the committees thereof. The Company pays its directors an annual cash retainer of $12,000 plus $1,500 per meeting attended. Mr. LeVecchio is paid $13,000 as an additional retainer, as Chairman of the Audit Committee. Directors of the Company are also eligible to receive stock-based compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2007 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2007 fiscal year.

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

        On February 13, 2003, the SEC filed a Notice of Appeal, seeking to reverse the Court's decision and challenging the Court's earlier refusal to impose an injunction against Mr. Ginsburg. In March 19, 2004 a decision of a three-judge panel of the Eleventh Circuit U.S. Court of Appeals reversed the decision by the U.S. District Court for the Southern District of Florida on December 19, 2002. The Court of Appeals (i) reinstated the jury verdict that Mr. Ginsburg had, in matters unrelated to the Company, violated Sections 10(b) and 14(e) of the Exchange Act and Rules 10b-5 and 14e-3 thereunder, (ii) reinstated a $1 million civil penalty against Mr. Ginsburg and (iii) remanded the case to the District Court with instructions to enjoin Mr. Ginsburg from violations of the federal securities laws and regulations. The Court of Appeals did not bar Mr. Ginsburg from serving as an officer or director of a public company and the Company's Board immediately and unanimously moved to affirm Mr. Ginsburg in his capacity as Chairman of the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  Compensation Philosophy and Objectives

        The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives' interests with those of the stockholders by rewarding performance at or above established goals, with the ultimate objective of improving stockholder value. The philosophy of the Compensation Committee is to evaluate both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Additionally, the Compensation Committee maintains flexibility, enabling management and the Board to make decisions based on the needs of the business and to recognize different levels of individual contribution and value creation. To that end, the Compensation Committee believes executive compensation packages should include both cash and equity-based compensation that reward performance as measured against established goals.

  Setting Executive Compensation

        The Compensation Committee reviews our compensation plans which were developed in conjunction with Company management who utilized publicly available compensation data in the media services and technology industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. For purposes of determining executive compensation, we have not engaged consultants to help us analyze this data or to compare our compensation programs with the practices of the companies represented in the compensation data we review.

        As the basis for its 2007 comparative review, the Compensation Committee determined the appropriate companies to include in the executive compensation peer group. The Compensation Committee believes that the Company's most direct competitors for executive talent include a broader range of large capitalization companies than those firms with which the Company might be compared for stock performance purposes. As a result, the Compensation Committee included companies in the compensation comparison group beyond those included in the Company's peer group index that appears in the stock performance graph contained in Item 5. For 2007, the Committee compared the Company's executive compensation levels with available information for similar executive positions at companies in a broad industry group of ten technology, media, and telecommunications companies comparable in size to the Company (the "industry group"). The 10 companies included in the industry group were Point.360, MediaLink, Avid, LodgeNet, ValueClick, Akamai, Viewpoint Corporation, National Cinemedia, Getty Images, and Access IT. With respect to the Company's executive officers, because information for each position being reviewed was not available for comparable positions at each company in the industry group, the companies included in the market competitive data used by the Committee in its review varied for each position.

        Based on management's analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to establish base salaries and total executive compensation (taking into consideration the executive's experience and abilities) that are competitive with those companies with a similar number of employees represented in the compensation data we review.

        We work within the framework of this pay-for-performance compensation philosophy to determine each component of an executive's initial compensation package based on numerous factors, including:

  •
  the individual's particular background, track record and circumstances, including training and prior relevant work experience;

  •
  the individual's role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

  •
  the demand for individuals with the individual's specific expertise and experience;

  •
  performance goals and other expectations for the position; and

  •
  uniqueness of industry skills.

Employment Agreements

        We have entered into employment agreements with all executive officers, the key terms of which are described in the narrative following the Summary Compensation Table. We believe that having employment agreements with our executives is often beneficial to us because it provides retentive value and generally gives us a competitive advantage in the recruiting process over a company that does not offer an employment agreement. Our employment agreements set forth the terms and conditions of employment and establish the components of an executive's compensation, which generally include the following:

  •
  Base salary;

  •
  A target annual cash bonus with the actual amount determined based on whether performance criteria are met;

  •
  Benefits, including participation in our retirement plans and health, life insurance and disability insurance plans.

        Our employment agreements, also contain key provisions in the event of an executive's termination or resignation, setting forth the circumstances under which an executive may resign for "good reason" or that we may terminate the agreement "for cause," and formalizing restrictive covenants such as commitments not to join a competitor within a set time frame, not to solicit our employees to leave our Company, and to protect our confidential information, among others. The events that constitute a termination for "good reason" are negotiated in connection with the employment agreement and generally include such events as substantial changes in the executive's duties or reporting structure, relocation requirements, reductions in compensation and any breach by us of the agreement. There are change-in-control provisions in our employment agreements.

Key Considerations in Determining Executive Compensation

        In general, the terms of our executive employment agreements are initially negotiated by our CEO and CFO, as appropriate, and legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg and Choucair, the Compensation Committee takes an active role in the negotiation process. The Compensation Committee also establishes from time to time the general compensation principles set forth in our executive employment agreements.

        During the review and approval process for the employment agreements for executives under its purview, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. In its analysis, the Compensation Committee considers the individual's credentials, and if applicable, performance at the Company, the compensation history of the executive, data on the compensation of individuals in comparable positions at our Company and the total projected value of the compensation package to the executive.

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

  2007 Executive Compensation Components

        For the fiscal year ended December 31, 2007, the principal components of compensation that our named executive officers were eligible to receive were:

  •
  Base salary;

  •
  Performance-based incentive compensation (annual bonus);

  •
  Long-term equity incentive compensation;

  •
  Participation in the Company's 401(k) Plan; and

  •
  Perquisites and other personal benefits.

        The Company determines the total target compensation for its executive officers based, upon (i) publicly available compensation data within the industry group selected by the Compensation Committee, set forth above (ii) experience, and (iii) internal equity. The companies included within the Company's survey for 2007 comprise an industry group which change over time for various reasons, including the acquisition by the Company of certain of such companies, and other companies of similar size entering the segment of the technology, media and telecommunications industry in which the Company competes.

        Utilizing this industry data, together with information relating to the individual executive officer's credentials, performance and compensation history at the Company, and the compensation history of that executive officer and the other executive officers at the Company, the Compensation Committee establishes a target range of total compensation that it believes is appropriate for each executive officer. The Compensation Committee then seeks to establish each element of compensation in an amount that will optimally motivate the executive officer, but keeping within the target compensation range. The Compensation Committee does not utilize formulas in establishing the amounts for each element of pay, because the Committee believes that the appropriate mix among the various elements of compensation differs for the various executive officers based on various factors, including but not limited to their need for current income as opposed to long-term compensation. The Company believes that it is better able to achieve the appropriate mix among the various elements of compensation for each executive officer through negotiations directly with that officer, rather than by applying formulas. However, the Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash bonus) and long-term equity incentive compensation. The amounts reflected in the Summary Compensation Table and their individual employment agreements reflect this process.

  Base Salary

        Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, track record, training and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time the respective employment agreements are negotiated. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive's base salary is also evaluated together with components of the executive's other compensation to ensure that the executive's total compensation is consistent with our overall compensation philosophy.

        The base salaries were established in arms-length negotiations between the executive and the Company, taking into account their extensive experience, knowledge of the industry, track record, and achievements on behalf of the Company. Although the Company considered the same factors in establishing the base salaries of each of the executives, due to the different levels of satisfaction of such factors by each executive, the base salaries are, in certain cases, substantially different. Specifically, due to his extensive experience, responsibilities and significant market demand, the Company believes that it is appropriate that Mr. Ginsburg's base salary is substantially higher than the Company's other executives.

        Base salaries are adjusted annually in accordance with the terms of the executive's employment agreement.

        With respect to the Chairman and our other executive officers, the Compensation Committee believes that using the industry group provides comparative data on the companies that are most likely to compete directly with the Company for senior executive talent.

        Consistent with the Company's financial performance expectations, its size and complexity, and each executive's position relative to similarly situated executives in each of the peer groups noted above, the Committee generally targets total direct compensation, which is composed of base salary, target annual cash bonus, and the estimated value of stock-based awards.

  Annual Bonus

        Our compensation program includes eligibility for an annual performance-based cash bonus. The amount of the cash bonus is generally consistent with the targeted bonus established in the executive's employment contract and may be adjusted on a discretionary basis, based on performance, in accordance with the employment contract. All executives are eligible for annual performance-based cash bonuses as set forth in their employment agreements and in accordance with Company policies. As provided in their employment agreements, our Chief Executive Officer and Chief Financial Officer are eligible for annual performance-based cash bonuses of up to $187,500 and $75,500, respectively (which amounts are adjusted upward during the term of the agreement). In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this target amount.

        In the Compensation Committee's view, the use of annual cash bonuses that are based on performance creates a direct link between executive compensation and individual and business performance.

        The Compensation Committee establishes specific criteria to assist it in determining the annual bonuses for the Chief Executive Officer and other executives. The Compensation Committee established bonuses pursuant to the target contractual bonuses detailed in the executive's employment agreement, which represent the amount the Company would expect to pay the executive each year for satisfactory performance. Thus, if the Company achieves its financial objectives and the executive achieves his or her individual goals, receipt of at least the target bonus amount by each executive is likely. While these goals are used as a guide by the Compensation Committee in determining the bonuses to be paid to the executives, the Compensation Committee has the discretion in making its bonus determinations and it has done so in individual bonus determinations.

        In evaluating the Company's performance and each individual executive's 2007 performance, the Compensation Committee determined that the Company and its executives generally met or exceeded the financial and individual goals that were established for 2007.

        These metrics are used because they encourage executives to achieve superior operating results using appropriate levels of capital. In its assessment of whether the goals are met, the Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

        The individual goals established for Mr. Ginsburg and the other named executives at the beginning of 2007 included strategic and leadership goals tailored to the individual's position, and focused on the Company's strategic initiatives. The following is a summary of the individual goals for Mr. Ginsburg, all of which were completed during 2007:

  •
  Achieving revenue and margin improvements;

  •
  Identifying, negotiating, and closing on strategic transactions;

  •
  Successful negotiation and closing of an increased credit facility; and

  •
  Achieving the availability of expanded equity sell-side research of the Company.

        The Committee established these goals with the objective that they would help to enhance stockholder value. The Compensation Committee did not establish specific quantitative targets for the financial goals described above. These accomplishments, in addition to the Company's financial performance as a whole, served as a basis for the Committee's determination of the bonus to approve for Mr. Ginsburg and the other executive officers.

        Mr. Ginsburg's Annual Bonus.    As discussed above, the Compensation Committee believes that Mr. Ginsburg's annual cash bonus should be clearly linked to the Company's financial performance and his individual performance to further the compensation philosophy regarding accountability. In determining and approving Mr. Ginsburg's bonus, the Committee evaluated the Company's financial performance against Mr. Ginsburg's individual performance covering his roles as both the Chairman of the Board and the Chief Executive Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Ginsburg's bonus. As a result, in recognition of Mr. Ginsburg's and the Company's significant accomplishments in 2007, the Compensation Committee approved a 2007 bonus for him of $262,500 which included $187,500 for his contractual target bonus plus an additional $75,000 as a discretionary bonus.

        In considering the individual performance of Mr. Ginsburg, the Compensation Committee noted, among other things, Mr. Ginsburg's outstanding financial, strategic and leadership accomplishments. To strengthen the portfolio of businesses, Mr. Ginsburg oversaw the acquisitions of Pathfire, Point.360, the assets and operations of GTN and a minority investment in Enliven. Mr. Ginsburg also pursued several initiatives to streamline and grow the Company's business. Based on these accomplishments the Compensation Committee approved the discretionary bonus of $75,000 because the Compensation Committee believed that Mr. Ginsburg's efforts would not be adequately rewarded with a bonus equal to his contractual target bonus.

        Annual Bonuses for Executives Other than the Chief Executive Officer.    The Compensation Committee established the 2007 cash bonuses for other executives in a similar manner as for Mr. Ginsburg. In establishing the 2007 bonuses, the Committee reviewed the Company's financial performance and the individual performance of each executive. In light of their and the Company's achievements, the Company's executives were awarded 2007 annual cash bonuses (set forth in the Summary Compensation Table).

        In determining and approving Mr. Choucair's bonus, the Committee evaluated the Company's financial performance against Mr. Choucair's individual performance covering his role as the Chief Financial Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Choucair's bonus. Mr. Choucair was awarded a cash bonus of $120,000 which included $75,500 for his contractual target bonus plus an additional $44,500 as a discretionary bonus.

        The individual goals for Mr. Choucair, all of which were completed during 2007, were substantially the same as those goals indicated for Mr. Ginsburg. The individual accomplishments for Mr. Ginsburg and Mr. Choucair included both the completion of certain projects led by those officers (i.e., completion of the 2007 transactions and an enhanced senior credit facility), as well as achievement by the Company of certain financial objectives under the supervision of those officers. The Company's financial objectives under the supervision of Mr. Ginsburg and Mr. Choucair included achieving revenue and margin improvements throughout the Company, achieving cost reductions through streamlined organizational structures and achieving operating cost synergies relating to the 2007 transactions. The Compensation Committee did not establish any formula with respect to any of the foregoing financial objectives because the Compensation Committee believed that it would be in better position to evaluate the satisfaction of these financial objectives throughout the year, in light of the performance of the Company relative to the industry and the economy in general.

        In addition, the Compensation Committee approved Mr. Nguyen's annual bonus of $75,000 which was paid in accordance with the terms of his current employment agreement and an additional $25,000 bonus to relocate to the Dallas office. Ms. Maythenyi received bonuses totaling $30,000 in 2007, in accordance with the terms of her employment agreement.

        The following is a summary of the individual goals for Mr. Nguyen, all of which were achieved during 2007:

  •
  Achieving total revenue improvements;

  •
  Achieving significant cost reductions within his areas of supervision; and

  •
  Integrating the 2007 transactions' customer base into the combined company.

        The following is a summary of the individual goal for Ms. Maythenyi, which was achieved during 2007:

  •
  Achieving 2007 revenue Budget targets as described in Ms. Maythenyi's employment contract within the SourceEcreative division; and

  Long-Term Equity Incentive Compensation

        We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Our 2006 Long-term Stock Incentive Plan (the "2006 Plan") allows us to grant stock options to employees. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

        Initial Equity Incentives.    Executives and certain non-executive employees who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the later of the grant date or the date the employee joins us, and they typically vest ratably over four years. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The size of the initial stock option award is also reviewed in light of the executive's track record, base salary, other compensation and other factors to ensure that the executive's total compensation is in line with our overall compensation philosophy.

        Subsequent Equity Incentives.    We may make annual stock option awards as part of our overall annual review process. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We expect that the annual aggregate value of these awards would be set near the competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall philosophy and objectives.

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

  Termination Based Compensation

        Upon termination of employment, all executive officers are entitled to receive severance payments under their employment agreements. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Our Chief Executive Officer's employment agreement provides, if his employment is terminated (i) by the Company without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to (a) all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the first anniversary of the Date of Termination. Our Chief Financial Officer's employment agreement provides, if his employment is terminated (i) by the Company, without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to (a) all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the third anniversary of the Date of Termination. Following the end of the employment term, upon termination for any reason other than cause, our Chief Executive Officer and Chief Financial Officer each are entitled to continuation of their salary in effect at that time for a period of six months.

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

  Accounting for Stock-Based Compensation

        Beginning on January 1, 2006, we began accounting for stock-based payments, including awards under the 2006 Plan, in accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R).

Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Kevin C. Howe, Chairman
Lisa C. Gallagher
David M. Kantor

Summary Compensation Table

        The following table shows the compensation for the fiscal year ended December 31, 2007 and 2006 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Scott K. Ginsburg Chairman and Chief Executive Officer	2007 2006	375,000 323,077	262,500 175,000	94,668 42,482	(2) (11)	361,965 230,085	(3) (12)	1,094,133 770,644
Omar A. Choucair Chief Financial Officer	2007 2006	255,769 229,230	120,000 105,000	37,867 22,942	(4) (13)	23,843 20,660	(5) (14)	437,479 377,832
Neil H. Nguyen Executive Vice President of Sales and Operations	2007 2006	220,000 192,500	100,000 115,000	43,176 22,558	(6) (15)	101,105 58,051	(7) (16)	464,281 388,109
Pamela Maythenyi Sr. Vice President of SourceEcreative	2007 2006	185,192 173,308	30,000 60,000	28,780 16,902	(8) (17)	10,120 7,647	(9) (18)	254,092 257,857

(1)
See Note 13 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for details as to the assumptions used to determine the fair value of stock awards.

(2)
Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, calculated in accordance with SFAS 123(R).

(3)
Consists of $12,000 paid for automobile allowance, $331,958 which represents the amount paid in 2007 for Mr. Ginsburg's personal guarantee of a portion of the Company's debt, $2,679 in matching contributions to the Company's 401(K) plan and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(4)
Represents compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 40,000 shares of common stock to Mr. Choucair on July 12, 2006, calculated in accordance with SFAS 123(R).

(5)
Consists of $6,000 paid for automobile allowance, $2,515 in matching contributions to the Company's 401(K) plan, and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(6)
Consists of $37,867 and $5,309 representing compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 40,000 and 3,000 shares of common stock to Mr. Nguyen on July 12, 2006 and March 30, 2005, respectively, calculated in accordance with SFAS 123(R).

(7)
Consists of $6,000 paid for automobile allowance, $2,305 in matching contributions to the Company's 401(K) plan, $77,472 for sales commissions, and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(8)
Consists of $2,997, $3,232, $18,934, and $3,617 representing compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 2,500, 2,500, 20,000, and 2,500 shares of common stock to Ms. Maythenyi on, August 31, 2004, August 31, 2005, July 12, 2006, and August 31, 2006, respectively, calculated in accordance with SFAS 123(R).

(9)
Consists of $2,077 paid for automobile allowance, and $8,043 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(10)
See Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of stock awards.

(11)
Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, calculated in accordance with SFAS 123(R).

(12)
Consists of $12,000 paid for automobile allowance, $203,425 which represents the amount paid for Mr. Ginsburg's personal guarantee of a portion of the Company's debt, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(13)
Consists of $16,891, $3,496, and $2,555 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000, 2,500, and 25,000 shares of common stock to Mr. Choucair on July 12, 2006, May 16, 2003, and February 20, 2002, respectively, calculated in accordance with SFAS 123(R).

(14)
Consists of $6,000 paid for automobile allowance, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(15)
Consists of $16,891 and $5,667 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000 and 3,000 shares of common stock to Mr. Nguyen on July 12, 2006 and March 30, 2005, respectively, calculated in accordance with SFAS 123(R).

(16)
Consists of $3,000 paid for automobile allowance, $40,391 for sales commissions, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(17)
Consists of $1,373, $8,445, $3,113, and $3,971 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 2,500, 20,000, 2,500, and 2,500 shares of common stock to Ms. Maythenyi on August 31, 2006, July 12, 2006, August 31, 2005, and August 31, 2004, respectively, calculated in accordance with SFAS 123(R).

(18)
Represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2007, none of the individuals named in the Summary Compensation Table received stock option awards.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

        The terms of our executive officers' compensation are derived from our employment agreement with them and the annual performance review by our Compensation Committee or the entire Board. The terms of Mr. Ginsburg's employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of Mr. Choucair's employment agreement with us were the result of negotiations between our Chief Executive Officer and Mr. Choucair and were approved by our Board of Directors. The terms of Ms. Maythenyi's employment agreement with us were the result of negotiations between our Chief Executive Officer and Ms. Maythenyi and were approved by our Compensation Committee. The terms of Mr. Nguyen's employment agreement with us were the result of negotiations between our Chief Executive Officer and Mr. Nguyen and were approved by our Compensation Committee.

Employment Agreement with Scott K. Ginsburg

        On June 22, 2006, the Company entered into an Employment Agreement with our Chief Executive Officer, Scott K. Ginsburg. Pursuant to the Employment Agreement between Mr. Ginsburg and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ginsburg as its Chief Executive Officer from the date of the Agreement through May 31, 2008. Under the CEO Agreement, Mr. Ginsburg is entitled to an annualized base salary of $375,000 and is eligible for an annual bonus of up to $187,500 for the term of the Agreement. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Ginsburg is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $1,000 per month for the term of the Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ginsburg and his spouse and dependent family members under the Company's health plan.

        The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CEO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the first anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to the employee his salary as then in effect for a period of six months. Under the Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ginsburg to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CEO Agreement by Mr. Ginsburg.

        The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on June 27, 2006.

Employment Agreement with Omar A. Choucair

        On June 22, 2006, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the date of the Agreement through May 31, 2009. Under the CFO Agreement, Mr. Choucair is entitled to an annualized base salary of $250,000 for the period June 1, 2006 through May 31, 2007 (increasing to $260,000 and $270,000 on the anniversaries of the CFO Agreement during its term), and is eligible for an annual bonus of $75,500 for the term of the Agreement. The Company retained the right to increase the base compensation as it deems necessary. In addition, Mr. Choucair is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

        The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CFO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary to the end of the Employment Term, plus salary from the end of the Employment Term through the end of the third anniversary of the Date of Termination, at the rate of salary in effect on the Date of Termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Following the end of the Employment Term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to him his salary as then in effect for a period of six months. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the Agreement by the Company. Under the CFO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CFO Agreement by Mr. Choucair.

        The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on June 27, 2006.

Employment Agreement with Neil H. Nguyen

        On August 30, 2006, the Company entered into an Amended and Restated Employment Agreement with our Executive Vice President of Sales and Operations, Neil H. Nguyen. Pursuant to the Amended and Restated Employment Agreement between Mr. Nguyen and the Company (the "Nguyen Agreement"), the Company agreed to employ Mr. Nguyen as its Executive Vice President of Sales and Operations from the date of the Agreement through July 1, 2009. Under his agreement, Mr. Nguyen is entitled to an annualized base salary of $210,000 for the period July 1, 2006 through June 30, 2007 (increasing to $230,000 and $240,000 on the anniversaries of the Nguyen Agreement during its term), and is eligible for an annual bonus of $75,000 each year for the term of the Nguyen Agreement. Half of the annual bonus is based on acquiring new customers and existing customer retention. The remaining 50% of the annual bonus is determined in the sole discretion of the Compensation Committee. The Company retained the right to increase the base compensation as it deems necessary. Mr. Nguyen earns a commission which is based on the amount of ADS revenue recognized by the Company. Sales commissions are paid monthly, and are increased if revenues exceed certain budgeted targets. During fiscal 2007, Mr. Nguyen earned and was paid $77,472 in sales commissions. In addition, Mr. Nguyen is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the Nguyen Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Nguyen and his spouse and dependent family members under the Company's health plan.

        The Nguyen Agreement also includes provisions respecting severance and confidentiality obligations. Pursuant to the Nguyen Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below), he shall be entitled to the greater of (i) all remaining salary to the end of the Employment Term or (ii) one year of salary. If he is terminated by the Company for Just Cause (as described below), or at the end of the Employment Term, he shall not be entitled to further compensation. Under the Nguyen Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the requirement by the Company for Mr. Nguyen to move out of the State of California, a reduction in title below "Executive Vice President," a material breach of the Nguyen Agreement by the Company, or in the event of a change in control of the Company in which the successor does not assume the Nguyen Agreement or the surviving entity terminates the employment of Mr. Nguyen within one year of the change in control, other than for Just Cause. Under the Nguyen Agreement, Just Cause includes commission of an act of fraud, theft or embezzlement or conviction of fraud or other crime involving moral turpitude, failure or refusal to follow the lawful directives of the Board, habitual neglect of or failure to perform his duties to the Company or any material breach of the Nguyen Agreement by the employee.

        The above summary of the Nguyen Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to our Annual Report on Form 10-K/A filed by the Company on April 27, 2007.

Employment Agreement with Pamela Maythenyi

        Effective September 1, 2007 the Company entered into an Employment Agreement with our Senior Vice President of SourceEcreative. Pursuant to the Employment Agreement between Ms. Maythenyi and the Company (the "Maythenyi Agreement"), the Company agreed to employ Ms. Maythenyi to be in charge of SourceEcreative, one of its principal business units from the date of the Maythenyi Agreement through September 1, 2010. Under her agreement, Ms. Maythenyi is entitled to an annualized base salary of $195,000 for the period September 1, 2007 through September 1, 2008 (increasing to $210,000 and $220,000 on the anniversaries of the Maythenyi Agreement during its term), and is eligible for an annual bonus of $30,000 each year for the term of the Maythenyi Agreement. The amount of the annual bonus is increased by the percentage annual revenues for her business unit exceeds the budgeted amount for that fiscal period. The annual bonus is not paid if the business unit fails to achieve a certain percentage of budgeted revenue. In addition, Ms. Maythenyi is entitled to participate in the Company's stock option plans. Furthermore, she is entitled to four weeks of paid vacation per calendar year. The Maythenyi Agreement also includes provisions respecting severance, covenants against competition, and confidentiality obligations. Pursuant to the Maythenyi Agreement, if she is terminated prior to the end of the term by the Company other than for Just Cause (as described below), she shall be entitled to all remaining salary to the end of the Employment Term. If she is terminated by the Company for Just Cause (as described below), or at the end of the Employment Term, she shall not be entitled to further compensation. Under the Maythenyi Agreement, Just Cause includes conviction of or a plea of guilty or nolo contendre by the employee to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform her duties to the Company or any material breach of the Maythenyi Agreement by the employee.

        The above summary of the Maythenyi Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on November 2, 2007.

Outstanding Equity Awards at Fiscal Year-End

        The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2007, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott K. Ginsburg	43,330 5,000 2,500 35,417	— — — 64,583	21.60 33.10 12.90 5.88	November 29, 2009 January 18, 2008 February 20, 2009 July 12, 2013
Omar A. Choucair	17,332 5,000 25,000 2,500 14,167	— — — — 25,833	21.60 33.10 12.90 26.00 5.88	November 29, 2009 January 18, 2008 February 20, 2009 May 16, 2010 July 12, 2013
Neil H. Nguyen	2,063 14,167	937 25,833	12.60 5.88	March 30, 2012 July 12, 2013
Pamela Maythenyi	2,083 1,458 7,083 833	417 1,042 12,917 1,667	13.00 6.50 5.88 8.14	August 31, 2011 August 31, 2012 July 12, 2013 August 31, 2013

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

Potential Payments upon Termination or Change of Control

        Generally, regardless of the manner in which a named executive officer's employment terminates, such officer is entitled to receive amounts earned during their term of employment. Such amounts include:

  •
  the portion of the executive's base salary that has accrued prior to any termination and not yet been paid;

  •
  unused vacation pay; and

  •
  distribution from the Company's 401(k) plan (assuming the executive participated in the plan).

In addition, we are required to make the additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control, as set forth below.

2006 Long-Term Stock Incentive Plan

        The 2006 Plan has been adopted to replace the Company's 1992 Stock Option Plan. In addition, because the Director Plan has expired recently, the 2006 Plan has been prepared in a manner to enable stock awards to be granted to members of our Board of Directors. When the 2006 Plan was approved by our stockholders, the 1992 Plan terminated and the shares identified above as remaining for future grants under the 1992 Plan ceased to be available for grants under the 1992 Plan. The number of shares subject to the 2006 Plan is 1,100,000 shares.

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

  Scott K. Ginsburg, Chairman and Chief Executive Officer

        Pursuant to terms of the 1992 Plan, under which Mr. Ginsburg's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Ginsburg which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Ginsburg's employment is terminated by us or by Mr. Ginsburg for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Ginsburg for a period of up to three months from the date of termination. If Mr. Ginsburg's employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Ginsburg's termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Ginsburg for a period of six months from the date of termination.

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change of control occurred on December 31, 2007, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason
Base Salary	$375,000	$—	$375,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	32,292	—	—
	$638,084	$—	$—

Total	$1,013,084	$—	$375,000

(1)
Value upon change of control is calculated using a value of our common stock of $25.64 per share, the closing price of our common stock on December 31, 2007, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

  Omar A. Choucair, Chief Financial Officer

        Pursuant to terms of the 1992 Plan, under which Mr. Choucair's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Choucair which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Choucair's employment is terminated by us or by Mr. Choucair for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of up to three months from the date of termination. If Mr. Choucair's employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Choucair's termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of six months from the date of termination.

        The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change of control occurred on December 31, 2007, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary	$780,000	$—	$780,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	12,917	—	—
	$255,230	$—	$—

Total	$1,035,230	$—	$780,000

(1)
Value upon change of control is calculated using a value of our common stock of $25.64 per share, the closing price of our common stock on December 31, 2007, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

Neil H. Nguyen, Executive Vice President of Sales and Operations

        Pursuant to terms of the 1992 Plan, under which Mr. Nguyen's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Nguyen which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Nguyen's employment is terminated by us or by him for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of up to three months from the date of termination. If his employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Nguyen's termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of six months from the date of termination.

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change of control occurred on December 31, 2007, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Just Cause or by Mr. Nguyen for Good Reason
Base Salary	$—	$—	$355,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	13,385	—	—
	$261,347	$—	$—

Total	$261,347	$—	$355,000

(1)
Value upon change of control is calculated using a value of our common stock of $25.64 per share, the closing price of our common stock on December 31, 2007, the last trading day in the fiscal year, less the exercise price of the options.

Pamela Maythenyi, Senior Vice President, SourceEcreative

        Pursuant to terms of the 1992 Plan and 2006 Plan, under which Ms. Maythenyi's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Ms. Maythenyi which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Ms. Maythenyi's employment is terminated by us or by her for any reason, any unvested portion of her stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Ms. Maythenyi for a period of three months from the date of termination. If her employment is terminated as a result of her death or disability, then immediately upon the date of Ms. Maythenyi's termination, any unvested portion of her stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by her for a period of six months from the date of termination.

        The following table summarizes the potential payments to Ms. Maythenyi assuming her employment with us was terminated or a change of control occurred on December 31, 2007, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Just Cause or by Ms. Maythenyi for Good Reason
Base Salary	$—	$—	$560,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	16,042	—	—
	$154,802	$—	$—

Total	$154,802	$—	$560,000

(1)
Value upon change of control is calculated using a value of our common stock of $25.64 per share, the closing price of our common stock on December 31, 2007, the last trading day in the fiscal year, less the exercise price of the options.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2007, other than Scott K. Ginsburg, our Chairman and Chief Executive Officer, and Omar A. Choucair, our Chief Financial Officer and Director.

Name	Fees Earned ($)	Option Awards ($)(1)		Total ($)
William Donner	$30,000	8,134	(2)	38,134
Lisa Gallagher	23,000	8,134	(2)	31,134
Kevin C. Howe	30,000	21,996	(2)(3)	51,996
David M. Kantor	24,500	21,996	(2)(3)	46,496
Anthony J. LeVecchio	44,750	21,996	(2)(3)	66,746

(1)
See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for details as to the assumptions used to determine the fair value of option awards.

(2)
Includes $8,134 of compensation expense incurred by us in fiscal year 2007 in connection with a grant of 2,000 shares of restricted stock on April 11, 2007. The shares vest over a three year period. Accordingly, the Company is recognizing expense over the vesting period, based on the fair market value of the stock at the date of grant.

(3)
Represents the compensation expense incurred by us in fiscal year 2007 in connection with grants of options to purchase 10,000 shares of common stock on May 26, 2006 at an exercise price of $5.30, calculated in accordance with SFAS 123(R).

  Director Compensation Policy

        Messrs. Ginsburg and Choucair, our Chairman and Chief Executive Officer, and Chief Financial Officer and Director, respectively, are not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

        The non-employee members of our Board of Directors receive compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company pays its directors an annual cash retainer of $12,000 plus $1,500 per Board of Directors meeting attended, plus $1,500 per meeting of each committee or special assignments of the Board of Directors. Mr. LeVecchio is paid an additional $13,000 annual cash retainer as Chairman of the Audit Committee.

        Members of our Board of Directors are also eligible to receive stock option grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants for 2007 were restricted stock grants under our 2006 Plan, and which vest ratably over four years.

Guarantor Agreement with Scott K. Ginsburg

        In connection with the Company's acquisition of Media DVX, a $6.5 million promissory note was issued to the seller of Media DVX, payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company's Chief Executive Officer and Chairman of the Board. Mr. Ginsburg's personal guarantee of the Company's debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company completed its valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2007 and 2006 respectively, the Company has recognized additional interest expense of $0 and $0.3 million associated with the guarantee. Amounts paid to Mr. Ginsburg associated with this guarantee were $0.3 million and $0.2 million, for the years ended December 31, 2007 and 2006, respectively.

Employee Benefit Plans

        We sponsor a 401(k) plan covering employees who meet certain defined requirements. Under the terms of our 401(k) plan, participants may elect to make contributions on a pre-tax and after-tax basis, subject to certain limitations under the Internal Revenue Code and we may match a percentage of employee contributions, on a discretionary basis, as determined by our Board of Directors. We currently match 1% of the participating employees' salary who contribute at least 3% of their salary. We may make other discretionary contributions to the 401(k) plan pursuant to a determination by our Board of Directors, although, to date, no such other discretionary contributions have been made.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Howe (Chairman) and Kantor, and Ms. Gallagher. There were no other members of the committee during 2007. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules. None of these individuals were at any time during 2007, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of February 29, 2008, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our Directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of February 29, 2008 (1) (2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3) Moon Doggie Family Partnership	3,334,864	17.9%
Omar A. Choucair(4)	73,550	*
Pamela Maythenyi(5)	13,175	*
Neil H. Nguyen(6)	18,916	*
David M Kantor(7)	22,888	*
Kevin C. Howe(8)	34,088	*
Anthony J. LeVecchio(9)	16,888	*
Lisa C. Gallagher	14,000	*
William Donner	3,745	*
Costa Brava Partnership III, LP 420 Boylston St. Boston, MA 02116	1,736,466	9.7%
Kinderhook Partners, LP 1 Executive Dr., Suite 160 Fort Lee, NJ 07024	1,558,842	8.7%
William Blair & Company, L.L.C. 222 West Adam Street Chicago, IL 60606	1,236,284	6.9%
All directors and executive officers as a group (9 persons)(10)	3,532,114	18.8%

*
Less than 1% of the Company's common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company's knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, TX 75039

(2)
The number of shares of common stock outstanding as of February 29, 2008 was 17,916,644, which includes 10,000 shares of commons stock from restricted grants to the non-employee members of the Board of Directors, one-third of which will vest on each of April 11, 2008, April 11, 2009 and April 11, 2010. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after February 29, 2008.

(3)
Based on filings with the Securities and Exchange Commission indicating beneficial ownership. Includes 2,303,531 shares held of record by Scott K. Ginsburg and 292,013 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 87,495 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 300,852 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 350,973 shares of common stock.

(4)
Includes options exercisable into 61,498 shares of common stock and warrants exercisable into 8,666 shares of common stock.

(5)
Represents options exercisable into 13,175 shares of common stock.

(6)
Represents options exercisable into 18,916 shares of common stock.

(7)
Includes options exercisable into 19,888 shares of common stock.

(8)
Includes options exercisable into 18,888 shares of common stock.

(9)
Includes options exercisable into 7,388 shares of common stock.

(10)
Includes options exercisable into 227,248 shares of common stock and warrants exercisable into 660,491 shares of common stock.

Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2007.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options approved by security holders	502,402	$12.94	1,037,000
Common stock warrants approved by security holders	660,491	$10.00	—

Total	1,162,893	$11.27	1,037,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter in order to determine whether or not the proposed transaction is fair to, and in the best interests of the Company. None of the Company's directors or executive officers (1) has entered into any transaction or series of similar transactions with the Company except as described below, (2) has any relationship, or has had any relationship with the Company except as described below, or (3) has outstanding indebtedness to the Company, which (in any case) requires disclosure under Item 404 of the SEC's Regulation S-K.

        Prior to its execution and delivery, the Board of Directors and the Audit Committee reviewed the Media DVX transaction in detail and determined it was in the best interest of the Company to move forward with the acquisition of the Media DVX assets.

        However, the Company did not have the borrowing capacity to fully finance the $10 million purchase price through the Company's existing credit facility in April 2005. Accordingly, the Board of Directors, Audit Committee and the Media DVX selling shareholder negotiated a $6.5 million promissory note as part of the purchase price. The Media DVX selling shareholder demanded a personal guarantee from Mr. Ginsburg as security on the three year $6.5 million promissory note.

        Consistent with its written charter, the Audit Committee and the Board of Directors approved and ratified the asset purchase agreement, the promissory note and the personal guarantor agreement in connection with the purchase of the Media DVX assets. Mr. Ginsburg's personal guarantee of the Company's debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company completed its valuation which determined that the improved interest rate obtained by the Company as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. The Audit Committee and the Board of Directors each determined that the compensation payable to Mr. Ginsburg was fair to, and in the best interests of the Company and its stockholders.

        In connection with the Company's acquisition of Media DVX, the $6.5 million promissory note was issued to the seller of Media DVX and was payable over three years with an interest rate of the one month LIBOR rate for the applicable period with principal and then accrued interest due as follows: $1.5 million due on April 15, 2006, $2.0 million due on April 15, 2007, and $3.0 million due on April 15, 2008. However, during the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation through a combination of issuing common stock and cash. The Company paid accrued interest on the promissory note on a quarterly basis. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee. Amounts paid to Mr. Ginsburg associated with this guarantee were $0.3 million and $0.2 million, for the years ended December 31, 2007 and 2006, respectively.

  Director Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio, Mr. Donner and Ms. Gallagher are independent from our management, as an "independent director" as defined under the Nasdaq Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the Nasdaq Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In 2007, the Company engaged Ernst & Young, LLP to be its principal accountant. Prior to that, KPMG, LLP served as the Company's principal accountant. The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

	Years Ended December 31,
	2007 Ernst & Young	2006 KPMG
Audit Fees	$1,060,950	$951,639
Audit Related Fees	—	25,408
Tax Fees	—	197,500
All Other Fees	—	—

Total	$1,060,950	$1,174,547

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

  Audit-Related Fees

        We paid KPMG $25,408 in 2006 for services related to auditing our 401(k) plan.

  Tax Fees

        The amounts shown are fees paid to KPMG associated with tax compliance and tax consultation.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.
(a)(2)	See Schedule II-Valuation and Qualifying Accounts on page S-1.
(a)(3)	See Exhibit Index following page S-1 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: March 14, 2008	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board of Directors and Chief Executive Officer

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

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2008
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2008
/s/ WILLIAM DONNER William Donner	Director	March 14, 2008
/s/ DAVID M. KANTOR David M. Kantor	Director	March 14, 2008
/s/ LISA C. GALLAGHER Lisa C. Gallagher	Director	March 14, 2008
/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 14, 2008
/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 14, 2008

DG FASTCHANNEL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors
DG FastChannel, Inc.

We have audited the accompanying consolidated balance sheet of DG FastChannel, Inc. and subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the 2007 information in the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DG FastChannel, Inc. and subsidiaries at December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2007 information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DG FastChannel, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion thereon.

                      Ernst & Young LLP

Dallas, Texas
March 13, 2008

DG FASTCHANNEL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DG FastChannel, Inc. f/k/a Digital Generation Systems, Inc.:

We have audited the accompanying consolidated balance sheet of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for the years ended December 31, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Dallas, Texas
March 30, 2007

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2007	December 31, 2006
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,101	$24,474
Accounts receivable (less allowance for doubtful accounts of $1,716 in 2007 and $1,046 in 2006)	26,516	15,433
Deferred income taxes	1,756	2,290
Other current assets	2,160	811
Current assets held for sale from discontinued operations	—	711

Total current assets	40,533	43,719

Property and equipment, net	27,466	18,074
Long-term investments	15,001	5,180
Goodwill	111,955	65,545
Deferred income taxes, net	2,911	10,244
Intangible assets, net	51,363	29,867
Other noncurrent assets	3,266	1,079
Noncurrent assets held for sale from discontinued operations	—	1,875

TOTAL ASSETS	$252,495	$175,583

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable	$5,464	$4,112
Accrued liabilities	7,306	8,500
Deferred revenue	2,193	1,100
Current portion of long-term debt and capital leases	450	4,190
Short-term obligations of discontinued operations	—	145

Total current liabilities	15,413	18,047
Deferred revenue, net of current portion	628	—
Long-term debt and capital leases, net of current portion	44,325	15,650

TOTAL LIABILITIES	60,366	33,697

Commitments and contingencies (note 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 17,963 issued and 17,907 outstanding at December 31, 2007; 15,900 issued and 15,844 outstanding at December 31, 2006	18	16
Additional paid-in capital	368,488	333,821
Accumulated deficit	(180,945)	(191,358)
Accumulated other comprehensive income	5,421	260
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS' EQUITY	192,129	141,886

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$252,495	$175,583

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended December 31,
	2007	2006	2005
Revenues:
Video and audio content distribution	$92,343	$64,911	$49,971
Other	5,344	3,756	1,853

Total revenues	97,687	68,667	51,824
Cost of revenues (exclusive of depreciation and amortization shown below):
Video and audio content distribution	41,055	32,919	31,578
Other	534	403	606

Total cost of revenues	41,589	33,322	32,184
Operating expenses:
Sales and marketing	7,046	4,240	3,915
Research and development	3,233	1,779	1,107
General and administrative	13,902	10,462	7,587
Restructuring charges	—	—	434
Depreciation and amortization	12,865	8,563	6,348

Total operating expenses	37,046	25,044	19,391

Income from operations	19,052	10,301	249
Other (income) expense:
Unrealized gain on derivative warrant investment	(1,707)	—	—
Reduction in fair value of long-term investment	—	4,758	—
Interest income and other (income) expense, net	(713)	(58)	—
Interest expense	3,101	2,844	2,990

Income (loss) before income taxes from continuing operations	18,371	2,757	(2,741)
Provision (benefit) for income taxes	7,501	2,378	(768)

Income (loss) from continuing operations	10,870	379	(1,973)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(225)	(330)	883
Loss on disposal of discontinued operations, net of taxes	(232)	(698)	—

Income (loss) from discontinued operations	(457)	(1,028)	883

Net income (loss)	$10,413	$(649)	$(1,090)

Basic net income (loss) per common share:
Continuing operations	$0.65	$0.04	$(0.27)
Discontinued operations	(0.02)	(0.10)	0.12

Total	$0.63	$(0.06)	$(0.15)

Diluted net income (loss) per common share:
Continuing operations	$0.64	$0.04	$(0.27)
Discontinued operations	(0.03)	(0.10)	0.12

Total	$0.61	$(0.06)	$(0.15)

Weighted average common shares outstanding:
Basic	16,631	10,568	7,378
Diluted	17,096	10,568	7,378

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	7,320	$7	(46)	$(695)	$269,298	$—	$(189,178)	$79,432
Exercise of stock options	1	—	—	—	5	—	—	5
Issuance of common stock in acquisition	155	1	—	—	1,999	—	—	2,000
Issuance of common stock under employee stock purchase plan	3	—	—	—	18	—	—	18
Repurchase of common stock	—	—	(10)	(158)	—	—	—	(158)
Net loss and comprehensive loss	—	—	—	—	—	—	(1,090)	(1,090)

Balance at December 31, 2005	7,479	8	(56)	(853)	271,320	—	(190,268)	80,207
SAB 108 adoption	—	—	—	—	—	—	(441)	(441)
Exercise of stock options	2	—	—	—	23	—	—	23
Common stock issued to acquire FastChannel Networks, Inc.	5,160	5	—	—	27,444	—	—	27,449
Issuance of common stock to retire debt	259	—	—	—	3,000	—	—	3,000
Issuance of common stock under employee stock purchase plan	1	—	—	—	9	—	—	9
Proceeds from issuance of common stock	2,999	3	—	—	31,717	—	—	31,720
Share-based compensation	—	—	—	—	308	—	—	308
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on long-term investment (net of tax expense of $166)	—	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	—	(649)	(649)

Total comprehensive income								(389)

Balance at December 31, 2006	15,900	16	(56)	(853)	333,821	260	(191,358)	141,886
Exercise of stock options	60	—	—	—	539	—	—	539
Common stock issued to acquire Point.360, net of costs	2,000	2	—	—	33,683	—	—	33,685
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Share-based compensation	2	—	—	—	423	—	—	423
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	3	—	3
Unrealized gain on long-term investment (net of tax expense of $3,409)	—	—	—	—	—	5,420	—	5,420
Reverse unrealized gain on long-term investment in Point.360 upon acquisition (net of tax benefit of $166)	—	—	—	—	—	(262)	—	(262)
Net income	—	—	—	—	—	—	10,413	10,413

Total comprehensive income								15,574

Balance at December 31, 2007	17,963	$18	(56)	$(853)	$368,488	$5,421	$(180,945)	$192,129

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$10,413	$(649)	$(1,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	8,581	6,100	4,785
Amortization of intangibles	4,284	3,046	1,861
Unrealized gain on warrants	(1,707)	—	—
Impairment of goodwill	—	—	655
Deferred income taxes	6,841	1,297	(226)
Loss on disposal of discontinued operations, net of tax	232	698	—
Loss on extinguishment of debt	—	—	949
Reduction in fair value of long-term investment	—	4,758	—
Provision for doubtful accounts	644	806	330
Loss on disposal of property and equipment	53	—	8
Share-based compensation	423	308	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,886)	(1,769)	1,510
Other assets	(1,245)	1,996	(231)
Accounts payable and accrued liabilities	(3,711)	(4,188)	517
Deferred revenue	(889)	(938)	(1,635)

Net cash provided by operating activities	19,033	11,465	7,433

Cash flows from investing activities:
Purchases of property and equipment	(4,143)	(3,054)	(3,044)
Capitalized costs of developing software	(3,282)	(1,820)	(2,079)
Purchases of long-term investments	(4,465)	(4,752)	(5,116)
Proceeds from sale of property and equipment	516	—	—
Proceeds from sale of discontinued operations	3,125	—	—
Acquisitions, net of cash acquired	(48,655)	(257)	(1,809)

Net cash used in investing activities	(56,904)	(9,883)	(12,048)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	561	31,753	23
Purchases of treasury stock	—	—	(158)
Costs of issuing stock in connection with acquisition	(370)	—	—
Borrowings under long-term debt, net of costs of financing	67,369	51,509	18,615
Repayments of long-term debt	(44,065)	(62,254)	(20,038)

Net cash provided by (used in) financing activities	23,495	21,008	(1,558)
Effect of exchange rate changes on cash and cash equivalents	3	(2)	—
Net increase (decrease) in cash and cash equivalents	(14,373)	22,588	(6,173)
Cash and cash equivalents at beginning of year	24,474	1,886	8,059

Cash and cash equivalents at end of year	$10,101	$24,474	$1,886

Cash paid for interest	$2,973	$2,349	$1,209
Cash paid for income taxes	$1,597	$264	$195
Noncash financing activities:
Vendor financed acquisition of software	$—	$—	$468
Non-cash component of purchase price to acquire a business	$34,055	$49,048	$8,500
Debt extinguished with the issuance of common stock	$—	$3,000	$—

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        DG FastChannel, Inc. and subsidiaries (the "Company") is a provider of digital technology services that enable the electronic delivery of video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. The Company operates two nationwide digital networks out of Network Operation Centers (NOCs) located in Irving, Texas and Atlanta, Georgia, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents within a few major financial institutions in the United States. As of December 31, 2007 and 2006, cash equivalents consisted primarily of overnight investments in U.S. money market funds.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts related to trade accounts receivable. The allowance is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolio. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company writes off uncollectible receivables after exhausting all available collection efforts.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of assets using the straight-line method. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term plus expected renewals or the estimated useful life of the asset. Estimated useful lives generally range from 2 to 7 years for network equipment, 3 to 5 years for office furniture and equipment and 3 to 6 years for leasehold improvements.

        The Company leases certain properties and equipment under operating leases. Rent expense on operating leases is recorded on a straight-line basis over the term of the lease.

Software Development Costs

        Costs incurred for the creation of internal use software are capitalized when the preliminary project stage is completed and only costs incurred during the application development stage are

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalized. Upon completion of the project, capitalized software development costs are amortized over their estimated useful lives, generally expected to be 3 years.

Goodwill

        Goodwill, which represents the excess purchase price over the fair value of net identifiable assets acquired, is assessed annually for recoverability based on the fair value of the reporting unit to which it relates. The Company uses a discounted cash flow model to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of that reporting unit, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of the reporting unit's goodwill exceeds the estimated fair value of that goodwill.

Long-Lived and Identifiable Intangible Assets

        The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner or use of assets or the strategy for the Company's overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in its stock price for a sustained period; and

  •
  the Company's market capitalization relative to net book value.

        If the Company determines that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the long-lived or intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company's weighted average cost of capital.

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 20 years. See Note 7.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, intangible assets and income taxes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition

        The Company derives revenue from services which consist primarily of (i) the distribution of analog and digital video and audio media content, (ii) media research resources, and (iii) support services.

        Services revenue from digital distribution of video and audio advertising content is billed based on a rate per transmission, and revenue is recognized for these services upon notification of successful transmission of the content at the broadcast destination. Revenue for distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier.

        Services revenue from our distribution of syndicated programs and video news releases also includes access rights. For an agreed upon fee, customers are provided with access to the Company's digital distribution network for a stated period of time or number of uses. Using the network, these customers are able to deliver a variety of programming content to their intended destinations. Access rights revenue is recognized ratably over the access period. Fees are charged to monitor the network on behalf of customers. The monitoring fees are recognized ratably over the monitoring period.

        We also sell hardware and software to broadcast television stations to assist them in integrating the programming content they receive over the network throughout their workflow. Such transactions are considered multiple element arrangements and as such, each element is accounted for separately over its respective service period, provided that there is vendor-specific objective evidence (VSOE) of fair value for the separate elements. We generally establish VSOE based on the price charged for the element when sold separately. Revenue from the sale of hardware and software is recognized at its fair value when delivery has occurred, which is at the time the hardware and software are in the possession of the common carrier. Revenue from support agreements provided in connection with these hardware and software sales is recognized at its fair value ratably over the support period.

        Online creative research revenue is generated on a subscription basis, where customers pay either monthly, quarterly, semi-annually, or annually in order to access our database. Revenues are recognized ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material for which revenue is recognized monthly in the period the storage service has been performed. Revenue related to other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is in the possession of the common carrier.

        Customers pay a fixed fee per month for media asset management and broadcast verification services. Revenue is recognized ratably over the service period.

        The Company provides services to customers located outside of the United States. Gains or losses on foreign currency transactions for the years ended December 31, 2007, 2006 and 2005 were not material.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Revenue

        Deferred revenue represents amounts paid by customers under terms specified in network access, maintenance, or subscription contracts for which completion of contractual terms has not occurred. Deferred revenue consists of the following (in thousands):

	December 31,
	2007	2006
Deferred network access and maintenance fees	$2,209	$—
Deferred subscription and membership fees	1,225	1,100

	3,434	1,100
Less: amounts not yet collected	(613)	—

Net deferred revenue	2,821	1,100
Less: Current portion	(2,193)	(1,100)

Deferred revenue, net of current portion	$628	$—

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation reserves for deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the assets will not be realized.

Stock Option Plans

        Effective for the first quarter of 2006, the Company adopted SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS 123(R) under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on the grant date fair value. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognized approximately $423,000 and $308,000 in share-based compensation expense related to employee stock options and grants of restricted shares in the years ended December 31, 2007, and 2006, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Share-based employee awards granted for the year ended December 31, 2005 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2006 that had no intrinsic value on the date of grant. If the Company were to recognize compensation expense over the relevant service period, generally four years, under the fair value method per SFAS 123 for the year ended December 31, 2005, net earnings would have decreased, resulting in pro forma net loss and loss per common share as set forth below (in thousands, except per share amounts):

2005
Net loss:
As reported	$(1,090)
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,528)

Pro forma	$(2,618)

Basic loss per share of common stock:
As reported	$(0.15)
Pro forma	$(0.35)
Diluted loss per share of common stock:
As reported	$(0.15)
Pro forma	$(0.35)

Financial Instruments and Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers, generally does not require collateral from its customers and maintains a reserve for potential credit losses. The Company believes that a concentration of credit risk with respect to accounts receivable related to video and audio content distribution (the primary source of revenues and related accounts receivable) is limited because its customers are geographically dispersed and the end users (the customers' clients) are diversified across several industries. The Company's receivables are principally from advertising agencies, direct advertisers, and syndicated programmers. The Company's revenues are not contingent on its customers' sales or collections. The Company provides reserves for credit losses.

        The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value due to the variable rate of interest.

        During the years ended December 31, 2007, 2006 and 2005, the Company had no customers that accounted for more than 10% of its total revenue.

Adoption of SAB 108

        On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the SEC Staff's views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 became effective for the Company for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded an increase to accrued liabilities of $0.1 million, originally related to 2005, and an increase in deferred tax liabilities of approximately $0.3 million, originally related to 2001 or earlier, to record liabilities not previously identified and a decrease in retained earnings of approximately $0.4 million to correct errors in previous years that were considered immaterial under the Company's previous method of evaluating materiality.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, software development costs which were previously reported in intangible assets have been reclassified into property and equipment for all periods presented.

3. Acquisitions

        Since April 2005 the Company has acquired or merged with five businesses in the media services industries. The purpose of each transaction was to expand the Company's digital distribution network, customer base and/or product offerings. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
Media DVX	April 15, 2005	$10.2	Company stock/promissory note/cash
FastChannel	May 31, 2006	$28.8	Company stock
Pathfire	June 4, 2007	$29.7	Cash
Point.360	August 13, 2007	$49.7	Company stock/cash
GTN	August 31, 2007	$8.5	Cash

Each of the transactions has been included in the Company's results of operations since the date of closing. A description of each transaction is as follows:

  Media DVX

        On April 15, 2005, the Company completed the acquisition of substantially all of the assets of Media DVX, Inc. ("MDX"). Based in Pennsylvania, MDX's core services are the distribution of program and/or advertising content to television stations throughout the country utilizing conventional and electronic duplication technology. The purpose of the acquisition was to expand the Company's electronic distribution network. The Company paid $1.5 million in cash, issued a $6.5 million promissory note and issued 155,039 shares of its common stock, worth approximately $2.0 million at the time of issuance, as consideration for the assets of MDX. The net purchase price was allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition and, accordingly, allocated $1.0 million to customer relationships and $0.1 million to the trade name. Both intangible assets are being amortized over 10 years. The remaining excess of the purchase price over the net assets acquired was allocated to goodwill. The goodwill and intangible assets created as a result of the acquisition totaled $10.0 million, all of which is deductible for tax purposes.

  FastChannel

        On May 31, 2006, the Company merged with privately-held FastChannel Networks, Inc. ("FastChannel") pursuant to which the Company issued approximately 5.2 million shares of its common

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock valued at $27.4 million in exchange for all of the issued and outstanding common and preferred stock of FastChannel. FastChannel operated a digital distribution network serving the advertising and broadcast industries. The Company's shares were valued at the average closing price for a five day period on and around the date of announcing the transaction. As a result of the transaction, FastChannel became a wholly-owned subsidiary of the Company. Subsequent to the acquisition date, the Company completed its valuation of certain intangible assets of FastChannel, and accordingly allocated $14.6 million to customer relationships and $4.4 million to the trade name. Both intangibles are being amortized over 10 years. None of the acquired goodwill or intangible assets are deductible for tax purposes.

  Pathfire

        On June 4, 2007, the Company acquired all of the issued and outstanding common and preferred stock of privately-held Pathfire, Inc. ("Pathfire") for $29.3 million (net of cash acquired). Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. Pathfire is a primary distribution provider for syndicated programming in the U.S. In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates throughout the United States. Pathfire's technology is installed in approximately 1,400 U.S. television stations. Subsequent to the acquisition date, the Company completed its valuation of certain intangible assets of Pathfire, and accordingly allocated $5.8 million to customer relationships, $2.3 million to the trade name, $0.2 million to developed technology and less than $0.1 to a non-competition agreement. The intangibles are being amortized over 20 years, 10 years, 7 years and 1 year, respectively. None of the acquired goodwill or intangible assets are deductible for tax purposes.

        In late 2004 through early 2006, Pathfire and MDX, a subsidiary of the Company, had a contractual relationship pertaining to the distribution of advertising content. This relationship was terminated in early 2006 due to an alleged contract violation. The termination resulted in arbitration which was ongoing on the date of the Company's acquisition of Pathfire. In accordance with Emerging Issues Task Force 04-1, "Accounting for Preexisting Relationships between Parties to a Business Combination," the Company determined that the estimated fair value of the effective settlement of this dispute was zero. The effective settlement was determined based upon an analysis of the specific facts and circumstances and discussions with both parties. As a result, the Company reversed a previously recorded liability of approximately $0.9 million which was recorded as a reduction to the amount paid to acquire Pathfire in the quarter ended June 30, 2007.

  Point.360

        In December 2006 and in early 2007, the Company acquired a total of approximately 1.6 million shares, or about 16%, of the issued and outstanding common stock of publicly-held Point.360 (NASDAQ Global Market symbol "PTSX"). On April 16, 2007, the Company entered into definitive agreements with Point.360 whereby (i) Point.360 agreed to spin off its post-production operations to Point.360 stockholders (other than the Company) and (ii) the Company agreed to acquire Point.360's advertising distribution operations.

        On August 13, 2007, the Company completed the purchase of all of the issued and outstanding shares of common stock of Point.360 in exchange for 2.0 million shares of the Company's common stock. Immediately prior to the exchange with the Company, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 ("New 360") and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis. As a result, at the consummation of the exchange offer, Point.360's business consisted solely of its advertising distribution operation. The Company's shares were valued at the average closing price for a five day period on and around the date of announcing the transaction. Point.360 was merged directly into the Company. Subsequent to the acquisition date, the Company completed its valuation of certain intangible assets of Point.360, and accordingly allocated $15.4 million to customer relationships and $0.3 million to a non-competition agreement. The intangibles are being amortized over 10 years and 5 years, respectively. None of the acquired goodwill or intangible assets is deductible for tax purposes.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amount paid to acquire Point.360 was comprised as follows (in millions):

Purchases of Point.360 common stock in the open market	$5.4
Borrowing on the Company's term loan	7.0
Cash paid for working capital adjustments	1.9
Cash paid for direct acquisition costs	1.3
Issuance of common stock (including costs)	34.1

Total amount paid	$49.7

        In connection with the Point.360 acquisition, the Company has recorded approximately $8.7 million in liabilities as of the acquisition date, including $6.6 million of deferred tax liabilities, $0.3 million of severance costs to involuntarily terminate duplicate personnel, and $1.3 million of lease termination costs to terminate leases on duplicate facilities.

  GTN

        On August 31, 2007, the Company acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $11.5 million in cash (including costs). GTN, based in Detroit, provides media services primarily on behalf of the automotive industry and performs post-production services. Immediately after the closing, the Company sold GTN's post production assets to an officer of GTN for $3.0 million in cash. The purchase price allocation below presents the purchase of GTN's net assets and the subsequent sale of the post production assets on a net basis. Subsequent to the acquisition date, the Company completed its valuation of certain intangible assets of GTN, and accordingly allocated $1.7 million to customer relationships. This intangible is being amortized over 10 years. The acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2007 escrowed funds of $0.3 million were held by an escrow agent pending the expiration of a period of time during which the Company can make claims for undisclosed liabilities.

  Restructuring Charges Related to Acquisitions

        The Company included in the purchase price of its acquired businesses an amount of $1.6 million for employee severance and office closures for redundencies to be eliminated. As of December 31, 2007, reserves of approximately $0.7 million remained for amounts that are expected to be paid in 2008.

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition for the above referenced transactions. The purchase price allocations are as follows (in thousands):

Category	MDX	FastChannel	Pathfire	Point.360	GTN
Current assets	$—	$5,303	$3,288	$3,736	$860
Property and equipment	1,004	2,950	8,105	1,923	1,084
Other non-current assets	—	13,277	111	377	—
Customer relationships	1,103	14,600	5,780	15,400	1,700
Brand name	—	4,410	2,330	—	—
Developed technology	—	—	220	—	—
Non-compete agreements	—	—	30	320	—
Goodwill	8,940	9,500	17,083	36,567	5,078

Total assets acquired	11,047	50,040	36,947	58,323	8,722

Less liabilities assumed	(890)	(21,284)	(7,297)	(8,655)	(229)

Net assets acquired	$10,157	$28,756	$29,650	$49,668	$8,493

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information

        The following pro forma information details the results from continuing operations as if the above referenced transactions (FastChannel, Pathfire, Point.360 and GTN) had occurred at the beginning of the respective periods (in thousands, except per share amounts). A table of actual amounts is provided for reference:

	As Reported		Pro Forma
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Revenue	$97,687	$68,667	$119,129	$118,877
Income (loss) from continuing operations	10,870	379	6,838	(7,606)

Basic income (loss) per common share from continuing operations	$0.65	$0.04	$0.38	$(0.52)
Diluted income (loss) per common share from continuing operations	$0.64	$0.04	$0.37	$(0.52)

4. Investments

  Enliven

        On May 7, 2007, the Company purchased 10,750,000 shares of Enliven Marketing Technologies Corporation ("Enliven") common stock, formerly known as Viewpoint Corporation, or about 13% of Enliven's then outstanding shares, in a private transaction directly from Enliven at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Enliven issued the Company warrants to purchase an additional 2,687,500 shares of Enliven common stock at a price of $0.45 per share. The warrants became exercisable on November 7, 2007 and expire on November 7, 2010. The following summarizes the Company's investment in Enliven as of December 31, 2007:

	Common Stock	Warrants	Total
Fair value	$12,685	$2,316	$15,001
Cost basis	3,856	609	4,465

Unrealized gain	$8,829	$1,707	$10,536

Unrealized gain, recorded in other income	—	$1,707	$1,707

Unrealized gain, net of tax, recorded in accumulated other comprehensive income	$5,420	—	$5,420

        The Company has accounted for the stock as "available for sale securities" pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and has recorded the change in market value of its Enliven common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. The Company has determined the warrant component of the investment meets the definition of a derivative instrument in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires changes in value attributable to the warrant be recorded in the statement of operations. The value at which the warrant component is recorded is calculated using the Black-Sholes pricing model. The variables used in the model were as follows: stock price at December 31, 2007 of $1.18, volatility of 87%, expected life of 2.9 years, dividend rate of none, risk free interest rate of 3.1%

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Further, the Company entered into a strategic relationship with Enliven pursuant to a Reseller Agreement by which the Company intends to integrate its media services platform with Enliven's Unicast advertising solutions technology. This online video partnership, using Enliven's Unicast technology, will enable brands and advertisers to turn their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.

        As of the close of business on March 14, 2008, the quoted market price of Enliven common stock (ENLV on the Nasdaq market) was $0.86 per share.

  Write-down of Investment in Verance Corporation

        In March and July 2005, the Company purchased an aggregate of approximately 12.6 million shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") from Verance Corporation ("Verance") and entered into a licensing agreement with Verance for an aggregate purchase price of approximately $5.1 million. The Series B Preferred Stock is entitled to cumulative dividends of 7% per annum, payable in cash or in kind at the election of Verance. The Series B Preferred Stock is automatically converted into Verance common stock under certain circumstances. The investment in Verance represents about an 8% interest in Verance on an as-converted basis.

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

$5,087

5. Discontinued Operations

        Discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") subsidiaries prior to the sale of their assets in 2007. The StarGuide and CCS assets were sold for gross proceeds of $3.1 million resulting in a pretax gain of $0.8 million, principally due to the StarGuide sale. Due to the lack of tax basis in substantially all the StarGuide assets sold, the provision for income taxes on the assets sold was approximately $1.0 resulting in an after tax loss of $0.2 million. For the year ended December 31, 2006, the $0.7 million loss on disposal of discontinued operations represents the write-down of CCS assets to their estimated net realizable value.

        In accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial data for these businesses has been presented as discontinued operations. The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions "Assets held for sale from discontinued operations" and "Obligations of discontinued operations."

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The underlying assets and liabilities of discontinued operations as of December 31, 2006 are as follows (in thousands):

Assets
Accounts receivable	$376
Inventories	316
Other current assets	19

Total current assets	$711

Property and equipment, net	$7
Goodwill, net	1,750
Intangible and other assets, net	118

Total noncurrent assets	$1,875

Liabilities
Accounts payable	$102
Accrued liabilities	43

Total current liabilities	$145

        Operating results of the discontinued operations for the years ended December 31, are as follows (in thousands):

	2007	2006	2005
Revenues	$431	$3,983	$6,528
Cost of revenues	(265)	(2,448)	(3,159)
Depreciation and amortization	—	(583)	(298)
Impairment of goodwill	—	—	(655)
Other operating expenses	(488)	(1,491)	(961)

Income (loss) from discontinued operations	(322)	(539)	1,455
Income tax benefit (expense)	97	209	(572)
Loss on disposal of discontinued operations, net of tax	(232)	(698)	—

Income (loss) from discontinued operations	$(457)	$(1,028)	$883

6. Property and Equipment

        Property and equipment as of December 31, are summarized as follows (in thousands):

	2007	2006
Network equipment	$31,768	$25,862
Software development costs	11,540	8,392
Office furniture and equipment	7,674	6,581
Leasehold improvements	1,162	549

	52,144	41,384
Less accumulated depreciation and amortization	(24,678)	(23,310)

	$27,466	$18,074

        During 2007, the Company removed from service equipment with a remaining net book value at the date of disposal of $1.5 million, which was charged to depreciation expense. The equipment was in the Video and Audio Content Distribution segment and was removed from service and replaced with newer technology.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142) the Company performs an annual impairment test of its goodwill. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of the goodwill impairment loss, if any.

        The Company has identified two reporting units, as defined in SFAS 142, digital distribution and SourceEcreative, both of which have goodwill.

        Changes in the carrying value of goodwill by reporting unit for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Video and Audio Content Distribution	SourceEcreative	Total
Balance at December 31, 2005	$41,399	$1,998	$43,397
Finalization of MDX acquisition	110	—	110
Goodwill created by acquisition of FastChannel	22,038	—	22,038

Balance at December 31, 2006	63,547	1,998	65,545
Finalization of FastChannel acquisition and other adjustments	(12,318)	—	(12,318)
Goodwill created by acquisition of Pathfire	17,083	—	17,083
Goodwill created by acquisition of Point.360	36,567	—	36,567
Goodwill created by acquisition of GTN	5,078	—	5,078

Balance at December 31, 2007	$109,957	$1,998	$111,955

        Intangible assets are as follows (in thousands):

	Amortization Period	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2007
Customer relationships	8-20 years	$44,784	$(5,630)	$39,154
Brand name	10-20 years	15,634	(3,934)	11,700
On-line resource and database	3 years	724	(724)	—
Developed technology	7 years	220	(18)	202
Non-compete agreements	1-5 years	350	(43)	307

Total intangible assets		$61,712	$(10,349)	$51,363

December 31, 2006
Customer relationships	8-10 years	$21,902	$(2,596)	$19,306
Brand name	10-20 years	13,304	(2,907)	10,397
On-line resource and database	3 years	724	(560)	164

Total intangible assets		$35,930	$(6,063)	$29,867

        Intangible assets are amortized using the straight-line method over the periods shown above. Amortization expense related to intangible assets totaled $5.6, $3.8, and $2.3 million during the years

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows (in thousands):

2008	$5,467
2009	5,455
2010	5,455
2011	5,455
2012	5,383
Thereafter	24,148

$51,363

8. Accrued Liabilities

        Accrued liabilities consist of the following as of December 31 (in thousands):

	2007	2006
Interest payable	$400	$507
Interest payable to guarantor of MDX note payable (see Note 19)	—	332
Deferred rent	681	615
Employee compensation	1,920	432
Royalty obligations	416	935
Professional fees	782	506
Merger liabilities related to exit costs	675	1,952
Due to broker for unsettled Point.360 trades	—	1,149
Other	2,432	2,072

	$7,306	$8,500

9. Long-Term Debt

        Long-term debt as of December 31, is summarized as follows (in thousands):

	2007	2006
Term loan	$44,775	$19,600
Capital lease obligations	—	240

	44,775	19,840
Less current portion	(450)	(4,190)

	$44,325	$15,650

        In August 2007, the Company replaced its prior credit facility with an $85 million credit agreement (the "Credit Agreement") with a syndicate of financial institutions led by Bank of Montreal ("BMO"). The Credit Agreement consists of a $45 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver"). Borrowings under the Term Loan bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At December 31, 2007, borrowings under the Credit Agreement bore interest at a weighted average rate of 6.94%. The Term Loan formally matures in August 2013. However, the Company presently expects that mandatory prepayments, based on a percentage of excess cash flow (as defined),

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will shorten the maturity date to early in 2011. The Revolver matures in August 2012. The Credit Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Credit Agreement also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The Credit Agreement is guaranteed by all of the Company's subsidiaries and is collateralized by substantially all of the Company's assets. In connection with the Credit Agreement, the Company wrote off approximately $0.3 million in previously deferred loan origination fees related to the prior credit facility. As of December 31, 2007, the Company has recorded approximately $1.5 million in deferred loan origination fees which are being amortized over the term of Credit Agreement.

        The Company pays a nominal commitment fee each quarter for the unused portion of the Revolver. (At December 31, 2007, the entire $40.0 million Revolver is unused.) The Credit Agreement provides for scheduled principal payments on the Term Loan of $0.5 million per year through 2013. At December 31, 2007, the Company was in compliance with its loan covenants.

        From May 2006 to August 2007, the Company had a $35 million credit facility with Wachovia Bank, N.A. (the "Wachovia Facility"). The Wachovia Facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under the Wachovia Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined). The revolver was scheduled to mature in May 2009 and the term loan was scheduled to mature in June 2011. The Wachovia Facility contained financial covenants pertaining to (i) the maximum consolidated leverage ratio, (ii) the minimum consolidated fixed charge coverage ratio, and (iii) minimum net worth. The Wachovia Facility also contained a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provided for customary events of default. The Wachovia Facility was guaranteed by all of the Company's subsidiaries and was collateralized by substantially all of the Company's assets, excluding the stock and assets of its subsidiary that owns the assets acquired from MDX. At December 31, 2006, borrowings under the Wachovia Facility bore interest at 7.4%.

        On March 18, 2007, the Company amended and restated its $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. See Note 20.

10. Income Taxes

        The components of income (loss) before income taxes from continuing operations were as follows (in thousands):

	2007	2006	2005
United States	$18,175	$2,040	$(2,741)
Outside United States	196	717	—

Total	$18,371	$2,757	$(2,741)

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of deferred tax assets at December 31, were as follows (in thousands):

	2007	2006
Deferred Tax Assets:
Allowance for doubtful accounts	$665	$424
Unearned revenue	660	427
Accrued liabilities not yet deductible	431	1,108
Federal and State net operating loss carryforwards	40,131	32,006
Tax credit carryforwards	784	511
Impairment of Verance investment	1,845	1,845
Basis differences of property and equipment	450	145
Other	673	662

Total deferred tax assets	45,639	37,128
Less valuation allowance	(14,643)	(13,141)

Deferred tax assets after valuation allowance	30,996	23,987

Deferred Tax Liabilities:
Purchased intangible assets with no tax basis	(19,434)	(9,591)
Capitalized software basis difference	(2,809)	(1,696)
Unrealized gain on long-term investments	(4,086)	(166)

Total deferred tax liabilities	(26,329)	(11,453)

Net deferred tax assets	4,667	12,534
Less current portion	(1,756)	(2,290)

Noncurrent deferred tax assets	$2,911	$10,244

        The change in the net deferred tax assets between 2006 and 2007 did not entirely impact income tax expense as shown below (in thousands):

Net deferred tax assets, December 31, 2006	$12,534
Purchase accounting items that (increase) decrease goodwill:
Recognition of Fastchannel NOL carryfowards	12,225
Deferred tax liabilities created with acquisitions	(8,998)
Other	(288)
Deferred taxes shown in other comprehensive income	(3,243)
Deferred tax expense within continuing operations	(6,649)
Deferred tax expense within discontinued operations	(914)

Net deferred tax assets, December 31, 2007	$4,667

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of the provision (benefit) for income taxes are as follows (in thousands):

	2007	2006	2005
Current:
US Federal	$377	$92	$18
State	303	197	11
Foreign	172	82	—

	852	371	29
Deferred:
US Federal	5,801	1,063	(697)
State	848	68	(100)

	6,649	1,131	(797)
Valuation allowance	—	876	—

Provision (benefit) for income taxes	$7,501	$2,378	$(768)

        As of December 31, 2007, the Company was in a $0.7 million net refund position for current taxes, which is included in other current assets.

        Income tax expense (benefit) differs from the amounts that would result from applying the federal statutory rate of 34% to the Company's income (loss) before income taxes from continuing operations as follows (in thousands):

	2007	2006	2005
Expected tax expense (benefit)	$6,246	$937	$(932)
State and foreign income taxes, net of federal benefit	911	207	(88)
Other non-deductible items	198	358	252
Valuation allowance	—	876	—
Other	146	—	—

Provision (benefit) for income taxes	$7,501	$2,378	$(768)

        Federal net operating loss (NOL) carryforwards of $75.6 million and state NOL carryforwards of $17.6 million (exclusive of Pathfire) will expire on various dates ranging from 2011 to 2026. Utilization of these carryforwards will be limited on an annual basis to a maximum of approximately $17 million in 2008 through 2010, approximately $8 million in 2011, and approximately $1.5 million in 2012 and each year thereafter until 2019 as a result of previous business combinations, pursuant to Section 382 of the Internal Revenue Code.

        In 2007, the Company completed its assessment of the acquired Fastchannel NOL carryforwards and concluded that the realization of the NOL carryforwards was more likely than not. Therefore, the valuation allowance related to these NOL carryforwards was reversed as a reduction to goodwill.

        In addition, during 2007 the Company acquired Pathfire which had historical federal NOL carryforwards of approximately $120.0 million. The Company has determined that due to the change in control that occurred as a result of the acquisition, only approximately $35.1 million of Pathfire's federal NOL carryforwards will be realizable. The Company is currently performing an analysis to determine if there were any other changes in control that occurred prior to the acquisition that would further limit the utilization of the Pathfire federal NOL carryforwards. As such, the Company will maintain a full valuation allowance on the Pathfire NOL carryforwards until Pathfire's tax position can

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be completely assessed. In accordance with SFAS 109, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill.

        Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its net deferred tax assets.

        On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109 ("FIN 48"). Under FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. No adjustments were required in connection with adopting FIN 48.

        At both January 1, 2007 and December 31, 2007, the Company had approximately $0.9 million of state net operating loss carryforwards which were not recognized due to transfer pricing considerations. In the event that such net operating loss carryforwards are recognized, a corresponding liability pursuant to FIN 48 will be recorded, resulting in no net tax benefit or expense.

        Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of and for the three years ended December 31, 2007, the Company recognized no penalties or interest related to unrecognized tax benefits in its financial statements.

        The Company is subject to US federal income tax, United Kingdom income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.

11. Employee Benefit Plan

        The Company has a 401(k) retirement plan for all US based employees. Employees may contribute up to a maximum dollar limit for 2007 of $15,500. In September 2006, the Company began matching 1% of gross pay for those employees contributing at least 3% of their gross pay into the plan. Employees vest in the matched contribution after two years of employment. Employer contributions are funded concurrent with the employee contributions they matched. The Company made approximately $158,500 and $27,500 in matching contributions in 2007 and 2006, respectively to the plan and no matching contributions in 2005.

12. Stockholders' Equity

        On May 30, 2006 the Company's common stock was reverse split on a 1-for-10 basis. All references to share and per share data in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Restricted Stock

        In 2007, the Company granted 10,000 shares of common stock to its outside directors under a restricted stock agreement. The restricted stock agreement provides for vesting over 36 months and was 25% vested (or 2,500 vested shares) at December 31, 2007. None of the shares were forfeited during the year. Stock compensation expense related to those shares is recognized monthly as 1/36th of their

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value on the grant date of $0.2 million. As of December 31, 2007, there are 7,500 shares of restricted stock unvested and outstanding.

Warrants

        The Company has issued warrants to purchase common stock in connection with certain financing and leasing transactions as well as through common stock offerings. The warrants outstanding at December 31, 2007 expire on December 31, 2010. A summary of outstanding warrants at December 31, 2007, 2006 and 2005 and changes during the years then ended were as follows (in thousands, except exercise price amounts):

	2007		2006		2005
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	661	$10.00	708	$11.56	738	$23.00
Canceled	—	$—	(47)	$33.45	(30)	$14.40

Outstanding at end of the year	661	$10.00	661	$10.00	708	$11.56

        On December 21, 2005, Company approved a proposal to (i) extend the expiration date of fully-vested, outstanding warrants to purchase common stock of the Company held by Scott K. Ginsburg, Chairman and Chief Executive Officer, and Omar A. Choucair, Chief Financial Officer, until December 31, 2010, and (ii) reduce the strike price of the warrants to $10.00 per share. Prior to these modifications, Mr. Ginsburg held fully vested warrants as follows: (i) warrant to purchase 146,007 shares of common stock, exercise price $32.50, with an expiration date of December 20, 2006; (ii) warrant to purchase 154,846 shares of common stock, exercise price $32.50, with an expiration date of February 20, 2008: and (iii) warrant to purchase 350,973 shares of common stock, exercise price $14.40, with an expiration date of March 20, 2008. Prior to the approved modifications, Mr. Choucair held a fully vested warrant to purchase 8,666 shares of common stock, exercise price $14.40 and an expiration date of March 20, 2008. The modification had no effect on the Company's consolidated financial statements.

13. Stock Plans

        The Company has stock incentive plans as follows:

1992 Stock Option Plan

        Under the Company's 1992 Stock Option Plan, (the "1992 Plan"), the Company was permitted to issue up to 1,495,000 shares of common stock to employees, officers, directors and consultants. The exercise price and terms of the options granted were determined by the Board of Directors, provided that such price could not be less than the fair value of the common stock on the date of grant for incentive stock options or, in the case of non-statutory options, less than 85 percent of the fair value of the common stock on the date of grant. The options generally vest over four years. The 1992 Plan provided that, in the event of a change in control of the Company, executive officers of the Company would receive accelerated vesting for a portion of their unvested option shares. The options granted have a term of seven years. No options have been granted at less than fair value under this plan. As of December 31, 2006, the 1992 Plan had expired. As such, no shares are available for future grants. At December 31, 2007, 353,259 options are outstanding in the 1992 plan.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1995 Director Option Plan

        Under the Company's 1995 Director Option Plan (the "Director Plan"), the Company could issue up to 800,000 shares of common stock to non-employee directors. The Director Plan provided that each future non-employee director of the Company would automatically be granted an option to purchase 10,000 shares of common stock (the "First Option") on the date on which the optionee first became a non-employee director of the Company and an additional option to purchase 2,500 shares of common stock (the "Subsequent Option") on each anniversary date thereafter. The exercise price per share of all options granted under the Director Plan would be equal to the fair market value of a share of the Company's common stock on the date of grant. Shares subject to the First Option vest over 36 months, and the Subsequent Option shares vest over 12 months beginning with the month following the second anniversary of its date of grant. The options granted have a term of ten years. As of December 31, 2006, the Director Plan had expired and no shares are available for future grants. At December 31, 2007 25,000 options are outstanding in the Director Plan.

2006 Long-Term Stock Incentive Plan

        The 2006 Long-Term Stock Incentive Plan (the "2006 Plan") has been adopted to replace the Company's 1992 Plan and 1995 Director Option Plan. A total of 1,100,000 shares are subject to the 2006 Plan. The options generally vest over four years with 25% vesting upon the first anniversary of the grant with the remainder vesting ratably each month over the next thirty-six months. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the entire award.

        A summary of the Company's stock option activity for 2007 is presented below:

	2007
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	572,176	$11.71
Granted	53,500	$21.67
Exercised	(60,026)	$8.98
Canceled	(63,248)	$12.93

Outstanding at end of the year	502,402	$12.94

Exercisable at end of the year (vested)	295,283	$13.12

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$5.00—$9.99	258,234	5.7 years	$5.96	103,917	$5.32
$10.00—$12.49	34,760	2.3 years	$11.40	33,812	$6.15
$12.50—$15.00	42,360	1.4 years	$12.89	41,006	$11.00
$20.00—$44.00	167,048	4.0 years	$24.07	116,548	$22.83

$5.30—$44.00	502,402			295,283

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, there were 1,037,000 shares available for future grant under the Company's stock option plans.

        The weighted average fair value per share of options granted during the year was $14.27, $4.03 and $5.10 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The total intrinsic value of options exercised was approximately $624,000, $7,000 and $1,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

        The aggregate intrinsic value of options outstanding at December 31, 2007 was approximately $6,607,000. The aggregate intrinsic value of options vested at December 31, 2007 was approximately $3,324,000.

        Compensation costs related to options issued, but not yet vested, and therefore not yet recognized, at December 31, 2007 was $1.3 million, which will be recognized over the weighted-average remaining vesting period of 2.0 years.

        The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Number of options granted	53,500	306,000	9,000
Weighted average exercise price of options granted	$21.67	$5.82	$10.87
Volatility(1)	68%	86%	76%
Risk free interest rate(2)	5.1%	4.4%	4.0%
Expected term (years)(3)(4)	6.1	4.8	5.5
Expected annual dividends	None	None	None

(1)
Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)
The risk free rate for periods within the contractual term of the stock is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)
The expected term for 2007 and 2006 were calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB No. 107.

(4)
The Company assumes a forfeiture rate of zero in its fair value calculations due to the minimal turnover of option holders in its workforce.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies

        The Company leases facilities and equipment under non-cancelable operating leases.

        The table below summarizes the Company's contractual obligations, including estimated interest and amounts of escalating operating lease rental payments, at December 31, 2007 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (includes estimated interest)	$62,351	$3,642	$7,190	$7,032	$44,487
Operating leases	15,318	3,933	7,163	2,925	1,297
Employment contracts	2,381	1,483	898	—	—
Unconditional purchase obligations	5,964	2,337	3,627	—	—

Total contractual obligations	$86,014	$11,395	$18,878	$9,957	$45,784

        Rent expense (in thousands) totaled $3,244, $3,411, and $2,675 in 2007, 2006 and 2005, respectively.

        As of December 31, 2007, the Company had non-cancelable future minimum purchase commitments with its telephone and satellite service providers of approximately $1,887 for 2008, $2,174 for 2009 and $1,453 for 2010.

        The Company is involved in various legal actions arising from the ordinary course of business. Management does not believe the ultimate resolution of these matters will have a material effect on the Company's financial statements.

        As discussed in Note 15, the Company has entered into an agreement to acquire the Vyvx advertising services business. Closing of the transaction is subject to customary closing conditions and regulatory approvals. If it is determined the regulatory approvals will not be obtained, or closing of the transaction does not occur by September 30, 2008, then either party may terminate the agreement, provided such party was not the cause of such failure to close, and the Company shall be required to pay the seller a $10 million termination fee.

15. Pending Vyvx Purchase

        On December 18, 2007, the Company announced that it had entered into an Asset Purchase Agreement with Level 3 Communications, LLC ("Seller") pursuant to which the Company would acquire the Seller's Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, for $129 million in cash, subject to certain adjustments. Consummation of the transaction is subject to customary closing conditions and regulatory approvals. In response to the filing of the Company's Premerger Notification and Report Form in connection with this transaction, the Department of Justice has issued to the Company a request for additional information, or a "second request". The Company is in the process of responding to this request for additional information. The Company obtained a financing commitment from BMO Capital Markets for a six-year, $145 million senior secured credit facility and a two-year, $65 million senior unsecured bridge loan to fund the Vyvx advertising services business transaction and to refinance the Company's existing $85 million senior credit facility. Presently, the Company expects closing of the transaction to be completed in the second quarter of 2008. If it is determined the regulatory approvals will not be obtained, or closing of the transaction does not occur by September 30, 2008, then either party may

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminate the Asset Purchase Agreement, provided such party was not the cause of such failure to close, and the Company shall be required to pay the Seller a $10 million termination fee.

        On March 13, 2008, the Company amended and restated its $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. See Note 20.

16. Net Income (Loss) Per Share:

        Under SFAS No. 128, "Earnings per Share," the Company is required to compute its income (loss) per share under two different methods (basic and diluted). Basic income (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding as adjusted for the potential effect of dilutive securities such as stock options and warrants.

        A reconciliation of net income (loss) per basic and diluted share for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts):

	2007	2006	2005
Basic:
Income (loss) from continuing operations	$10,870	$379	$(1,973)
Income (loss) from discontinued operations	(457)	(1,028)	883

Net income (loss)	$10,413	$(649)	$(1,090)

Weighted average shares outstanding	16,631	10,568	7,378

Basic income (loss) per common share:
Continuing operations	$0.65	$0.04	$(0.27)
Discontinued operations	(0.02)	(0.10)	0.12

Total	$0.63	$(0.06)	$(0.15)

Diluted:
Weighted average shares outstanding	16,631	10,568	7,378
Add: Net effect of potentially dilutive shares	465	—	—

Total shares	17,096	10,568	7,378

Diluted income (loss) per common share:
Continuing operations	$0.64	$0.04	$(0.27)
Discontinued operations	(0.03)	(0.10)	0.12

Total	$0.61	$(0.06)	$(0.15)

Antidilutive securities not included:
Options and warrants	242	1,176	1,226

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information

        The Company's two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) creative research services ("SourceEcreative"). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes (in thousands).

	Year ended December 31, 2007
	Video and Audio Content Distribution		SourceEcreative	Consolidated Totals
Revenues	$92,343		$5,344	$97,687
Depreciation and amortization expense	12,518		347	12,865
Income from operations	16,732		2,320	19,052
Total assets	$243,165	(a)	$9,330	$252,495

	Year ended December 31, 2006
	Video and Audio Content Distribution		SourceEcreative	Consolidated Totals
Revenues	$64,911		$3,756	$68,667
Depreciation and amortization expense	8,162		401	8,563
Income from operations	8,624		1,677	10,301
Total assets	$171,091	(a)	$4,492	$175,583

	Year ended December 31, 2005
	Video and Audio Content Distribution		SourceEcreative	Consolidated Totals
Revenues	$49,971		$1,853	$51,824
Depreciation and amortization expense	5,954		394	6,348
Income (loss) from operations	(37)		286	249
Total assets	$110,643	(a)	$3,690	$114,333

(a)
Excludes inter-company receivables which have been eliminated in consolidation.

18. New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of SFAS 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in SFAS 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect SFAS 157 to have a material impact on its financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        SFAS 141(R), Business Combinations, was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

        SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, was issued in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company will adopt SFAS 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position, results of operations or cash flows.

19. Related Party Transaction

        In connection with the Company's acquisition of MDX in April 2005, a $6.5 million promissory note was issued to the seller of MDX. During the fourth quarter of 2006, the Company retired the entire remaining balance of this obligation of $5.0 million through a combination of issuing 259,177 shares of common stock valued at $3.0 million and cash of $2.0 million. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company's Chief Executive Officer and Chairman of the Board. Mr. Ginsburg's personal guarantee of the Company's debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company determined that the improved interest rate obtained as a direct result of the personal guarantee was worth approximately $0.6 million over the term of the loan. For the years ended December 31, 2006 and 2005 respectively, the Company has recognized additional interest expense of $0.3 million and $0.1 million associated with the guarantee.

20. Subsequent Event

        On March 13, 2008, the Company amended and restated its $85 million Credit Agreement (see Note 9) with a new six-year, $145 million senior credit facility (the "New Credit Facility") with its existing and two additional lenders. The New Credit Facility includes (i) a $65 million term loan A, which was funded at closing, (ii) a $50 million acquisition term loan A, which is expected to be used to fund a portion of the pending acquisition of the Vyvx advertising services business (see Note 15), and (iii) a $30 million revolving credit facility.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Unaudited Quarterly Financial Information (in thousands, expect per share amounts)

	Quarter Ended
	March 31, 2007	June 30, 2007(3)	September 30, 2007(4)	December 31, 2007
Revenues	$19,894	$21,689	$25,137	$30,967
Gross profit	11,024	12,941	13,947	18,186
Income from continuing operations	2,332	3,796	1,053	3,689
Income (loss) from discontinued operations	(133)	(4)	417	(737)

Net income	$2,199	$3,792	$1,470	$2,952

Basic income (loss) per share:
Continuing operations	$0.15	$0.24	$0.06	$0.21
Discontinued operations	(0.01)	—	0.03	(0.04)

Total	$0.14	$0.24	$0.09	$0.17

Diluted income (loss) per share:
Continuing operations	$0.15	$0.23	$0.06	$0.20
Discontinued operations	(0.01)	—	0.02	(0.04)

Total	$0.14	$0.23	$0.08	$0.16

	Quarter Ended
	March 31, 2006	June 30, 2006(1)	September 30, 2006(2)	December 31, 2006
Revenues	$13,034	$15,124	$18,769	$21,740
Gross profit	6,312	7,578	9,394	12,061
Income (loss) from continuing operations	632	1,060	(4,426)	3,113
Income (loss) from discontinued operations	118	32	(54)	(1,124)

Net income (loss)	$750	$1,092	$(4,480)	$1,989

Basic income (loss) per share:
Continuing operations	$0.08	$0.12	$(0.35)	$0.24
Discontinued operations	0.02	—	—	(0.09)

Total	$0.10	$0.12	$(0.35)	$0.15

Diluted income (loss) per share:
Continuing operations	$0.08	$0.12	$(0.35)	$0.24
Discontinued operations	0.02	—	—	(0.09)

Total	$0.10	$0.12	$(0.35)	$0.15

(1)
On May 31, 2006, the Company acquired FastChannel in a tax-free stock transaction. Accordingly, FastChannel has been included in the Company's results since the date of acquisition.

(2)
In September 2006, the Company determined that its investment in Verance was impaired. Accordingly, the Company wrote-down the value of its $4.8 million investment to zero and recorded additional amortization expense of $0.3 million to fully amortize the value of a license agreement it had with Verance.

(3)
On June 4, 2007, the Company acquired Pathfire. Accordingly, Pathfire has been included in the Company's results since the date of acquisition.

(4)
On August 13, 2007 and August 31, 2007, the Company acquired Point.360 and certain assets of GTN, respectively. Accordingly, Point.360 and GTN have been included in the Company's results since the respective dates of acquisition.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations(1)	Acquired	Write-offs (net)	Balance at End of Period
Allowance for Doubful Accounts
Year Ended:
December 31, 2005	$422	343	—	(274)	$491
December 31, 2006	$491	789	199	(433)	$1,046
December 31, 2007	$1,046	607	465	(402)	$1,716

(1)
Excludes amounts charged to discontinued operations of $37, $17, and, ($13), in 2007, 2006, and 2005, respectively.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of Registrant.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.
3.3(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant
3.4(c)	Bylaws of registrant, as amended to date.
4.1(d)	Form of Common Stock Certificate.
10.1(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*
10.2(d)	Form of Directors' and Officers' Indemnification Agreement.
10.3(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*
10.4(d)	Form of Restricted Stock Agreement.*
10.5(e)	Amendment and Restatement No. 5 of the Registration Rights Agreement, dated July 14, 1997, by and among the Registrant and certain of its security holders.
10.6(e)	Amended and Restated Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders
10.7(e)	Registration Rights Agreement, dated December 9, 1998, by and among the Registrant and certain of its security holders.
10.8(f)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.9(f)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.
10.10(f)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.
10.11(f)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.
10.12(f)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg
10.13(g)	Registration Rights Agreement, dated December 17, 1999, by and among the Registrant and certain of its security holders.
10.14(g)	Common Stock Purchase Agreement dated December 17, 1999 by and among the Registrant and investors listed in Schedule A thereto.
10.15(h)	Customer Service Agreement, dated September 12, 2002 between Digital Generation Systems, Inc. and Sprint Communications Company L.P.
10.16(i)	Employment Agreement, dated December 10, 2003, between Digital Generation Systems, Inc. and Omar A. Choucair, Chief Financial Officer.*
10.17(j)	Amendment to Employment Agreement between Digital Generation Systems and Omar A. Choucair dated March 24, 2005.*
10.18(k)	First Amended and Restated Agreement and Plan of Merger by and among Digital Generation Systems, Inc., DG Acquisition Corp. IV and FastChannel Network, Inc. dated as of January 13, 2006.

10.19(k)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Scott K. Ginsburg.*
10.20(k)	Amendment No. 2 to Warrant No. 1 by and among Registrant and Scott K. Ginsburg.*
10.21(k)	Amendment No. 2 to Warrant No. 2 by and among Registrant and Scott K. Ginsburg.*
10.22(k)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Omar A. Choucair.*
10.23(k)	Amendment No. 2 to Warrant by and among Registrant and Omar A. Choucair.*
10.24(l)	Employment Agreement, dated June 22, 2006, between the Company and Scott K. Ginsburg.*
10.25(l)	Amended and Restated Employment Agreement, dated June 22, 2006, between the Company and Omar A. Choucair.*
10.26(m)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*
10.27(m)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan.*
10.28(n)	Amended and Restated Credit Agreement dated as of May 31, 2006 by and among DG FastChannel, Inc. and Wachovia Bank, NA as Administrative Agent and Issuing Lender.
10.29(o)	Debt Settlement and Exchange Agreement dated November 20, 2006 by and among DG FastChannel, Inc., DG Systems Acquisition III Corporation and MDVX, Inc.
10.30(p)	Underwriting Agreement, dated December 14, 2006 by and among DG FastChannel, Inc., a selling stockholder and Oppenheimer & Co., Inc., as representative of the several underwriters named therein.
10.31(q)	Securities Purchase Agreement dated December 22, 2006, between DG FastChannel, Inc. and Midwood Capital Management, LLC, Midwood Capital Partners, L.P., and Midwood Capital Partners QP, L.P.
10.32(r)	Employment Agreement by and between Digital Generation Systems, Inc., and Pamela Maythenyi entered into as of the 31st day of August 2004.
10.33(r)
Amended and Restated Employment Agreement by and between Digital Generation Systems, Inc., and Neil Nguyen, entered into as of the 30th day of August 2006, but effective as of the 1st day of July 2006.
10.34(s)	Agreement and Plan of Merger and Reorganization by and among DG FastChannel, Inc., Point.360 and New360 dated April 16, 2007.
10.35(t)	Agreement and Plan of Merger among DG FastChannel, Inc., DG Acquisition Corp. V, Pathfire, Inc. and PFire Escrow, Inc. dated April 24, 2007.
10.36(u)	Asset Purchase Agreement by and among DG FastChannel, Inc., DGFC Acquisition Corp. V, GTN, Inc. and Douglas M. Cheek dated June 13, 2007.
10.37(v)	Credit Agreement among DG FastChannel, Inc., Bank of Montreal, as administrative agent, guarantors and lenders dated August 9, 2007.
10.38(w)	Employment Agreement by and between DG FastChannel, Inc. and Pamela Maythenyi entered into as of the 2nd of November 2007, but effective as of the 1st of September 2007.
10.39(x)	Asset Purchase Agreement among Level 3 Communications, LLC, Vyvx, LLC, Wiltel Communications, LLC and DG FastChannel, Inc. dated December 18, 2007.
21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.
23.2**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney. (included on the Signature Page).
31.1**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2**	Rule 13a-14(a)/15d-14(a) Certifications.
32.1**	Section 1350 Certifications.

(a)
Incorporated by reference to exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed March 27, 2003.

(b)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed November 14, 2006.

(c)
Incorporated by reference to the exhibit bearing the same title filed with Registrant's Current Report on Form 8K filed April 13, 2007.

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

(h)
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

(k)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed on March 28, 2006.

(l)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed June 27, 2006.

(m)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Definitive Proxy filed July 24, 1996.

(n)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed August 14, 1996.

(o)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed November 22, 2006.

(p)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed December 19, 2006.

(q)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed December 28, 2006.

(r)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Annual Report on Form 10-K/A filed April 27, 2007.

(s)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed April 17, 2007.

(t)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed April 25, 2007.

(u)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed June 19, 2007.

(v)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed August 13, 2007.

(w)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed December 10, 2007.

(x)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed December 21, 2007.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.