Form 10-Q
period 2008-03-31
DG FastChannel, Inc
filed 2008-05-09
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 30, 2008, the Registrant had 17,923,882 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the United States Securities and Exchange Commission on March 17, 2008, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

PART I.     FINANCIAL INFORMATION

ITEM I.                    FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$34,054	$10,101
Accounts receivable (less allowance for doubtful accounts of $1,746 in 2008 and $1,716 in 2007)	24,032	26,516
Deferred income taxes	1,756	1,756
Other current assets	2,173	2,160

Total current assets	62,015	40,533

Property and equipment, net	27,170	27,466
Long-term investments	9,070	15,001
Goodwill	112,307	111,955
Deferred income taxes, net	3,349	2,911
Intangible assets, net	49,991	51,363
Other noncurrent assets	6,524	3,266

TOTAL ASSETS	$270,426	$252,495

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$2,484	$5,464
Accrued liabilities	7,394	7,306
Deferred revenue	2,484	2,193
Current portion of long-term debt	13,650	450

Total current liabilities	26,012	15,413

Deferred revenue, net of current portion	501	628
Long-term debt, net of current portion	51,350	44,325

TOTAL LIABILITIES	77,863	60,366

Commitments and contingencies (notes 12 and 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 17,966 issued and 17,910 outstanding at March 31, 2008; 17,963 issued and 17,907 outstanding at December 31, 2007	18	18
Additional capital	368,656	368,488
Accumulated deficit	(177,778)	(180,945)
Accumulated other comprehensive income	2,520	5,421
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS’ EQUITY	192,563	192,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,426	$252,495

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the three months ended March 31,
	2008	2007
Revenues:
Video and audio content distribution	$27,755	$18,620
Other	1,462	1,274

Total revenues	29,217	19,894
Cost of revenues (exclusive of depreciation and amortization shown below):
Video and audio content distribution	11,515	8,704
Other	150	166

Total cost of revenues	11,665	8,870
Operating expenses:
Sales and marketing	1,799	1,362
Research and development	1,138	476
General and administrative	4,188	2,584
Depreciation and amortization	3,291	2,545

Total operating expenses	10,416	6,967

Income from operations	7,136	4,057
Other (income) expense:
Unrealized loss on derivative warrant investment	1,093	—
Interest income and other (income) expense, net	(124)	(196)
Interest expense	887	370

Income before income taxes from continuing operations	5,280	3,883
Provision for income taxes	2,113	1,551

Income from continuing operations	3,167	2,332

Loss from discontinued operations	—	(133)

Net income	$3,167	$2,199

Basic net income (loss) per common share:
Continuing operations	$0.18	$0.15
Discontinued operations	—	(0.01)

Total	$0.18	$0.14

Diluted net income (loss) per common share:
Continuing operations	$0.17	$0.15
Discontinued operations	—	(0.01)

Total	$0.17	$0.14

Weighted average common shares outstanding:
Basic	17,909	15,844
Diluted	18,412	16,148

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2007	17,963	$18	(56)	$(853)	$368,488	$5,421	$(180,945)	$192,129

Exercise of stock options	—	—	—	—	3	—	—	3

Costs of issuing stock	—	—	—	—	(9)	—	—	(9)
Issuance of common stock under employee stock purchase plan	2	—	—	—	53	—	—	53

Share-based compensation	1	—	—	—	121	—	—	121

Comprehensive income:
Currency translation adjustment	—	—	—	—	—	2	—	2

Unrealized loss on long-term investments (net of tax benefit of $1,934)	—	—	—	—	—	(2,903)	—	(2,903)

Net income	—	—	—	—	—	—	3,167	3,167
Total comprehensive income								266

Balance at March 31, 2008	17,966	$18	(56)	$(853)	$368,656	$2,520	$(177,778)	$192,563

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,167	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,936	1,424
Amortization of intangibles	1,355	1,121
Unrealized loss on warrants	1,093	—
Deferred income taxes	1,497	1,452
Gain on disposal of discontinued operations, net of tax	—	(15)
Provision for doubtful accounts	87	58
Share-based compensation	121	86
Changes in operating assets and liabilities:
Accounts receivable	2,397	(713)
Other assets	(1,524)	(228)
Accounts payable and accrued liabilities	(3,244)	(3,168)
Deferred revenue	164	59

Net cash provided by operating activities	7,049	2,275

Cash flows from investing activities:
Purchases of property and equipment	(541)	(905)
Capitalized costs of developing software	(1,100)	(535)
Purchases of long-term investments	—	(607)
Proceeds from sale of property and equipment	—	236
Proceeds from sale of discontinued operations	—	425

Net cash used in investing activities	(1,641)	(1,386)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	47	60
Borrowings under long-term debt, net of costs of financing	63,271	—
Repayments of long-term debt	(44,775)	(850)

Net cash provided by (used in) financing activities	18,543	(790)

Effect of exchange rate changes on cash and cash equivalents	2	1
Net increase in cash and cash equivalents	23,953	100
Cash and cash equivalents at beginning of period	10,101	24,474

Cash and cash equivalents at end of period	$34,054	$24,574

Cash paid for interest	$1,036	$513
Cash paid for income taxes	$88	$181

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

DG FastChannel, Inc. and subsidiaries (the “Company”) is a provider of digital technology services that enable the electronic delivery of video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. The Company operates two nationwide digital networks out of its Network Operation Centers (NOCs) located in Irving, Texas and Atlanta, Georgia, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year amounts to current year classifications. Revenues presented in the financial statements are net of sales taxes collected.

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

Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for the Company on January 1, 2008.  However, in February 2008, the FASB released FASB Staff Position (FSP SFAS 157-2 — Effective Date of FASB Statement No. 157), which delayed until January 1, 2009 the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  See Note 2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 was effective for the Company on January 1, 2008.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  Under SFAS 141(R), contingent consideration arrangements will be valued at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred.  SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  The provisions of SFAS 141(R) and SFAS 160 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS 160 on our financial statements.  The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

2.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP SFAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

As of March 31, 2008, the Company only has assets that are measured at fair value on a recurring basis which are summarized below (in thousands):

	Fair Value Measurements at March 31, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Available-for-sale securities	$7,848	$—	$—	$7,848
Derivatives	—	1,222	—	1,222
Total	$7,848	$1,222	$—	$9,070

3.  INVESTMENTS

Enliven

On May 7, 2007, the Company purchased 10,750,000 shares of Enliven Marketing Technologies Corporation (“Enliven”) common stock, formerly known as Viewpoint Corporation, or about 13% of Enliven’s then outstanding shares, in a private transaction directly from Enliven at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Enliven issued the Company warrants to purchase an additional 2,687,500 shares of Enliven common stock at a price of $0.45 per share. The warrants became exercisable on November 7, 2007 and expire on November 7, 2010. The following summarizes the Company’s investment in Enliven (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Common Stock	Warrants	Total	Common Stock	Warrants	Total

Fair value	$7,848	$1,222	$9,070	$12,685	$2,316	$15,001
Less cost basis	3,856	609	4,465	3,856	609	4,465
Unrealized gain	$3,992	$613	$4,605	$8,829	$1,707	$10,536

     The Company determined the fair value of its investment in Enliven common stock based on quoted market prices on the NASDAQ Capital Market under the ticker symbol “ENLV.”

     The Company has accounted for the common stock portion of its investment as “available for sale securities” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has recorded the change in fair value of the common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. The Company has determined the warrant component of the investment meets the definition of a derivative instrument in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires changes in fair value attributable to the warrant to be recorded in the statement of income. The value at which the warrant component is recorded is calculated using the Black-Scholes pricing model. The variables used in the model were as follows: stock price at March 31, 2008 of $0.73, volatility of 87%, expected life of 2.6 years, dividend rate of none, and risk free interest rate of 1.80%.

On May 8, 2008, the Company announced that it had entered into a definitive agreement with Enliven to acquire all outstanding shares of Enliven in a tax free stock-for-stock transaction (see Note 13).

4.   DISCONTINUED OPERATIONS

                Discontinued operations represent the results of our StarGuide Digital Networks, Inc. (“StarGuide”) and Corporate Computer Systems, Inc. (“CCS”) subsidiaries prior to the sale of their assets in 2007.  The CCS assets were sold in March 2007 resulting in a nominal gain.  The StarGuide assets were sold in July 2007 resulting in a pretax gain of approximately $0.7 million.  Gross proceeds received from both sales were approximately $3.1 million.  In accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the financial data for these businesses has been presented as discontinued operations.

Operating results of discontinued operations for the three months ended March 31, 2007 were as follows (in thousands):

Three Months
Ended March 31,
2007
Revenues	$428
Cost of revenues	250
Depreciation and amortization	1
Operating expenses	419
Loss from discontinued operations	(242)
Income tax benefit	94
Gain on disposal of discontinued operation, net of tax	15
Loss from discontinued operations	$(133)

5. SHARE-BASED COMPENSATION

The Company issued 10,000 options during the three months ended March 31, 2008 and none in the three months ended March 31, 2007.  The options issued in 2008 had a fair value of $0.1 million calculated using the Black-Scholes option pricing model assuming an exercise price of $19.46, volatility of 70%, risk free interest rate of 2.5%, an expected term of 6.25 years and no dividends.

During the three months ended March 31, 2008 and 2007 the Company recognized approximately $121,000 and $86,000 in share-based compensation expense related to employee stock options and restricted stock grants.  As of March 31, 2008 the total compensation costs related to non-vested awards not yet recognized was approximately $1.3 million which will be recognized as expense over the next four years.

6. LONG-TERM DEBT

In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the “New Credit Facility”).  The New Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  As of March 31, 2008, the Term Loans have been fully funded and no amounts are outstanding pursuant to the Acquisition Loans or the Revolving Loans.  It is anticipated that the Acquisition Loans and the Revolving Loans will be drawn upon in connection with the pending acquisition of the Vyvx advertising services business.  Borrowings under the New Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At March 31, 2008, borrowings under the New Credit Facility bore interest at a weighted average interest rate of 5.0%.

The Company has also obtained an additional financing commitment for a two-year, $65 million subordinated unsecured term loan to fund a portion of the pending Vyvx transaction (see Note 12).

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The New Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The New Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The New Credit Facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.  As of March 31, 2008, the Company was in compliance with all financial and restrictive covenants under the New Credit Facility.

Prior to entering into the New Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by Bank of Montreal (“BMO”).  That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility.  Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).

Prior to entering into the agreement with BMO in August 2007, the Company had a $35 million credit facility with Wachovia Bank, N.A. That facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under that facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined).

For the dates below, long-term debt was as follows (in thousands):

	March 31, 2008	December 31, 2007
Term loans	$65,000	$44,775
Revolving credit facility	—	—
	65,000	44,775
Less current portion	(13,650)	(450)
	$51,350	$44,325

7. INCOME TAXES

We are subject to U.S. federal income tax, United Kingdom income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.

The Company acquired approximately $35.1 million in federal NOL carryforwards in its acquisition of Pathfire, Inc. (“Pathfire”) and has maintained a full valuation allowance related to such NOL carryforwards.  The Company will maintain a full valuation allowance on Pathfire’s NOL carryforwards until Pathfire’s tax position can be completely assessed. In accordance with SFAS No. 109, Accounting for Income Taxes, any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its recognized net deferred tax assets.

For the three months ended March 31, 2008 and 2007 the Company’s effective tax rate was 40%.  Income tax expense for the three months ended March 31, 2008 increased $0.6 million or 36% as a result of the increase in income before taxes.

8. EARNINGS PER SHARE

Under SFAS No. 128, Earnings per Share, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding, as adjusted for the potential effect of dilutive securities such as stock options and warrants, during the period.

Earnings per share data for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$3,167	$2,332
Loss from discontinued operations	—	(133)
Net income	$3,167	$2,199

Basic:
Weighted average shares outstanding	17,909	15,844

Basic income (loss) per common share:
Continuing operations	$0.18	$0.15
Discontinued operations	—	(0.01)
Total	$0.18	$0.14

Diluted:
Weighted average shares outstanding	17,909	15,844
Add net effect of potentially dilutive shares	503	304
Total shares	18,412	16,148

Diluted income (loss) per common share:
Continuing operations	$0.17	$0.15
Discontinued operations	—	(0.01)
Total	$0.17	$0.14

Antidilutive securities not included:
Options and warrants	167	136

For the three months ended March 31, 2008, 167,048 options with a weighted average exercise price of $24.07 per share had exercise prices above the average market price of $21.11 and were excluded from the computation of diluted income per common share.

For the three months ended March 31, 2007, 135,761 options with a weighted average exercise price of $25.20 per share had exercise prices above the average market price of $13.81 and were excluded from the computation of diluted income per common share.

9. SEGMENT INFORMATION

The Company’s two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence, and (ii) creative research services (“SourceEcreative”). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three Months Ended March 31, 2008
	Video and Audio Content Distribution		SourceEcreative	Consolidated
Revenues	$27,755		$1,462	$29,217
Depreciation and amortization	3,246		45	3,291
Income from operations	6,471		665	7,136
Total assets	$265,703	(a)	$4,723	$270,426

	Three Months Ended March 31, 2007
	Video and Audio Content Distribution		SourceEcreative	Consolidated
Revenues	$18,620		$1,274	$19,894
Depreciation and amortization	2,437		108	2,545
Income from operations	3,565		492	4,057
Total assets	$168,212	(a)	$5,397	$173,609

(a)          Excludes intercompany receivables, which have been eliminated in consolidation.

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

11.  PRO FORMA INFORMATION

The Company completed the acquisitions of (i) Pathfire, Inc. on June 4, 2007, (ii) Point.360 on August 13, 2007, and (iii) the media services assets of GTN, Inc. on August 31, 2007.  These businesses have been included in the Company’s results of operations since the respective dates of acquisition.  The following pro forma information details the results from continuing operations as if the above referenced transactions (Pathfire, Point.360 and GTN) had occurred on January 1, 2007 (in thousands, except per share amounts).  A table of actual amounts is provided for reference:

	Three Months Ended March 31, 2007
	As Reported	Pro Forma

Revenue	$19,894	$30,456
Income from continuing operations	2,332	1,449

Income per common share from continuing operations:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08

The Company included in the purchase price of its acquired businesses an amount of $1.6 million for employee severance and office closures for redundancies to be eliminated. As of December 31, 2007, reserves of approximately $0.7 million were unpaid, all of which have been paid as of March 31, 2008.

12.   PENDING VYVX PURCHASE

In December 2007, the Company entered into a definitive agreement with Level 3 Communications, Inc. (“Level 3”) to acquire the Vyvx advertising services business including its distribution, post-production and related operations.  Pursuant to the terms of the asset purchase agreement, the Company will pay Level 3 $129 million in cash, subject to certain adjustments, for the Vyvx advertising services business.  The Company has obtained a financing commitment from BMO Capital for a two-year, $65 million subordinated unsecured term loan to fund a portion of the transaction, with the balance being funded from (i) cash on hand and (ii) proceeds from the New Credit Facility.  In response to the filing of the Company’s Premerger Notification and Report Form in connection with this transaction, the Department of Justice has issued to the Company a request for additional information, or a “second request.”  The Company has recently responded to this second request and now expects closing of the transaction to be completed in the second quarter of 2008, subject to the satisfaction of regulatory and other customary closing conditions.  If it is determined the regulatory approvals will not be obtained, or closing of the transaction does not occur by September 30, 2008, then either party may terminate the agreement, provided such party was not the cause of such failure to close, and the Company may be required to pay to Level 3 a $10 million termination fee.

13.   SUBSEQUENT EVENT

On May 8, 2008, the Company announced that it had entered into a definitive agreement with Enliven to acquire all outstanding shares of Enliven in a tax free stock-for-stock transaction.  The Company estimates the purchase price of Enliven will be approximately $98 million, inclusive of approximately $4.5 million of Enliven’s debt.  Pursuant to the terms of the merger agreement, a wholly-owned subsidiary of DG FastChannel will merge into Enliven.  In the merger, each outstanding share of Enliven common stock will be converted into 0.051 shares of DG FastChannel common stock.  In the aggregate, DG FastChannel expects to issue approximately 4.5 million shares of DG FastChannel common stock (exclusive of shares already owned by DG FastChannel) in the transaction with the equity valued at approximately $83.3 million.  Upon consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with current DG FastChannel shareholders owning approximately 80.0%, and current Enliven shareholders owning approximately 20.0% of the combined enterprise.  DG FastChannel will assume Enliven’s outstanding debt.  The merger, which is expected to be completed in the third quarter of 2008, is subject to (i) the approval of DG FastChannel and Enliven shareholders, (ii) regulatory approval, and (iii) customary closing conditions.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need for additional capital to fund our pending acquisition of Vyvx’s advertising services business and our technology development programs; our potential inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; our dependence upon a small number of large customers; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements and other media content from advertising agencies and other content providers to traditional broadcasters and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission.

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

•                  On August 13, 2007, we purchased all the remaining outstanding shares of Point.360 we did not previously own in exchange for 2.0 million shares of our common stock. Immediately prior to the exchange, Point.360 contributed its post production operations to a newly-formed and wholly-owned subsidiary of Point.360 (“New 360”) and distributed the New 360 shares to its shareholders (other than the Company) on a pro rata basis. As a result, at the consummation of the exchange offer, Point.360’s business consisted solely of its advertising distribution operation. As required, shortly after closing we retired $7.0 million in debt and paid certain seller transaction costs and working capital adjustments. The acquisition of Point.360 expanded our customer base and resulted in certain operating synergies. Point.360 has been included in our results since the date of acquisition.

•                  On May 7, 2007, we purchased 10,750,000 shares of Enliven Marketing Technologies Corporation (“Enliven”) common stock, or about 13% of Enliven’s then outstanding shares, in a private transaction directly from Enliven at a price of $0.40 per share, for an aggregate amount of $4.5 million including transaction costs. As part of the transaction, Enliven issued the Company warrants to purchase an additional 2,687,500 shares of Enliven common stock at a price of $0.45 per share. The warrants became exercisable on November 7, 2007 and expire on November 7, 2010.

Further, the Company entered into a strategic relationship with Enliven pursuant to a Reseller Agreement by which the Company intends to integrate its media services platform with Enliven’s Unicast advertising solutions technology. This online video partnership, using Enliven’s Unicast technology, enables brands and advertisers to convert their traditional and broadcast video assets into cutting-edge display ads that are pre-certified across thousands of websites.

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

•                  On August 31, 2007, we acquired substantially all the assets of privately-held GTN for $8.5 million in cash (net of selling GTN’s post production assets immediately following closing for $3.0 million in cash). GTN provides media services primarily on behalf of the automotive industry. GTN has been included in our results since the date of acquisition.

•                  On December 18, 2007, we entered into an agreement to purchase Vyvx’s advertising services business including its distribution, post-production and related operations for $129 million in cash, subject to certain adjustments. The consummation of the merger is subject to customary conditions and regulatory approvals.  We anticipate that the acquisition of Vyvx’s advertising services business will be completed during the second quarter of 2008.

•                  On March 13, 2008, we replaced our $85 million credit facility with a new six-year, $145 million senior credit facility (the “New Credit Facility”) with our existing and two additional lenders. The New Credit Facility includes (i) $65 million of term loans (“Term Loans”), which were funded at closing, (ii) $50 million of acquisition loans (“Acquisition Loans”), which are expected to be used to fund a portion of the pending acquisition of the Vyvx advertising services business (see Note 12), and (iii) $30 million of revolving loans (“Revolving Loans”).   The Company has also

obtained an additional financing commitment for a two-year, $65 million subordinated unsecured term loan to fund a portion of the pending Vyvx transaction (see Note 12).

•                  On May 8, 2008, the Company announced that it had entered into a definitive agreement with Enliven to acquire all outstanding shares of Enliven in a tax free stock-for-stock transaction.  The Company estimates the purchase price of Enliven will be approximately $98 million, inclusive of approximately $4.5 million of Enliven’s debt.  Pursuant to the terms of the merger agreement, a wholly-owned subsidiary of DG FastChannel will merge into Enliven.  In the merger, each outstanding share of Enliven common stock will be converted into 0.051 shares of DG FastChannel common stock.  In the aggregate, DG FastChannel expects to issue approximately 4.5 million shares of DG FastChannel common stock (exclusive of shares already owned by DG FastChannel) in the transaction with the equity valued at approximately $83.3 million.  Upon consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with current DG FastChannel shareholders owning approximately 80.0%, and current Enliven shareholders owning approximately 20.0% of the combined enterprise.  DG FastChannel will assume Enliven’s outstanding debt.  The merger, which is expected to be completed in the third quarter of 2008, is subject to (i) the approval of DG FastChannel and Enliven shareholders, (ii) regulatory approval, and (iii) customary closing conditions.

Results of Operations

The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2008	Three Months Ended
	March 31,		vs.	March 31,
	2008	2007	2007	2008	2007
Revenues	$29,217	$19,894	46.9%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	11,665	8,870	31.5	39.9	44.6
Sales and marketing	1,799	1,362	32.1	6.2	6.8
Research and development	1,138	476	139.1	3.9	2.4
General and administrative	4,188	2,584	62.1	14.3	13.0
Depreciation and amortization	3,291	2,545	29.3	11.3	12.8
Total costs and expenses	22,081	15,837	39.4	75.6	79.6

Income from operations	7,136	4,057	75.9	24.4	20.4

Other (income) expense:
Unrealized loss on derivative warrant	1,093	—	—	3.7	—
Interest expense	887	370	139.7	3.0	1.9
Interest income and other	(124)	(196)	(36.7)	(0.4)	(1.0)

Income before income taxes	5,280	3,883	36.0	18.1	19.5
Provision for income taxes	2,113	1,551	36.2	7.3	7.8

Income from continuing operations	$3,167	$2,332	35.8	10.8	11.7

(a)         Excludes depreciation and amortization.

2008 versus 2007

Revenues.     For the three months ended March 31, 2008, revenues increased $9.3 million, or 46.9%, as compared to the same period in the prior year.  The increases were $9.1 million and $0.2 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) the additional customers acquired in the Pathfire, Point.360 and GTN transactions, (ii) additional political advertising revenue, and (iii) a $2.7 million increase in high definition (“HD”) revenue ($3.7 million in 2008 vs. $1.0 million in 2007).

Cost of Revenues.     For the three months ended March 31, 2008, cost of revenues increased $2.8 million, or 31.5%, as compared to the same period in the prior year.  The 31.5% increase in cost of revenues compares to a 46.9% increase in revenues.  As a percentage of revenues, cost of revenues decreased to 39.9% in the current period as compared to 44.6% in the same period in the prior year.  The decrease, on a percentage basis, is primarily attributable to the elimination of duplicative personnel, facilities, telecommunications and other expenses following the acquisitions of Pathfire, Point.360 and GTN.

Sales and Marketing.     For the three months ended March 31, 2008, sales and marketing expense increased $0.4 million, or 32.1%, as compared to the same period in the prior year.  The increase is primarily attributable to increased salaries, commissions and related expenses associated with a larger sales force in support of the increased customer base, particularly related to the acquisition of Pathfire.  As a percentage of revenues, sales and marketing expenses decreased to 6.2% in the current period as compared to 6.8% in the same period in the prior year.  The decrease, on a percentage basis, is primarily attributable to efficiencies gained as a result of having a consolidated sales force following our recent acquisitions.

Research and Development.     For the three months ended March 31, 2008, research and development costs increased $0.7 million, or 139.1%, as compared to the same period in the prior year.  The increase is primarily attributable to increased spending for payroll, benefits and consulting necessary to develop new technologies and service the network after the acquisitions of Point.360 and GTN.  Further, $0.5 million of the increase relates to the addition of Pathfire.  Pathfire operates a network separate from DG FastChannel’s network.  The Pathfire network is a back-up to the DG FastChannel network.

General and Administrative.     For the three months ended March 31, 2008, general and administrative expense increased $1.6 million, or 62.1%, as compared to the same period in the prior year.  The increase is primarily attributable to higher (i) personnel costs ($0.5 million) to support the Company’s larger customer base and  (ii) audit and tax fees ($0.5 million) partly associated with the timing of audit work performed and partly associated with the increased complexity of the Company as a result of its recent acquisitions.

Depreciation and Amortization.     For the three months ended March 31, 2008, depreciation and amortization expense increased $0.7 million, or 29.3%, as compared to the same period in the prior year.  The increase is primarily attributable to amortization of certain intangible assets acquired in the Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.

Unrealized Loss on Derivative Warrant.     For the three months ended March 31, 2008, the fair value of the Company’s investment in a derivative warrant related to Enliven decreased by $1.1 million.  The warrant meets the definition of a derivative instrument which requires changes in the value of the warrant to be recorded in the statement of income.  Since the purchase of the Enliven warrant occurred in the second quarter of 2007, there was no unrealized gain or loss in the prior year period.

Interest Expense.     For the three months ended March 31, 2008, interest expense increased $0.5 million as compared to the same period in the prior year.  The increase was due to increased borrowings in connection with the acquisitions of Pathfire, Point.360 and GTN, offset by a decrease in interest rates.

Interest Income and Other, net.     For the three months ended March 31, 2008, interest income and other, net decreased $0.1 million as compared to the same period in the prior year.  The decrease was due to (i) a decrease in the average amount of cash on hand and (ii) a decline in interest rates.

Provision for Income Taxes.     For the three months ended March 31, 2008, the provision for income taxes was 40.0% of income before income taxes as compared to 39.9% for the same period in the prior year.  The provisions for both periods differ from the expected federal statutory rate of 34.0% as a result of state and foreign income taxes and certain non-deductible expenses.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$34,054	$10,101
Accounts receivable, net	24,032	26,516
Property and equipment, net	27,170	27,466
Long-term investments	9,070	15,001
Deferred income taxes, net	5,105	4,667
Goodwill and intangible assets, net	162,298	163,318

Liabilities:
Accounts payable and accrued liabilities	9,878	12,770
Debt	65,000	44,775

Stockholders’ equity	192,563	192,129

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The increase in cash and cash equivalents from December 31, 2007 relates to entering into the New Credit Facility in March 2008 and funding the $65 million of Term Loans.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 75 days and 79 days as of March 31, 2008 and December 31, 2007, respectively.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  For the last few years, purchases of property and equipment (excluding acquisition activity) have been approximately $5 million to $7 million per year (including capitalized costs of developing software).  For the three months ended March 31, 2008, purchases of property and equipment were $0.5 million and capitalized costs of developing software were $1.1 million.

Long-term investments consisted of an investment in Enliven common stock and warrants at March 31, 2008 and December 31, 2007.  The decrease relates to a decline in the market value of Enliven common stock and warrants during the three months ended March 31, 2008.

Deferred income taxes, net relates primarily to Federal and state net operating loss carryforwards, slightly offset by the excess book basis over the tax basis of certain identifiable intangibles.

Goodwill and intangible assets, net were recorded in connection with the acquisitions of various businesses.  Goodwill and intangible assets, net decreased as a result of the amortization of certain intangible assets.

Accounts payable and accrued liabilities decreased $2.9 million during the three months ended March 31, 2008.  The decrease relates primarily to the timing of when certain payments are made.

Debt increased $20.2 million during the three months ended March 31, 2008 as a result of the Company replacing its $85 million credit facility with the $145 million New Credit Facility in March 2008.  In connection with such replacement, the Company repaid its previous $45 million term loan facility and fully funded the $65 million of Term Loans at closing.

Stockholders’ equity increased $0.4 million during the three months ended March 31, 2008.  The increase relates primarily to reporting net income of $3.2 million, partially offset by a $2.9 million decrease in the value of its investment in the common stock of Enliven.

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$3,167	$2,199
Depreciation and amortization	3,291	2,545
Unrealized loss on warrants	1,093	—
Deferred income taxes and other	1,705	1,581
Changes in operating assets and liabilities	(2,207)	(4,050)
Total	7,049	2,275

Investing activities:
Purchases of property and equipment	(541)	(905)
Capitalized costs of developing software	(1,100)	(535)
Purchases of long-term investments	—	(607)
Other	—	661
Total	(1,641)	(1,386)

Financing activities:
Borrowings (repayments) of debt, net	18,496	(850)
Other	47	60
Total	18,543	(790)

Effect of exchange rate changes on cash	2	1

Net increase in cash and cash equivalents	$23,953	$100

The Company generates cash from net income after adding back certain non cash expenditures such as depreciation and amortization.  This cash is typically used to purchase property and equipment, make strategic investments and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility or issuing equity instruments.

For the three months ended March 31, 2008, the Company generated $7.1 million from operating activities. A portion of this cash was used to purchase property and equipment and develop internally used software.

In December 2007, the Company entered into a definitive agreement with Level 3 Communications, Inc. (“Level 3”) to acquire the Vyvx advertising services business including its distribution, post-production and related operations.  Pursuant to the terms of the asset purchase agreement, the Company will pay Level 3 $129 million in cash, subject to certain adjustments, for the Vyvx advertising services business.  The Company also has obtained a financing commitment from BMO Capital Markets (“BMO Capital”) for a two-year, $65 million subordinated unsecured term loan to fund a portion of the transaction, with the balance being funded from (i) cash on hand and (ii) proceeds from the New Credit Facility (discussed below).  In response to the filing of the Company’s Premerger Notification and Report Form in connection with this transaction, the Department of Justice has issued to the Company a request for additional information, or a “second request.”  The Company has recently responded to this second request and now expects closing of the transaction to be completed in the second quarter of 2008, subject to the satisfaction of regulatory and other customary closing conditions.  If it is determined the regulatory approvals will not be obtained, or closing of the transaction does not occur by September 30, 2008, then either party may terminate the agreement, provided such party was not the cause of such failure to close, and the Company may be required to pay Level 3 a $10 million termination fee.

In March 2008, the Company replaced its $85 million credit agreement with the six-year, $145 million New Credit Facility with its existing and two additional lenders.  The New Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  As of March 31, 2008, the Term Loans have been fully funded and no amounts are outstanding pursuant to the Acquisition Loans or the Revolving Loans.  It is anticipated that the Acquisition Loans and the Revolving Loans will be drawn upon in connection with the pending acquisition of the Vyvx advertising services business.  Borrowings under the New Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At March 31, 2008, borrowings under the New Credit Facility bore interest at a weighted average annual interest rate of 5.0%.

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The New Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The New Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default. The New Credit Facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of the Company’s assets.   As of March 31, 2008, the Company is in compliance with all financial and restrictive covenants under the New Credit Facility.

The Company expects to use cash in connection with (i) closing the Vyvx transaction, (ii) the organic growth of its business, (iii) the purchase of property and equipment in the normal course, and (iv) the acquisition of similar and/or ancillary businesses.

As of March, 31, 2008, the Company’s sources of liquidity included (i) $34.1 million of cash on hand, (ii) $80.0 million of availability under the New Credit Facility, and (iii) the potential issuance of additional debt and/or equity, including the financing commitment from BMO Capital for $65 million of subordinated unsecured term loans.  In addition, the Company has filed a shelf registration statement with the SEC for the issuance of (i) up to 3.5 million shares of its common stock, and (ii) up to $25 million of preferred stock.  The SEC has reviewed the shelf registration statement and has notified the Company it has no further comments at this time.  The Company believes it could request effectiveness of the shelf registration statement at any time.

The Company believes its (i) cash on hand and (ii) cash generated from operating and financing activities will satisfy its capital needs for the next 12 months.

On May 8, 2008, the Company announced that it had entered into a definitive agreement with Enliven to acquire all outstanding shares of Enliven in a tax free stock-for-stock transaction.  The Company estimates the purchase price of Enliven will be approximately $98 million, inclusive of approximately $4.5 million of Enliven’s debt.  Pursuant to the terms of the merger agreement, a wholly-owned subsidiary of DG FastChannel will merge into Enliven.  In the merger, each outstanding share of Enliven common stock will be converted into 0.051 shares of DG FastChannel common stock.  In the aggregate, DG FastChannel expects to issue approximately 4.5 million shares of DG FastChannel common stock (exclusive of shares already owned by DG FastChannel) in the transaction with the equity valued at approximately $83.3 million.  Upon consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with current DG FastChannel shareholders owning approximately 80.0%, and current Enliven shareholders owning approximately 20.0% of the combined enterprise.  DG FastChannel will assume Enliven’s outstanding debt.  The merger, which is expected to be completed in the third quarter of 2008, is subject to (i) the approval of DG FastChannel and Enliven shareholders, (ii) regulatory approval, and (iii) customary closing conditions.

Contractual Payment Obligations

As discussed above and in Note 6 to the unaudited condensed consolidated financial statements contained herein, in March 2008 we replaced our $85 million credit agreement with the six-year, $145 million New Credit Facility.  The table below summarizes the Company’s expected repayment of borrowings under the New Credit Facility, including estimated interest, as of March 31, 2008 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (includes est. interest)	$73,042	17,241	43,320	12,481	—

There have been no other material changes to our contractual payment obligations other than in the ordinary course of business since December 31, 2007.  Refer to our Annual Report for additional information regarding our contractual payment obligations.

Off-Balance Sheet Arrangements

Other than its operating leases, the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The Company has issued variable-rate debt that, at March 31, 2008, had an outstanding balance of $65.0 million. Based on the Company’s variable-rate obligations outstanding at March 31, 2008, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.2 million. These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year. Conversely, since almost all of the Company’s cash balances ($34.1 million at March 31, 2008) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of private and public companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified as “Long-term investments” on the accompanying consolidated balance sheet, include available-for-sale securities and equity derivative instruments.  As of March 31, 2008 and December 31, 2007, the Company’s long-term investments consisted of its investment in Enliven.

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

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report. Based upon this evaluation, the

Company’s management, including the Company’s chief executive officer and chief financial officer, concluded that the current system of disclosure controls and procedures is effective.

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

•         provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•         provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Remediation of Previous Material Weakness

During the second and third quarter of 2007, the Company originally accounted for its investment in warrants to purchase shares of Enliven common stock as an “available for sale security” in accordance with SFAS 115.  As a result, changes in the market value of the Enliven warrants were recorded on the balance sheet and in other comprehensive income.  In connection with closing its books for the year ended December 31, 2007, the Company determined that the Enliven warrants should have been classified as a derivative in accordance with SFAS 133 which requires changes in value attributable to the warrants to be recorded in the statement of income.  Consequently, the Company restated its second and third quarter 2007 Quarterly Reports on Form 10-Q to properly reflect in the statements of income the increase or decrease in the value of the Enliven warrants.

The Company believes the error described above was the result of a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to accounting for derivative instruments.  Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for derivative instruments to ensure that the transaction was accounted for in accordance with generally accepted accounting principles.

To remediate the material weakness described above and enhance our internal control over financial reporting, we have:

•         revised our training policies to require members of our corporate accounting staff to receive training on accounting for derivative instruments on an ongoing basis.  Both the Controller and Director of Accounting Compliance will attend a two day seminar pertaining to the accounting for derivative instruments under SFAS 133;

•         added specific procedures to our quarterly closing checklist to address and assist us in identifying derivative instruments; and

•         required our corporate accounting staff to consult with external accounting advisors who are thoroughly familiar with the accounting for derivative instruments whenever the Company is considering entering into, or already has entered into, a transaction that might possibly be accounted for as a derivative instrument.  In February 2008, the Company engaged FTI Consulting to provide ongoing consultation and provide advice on technical accounting matters, including accounting for derivative instruments.  The Company is presently working with FTI to provide assistance with the Company’s hedging documentation surrounding an anticipated interest rate swap transaction.

The Company believes the aforementioned control enhancements have been effective in preventing additional errors related to derivative instruments in the financial statements as of and for the quarter ended March 31, 2008.

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2008, the Company has enhanced its procedures relating to identifying and accounting for derivative instruments, that we believe has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: May 9, 2008	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (Principal Financial and Accounting Officer)