Form 10-Q
period 2008-06-30
DG FastChannel, Inc
filed 2008-08-11
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, the Registrant had 17,937,810 shares of Common Stock, par value $0.001, outstanding.

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

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$27,017	$10,101
Accounts receivable (less allowance for doubtful accounts of $1,582 in 2008 and $1,716 in 2007)	28,148	26,516
Deferred income taxes	1,756	1,756
Other current assets	3,885	2,160

Total current assets	60,806	40,533

Property and equipment, net	32,145	27,466
Long-term investments	10,633	15,001
Goodwill	189,225	111,955
Deferred income taxes, net	676	2,911
Intangible assets, net	99,271	51,363
Other noncurrent assets	5,347	3,266

TOTAL ASSETS	$398,103	$252,495

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$7,786	$5,464
Accrued liabilities	9,623	7,306
Deferred revenue	2,643	2,193
Current portion of long-term debt	20,468	450

Total current liabilities	40,520	15,413

Deferred revenue, net of current portion	350	628
Long-term debt, net of current portion	159,420	44,325

TOTAL LIABILITIES	200,290	60,366

Commitments and contingencies (see note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 17,975 issued and 17,919 outstanding at June 30, 2008; 17,963 issued and 17,907 outstanding at December 31, 2007	18	18
Additional capital	368,870	368,488
Accumulated deficit	(173,630)	(180,945)
Accumulated other comprehensive income	3,408	5,421
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS’ EQUITY	197,813	192,129

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$398,103	$252,495

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Video and audio content distribution	$32,943	$20,373	$60,698	$38,993
Other	1,509	1,316	2,971	2,590
Total revenues	34,452	21,689	63,669	41,583
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	14,001	8,609	25,517	17,313
Other	142	139	291	304
Total cost of revenues	14,143	8,748	25,808	17,617
Operating expenses:
Sales and marketing	1,957	1,686	3,756	3,048
Research and development	640	580	1,778	1,057
General and administrative	4,821	3,291	9,009	5,875
Depreciation and amortization	4,408	2,468	7,700	5,013
Total operating expenses	11,826	8,025	22,243	14,993
Income from operations	8,483	4,916	15,618	8,973
Other (income) expense:
Unrealized (gain) loss on derivative warrant investment	(273)	(1,689)	820	(1,689)
Interest income and other, net	(209)	(179)	(334)	(375)
Interest expense	2,054	457	2,942	827
Income before taxes from continuing operations	6,911	6,327	12,190	10,210
Provision for income taxes	2,763	2,531	4,875	4,082
Income from continuing operations	4,148	3,796	7,315	6,128
Loss from discontinued operations	—	(4)	—	(137)
Net income	$4,148	$3,792	$7,315	$5,991

Basic net income (loss) per common share:
Continuing operations	$0.23	$0.24	$0.41	$0.39
Discontinued operations	—	—	—	(0.01)
Total	$0.23	$0.24	$0.41	$0.38

Diluted net income (loss) per common share:
Continuing operations	$0.23	$0.23	$0.40	$0.38
Discontinued operations	—	—	—	(0.01)
Total	$0.23	$0.23	$0.40	$0.37

Weighted average common shares outstanding:
Basic	17,916	15,865	17,913	15,855
Diluted	18,349	16,358	18,381	16,251

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2007	17,963	$18	(56)	$(853)	$368,488	$5,421	$(180,945)	$192,129

Exercise of stock options, net of costs	8	—	—	—	68	—	—	68

Issuance of common stock under employee stock purchase plan	2	—	—	—	53	—	—	53

Share-based compensation	2	—	—	—	261	—	—	261

Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(3)	—	(3)
Unrealized loss on long-term investment net of gain on swap derivative (net of tax benefit of $1,419)	—	—	—	—	—	(2,010)	—	(2,010)
Net income	—	—	—	—	—	—	7,315	7,315
Total comprehensive income								5,302

Balance at June 30, 2008	17,975	$18	(56)	$(853)	$368,870	$3,408	$(173,630)	$197,813

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,315	$5,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,535	3,233
Amortization of intangibles	3,165	1,780
Unrealized (gain) loss on warrants	820	(1,689)
Deferred income taxes	3,654	3,850
Gain on disposal of discontinued operations, net of tax	—	(64)
Provision for doubtful accounts	211	368
Share-based compensation	261	165
Loss (gain) on disposal of property and equipment	(3)	53
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(343)	(1,494)
Other assets	(481)	58
Accounts payable and accrued liabilities	3,573	(4,716)
Deferred revenue	172	43

Net cash provided by operating activities	22,879	7,578

Cash flows from investing activities:
Purchases of property and equipment	(3,820)	(1,904)
Capitalized costs of developing software	(2,723)	(1,567)
Purchases of long-term investments	—	(5,901)
Proceeds from sale of property and equipment	8	516
Proceeds from sale of discontinued operations	—	625
Acquisitions, net of cash acquired	(132,922)	(29,264)

Net cash used in investing activities	(139,457)	(37,495)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	121	437
Borrowings under long-term debt, net of financing costs	178,264	14,950
Repayments of long-term debt	(44,888)	(1,690)

Net cash provided by financing activities	133,497	13,697

Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net increase (decrease) in cash and cash equivalents	16,916	(16,219)
Cash and cash equivalents at beginning of period	10,101	24,474

Cash and cash equivalents at end of period	$27,017	$8,255

Cash paid for interest	$2,276	$1,200
Cash paid for income taxes	$536	$661

 The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The Company

DG FastChannel, Inc. and subsidiaries (the “Company”) is a provider of digital technology services that enable the electronic delivery of video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. The Company operates two nationwide digital networks out of its Network Operation Centers (“NOCs”) located in Irving, Texas and Atlanta, Georgia, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 radio, television, cable, network and print publishing destinations electronically throughout the United States and Canada.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year amounts to current year classifications. Revenues presented in the financial statements are net of sales taxes collected.

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

On or about June 1, 2008, the Company made the decision to upgrade its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.  The replacement is expected to be substantially complete by October 31, 2008.  As a result, effective June 1, 2008 the Company shortened the estimated remaining useful life of its existing spot boxes to an average of five months.  The additional depreciation expense reduced income from continuing operations by $274,000 and diluted net income per common share by $0.01, for the three months ended June 30, 2008.

Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for the Company on January 1, 2008.  However, in February 2008, the FASB released FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delayed until January 1, 2009 the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  See Note 2.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  Under SFAS 141(R), contingent consideration arrangements will be valued at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred.  SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  The provisions of SFAS 141(R) and SFAS 160 are effective as of January 1, 2009.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.  The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective as of January 1, 2009.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

2.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s adoption of SFAS 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

As of June 30, 2008, the Company had the following assets that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Enliven common stock	$9,137	$—	$—	$9,137
Enliven warrants	—	1,496	—	1,496
Interest rate swaps	—	117	—	117
Total	$9,137	$1,613	$—	$10,750

3.  INVESTMENTS AND ACQUISITIONS

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

	As of June 30, 2008			As of December 31, 2007
	Common Stock	Warrants	Total	Common Stock	Warrants	Total

Fair value	$9,137	$1,496	$10,633	$12,685	$2,316	$15,001
Less cost basis	3,856	609	4,465	3,856	609	4,465
Unrealized gain	$5,281	$887	$6,168	$8,829	$1,707	$10,536

The Company determined the fair value of its investment in Enliven common stock based on quoted market prices on the NASDAQ Capital Market under the ticker symbol “ENLV.”

The Company has accounted for the common stock portion of its investment as “available for sale securities” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has recorded the change in fair value of the common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. The Company has determined the warrant component of the investment meets the definition of a derivative instrument in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires changes in fair value attributable to the warrant to be recorded in the statement of income. The value at which the warrant component is recorded is calculated using the Black-Scholes pricing model. The variables used in the model were as follows: stock price at June 30, 2008 of $0.85, volatility of 90%, expected life of 2.36 years, dividend rate of zero, and risk free interest rate of 2.77%.

On May 8, 2008, the Company announced that it had entered into a definitive agreement with Enliven to acquire all outstanding shares of Enliven in a tax free stock-for-stock transaction (see Note 12).

Vyvx

On June 5, 2008, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Vyvx advertising services business (“Vyvx”), including its distribution, post-production and related operations, from Level 3 Communications, Inc. (“Level 3”).  Vyvx operated an advertising services and distribution business similar to the Company’s video and audio content distribution business.  The purpose of the acquisition is to expand the Company’s customer base and operations.  The acquisition was completed pursuant to an asset purchase agreement among the Company, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $132.9 million in cash (including transaction costs), subject to a working capital adjustment which is expected to increase the purchase price by $0.5 million.  The Company received financing for the acquisition from its $145 million Senior Credit Facility and a $65 million Bridge Loan (see Note 6) which was funded in connection with closing the Vyvx purchase.  The net purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition and, accordingly, the Company allocated $51.1 million to customer relationships, which is being amortized over 10 years.  The remaining excess of the purchase price over the fair value of the net assets acquired of $76.9 million was allocated to goodwill.  The Company is in the process of determining the final valuation of the assets acquired.  The goodwill and intangible assets created in the acquisition are deductible for tax purposes.  Results of operations of the acquired business are included in the Company’s results beginning on the date of acquisition.

The preliminary allocation (pending finalization of the values assigned to the acquired assets and the working capital adjustment) of the purchase price is as follows (in thousands):

Current assets	$2,691
Property and equipment	2,669
Other non-current assets	285
Identifiable intangible assets	51,074
Goodwill	76,935
Total assets acquired	133,654
Less liabilities assumed	(732)

Net assets acquired	$132,922

The Company included in the purchase price of Vyvx an estimated amount of $0.6 million for employee severance and office closures with respect to redundancies to be eliminated. As of June 30, 2008, reserves of approximately $0.6 million remained for amounts that are expected to be paid within one year of the purchase date.

4.  DISCONTINUED OPERATIONS

Discontinued operations represent the results of our StarGuide Digital Networks, Inc. (“StarGuide”) and Corporate Computer Systems, Inc. (“CCS”) subsidiaries prior to the sale of their assets in 2007.  The CCS assets were sold in March 2007 resulting in a nominal gain.  The StarGuide assets were sold in July 2007 resulting in a pretax gain of approximately $0.7 million.  Gross proceeds received from both sales were approximately $3.1 million.  In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial data for these businesses has been presented as discontinued operations.

Operating results of discontinued operations for the three and six months ended June 30, 2007 were as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
Revenues	$3	$431
Cost of revenues	10	260
Operating expenses	79	499
Loss from discontinued operations	(86)	(328)
Income tax benefit	33	127
Gain on disposal of discontinued operations, net of tax	49	64
Loss from discontinued operations	$(4)	$(137)

5.  SHARE-BASED COMPENSATION

The Company issued options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of options granted	40,000	53,500	50,000	53,500
Grant date fair value of options granted (in thousands)	$415	$766	$532	$766
Weighted average exercise price of options granted	$17.07	$21.67	$17.55	$21.67
Volatility (1)	63%	72%	64%	72%
Risk free interest rate (2)	3.2%	4.3%	3.1%	4.3%
Expected term (years) (3) (4)	6.1	6.1	6.1	6.1
Expected annual dividends	None	None	None	None

(1)          Expected volatility is based on the historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the award.

(2)          The risk free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)          The expected term is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to Staff Accounting Bulletin (“SAB”) No. 110.

(4)          The Company assumes a forfeiture rate of zero in its fair value calculations due to minimal turnover in holders of options in its workforce.

The Company recognized approximately $140,000 and $79,000 in share-based compensation expense related to employee stock options during the three months ended June 30, 2008 and 2007, respectively, and $261,000 and $165,000 during the six months then ended, respectively.  As of June 30, 2008 the total compensation costs related to non-vested awards not yet recognized was approximately $1.7 million which will be recognized as an expense over the next four years.

6.  LONG-TERM DEBT

In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  The Term Loans were fully funded at closing and the Acquisition Loans were fully funded in connection with closing the Vyvx acquisition in June 2008 (see Note 3).  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At June 30, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 5.4% (excluding the amortization of fees and expenses).

In connection with the Senior Credit Facility, the Company also obtained a financing commitment from Bank of Montreal (“BMO”) for a two-year, $65 million subordinated unsecured term loan (the “Bridge Loan”).  In June

2008, the Company entered into the Bridge Loan Agreement with BMO and the Bridge Loan was fully drawn to fund a portion of the Vyvx acquisition.  The Bridge Loan initially bears interest at 11.0% per annum, and increases 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%.  In addition, the Bridge Loan requires the Company to pay (i) funding fees totaling $1.0 million in the event the Bridge Loan remains outstanding after four months, and (ii) an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding after one year.  In accordance with EITF 86-15 relating to increasing rate debt, the Company has determined its periodic interest cost based upon the estimated outstanding term of the debt.  The Company presently expects it will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses).  At June 30, 2008, borrowings under the Bridge Loan bore interest at 11.0% per annum (excluding the amortization of fees and expenses).

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, and (ii)  the minimum fixed charge coverage ratio, which are defined consistent with the Senior Credit Facility.  The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default.  The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s assets.  As of June 30, 2008, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

Prior to entering into the Senior Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by BMO.  That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility.  Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).

Prior to entering into the $85 million credit agreement with BMO in August 2007, the Company had a $35 million credit facility with Wachovia Bank, N.A.  That facility consisted of a $20 million term loan and a $15 million revolving credit facility.  Borrowings under that facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined).

Debt was as follows for the dates set forth below (in thousands):

	June 30, 2008	December 31, 2007

Term loans	$64,888	$44,775
Acquisition loans	50,000	—
Revolving credit facility	—	—
Bridge loan	65,000	—
Subtotal	179,888	44,775
Less current portion	(20,468)	(450)

Long-term portion	$159,420	$44,325

In May 2008, the Company entered into three-year interest rate swap agreements (“Swaps”) with certain financial institutions for an aggregate notional amount of $40 million.  The Company’s objective of entering into the Swaps was to reduce the risk associated with variable interest rates.  Borrowings under the Senior Credit Facility bear interest at variable rates.  The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $40 million of the Company’s debt.  The Swaps qualify as cash flow hedging instruments.  At each balance sheet date, the fair value of the Swaps is recorded on the balance sheet (currently included in “other current assets”) with the offsetting entry, to the extent the hedges are highly effective, recorded in “accumulated other comprehensive income.”  Any ineffectiveness is recorded in earnings.  As of June 30, 2008, the Swaps were perfectly effective and, as a result, no gain or loss was recognized in earnings.  Presently, the Company does not expect any amounts recorded in accumulated other comprehensive income related to the Swaps to be reclassified into earnings.

The Company’s Swaps are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Notional amounts	$40,000	$—
Weighted average pay rates	6.40%	—
Weighted average receive rates	5.47%	—
Weighted average maturity	2.9 years	—
Fair value of interest rate swaps	$117	$—

7.  INCOME TAXES

We are subject to U.S. federal income tax, United Kingdom income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.

The Company acquired approximately $35.1 million in federal NOL carryforwards in its acquisition of Pathfire, Inc. (“Pathfire”) and has maintained a full valuation allowance related to these NOL carryforwards.  The Company will maintain a full valuation allowance on Pathfire’s NOL carryforwards until Pathfire’s tax position can be completely assessed. In accordance with SFAS No. 109, Accounting for Income Taxes, it is expected that any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its recognized net deferred tax assets.

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of June 30, 2008, the estimated annual effective rate for 2008 was 40%.  The estimated annual effective rate for 2008 differs from the 34% statutory corporate tax rate primarily due to the effects of state and foreign income taxes and certain non-deductible expenses.

8.  EARNINGS PER SHARE

Under SFAS No. 128, Earnings per Share, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and, if dilutive, common stock equivalents (such as stock options and warrants), outstanding during the period.

Earnings per share data for the three and six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations	$4,148	$3,796	$7,315	$6,128
Loss from discontinued operations	—	(4)	—	(137)
Net income	$4,148	$3,792	$7,315	$5,991

Basic:
Weighted average shares outstanding	17,916	15,865	17,913	15,855

Basic income (loss) per common share:
Continuing operations	$0.23	$0.24	$0.41	$0.39
Discontinued operations	—	—	—	(0.01)
Total	$0.23	$0.24	$0.41	$0.38

Diluted:
Weighted average shares outstanding	17,916	15,865	17,913	15,855
Add net effect of potentially dilutive shares	433	493	468	396
Total shares	18,349	16,358	18,381	16,251

Diluted income (loss) per common share:
Continuing operations	$0.23	$0.23	$0.40	$0.38
Discontinued operations	—	—	—	(0.01)
Total	$0.23	$0.23	$0.40	$0.37

Antidilutive securities not included:
Options and warrants	162	187	167	188

For the three months ended June 30, 2008, 161,848 options with a weighted average exercise price of $22.21 per share had exercise prices above the average market price of $18.88 and were excluded from the computation of diluted net income per share.  For the three months ended June 30, 2007, 187,181 options with a weighted average exercise price of $24.16 per share had exercise prices above the average market price of $19.72 and were excluded from the computation of diluted net income per share.

For the six months ended June 30, 2008, 167,048 options with a weighted average exercise price of $24.07 per share had exercise prices above the average market price of $19.97 and were excluded from the computation of diluted net income per share.  For the six months ended June 30, 2007, 188,481 options with a weighted average exercise price of $24.24 per share had exercise prices above the average market price of $16.81 and were excluded from the computation of diluted net income per share.

9.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$4,148	$3,792	$7,315	$5,991
Currency translation adjustment	(5)	—	(3)	1
Unrealized gain (loss) on long-term investment	776	7,069	(2,127)	7,060
Gain on swap derivative	117	—	117	—

Total comprehensive income	$5,036	$10,861	$5,302	$13,052

10. SEGMENT INFORMATION

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

	Three Months Ended June 30, 2008
	Video and Audio Content Distribution	SourceEcreative	Consolidated
Revenues	$32,943	$1,509	$34,452
Depreciation and amortization	4,362	46	4,408
Income from operations	7,735	748	8,483
Total assets (a)	393,911	4,192	398,103

	Three Months Ended June 30, 2007
	Video and Audio Content Distribution	SourceEcreative	Consolidated
Revenues	$20,373	$1,316	$21,689
Depreciation and amortization	2,361	107	2,468
Income from operations	4,407	509	4,916
Total assets (a)	200,197	5,155	205,352

	Six Months Ended June 30, 2008
	Video and Audio Content Distribution	SourceEcreative	Consolidated
Revenues	$60,698	$2,971	$63,669
Depreciation and amortization	7,609	91	7,700
Income from operations	14,205	1,413	15,618
Total assets (a)	393,911	4,192	398,103

	Six Months Ended June 30, 2007
	Video and Audio Content Distribution	SourceEcreative	Consolidated
Revenues	$38,993	$2,590	$41,583
Depreciation and amortization	4,798	215	5,013
Income from operations	7,972	1,001	8,973
Total assets (a)	200,197	5,155	205,352

(a)          Excludes intercompany receivables, which have been eliminated in consolidation.

11.  PRO FORMA INFORMATION

The Company completed the acquisitions of (i) Pathfire, Inc. on June 4, 2007, (ii) Point.360 on August 13, 2007, (iii) the media services assets of GTN, Inc. on August 31, 2007 and (iv) the media services assets of Vyvx on June 5, 2008.  These businesses have been included in the Company’s results of operations since the respective dates of acquisition.  The following pro forma information details the results from continuing operations as if the above referenced transactions (Pathfire, Point.360, GTN and Vyvx) had occurred at the beginning of the respective periods (in thousands, except per share amounts).  A table of actual (as reported) amounts is provided for reference:

	As Reported				Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$34,452	$21,689	$63,669	$41,583	$40,114	$37,198	$78,734	$75,260
Income from continuing operations	$4,148	$3,796	$7,315	$6,128	$3,537	$806	$5,913	$530
Basic income per common share from continuing operations	$0.23	$0.24	$0.41	$0.39	$0.20	$0.05	$0.33	$0.03
Diluted income per common share from continuing operations	$0.23	$0.23	$0.40	$0.38	$0.19	$0.04	$0.32	$0.03

12.   PENDING ENLIVEN ACQUISITION

On May 8, 2008, the Company announced that it had entered into a definitive merger agreement with Enliven to acquire all of its outstanding shares in a tax free stock-for-stock transaction.  The Company estimates the purchase price will be approximately $87 million, including our existing Enliven investment and estimated transaction costs.  Pursuant to the terms of the merger agreement, a wholly-owned subsidiary of DG FastChannel will merge into Enliven.  In the merger, each outstanding share of Enliven common stock (excluding Enliven shares already owned by DG FastChannel) will be converted into 0.051 shares of DG FastChannel common stock.  In the aggregate, DG FastChannel expects to issue approximately 4.5 million shares of its common stock in the transaction with the Enliven equity valued at approximately $79.6 million.  Upon consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with DG FastChannel shareholders owning approximately 80.0%, and Enliven’s current shareholders owning approximately 20.0% of the combined enterprise.  DG FastChannel will assume Enliven’s outstanding debt of $4.5 million.  The merger, which is expected to be completed in the third quarter of 2008, is subject to (i) the approval of DG FastChannel’s shareholders and Enliven’s shareholders, (ii) regulatory approval, and (iii) customary closing conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our need to obtain the approval from shareholders of both DG FastChannel and Enliven in order to complete the Enliven merger, our need for additional capital to fund our technology development programs; our potential inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

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

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy we have recently completed or announced the following transactions:

Purchase of Point.360:

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

Purchase of Pathfire:

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

Purchase of GTN:

•                  On August 31, 2007, we acquired substantially all the assets of privately-held GTN for $8.5 million in cash (net of selling GTN’s post production assets immediately following closing for $3.0 million in cash). GTN provides media services primarily on behalf of the automotive industry. GTN has been included in our results since the date of acquisition.

Purchase of Vyvx:

•                  On June 5, 2008, we acquired substantially all of the assets and certain liabilities of the Vyvx advertising services business (“Vyvx”) for $132.9 million in cash (including transaction costs), subject to a working capital adjustment.  Vyvx operates an advertising services and distribution business similar to the Company’s business.  The acquisition of the Vyvx advertising services business expanded our customer base and is expected to result in certain operating synergies.  The Vyvx advertising services business has been included in our results since the date of acquisition.

Investment in Enliven and Pending Merger:

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

•                  On May 8, 2008, we announced that we had entered into a definitive merger agreement with Enliven to acquire all of its outstanding shares in a tax free stock-for-stock transaction.  We estimate the purchase price will be approximately $87 million, including our existing Enliven investment and estimated transaction costs.  Pursuant to the terms of the merger agreement, a wholly-owned subsidiary of ours will merge into Enliven.  In the merger, each outstanding share of Enliven common stock (excluding Enliven shares already owned by DG FastChannel) will be converted into 0.051 shares of our common stock.  In the aggregate, we expect to issue approximately 4.5 million shares of our common stock in the transaction with the Enliven equity valued at approximately $79.6 million.  Upon consummation of the merger, we will have approximately 22.5 million shares of common stock outstanding, with our current shareholders owning approximately 80.0%, and Enliven’s current shareholders owning approximately 20.0% of the combined enterprise.  We will assume Enliven’s outstanding debt of $4.5 million.  The merger, which is expected to be completed in the third quarter of 2008, is subject to (i) the approval of our shareholders and Enliven’s shareholders, (ii) regulatory approval, and (iii) customary closing conditions.

Results of Operations

The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2008	Three Months Ended
	June 30,		vs.	June 30,
	2008	2007	2007	2008	2007
Revenues	$34,452	$21,689	58.8%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	14,143	8,748	61.7	41.1	40.3
Sales and marketing	1,957	1,686	16.1	5.6	7.8
Research and development	640	580	10.3	1.9	2.6
General and administrative	4,821	3,291	46.5	14.0	15.2
Depreciation and amortization	4,408	2,468	78.6	12.8	11.4
Total costs and expenses	25,969	16,773	54.8	75.4	77.3

Income from operations	8,483	4,916	72.6	24.6	22.7

Other (income) expense:
Unrealized gain on derivative warrant	(273)	(1,689)	(83.8)	(0.8)	(7.8)
Interest expense	2,054	457	349.5	6.0	2.1
Interest income and other	(209)	(179)	16.8	(0.6)	(0.8)

Income before income taxes	6,911	6,327	9.2	20.0	29.2
Provision for income taxes	2,763	2,531	9.2	8.0	11.7

Income from continuing operations	$4,148	$3,796	9.3	12.0	17.5

(a)          Excludes depreciation and amortization.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Revenues.     For the three months ended June 30, 2008, revenues increased $12.8 million, or 58.8%, as compared to the same period in the prior year.  The increases were $12.6 million and $0.2 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) the additional customers acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, (ii) additional political advertising revenue, and (iii) a $5.3 million increase in high definition (“HD”) revenue ($6.7 million in 2008 vs. $1.4 million in 2007).

Cost of Revenues.     For the three months ended June 30, 2008, cost of revenues increased $5.4 million, or 61.7%, as compared to the same period in the prior year.  The 61.7% increase in cost of revenues compares to a 58.8% increase in revenues.  As a percentage of revenues, cost of revenues increased slightly to 41.1% in the current period as compared to 40.3% in the same period in the prior year.

Sales and Marketing.     For the three months ended June 30, 2008, sales and marketing expense increased $0.3 million, or 16.1%, as compared to the same period in the prior year.  The increase was primarily attributable to increased commissions and marketing activities associated with a larger sales force in support of the expanded customer base.  As a percentage of revenues, sales and marketing expense decreased to 5.6% in the current period as compared to 7.8% in the same period in the prior year.  The decrease, on a percentage basis, is primarily attributable to efficiencies gained as a result of having a consolidated sales force following our recent acquisitions.

Research and Development.     For the three months ended June 30, 2008, research and development costs increased $0.1 million, or 10.3%, as compared to the same period in the prior year.  The increase is primarily attributable to slightly higher costs to develop new technologies and service the network following the recent acquisitions.

General and Administrative.     For the three months ended June 30, 2008, general and administrative expense increased $1.5 million, or 46.5%, as compared to the same period in the prior year.  The increase is primarily attributable to higher (i) personnel costs ($1.2 million) to support the Company’s larger customer base and to reward employees for the improved operating results and (ii) rent and utilities ($0.2 million) associated with the increased number and size of office facilities following the recent acquisitions.

Depreciation and Amortization.     For the three months ended June 30, 2008, depreciation and amortization expense increased $1.9 million, or 78.6%, as compared to the same period in the prior year.  The increase is primarily attributable to amortization of certain intangible assets acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.  In addition, depreciation and amortization increased as a result of a decision to upgrade its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

Unrealized Gain on Derivative Warrant.     For the three months ended June 30, 2008, the fair value of the Company’s Enliven warrant increased by $0.3 million as compared to a $1.7 million increase in the three months ended June 30, 2007.  The warrant meets the definition of a derivative instrument which requires changes in the value of the warrant to be recorded in the statement of income.

Interest Expense.     For the three months ended June 30, 2008, interest expense increased $1.6 million as compared to the same period in the prior year.  The increase was due to increased borrowings in connection with the acquisitions of Vyvx, Pathfire, Point.360 and GTN, partially offset by a decrease in the weighted average interest rate.

Interest Income and Other.     For the three months ended June 30, 2008, interest income and other was virtually unchanged as compared to the same period in the prior year.  An increase in the average amount of cash on hand was offset by a decline in interest rates.

Provision for Income Taxes.     For the three months ended June 30, 2008 and 2007, the provision for income taxes was 40.0% of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 34.0% as a result of state and foreign income taxes and certain non-deductible expenses.

The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Six Months Ended		2008	Six Months Ended
	June 30,		vs.	June 30,
	2008	2007	2007	2008	2007

Revenues	$63,669	$41,583	53.1%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	25,808	17,617	46.5	40.5	42.4
Sales and marketing	3,756	3,048	23.2	5.9	7.3
Research and development	1,778	1,057	68.2	2.8	2.5
General and administrative	9,009	5,875	53.3	14.2	14.1
Depreciation and amortization	7,700	5,013	53.6	12.1	12.1
Total costs and expenses	48,051	32,610	47.4	75.5	78.4

Income from operations	15,618	8,973	74.1	24.5	21.6

Other (income) expense:
Unrealized (gain) loss on derivative warrant	820	(1,689)	(148.5)	1.3	(4.1)
Interest expense	2,942	827	255.7	4.6	2.0
Interest income and other	(334)	(375)	(10.9)	(0.5)	(0.9)

Income before income taxes	12,190	10,210	19.4	19.1	24.6
Provision for income taxes	4,875	4,082	19.4	7.6	9.9

Income from continuing operations	$7,315	$6,128	19.4	11.5	14.7

(a)          Excludes depreciation and amortization.

Six Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Revenues.     For the six months ended June 30, 2008, revenues increased $22.1 million, or 53.1%, as compared to the same period in the prior year.  The increases were $21.7 million and $0.4 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) the additional customers acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, (ii) additional political advertising revenue, and (iii) a $7.9 million increase in HD revenue ($10.3 million in 2008 vs. $2.4 million in 2007).

Cost of Revenues.     For the six months ended June 30, 2008, cost of revenues increased $8.2 million, or 46.5%, as compared to the same period in the prior year.  The 46.5% increase in cost of revenues compares to a 53.1% increase in revenues.  As a percentage of revenues, cost of revenues decreased to 40.5% in the current period as compared to 42.4% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to the elimination of duplicative personnel, facilities, telecommunications and other expenses following the acquisitions of Pathfire, Point.360 and GTN.

Sales and Marketing.     For the six months ended June 30, 2008, sales and marketing expense increased $0.7 million, or 23.2%, as compared to the same period in the prior year.  The increase is primarily attributable to increased commissions and marketing activities (such as travel to see customers and participation in trade shows) associated with a larger sales force in support of the increased customer base.  As a percentage of revenues, sales and marketing expenses decreased to 5.9% in the current period as compared to 7.3% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to efficiencies gained as a result of having a consolidated sales force following our recent acquisitions.

Research and Development.     For the six months ended June 30, 2008, research and development costs increased $0.7 million, or 68.2%, as compared to the same period in the prior year.  The increase is primarily attributable to increased spending for payroll, benefits and consulting necessary to develop new technologies and service the network after the acquisitions of Pathfire, Point.360 and GTN.  Pathfire operates a network separate from the DG FastChannel network, which is used primarily to deliver long form content such as syndicated programming.

General and Administrative.     For the six months ended June 30, 2008, general and administrative expense increased $3.1 million, or 53.3%, as compared to the same period in the prior year.  The increase is primarily attributable to higher (i) personnel costs ($1.7 million) to support the Company’s larger customer base and to reward employees for the improved operating results, (ii) audit and tax fees ($0.6 million) partly associated with the timing of audit work performed and partly associated with the increased complexity of the Company as a result of its recent acquisitions and related financings, (iii) rent and utilities ($0.3 million) associated with the increased number and size of office facilities following the recent acquisitions, and (iv) insurance and investor relations costs ($0.3 million).

Depreciation and Amortization.     For the six months ended June 30, 2008, depreciation and amortization expense increased $2.7 million, or 53.6%, as compared to the same period in the prior year.  The increase is primarily attributable to amortization of certain intangible assets acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.  In addition, depreciation and amortization increased as a result of a decision to upgrade its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

Unrealized Gain/Loss on Derivative Warrant.     For the six months ended June 30, 2008, the fair value of the Company’s Enliven warrant decreased by $0.8 million as compared to a $1.7 million increase in the six months ended June 30, 2007.  The warrant meets the definition of a derivative instrument which requires changes in the value of the warrant to be recorded in the statement of income.

Interest Expense.     For the six months ended June 30, 2008, interest expense increased $2.1 million as compared to the same period in the prior year.  The increase was due to increased borrowings in connection with the acquisitions of Vyvx, Pathfire, Point.360 and GTN, partially offset by a decrease in the weighted average interest rate.

Interest Income and Other.     For the six months ended June 30, 2008, interest income and other was virtually unchanged as compared to the same period in the prior year.  An increase in the average amount of cash on hand was offset by a decline in interest rates.

Provision for Income Taxes.     For the six months ended June 30, 2008 and 2007, the provision for income taxes was 40.0% of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 34.0% as a result of state and foreign income taxes and certain non-deductible expenses.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$27,017	$10,101
Accounts receivable, net	28,148	26,516
Property and equipment, net	32,145	27,466
Long-term investments	10,633	15,001
Deferred income taxes, net	2,432	4,667
Goodwill and intangible assets, net	288,496	163,318

Liabilities:
Accounts payable and accrued liabilities	17,409	12,770
Debt	179,888	44,775

Stockholders’ equity	197,813	192,129

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The increase in cash and cash equivalents relates to cash advances under the Senior Credit Facility and Bridge Loan in amounts greater than the cash paid to acquire Vyvx in June 2008.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 75 days and 79 days as of June 30, 2008 and December 31, 2007, respectively.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  For the last few years, purchases of property and equipment (excluding acquisition activity) have been approximately $5 million to $7 million per year (including capitalized costs of developing software).  For the six months ended June 30, 2008, purchases of property and equipment were $3.8 million and capitalized costs of developing software were $2.7 million.  For 2008, the Company expects purchases of property and equipment (excluding capitalized costs of developing software) to be in the $10-$12 million range principally related to two non-recurring capital projects.  The projects relate to (i) upgrading its Atlanta NOC to enable the Company to load balance the distribution of its short form advertising content and (ii) upgrading its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds and can accommodate multiple, simultaneous satellite feeds.

Long-term investments consisted of an investment in Enliven common stock and warrants at June 30, 2008 and December 31, 2007.  The decrease relates to a decline in the market value of Enliven common stock and warrants during the six months ended June 30, 2008.

Deferred income taxes, net relates primarily to Federal and state net operating loss carryforwards, slightly offset by the excess book basis over the tax basis of certain identifiable intangibles.

Goodwill and intangible assets, net were recorded in connection with the acquisitions of various businesses.  Goodwill and intangible assets, net increased as a result of the acquisition of Vyvx in June 2008.

Accounts payable and accrued liabilities increased $4.6 million during the six months ended June 30, 2008.  The increase relates primarily to the timing of when certain payments are made, including transaction costs related to the purchase of Vyvx.

Debt increased $135.1 million during the six months ended June 30, 2008 as a result of the Company (i) replacing its $85 million credit facility with the $145 million Senior Credit Facility in March 2008 and (ii) entering into the $65 million Bridge Loan Agreement in June 2008.  In connection with replacing the $85 million facility, the

Company repaid its previous $45 million term loan and fully funded $65 million of Term Loans at closing. Further, in connection with closing the Vyvx acquisition, the Company fully funded (i) $50 million of Acquisition Loans under the Senior Credit Facility and (ii) $65 million of Bridge Loans under the Bridge Loan Agreement.

Stockholders’ equity increased $5.7 million during the six months ended June 30, 2008.  The increase relates primarily to reporting net income of $7.3 million, partially offset by a $2.1 million decrease in the value of its investment in the common stock of Enliven.

Liquidity and Capital Resources

The following table sets forth a summary of certain historical information with respect to the Company’s statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$7,315	$5,991
Depreciation and amortization	7,700	5,013
Unrealized (gain) loss on warrants	820	(1,689)
Deferred income taxes and other	4,123	4,372
Changes in operating assets and liabilities, net	2,921	(6,109)
Total	22,879	7,578

Investing activities:
Purchases of property and equipment	(3,820)	(1,904)
Capitalized costs of developing software	(2,723)	(1,567)
Purchases of long-term investments and other	8	(4,760)
Acquisitions, net of cash acquired	(132,922)	(29,264)
Total	(139,457)	(37,495)

Financing activities:
Borrowings of debt, net	133,376	13,260
Other	121	437
Total	133,497	13,697

Effect of exchange rate changes on cash	(3)	1

Net increase (decrease) in cash and cash equivalents	$16,916	$(16,219)

The Company generates cash from net income after adding back certain non cash expenditures such as depreciation and amortization.  This cash is typically used to purchase property and equipment, make strategic investments and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility and/or issuing equity instruments.

For the six months ended June 30, 2008, the Company generated $22.9 million from operating activities. A portion of this cash was used to purchase property and equipment and develop internally used software.

On June 5, 2008, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Vyvx advertising services business, including its distribution, post-production and related operations, from

Level 3 Communications, Inc. (“Level 3”).  Vyvx operates an advertising services and distribution business similar to the Company’s business.  The acquisition was completed pursuant to an asset purchase agreement among the Company, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $132.9 million in cash (including transaction costs), subject to a working capital adjustment.  The Company received financing for the acquisition from its $145 million Senior Credit Facility (discussed below) and a $65 million Bridge Loan (also discussed below) which was funded in connection with closing the Vyvx acquisition.

In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  The Term Loans were fully funded at closing and the Acquisition Loans were fully funded in connection with closing the Vyvx acquisition.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At June 30, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 5.4% (excluding the amortization of fees and expenses).

In connection with the Senior Credit Facility, the Company also obtained a financing commitment from Bank of Montreal (“BMO”) for a two-year, $65 million subordinated unsecured term loan (the “Bridge Loan”).  In June 2008, the Company entered into the Bridge Loan Agreement with BMO and the Bridge Loan was fully drawn to fund a portion of the Vyvx acquisition.  The Bridge Loan initially bears interest at 11.0% per annum, and increases 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%.  In addition, the Bridge Loan requires the Company to pay (i) funding fees totaling $1.0 million in the event the Bridge Loan remains outstanding after four months, and (ii) an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding after one year.  In accordance with EITF 86-15 relating to increasing rate debt, the Company has determined its periodic interest cost based upon the estimated outstanding term of the debt.  The Company presently expects it will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses).  At June 30, 2008, borrowings under the Bridge Loan bore interest at 11.0% per annum (excluding the amortization of fees and expenses).

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio and (ii) the minimum fixed charge coverage ratio.  The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default.  The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of the Company’s subsidiaries and are secured by substantially all of the Company’s assets.  As of June 30, 2008, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

The Company expects to use cash in connection with (i) scheduled payments under its existing debt obligations, (ii) the organic growth of its business, (iii) the purchase of property and equipment in the normal course, and (iv) the acquisition of similar and/or ancillary businesses.

As of June 30, 2008, the Company’s sources of liquidity included (i) $27.0 million of cash on hand, (ii) $30.0 million of availability under the Senior Credit Facility, and (iii) the potential issuance of additional debt and/or equity.  In addition, the Company has filed a shelf registration statement with the SEC for the issuance of (i) up to 3.5 million shares of its common stock and (ii) up to $25 million of preferred stock.  The SEC has reviewed the shelf registration statement and has notified the Company it has no further comments at this time.  The Company believes it could request effectiveness of the shelf registration statement at any time.

The Company believes its (i) cash on hand and (ii) cash generated from operating and financing activities will satisfy its capital needs for the next 12 months.

On May 8, 2008, we announced that we had entered into a definitive merger agreement with Enliven to acquire all of its outstanding shares in a tax free stock-for-stock transaction.  See a description of this proposed transaction under “Overview” above.

Contractual Payment Obligations

As discussed above and in Note 6 to the unaudited consolidated financial statements contained herein, in March 2008 we replaced our $85 million credit agreement with the six-year, $145 million Senior Credit Facility of which $114.9 million was drawn at June 30, 2008.  Further, in June 2008 we borrowed $65 million pursuant to the Bridge Loan Agreement in connection with the purchase of Vyvx.  The purchase of Vyvx also increased our contractual obligations, primarily related to office leases. The table below summarizes the Company’s expected payments relating to (i) the Senior Credit Facility and the Bridge Loan Agreement (including estimated interest) and (ii) operating leases, as of June 30, 2008 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00-2.99 Years	3.00-5.00 Years	After 5 Years

Debt (includes estimated interest)	$207,990	$98,108	$43,267	$24,861	$41,754
Operating leases	23,144	5,713	9,408	3,819	4,204

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

Interest Rate Risk

The Company issued variable-rate debt that, as of June 30, 2008, had an outstanding balance of $114.9 million.  Of that amount, the Company entered into three-year interest rate swap agreements with certain financial institutions for $40 million.  With respect to the portion of the Company’s variable-rate obligations outstanding at June 30, 2008 that is not subject to an interest rate swap agreement (i.e., $74.9 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.2 million. These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year. Conversely, since almost all of the Company’s cash balances ($27.0 million at June 30, 2008) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company invests in equity instruments of private and public companies for operational and strategic business purposes.  These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified as “Long-term investments” on the accompanying consolidated balance sheet, include available-for-sale securities and equity derivative instruments.  As of June 30, 2008 and December 31, 2007, the Company’s long-term investments consisted of its investment in Enliven.

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

An evaluation of the effectiveness of this system of disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the current system of disclosure controls and procedures was effective.

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

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2008, there have been no changes in the Company’s internal control over financial reporting, that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report on Form 10-K for the year ended December 31, 2007 and (ii) Form S-4/A filed with the Securities and Exchange Commission on July 1, 2008, under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on June 5, 2008.  The record date for such meeting was April 25, 2008 on which date there were a total of 17,923,882 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s stockholders approved the re-election of three directors as follows:

	Votes	Votes	Votes
Director	For	Against	Abstained

William Donner	14,330,021	1,492,200	2,101,661
Kevin C. Howe	14,328,441	1,493,780	2,101,661
Anthony J. LeVecchio	14,321,431	1,500,790	2,101,661

Other directors whose term of office as a director continued after the meeting were Scott K. Ginsburg, Omar A. Choucair, Lisa C. Gallagher and David M. Kantor.

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

DG FASTCHANNEL, INC.

Dated: August 11, 2008	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)