Form 10-Q
period 2008-09-30
DG FastChannel, Inc
filed 2008-11-10
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of October 31, 2008, the Registrant had 21,240,559 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” as reported in (i) the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the United States Securities and Exchange Commission on March 17, 2008, or (ii) the Company’s Registration Statement on Form S-4, Post-Effective Amendment No. 1 as filed with the Securities and Exchange Commission on September 8, 2008, as well as those risks discussed in this Report, and in the Company’s other United States Securities and Exchange Commission filings.

PART I.      FINANCIAL INFORMATION

ITEM I.      FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,614	$10,101
Accounts receivable (less allowance for doubtful accounts of $1,422 in 2008 and $1,716 in 2007)	32,296	26,516
Deferred income taxes	1,756	1,756
Other current assets	2,145	2,160

Total current assets	65,811	40,533

Property and equipment, net	34,797	27,466
Long-term investments	7,595	15,001
Goodwill	194,245	111,955
Deferred income taxes, net of current portion	466	2,911
Intangible assets, net	96,630	51,363
Other noncurrent assets	5,891	3,266

Total assets	$405,435	$252,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,300	$5,464
Accrued liabilities	16,773	7,306
Deferred revenue	2,374	2,193
Current portion of long-term debt	14,298	450

Total current liabilities	43,745	15,413

Deferred revenue, net of current portion	358	628
Long-term debt, net of current portion	162,339	44,325
Other noncurrent liabilities	237	—

Total liabilities	206,679	60,366

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 17,996 issued and 17,940 outstanding at September 30, 2008; 17,963 issued and 17,907 outstanding at December 31, 2007	18	18
Additional capital	369,115	368,488
Accumulated deficit	(171,351)	(180,945)
Accumulated other comprehensive income	1,827	5,421
Treasury stock, at cost	(853)	(853)

Total stockholders’ equity	198,756	192,129

Total liabilities and stockholders’ equity	$405,435	$252,495

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Video and audio content distribution	$39,941	$23,778	$100,639	$62,770
Other	1,487	1,359	4,459	3,949
Total revenues	41,428	25,137	105,098	66,719
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	17,033	11,084	42,550	28,397
Other	157	106	448	410
Total cost of revenues	17,190	11,190	42,998	28,807
Operating expenses:
Sales and marketing	1,853	1,988	5,609	5,036
Research and development	951	902	2,729	1,958
General and administrative	5,115	3,285	14,125	9,160
Depreciation and amortization	7,401	4,059	15,101	9,072
Total operating expenses	15,320	10,234	37,564	25,226
Income from operations	8,918	3,713	24,536	12,686
Other (income) expense:
Unrealized (gain) loss on derivative warrant investment	781	1,014	1,601	(675)
Interest income and other, net	(160)	(177)	(495)	(553)
Interest expense	4,498	1,109	7,440	1,936
Income before taxes from continuing operations	3,799	1,767	15,990	11,978
Provision for income taxes	1,520	714	6,396	4,797
Income from continuing operations	2,279	1,053	9,594	7,181
Income from discontinued operations	—	417	—	280
Net income	$2,279	$1,470	$9,594	$7,461

Basic net income per common share:
Continuing operations	$0.13	$0.06	$0.54	$0.44
Discontinued operations	—	0.03	—	0.02
Total	$0.13	$0.09	$0.54	$0.46

Diluted net income per common share:
Continuing operations	$0.12	$0.06	$0.52	$0.43
Discontinued operations	—	0.02	—	0.02
Total	$0.12	$0.08	$0.52	$0.45

Weighted average common shares outstanding:
Basic	17,938	16,923	17,927	16,214
Diluted	18,391	17,433	18,390	16,660

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2007	17,963	$18	(56)	$(853)	$368,488	$5,421	$(180,945)	$192,129

Exercise of stock options, net of costs	11	—	—	—	117	—	—	117

Issuance of common stock under employee stock purchase plan	4	—	—	—	87	—	—	87

Share-based compensation	18	—	—	—	423	—	—	423

Comprehensive income:
Currency translation adjustment	—	—	—	—	—	30	—	30
Unrealized loss on long-term investment (net of tax benefit of $2,322)	—	—	—	—	—	(3,482)	—	(3,482)
Unrealized loss on interest rate swaps (net of tax benefit of $95)	—	—	—	—	—	(142)	—	(142)

Net income							9,594	9,594
Total comprehensive income	––	—	—	—	—	—	—	6,000

Balance at September 30, 2008	17,996	$18	(56)	$(853)	$369,115	$1,827	$(171,351)	$198,756

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,594	$7,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9,281	4,994
Amortization of intangibles	5,820	4,078
Unrealized (gain) loss on warrants	1,601	(675)
Deferred income taxes	4,862	3,789
Gain on disposal of discontinued operations, net of tax	—	(477)
Provision for doubtful accounts	292	471
Share-based compensation	423	315
Loss on disposal of property and equipment	5	53
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,572)	(1,560)
Other assets	1,312	503
Accounts payable and accrued liabilities	10,141	(3,585)
Deferred revenue	(88)	(488)

Net cash provided by operating activities	38,671	14,879

Cash flows from investing activities:
Purchases of property and equipment	(9,821)	(2,786)
Capitalized costs of developing software	(4,128)	(2,310)
Purchases of long-term investments	—	(4,400)
Proceeds from sale of property and equipment	7	516
Proceeds from sale of discontinued operations	—	3,125
Acquisitions, net of cash acquired	(134,846)	(48,768)

Net cash used in investing activities	(148,788)	(54,623)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	204	288
Borrowings under long-term debt, net of financing costs	177,533	67,802
Repayments of long-term debt	(48,137)	(34,952)

Net cash provided by financing activities	129,600	33,138

Effect of exchange rate changes on cash and cash equivalents	30	(3)
Net increase (decrease) in cash and cash equivalents	19,513	(6,609)
Cash and cash equivalents at beginning of period	10,101	24,474

Cash and cash equivalents at end of period	$29,614	$17,865

Cash paid for interest	$5,167	$2,039
Cash paid for income taxes	$849	$1,441
Non-cash component of purchase price to acquire a business	$—	$34,056

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

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to conform prior year amounts to current year classifications. Revenues presented in the financial statements are net of sales taxes collected.

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

On or about June 1, 2008, the Company made the decision to upgrade its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.  The replacement was substantially complete as of October 31, 2008.  As a result, effective June 1, 2008 the Company shortened the estimated remaining useful life of its existing spot boxes to an average of five months.  The additional depreciation expense reduced income from continuing operations by $0.8 million and $1.1 million and diluted net income per common share by $0.04 and $0.06, for the three and nine months ended September 30, 2008, respectively.

Recent Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for the Company on January 1, 2008.  However, in February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS

157-2”), which delayed until January 1, 2009 the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.  See Note 2.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  Under SFAS 141(R), contingent consideration arrangements will be valued at fair value at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred.  SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development costs in purchase accounting.  The provisions of SFAS 141(R) and SFAS 160 are effective as of January 1, 2009.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.  The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, results of operations and cash flows.  The provisions of SFAS 161 are effective as of January 1, 2009.  We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

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

As of September 30, 2008, the Company had the following assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Enliven common stock	$6,880	$—	$—	$6,880
Enliven warrants	—	715	—	715
Total	$6,880	$715	$—	$7,595

Liabilities:
Interest rate swaps	$—	$(237)	$—	$(237)

3.  INVESTMENT AND ACQUISITION

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

	As of September 30, 2008			As of December 31, 2007
	Common Stock	Warrants	Total	Common Stock	Warrants	Total

Fair value	$6,880	$715	$7,595	$12,685	$2,316	$15,001
Less cost basis	3,856	609	4,465	3,856	609	4,465
Unrealized gain	$3,024	$106	$3,130	$8,829	$1,707	$10,536

The Company determined the fair value of its investment in Enliven common stock based on quoted market prices on the NASDAQ Capital Market under the ticker symbol “ENLV.”

The Company has accounted for the common stock portion of its investment as “available for sale securities” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and has recorded the change in fair value of the common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. The Company has determined the warrant portion of its investment meets the definition of a derivative instrument in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires changes in fair value attributable to the warrant to be recorded in the statement of income. The value at which the warrant component is recorded is calculated using the Black-Scholes option pricing model. The variables used in the model were as follows: stock price at September 30, 2008 of $0.64, volatility of 48%, expected life of 2.1 years, dividend rate of zero, and risk free interest rate of 2.08%.

On May 8, 2008 the Company entered into a definitive merger agreement with Enliven, as amended September 4, 2008, whereby the Company would acquire all the outstanding shares of Enliven in a tax free stock-for-stock transaction.  The merger was completed on October 2, 2008 (see Note 12).

Vyvx

On June 5, 2008, the Company completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business (“Vyvx”), including its distribution, post-production and related operations, from Level 3 Communications, Inc. (“Level 3”).  Vyvx operated an advertising services and distribution business similar to the Company’s video and audio content distribution business.  The purpose of the acquisition was to expand the Company’s customer base and operations.  The acquisition was completed pursuant to an asset purchase agreement among the Company, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $134.8 million in cash (including transaction costs).  The Company received financing for the acquisition from its $145 million Senior Credit Facility and a $65 million Bridge Loan (see Note 6) which was funded in connection with closing the Vyvx purchase.  The purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition and, accordingly, the Company allocated $51.1 million to customer relationships, which is being amortized over 10 years.  The remaining excess of the purchase price over the fair value of the net assets acquired of $81.5 million was allocated to goodwill.  The Company is in the process of determining the final valuation of the assets acquired and quantifying the cost to close certain offices.  The goodwill and intangible assets created in the acquisition are deductible for tax purposes.  The Vyvx advertising services business has been included in the Company’s operating results since the date of acquisition.

The preliminary allocation of the purchase price is as follows (in thousands):

Current assets	$2,691
Property and equipment	2,669
Other non-current assets	285
Identifiable intangible assets	51,074
Goodwill	81,542
Total assets acquired	138,261
Less liabilities assumed	3,415

Net assets acquired	$134,846

In June 2008, the Company began to formulate a plan to exit certain Vyvx activities.  Below is a rollforward of exit costs from June 5, 2008 (the acquisition date) through September 30, 2008 (in thousands):

	Balance at June 5, 2008	Change	Balance at September 30, 2008

Office closures	$450	$2,562	$3,012
Employee severance	110	—	110

Total	$560	$2,562	$3,122

The increase in the office closure accrual during the quarter ended September 30, 2008 was charged to the cost of the Vyvx acquisition.  The Company has not yet determined whether it will seek to negotiate a lease buyout or enter into a sublease arrangement with respect to a certain office lease it plans to vacate.  The Company expects to finalize its estimate of exit costs within one year of the date of acquisition.

4.  DISCONTINUED OPERATIONS

Discontinued operations represent the results of our StarGuide Digital Networks, Inc. (“StarGuide”) and Corporate Computer Systems, Inc. (“CCS”) subsidiaries prior to the sale of their assets in 2007.  The CCS assets were sold in March 2007 resulting in a nominal gain.  The StarGuide assets were sold in July 2007 resulting in a pretax gain of approximately $0.7 million.  The total proceeds from the two sales was approximately $3.1 million.  In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results for these businesses has been presented as discontinued operations.

Operating results of discontinued operations for the three and nine months ended September 30, 2007 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Revenues	$—	$431
Cost of revenues	4	264
Operating expenses	(10)	489
Income (loss) from discontinued operations	6	(322)
Income tax benefit (expense)	(2)	125
Gain on disposal of discontinued operations, net of tax	413	477
Income from discontinued operations	$417	$280

5.  SHARE-BASED COMPENSATION

The Company issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Number of options granted	—	—	48,000	53,500
Grant date fair value of options granted (in thousands)	—	—	$509	$766
Weighted average exercise price of options granted	—	—	$17.47	$21.67
Volatility (1)	—	—	64%	72%
Risk free interest rate (2)	—	—	3.1%	4.3%
Expected term (years) (3) (4)	—	—	6.1	6.1
Expected annual dividends	None	None	None	None

(1)          Expected volatility is based on the historical volatility of the Company’s common stock over a preceding period commensurate with the expected term of the award.

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

The Company recognized approximately $162,000 and $122,000 in share-based compensation expense related to employee stock options during the three months ended September 30, 2008 and 2007, respectively, and $423,000 and $315,000 during the nine months then ended, respectively.  As of September 30, 2008 the total compensation costs related to non-vested awards not yet recognized was approximately $1.6 million which will be recognized as an expense over the next four years.

6.  LONG-TERM DEBT

In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  The Term Loans were fully drawn at closing and the Acquisition Loans were fully drawn in connection with closing the Vyvx acquisition in June 2008 (see Note 3).  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At September 30, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 6.0% (excluding the amortization of fees and expenses).

In connection with the Senior Credit Facility, the Company also obtained a financing commitment from Bank of Montreal (“BMO”) for a two-year, $65 million subordinated unsecured term loan (the “Bridge Loan”).  In June 2008, the Company entered into the Bridge Loan Agreement with BMO and the Bridge Loan was fully drawn to fund a portion of the Vyvx acquisition.  The Bridge Loan initially bore interest at 11.0% per annum, and increases 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%.  In addition, the Bridge Loan requires the Company to pay (i) funding fees totaling $1.0 million in the event the Bridge Loan remains outstanding after four months, and (ii) an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding after one year.  In accordance with EITF 86-15 relating to increasing rate debt, the Company has determined its periodic interest cost based upon the estimated outstanding term of the debt.  The Company presently expects it will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses).  At September 30, 2008, borrowings under the Bridge Loan bore interest at 12.0% per annum (excluding the amortization of fees and expenses).

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  Estimates of future ECF payments decreased during the most recent quarter as a result of the October 2008 merger with Enliven (see Note 12) and the related retirement of Enliven’s debt.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio and (ii)  the minimum fixed charge coverage ratio, which are defined consistent with the Senior Credit Facility.  The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default.  The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s assets.  As of September 30, 2008, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

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

Debt was as follows for the dates set forth below (in thousands):

	September 30, 2008	December 31, 2007

Term loans	$61,637	$44,775
Acquisition loans	50,000	—
Revolving credit facility	—	—
Bridge loan	65,000	—
Subtotal	176,637	44,775
Less current portion	(14,298)	(450)

Long-term portion	$162,339	$44,325

In May and July 2008, the Company entered into three-year interest rate swap agreements (“Swaps”) with certain financial institutions for an aggregate notional amount of $57.5 million.  The Company’s objective of entering into the Swaps was to reduce the risk associated with variable interest rates.  Borrowings under the Senior Credit Facility bear interest at variable rates.  The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $57.5 million of the Company’s debt.  The Swaps qualify as cash flow hedging instruments.  At each balance sheet date, the fair value of the Swaps is recorded on the balance sheet with the offsetting entry, to the extent the hedges are highly effective, recorded in “accumulated other comprehensive income.”  Any ineffectiveness is recorded in earnings.  As of September 30, 2008, the Swaps were perfectly effective and, as a result, no gain or loss was recognized in earnings.  Presently, the Company does not expect any amounts recorded in accumulated other comprehensive income related to the Swaps to be reclassified into earnings.

The Company’s Swaps are summarized as follows (dollars in thousands):

September 30,
2008
Notional amounts	$57,500
Weighted average pay rates	6.37%
Weighted average receive rates	5.46%
Weighted average maturity (in years)	2.67
Fair value of interest rate swaps	$(237)

7.  INCOME TAXES

We are subject to U.S. federal income tax, United Kingdom income tax, as well as income tax of multiple state and local jurisdictions. Federal income tax returns for 2003 through 2007 remain open to examination, while state and local income tax returns for 2002 through 2007 remain open to examination.

The Company acquired approximately $35.1 million in federal NOL carryforwards in its acquisition of Pathfire, Inc. (“Pathfire”) and has maintained a full valuation allowance related to these NOL carryforwards.  The Company will maintain a full valuation allowance on Pathfire’s NOL carryforwards until Pathfire’s tax position can be completely assessed. In accordance with SFAS No. 109, Accounting for Income Taxes, it is expected that any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill. Management believes the results of future operations will generate sufficient taxable income to realize the benefits of all of its recognized net deferred tax assets.

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of September 30, 2008, the estimated annual effective rate for 2008 was 40%.  The estimated annual effective rate for 2008 differs from the 34% statutory corporate tax rate primarily due to the effects of state and foreign income taxes and certain non-deductible expenses.

8.  EARNINGS PER SHARE

Under SFAS No. 128, Earnings per Share, the Company is required to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares and, if dilutive, common stock equivalents (such as stock options and warrants), outstanding during the period.

Earnings per share data for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from continuing operations	$2,279	$1,053	$9,594	$7,181
Income from discontinued operations	—	417	—	280
Net income	$2,279	$1,470	$9,594	$7,461

Basic:
Weighted average shares outstanding	17,938	16,923	17,927	16,214

Basic income per common share:
Continuing operations	$0.13	$0.06	$0.54	$0.44
Discontinued operations	—	0.03	—	0.02
Total	$0.13	$0.09	$0.54	$0.46

Diluted:
Weighted average shares outstanding	17,938	16,923	17,927	16,214
Add net effect of potentially dilutive shares	453	510	463	446
Total shares	18,391	17,433	18,390	16,660

Diluted income per common share:
Continuing operations	$0.12	$0.06	$0.52	$0.43
Discontinued operations	—	0.02	—	0.02
Total	$0.12	$0.08	$0.52	$0.45

For the three months ended September 30, 2008, 136,547 options with a weighted average exercise price of $22.47 per share had exercise prices above the average market price of $19.71 and were excluded from the computation of diluted income per common share.  For the three months ended September 30, 2007, 182,806 options with a weighted average exercise price of $24.05 per share had exercise prices above the average market price of $20.34 and were excluded from the computation of diluted income per common share.

For the nine months ended September 30, 2008, 167,047 options with a weighted average exercise price of $24.07 per share had exercise prices above the average market price of $19.88 and were excluded from the computation of diluted income per common share.  For the nine months ended September 30, 2007, 188,481 options with a weighted average exercise price of $24.24 per share had exercise prices above the average market price of $18.00 and were excluded from the computation of diluted income per common share.

9.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$2,279	$1,470	$9,594	$7,461
Currency translation adjustment	33	(3)	30	(2)
Reverse unrealized gain on long-term investment in Point.360 upon acquisition	—	(253)	—	(262)
Unrealized gain (loss) on long-term investment	(1,355)	(4,636)	(3,482)	2,433
Unrealized loss on interest rate swaps	(259)	—	(142)	—

Total comprehensive income (loss)	$698	$(3,422)	$6,000	$9,630

10. SEGMENT INFORMATION

The Company’s two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) creative research services (“SourceEcreative”). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Video and Audio Content Distribution	Source Ecreative	Consolidated	Video and Audio Content Distribution	Source Ecreative	Consolidated

Revenues	$39,941	$1,487	$41,428	$100,640	$4,458	$105,098
Depreciation and amortization	7,355	46	7,401	14,964	137	15,101
Income from operations	8,166	752	8,918	22,372	2,164	24,536
Total assets (a)	400,065	5,370	405,435	400,065	5,370	405,435

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Video and Audio Content Distribution	Source Ecreative	Consolidated	Video and Audio Content Distribution	Source Ecreative	Consolidated

Revenues	$23,778	$1,359	$25,137	$62,770	$3,949	$66,719
Depreciation and amortization	3,951	108	4,059	8,749	323	9,072
Income from operations	3,081	632	3,713	11,053	1,633	12,686
Total assets (a)	252,815	8,834	261,649	252,815	8,834	261,649

(a)          Excludes intercompany receivables, which have been eliminated in consolidation.

11.  PRO FORMA INFORMATION

The Company completed the acquisitions of (i) Pathfire on June 4, 2007, (ii) Point.360 on August 13, 2007, (iii) the media services assets of GTN, Inc. on August 31, 2007 and (iv) the media services assets of Vyvx on June 5, 2008.  These businesses have been included in the Company’s results of operations since the respective dates of acquisition.  The following pro forma information details the results from continuing operations as if the above referenced transactions (Pathfire, Point.360, GTN and Vyvx) had occurred at the beginning of the respective periods (in thousands, except per share amounts).  A table of actual (as reported) amounts is provided for reference:

	As Reported				Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues	$41,428	$25,137	$105,098	$66,719	$41,428	$38,249	$120,163	$113,509
Income from continuing operations	$2,279	$1,053	$9,594	$7,181	$2,279	$725	$8,192	$1,255
Basic income per common share from continuing operations	$0.13	$0.06	$0.54	$0.44	$0.13	$0.04	$0.46	$0.07
Diluted income per common share from continuing operations	$0.12	$0.06	$0.52	$0.43	$0.12	$0.04	$0.45	$0.07

12.   SUBSEQUENT EVENT – ENLIVEN MERGER

On October 2, 2008, the Company completed the previously announced merger with Enliven.  Pursuant to the merger agreement, as amended, the Company exchanged 0.033 of a share of its common stock for each of the approximately 88 million outstanding shares of Enliven common stock not previously held by the Company (i.e., prior to the merger, the Company held 10.7 million shares of Enliven’s common stock).  In the aggregate, the Company issued approximately 2.9 million shares of its common stock in the exchange valuing the newly acquired Enliven equity at approximately $66 million.  In addition, the Company assumed $5 million of Enliven’s debt.  Immediately following the completion of the merger, the Company had approximately 20.9 million shares of common stock outstanding.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our potential inability to further identify, develop and achieve commercial success for new products; the possibility of delays in product development; the development of competing distribution products; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”), in our Registration Statement on Form S-4, Post-Effective Amendment No. 1 as filed with the Securities and Exchange Commission on September 8, 2008 and elsewhere in this Report and other Securities and Exchange Commission filings.

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

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements and other media content from advertising agencies and other content providers to traditional broadcasters and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, the increasing trend towards delivering high definition data files, and the continued transition from analog to digital broadcast signal transmission.

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy we have recently completed the following transactions:

Purchase of Pathfire:

•                  On June 4, 2007, we acquired all the outstanding common and preferred stock of privately-held Pathfire for $29.3 million (including transaction costs and net of cash acquired). Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. Pathfire is one of the primary distribution providers for syndicated programming in the United States. In addition, major networks rely on the Pathfire network to distribute thousands of news stories to hundreds of television affiliates.  The acquisition of Pathfire expanded our customer base and resulted in certain operating synergies.  Pathfire has been included in our results since the date of acquisition.

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

Purchase of GTN:

•                  On August 31, 2007, we acquired substantially all the assets of privately-held GTN for $8.6 million in cash (including transaction costs and net of selling GTN’s post production assets immediately following closing for $3.0 million in cash). GTN provides media services primarily on behalf of the automotive industry. GTN has been included in our results since the date of acquisition.

Purchase of Vyvx:

•                  On June 5, 2008, we acquired substantially all of the assets and certain liabilities of the Vyvx advertising services business (“Vyvx”) for $134.8 million in cash (including transaction costs).  Vyvx operates an advertising services and distribution business similar to the Company’s business.  The acquisition of the Vyvx advertising services business expanded our customer base and is expected to result in certain operating synergies.  The Vyvx advertising services business has been included in our results since the date of acquisition.

Investment in Enliven - Subsequent Merger with Enliven:

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

•                  On May 8, 2008, as amended September 4, 2008, we entered into a definitive merger agreement with Enliven to acquire all of its outstanding shares in a tax free stock-for-stock transaction.

•                  On October 2, 2008 (subsequent to quarter end), we completed the pending merger with Enliven.  Pursuant to the merger agreement, as amended, the Company exchanged 0.033 of a share of its common stock for each of the approximately 88 million outstanding shares of Enliven common stock not previously held by the Company.  In the aggregate, the Company issued approximately 2.9 million shares of its common stock in the exchange valuing the newly acquired Enliven equity at approximately $66 million.  In addition, the Company assumed $5 million of Enliven’s debt. Immediately following the completion of the merger, the Company had approximately 20.9 million shares of common stock outstanding.

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2008	Three Months Ended
	September 30,		vs.	September 30,
	2008	2007	2007	2008	2007
Revenues	$41,428	$25,137	64.8%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	17,190	11,190	53.6	41.5	44.5
Sales and marketing	1,853	1,988	(6.8)	4.5	7.9
Research and development	951	902	5.4	2.3	3.6
General and administrative	5,115	3,285	55.7	12.3	13.1
Depreciation and amortization	7,401	4,059	82.3	17.9	16.1
Total costs and expenses	32,510	21,424	51.7	78.5	85.2

Income from operations	8,918	3,713	140.2	21.5	14.8

Other (income) expense:
Unrealized loss on derivative warrant	781	1,014	(23.0)	1.9	4.1
Interest expense	4,498	1,109	305.6	10.8	4.4
Interest income and other	(160)	(177)	(9.6)	(0.4)	(0.7)

Income before income taxes	3,799	1,767	115.0	9.2	7.0
Provision for income taxes	1,520	714	112.9	3.7	2.8

Income from continuing operations	$2,279	$1,053	116.4	5.5	4.2

(a)          Excludes depreciation and amortization.

Revenues.     For the three months ended September 30, 2008, revenues increased $16.3 million, or 64.8%, as compared to the same period in the prior year.  The increases were $16.2 million and $0.1 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) the additional customers acquired in the Vyvx, Point.360 and GTN transactions, (ii) an $8.1 million increase in high definition (“HD”) revenue ($9.3 million in 2008 vs. $1.2 million in 2007), and (iii) approximately $2.0 million of additional political advertising revenue in connection with the 2008 national, state and local elections.

Cost of Revenues.     For the three months ended September 30, 2008, cost of revenues increased $6.0 million, or 53.6%, as compared to the same period in the prior year.  The 53.6% increase in cost of revenues compares to a 64.8% increase in revenues.  As a percentage of revenues, cost of revenues decreased to 41.5% in the current period as compared to 44.5% in the same period in the prior year.  The decrease in cost of revenues, on a percentage basis, is attributable to (i) synergies realized in connection with the 2007 acquisitions of Pathfire, Point.360 and GTN, (ii) a shift in the mix of deliveries to higher margin HD deliveries from lower margin standard definition (“SD”) deliveries, and (iii) an increased percentage of higher margin express deliveries principally associated with political advertising.

Sales and Marketing.     For the three months ended September 30, 2008, sales and marketing expense decreased $0.1 million, or 6.8%, as compared to the same period in the prior year.  The decrease was primarily attributable to lower personnel costs ($0.2 million) as a result of having a consolidated sales force following the 2007 acquisitions of Pathfire, Point.360 and GTN, partially offset by an increase in commissions ($0.1 million).

Research and Development.     For the three months ended September 30, 2008, research and development costs increased slightly as compared to the same period in the prior year.  The increase was primarily attributable to slightly higher costs to develop new technologies and service the networks following the recent acquisitions.

General and Administrative.     For the three months ended September 30, 2008, general and administrative expense increased $1.8 million, or 55.7%, as compared to the same period in the prior year.  The increase is primarily attributable to higher (i) personnel costs ($0.7 million) to support the Company’s larger customer base and to reward employees for the improved operating results, (ii) facilities costs ($0.3 million) associated with the increased number and size of office facilities following the recent acquisitions, and (iii) audit and tax fees ($0.3 million) partly associated with the timing of audit work performed and partly associated with the increased complexity of the Company as a result of the recent acquisitions and related financings.

Depreciation and Amortization.     For the three months ended September 30, 2008, depreciation and amortization expense increased $3.3 million, or 82.3%, as compared to the same period in the prior year.  The increase is primarily attributable to depreciation of certain tangible assets and amortization of certain intangible assets acquired in the Vyvx, Point.360 and GTN transactions ($1.8 million), as well as increases in network equipment associated with the larger customer base.  In addition, depreciation and amortization increased $1.4 million as a result of a decision to replace our existing spot boxes (and thereby accelerate the remaining depreciation over the shortened useful life) with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

Unrealized Loss on Derivative Warrant.     For the three months ended September 30, 2008, the fair value of the Company’s Enliven warrant decreased by $0.8 million as compared to a $1.0 million decrease in the three months ended September 30, 2007.  The warrant meets the definition of a derivative instrument which requires changes in the fair value of the warrant to be recorded in the statement of income.

Interest Expense.     For the three months ended September 30, 2008, interest expense increased $3.4 million as compared to the same period in the prior year.  The increase was due to (i) increased borrowings and amortization of loan fees in connection with the acquisitions of Vyvx, Point.360 and GTN, and (ii) a higher weighted average interest rate during the current period.  Our weighted average interest rate increased in the current period as a result of borrowing $65 million under the Bridge Loan facility in connection with funding the Vyvx acquisition in June 2008. Based on the expected term of the Bridge Loan facility we accrue interest at an annual effective rate of 13.3% (excluding the amortization of fees and expenses).

Interest Income and Other.     For the three months ended September 30, 2008 and 2007, interest income and other was unchanged at $0.2 million.

Provision for Income Taxes.     For the three months ended September 30, 2008 and 2007 the provision for income taxes was 40.0% and 40.4%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 34.0% as a result of state and foreign income taxes and certain non-deductible expenses.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Nine Months Ended		2008	Nine Months Ended
	September 30,		vs.	September 30,
	2008	2007	2007	2008	2007

Revenues	$105,098	$66,719	57.5%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	42,998	28,807	49.3	40.9	43.2
Sales and marketing	5,609	5,036	11.4	5.3	7.6
Research and development	2,729	1,958	39.4	2.6	2.9
General and administrative	14,125	9,160	54.2	13.5	13.7
Depreciation and amortization	15,101	9,072	66.5	14.4	13.6
Total costs and expenses	80,562	54,033	49.1	76.7	81.0

Income from operations	24,536	12,686	93.4	23.3	19.0

Other (income) expense:
Unrealized (gain) loss on derivative warrant	1,601	(675)	(337.2)	1.5	(1.0)
Interest expense	7,440	1,936	284.3	7.1	2.9
Interest income and other	(495)	(553)	(10.5)	(0.5)	(0.9)

Income before income taxes	15,990	11,978	33.5	15.2	18.0
Provision for income taxes	6,396	4,797	33.3	6.1	7.2

Income from continuing operations	$9,594	$7,181	33.6	9.1	10.8

(a)          Excludes depreciation and amortization.

Revenues.     For the nine months ended September 30, 2008, revenues increased $38.4 million, or 57.5%, as compared to the same period in the prior year.  The increases were $37.9 million and $0.5 million from the Video and Audio Content Distribution and the SourceEcreative segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) the additional customers acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, (ii) a $16.1 million increase in HD revenue ($19.6 million in 2008 vs. $3.5 million in 2007) and (iii) approximately $4.1 million of additional political advertising revenue in connection with the 2008 national, state and local elections.

Cost of Revenues.     For the nine months ended September 30, 2008, cost of revenues increased $14.2 million, or 49.3%, as compared to the same period in the prior year.  The 49.3% increase in cost of revenues compares to a 57.5% increase in revenues.  As a percentage of revenues, cost of revenues decreased to 40.9% in the current period as compared to 43.2% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to the elimination of duplicative personnel, facilities, telecommunications and other expenses following the 2007 acquisitions of Pathfire, Point.360 and GTN.

Sales and Marketing.     For the nine months ended September 30, 2008, sales and marketing expense increased $0.6 million, or 11.4%, as compared to the same period in the prior year.  The increase is primarily attributable to higher commissions, benefits and trade show costs associated with a larger customer base.  As a percentage of revenues, sales and marketing expenses decreased to 5.3% in the current period as compared to 7.6% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to efficiencies gained as a result of having a consolidated sales force following our recent acquisitions.

Research and Development.     For the nine months ended September 30, 2008, research and development costs increased $0.8 million, or 39.4%, as compared to the same period in the prior year.  The increase is primarily attributable to increased spending for payroll, benefits and consulting necessary to develop new technologies and service the network after the acquisitions of Vyvx, Pathfire, Point.360 and GTN.  Pathfire operates a network separate from the DG FastChannel network.  The Pathfire network is used primarily to deliver long form content such as syndicated programming.

General and Administrative.     For the nine months ended September 30, 2008, general and administrative expense increased $5.0 million, or 54.2%, as compared to the same period in the prior year.  The increase is primarily attributable to higher (i) personnel costs ($2.2 million) to support the Company’s larger customer base and to reward employees for the improved operating results, (ii) audit and tax fees ($1.0 million) partly associated with the timing of audit work performed and partly associated with the increased complexity of the Company as a result of its recent acquisitions and related financings, (iii) rent and utilities ($0.5 million) associated with the increased number and size of office facilities following the recent acquisitions, and (iv) insurance and investor relations costs ($0.3 million).

Depreciation and Amortization.     For the nine months ended September 30, 2008, depreciation and amortization expense increased $6.0 million, or 66.5%, as compared to the same period in the prior year.  The increase is primarily attributable to depreciation of certain tangible assets and amortization of certain intangible assets acquired in the Vyvx, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base.  In addition, depreciation and amortization increased as a result of a decision to replace our existing spot boxes (and thereby accelerate the remaining depreciation over the shortened useful life) with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

Unrealized Gain/Loss on Derivative Warrant.     For the nine months ended September 30, 2008, the fair value of the Company’s Enliven warrant decreased by $1.6 million as compared to a $0.7 million increase in the nine months ended September 30, 2007.  The warrant meets the definition of a derivative instrument which requires changes in the fair value of the warrant to be recorded in the statement of income.

Interest Expense.     For the nine months ended September 30, 2008, interest expense increased $5.5 million as compared to the same period in the prior year.  The increase was due to (i) increased borrowings in connection with the acquisitions of Vyvx, Pathfire, Point.360 and GTN and (ii) an increase in the weighted average interest rate during the period.  Our weighted average interest rate increased in the current period as a result of borrowing $65 million under the Bridge Loan facility in connection with funding the Vyvx acquisition in June 2008. Based on the expected term of the Bridge Loan facility we accrue interest at an annual effective rate of 13.3% (excluding the amortization of fees and expenses).

Interest Income and Other.     For the nine months ended September 30, 2008 and 2007, interest income and other was virtually unchanged at $0.5 million and $0.6 million, respectively.

Provision for Income Taxes.     For the nine months ended September 30, 2008 and 2007, the provision for income taxes was 40.0% of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 34.0% as a result of state and foreign income taxes and certain non-deductible expenses.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$29,614	$10,101
Accounts receivable, net	32,296	26,516
Property and equipment, net	34,797	27,466
Long-term investments	7,595	15,001
Deferred income taxes, net	2,222	4,667
Goodwill and intangible assets, net	290,875	163,318

Liabilities:
Accounts payable and accrued liabilities	27,073	12,770
Debt	176,637	44,775

Stockholders’ equity	198,756	192,129

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The increase in cash and cash equivalents relates to cash generated from operating activities.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 71 days and 79 days as of September 30, 2008 and December 31, 2007, respectively.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  For the last few years, purchases of property and equipment (excluding acquisition activity) have been approximately $5 million to $7 million per year (including capitalized costs of developing software).  For the nine months ended September 30, 2008, purchases of property and equipment were $9.8 million and capitalized costs of developing software were $4.1 million.  For 2008, the Company expects purchases of property and equipment (excluding capitalized costs of developing software) to be approximately $12 million principally related to two non-recurring capital projects.  The projects relate to (i) upgrading its Atlanta NOC to enable the Company to load balance the distribution of its short form advertising content and (ii) upgrading its existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds and can accommodate multiple, simultaneous satellite feeds.

Long-term investments consisted of an investment in Enliven common stock and warrants at September 30, 2008 and December 31, 2007.  The decrease relates to a decline in the market value of Enliven common stock and warrants during the nine months ended September 30, 2008.

Deferred income taxes, net relates primarily to Federal and state net operating loss carryforwards, slightly offset by the excess book basis over the tax basis of certain identifiable intangibles.

Goodwill and intangible assets were recorded in connection with the acquisition of Vyvx in June 2008, which more than offset amortization recorded during the nine months ended September 30, 2008.

Accounts payable and accrued liabilities increased $14.3 million during the nine months ended September 30, 2008.  The increase relates primarily to (i) the timing of when certain payments are made and (ii) liabilities incurred in connection with the purchase of Vyvx.

Debt increased $131.9 million during the nine months ended September 30, 2008 as a result of the Company (i) replacing its $85 million credit facility with the $145 million Senior Credit Facility in March 2008, (ii) entering into the $65 million Bridge Loan Agreement in June 2008 and (iii) making principal payments of $3 million under the Senior Credit Facility.  In connection with replacing the $85 million credit facility, the Company repaid its previous $45 million term loan and drew down $65 million of Term Loans at closing. Further, in connection with closing the Vyvx acquisition, the Company drew down (i) $50 million of Acquisition Loans under the Senior Credit Facility and (ii) $65 million of Bridge Loans under the Bridge Loan Agreement.

Stockholders’ equity increased $6.6 million during the nine months ended September 30, 2008.  The increase relates primarily to reporting net income of $9.6 million, partially offset by a $3.5 million decrease in the value of its investment in the common stock of Enliven.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$9,594	$7,461
Depreciation and amortization	15,101	9,072
Unrealized (gain) loss on warrants	1,601	(675)
Deferred income taxes and other	5,582	4,151
Changes in operating assets and liabilities, net	6,793	(5,130)
Total	38,671	14,879

Investing activities:
Purchases of property and equipment	(9,821)	(2,786)
Capitalized costs of developing software	(4,128)	(2,310)
Other	7	(759)
Acquisitions, net of cash acquired	(134,846)	(48,768)
Total	(148,788)	(54,623)

Financing activities:
Borrowings of debt, net	129,396	32,850
Issuance of common stock, net	204	288
Total	129,600	33,138

Effect of exchange rate changes on cash	30	(3)

Net increase (decrease) in cash and cash equivalents	$19,513	$(6,609)

The Company generates cash from net income after adding back certain non cash expenditures such as depreciation and amortization.  This cash is typically used to purchase property and equipment, develop software, make strategic investments and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility and/or issuing equity instruments.

For the nine months ended September 30, 2008, the Company generated $38.7 million from operating activities. A portion of this cash was used to purchase property and equipment and develop internally used software.

On June 5, 2008, the Company completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business, including its distribution, post-production and related operations, from Level 3 Communications, Inc. (“Level 3”).  Vyvx operated an advertising services and distribution business similar to the Company’s business.  The acquisition was completed pursuant to an asset purchase agreement among the Company, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $134.8 million in cash (including transaction costs).  The Company received financing for the acquisition from its $145 million Senior Credit Facility (discussed below) and a $65 million Bridge Loan (also discussed below) which was drawn against in connection with closing the Vyvx acquisition.

In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  The Term Loans were fully drawn at closing and the Acquisition Loans were fully drawn in connection with closing the Vyvx acquisition.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At September 30, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 6.0% (excluding the amortization of fees and expenses).

In connection with the Senior Credit Facility, the Company also obtained a financing commitment from Bank of Montreal (“BMO”) for a two-year, $65 million subordinated unsecured term loan (the “Bridge Loan”).  In June 2008, the Company entered into the Bridge Loan Agreement with BMO and the Bridge Loan was fully drawn to fund a portion of the Vyvx acquisition.  The Bridge Loan initially bore interest at 11.0% per annum, and increases 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%.  In addition, the Bridge Loan requires the Company to pay (i) funding fees totaling $1.0 million in the event the Bridge Loan remains outstanding after four months, and (ii) an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding after one year.  In accordance with EITF 86-15 relating to increasing rate debt, the Company has determined its periodic interest cost based upon the estimated outstanding term of the debt.  The Company presently expects it will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses).  At September 30, 2008, borrowings under the Bridge Loan bore interest at 12.0% per annum (excluding the amortization of fees and expenses).

The Term Loans formally mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million starting September 30, 2008 and (ii) excess cash flow (“ECF”) principal payment provisions, the Term Loans will be fully retired in 2012.  Estimates of future ECF payments decreased during the most recent quarter as a result of the October 2008 merger with Enliven (see Note 12) and the related retirement of Enliven’s debt.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments equal to .25% multiplied by the outstanding principal balance of the Acquisition Loans as of a specified date and (ii) ECF principal payment provisions.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth.  The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio and (ii) the minimum fixed charge coverage ratio.  The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default.  The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of the Company’s subsidiaries and are secured by substantially all of the Company’s assets.  As of September 30, 2008, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

The Company expects to use cash in connection with (i) scheduled payments under its existing debt obligations, (ii) the organic growth of its business, (iii) the purchase of property and equipment in the normal course, and (iv) the acquisition of similar and/or ancillary businesses.

As of September 30, 2008, the Company’s sources of liquidity included (i) $29.6 million of cash on hand, (ii) $30.0 million of availability under the Senior Credit Facility, and (iii) the potential issuance of additional debt and/or equity.  In addition, the Company has filed a shelf registration statement with the SEC for the issuance of (i) up to 3.5 million shares of its common stock and (ii) up to $25 million of preferred stock.  The SEC has reviewed the shelf registration statement and has notified the Company it had no further comments at the time, but would have the opportunity to issue additional comments prior to the effectiveness of the shelf registration statement.

The Company believes its (i) cash on hand and (ii) cash generated from operating and financing activities will satisfy its capital needs for the next 12 months.

On October 2, 2008, we completed a merger with Enliven whereby we issued approximately 2.9 million shares of our common stock in exchange for all the issued and outstanding shares of Enliven not previously held by us.  Enliven will be included in our operating results from the date of merger.  See a description of this transaction under “Overview” above.

Off-Balance Sheet Arrangements

Other than its operating leases the Company is not a party to any off-balance sheet arrangement that management believes is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

The Company provides very limited services to entities located outside the United States and, therefore, believes the risk that changes in exchange rates will adversely impact its results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

The Company issued variable-rate debt that, as of September 30, 2008, had an outstanding balance of $111.6 million.  Of that amount, the Company entered into three-year interest rate swap agreements with certain financial institutions for $57.5 million.  With respect to the portion of the Company’s variable-rate obligations outstanding at September 30, 2008 that is not subject to an interest rate swap agreement (i.e., $54.1 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.1 million. These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year. Conversely, since almost all of the Company’s cash balances ($29.6 million at September 30, 2008) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Equity Risk

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company invests in equity instruments of private and public companies for operational and strategic business purposes.  These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the companies operate. These securities, which are classified as “Long-term investments” on the accompanying consolidated balance sheet, include available-for-sale securities and equity derivative instruments.  As of September 30, 2008 and December 31, 2007, the Company’s long-term investments consisted of its investment in Enliven.

As discussed in Note 12, on October 2, 2008 the Company merged with Enliven in a stock for stock transaction and Enliven became a wholly-owned subsidiary of the Company.  As a result of the merger (i) the common stock portion of the Company’s investment in Enliven was reverted back to its historical cost and amounts related thereto included in accumulated other comprehensive income were reversed and (ii) the warrant portion of the Company’s investment in Enliven was adjusted to its fair value on the closing date, and both the common stock and warrant portions of the Company’s investment were reclassified to become part of the Enliven purchase price.

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

provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report on Form 10-K for the year ended December 31, 2007 and (ii) Post-Effective Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on September 8, 2008, under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: November 10, 2008	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)