Form 10-K
period 2008-12-31
DG FastChannel, Inc
filed 2009-03-10
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
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

          Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $227 million as of December 31, 2008, and approximately $262 million as of June 30, 2008, the last business day of the Registrant's most recently completed second quarter. Shares of Common Stock held by each officer and director of the Registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 5, 2009 the Registrant had 20,878,655 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None

 DG FASTCHANNEL, INC.

        The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates," "believes," "plans," "expects," "future," "intends," "will" and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" as well as those discussed elsewhere in this Report, and the risks discussed in the Company's other filings with the United States Securities and Exchange Commission.

DG FASTCHANNEL, INC.

PART I

ITEM 1.    BUSINESS

General

        DG FastChannel, Inc. (the "Company" or "DGF") is a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our Network Operation Centers, located in Irving, Texas ("Irving NOC"), Atlanta, Georgia ("Atlanta NOC") and New Jersey ("New Jersey NOC") which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 radio, television, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada, and Europe. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. We offer a variety of other ancillary products that serve the advertising industry.

        For the year ended December 31, 2008, we provided delivery services for 22 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to electronic delivery of video and audio advertising content. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We offer a digital alternative to dub and ship delivery of spot advertising. We generally bill our services on a per transaction basis.

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

        The Company was organized in 1991 and is incorporated in Delaware. Over the past five years, we have completed several strategic transactions including the following:

  •
  On June 1, 2004, we acquired substantially all the broadcast distribution assets and certain liabilities from privately-held Applied Graphics Technologies, Inc ("AGT") for $15.0 million in cash. AGT distributed advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  On August 31, 2004, we acquired substantially all the assets and certain liabilities of privately-held SourceEcreative, Inc. ("SourceEcreative") for $3.8 million in cash. Our SourceEcreative division offers a complete online resource and searchable database of over 350,000 television commercials, both on a subscription and per-transaction basis. The acquisition expanded the Company's media asset management services to advertising agencies.

  •
  On April 15, 2005, we acquired substantially all the assets and assumed certain liabilities of privately-held Media DVX, Inc. ("MDX") for $10.0 million (excluding transaction costs) consisting of (i) $1.5 million in cash, (ii) a $6.5 promissory note, and (iii) 155,039 shares of the Company's common stock valued at $2.0 million. MDX distributed advertising content to radio and television stations utilizing conventional and electronic duplication technologies. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  On May 31, 2006, we completed a tax-free merger transaction with privately-held FastChannel Network, Inc. ("FastChannel") whereby FastChannel became a wholly-owned subsidiary of the Company. The $28.8 million purchase price consisted of (i) approximately 5.2 million shares of the Company's common stock valued at $27.4 million, and (ii) approximately $1.4 million of transaction costs. Similar to the Company, FastChannel operated a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel expanded the Company's "footprint" (i.e., electronic network), increased our customer base, and resulted in operating synergies.

  •
  On June 4, 2007, we acquired privately-held Pathfire, Inc. ("Pathfire") for $29.3 million in cash (net of cash acquired). Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  In December 2006 and early 2007, we acquired an approximate 16% interest in Point.360. On August 13, 2007, we completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that we did not already own (approximately 84%) in exchange for 2.0 million shares of our common stock. Immediately prior to the exchange, Point.360 spun off its post-production operations to its shareholders (other than the Company), such that on the closing date, Point.360 consisted solely of an advertising services operation.

  •
  On August 31, 2007, we acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $11.5 million in cash (including transaction costs). GTN provided media services in Detroit, Michigan and was focused on the automotive advertising market. GTN also had post production operations that the Company sold immediately following the closing of the acquisition for $3.0 million in cash. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  On March 13, 2008, we amended and restated our $85 million Credit Agreement with a new six-year, $145 million senior credit facility (the "New Credit Facility") with our existing and two additional lenders.

  •
  On June 5, 2008, we completed the acquisition of substantially all of the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3") for approximately $135.4 million in cash (including transaction costs). Vyvx operated an advertising services and distribution business similar to the Company's video and audio content distribution business. The purpose of the acquisition was to expand the Company's customer base and operations.

  •
  In May 2007 we acquired 10.8 million shares, or 13% of the then outstanding shares, of Enliven Marketing Technologies Corporation's ("Enliven") common stock. On October 2, 2008, we completed a merger with Enliven. Pursuant to the merger agreement, as amended, we exchanged 0.033 of a share of our common stock for each of the approximately 88 million shares of Enliven common stock outstanding and not previously held by us. In the aggregate, we issued approximately 2.9 million shares of our common stock in the exchange valuing the newly acquired Enliven equity at approximately $66 million. In addition, we assumed $5 million of Enliven's debt. The purpose of the acquisition was to extend our customer base and expand our service offerings.

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

        The unique capabilities of online advertising, the growing number of Internet users and increased Internet traffic have contributed to rapid growth in online advertising spending over the last several years. According to eMarketer, an advertising trade journal, online advertising represented 11.3% of the total United States advertising market in 2008. International Data Corporation predicts United States online advertising spending will increase to 14.6% by 2011 while worldwide online advertising spending will increase to 13.6% of the total worldwide advertising market by 2011. Additionally, according to the Kelsey Group, global online advertising expenditures are projected to grow from $45 billion in 2007 to $147 billion in 2012, representing a compound annual growth rate of 27%. eMarketer predicts online advertising expenditures in the United States are to grow from $23 billion in 2008 to $42 billion in 2013, representing a compound annual growth rate of 17%, while worldwide online advertising expenditures are projected to grow at a compound annual growth rate of 16.7% through 2012.

        While historically a large component of online advertising market growth was driven by Internet-centric publishers, retailers and direct marketing providers, traditional media advertisers, including consumer packaged goods and brand advertisers, are increasingly recognizing the significance and unique capabilities of the Internet and are allocating more of their marketing budgets to online advertising. The growth in online advertising is also being driven by strong increases in online brand marketing through display ads, rich media and video ads. While the majority of online advertising spending is still allocated to direct response campaigns, including paid search ads, classifieds, e-mail advertising and lead generation or referrals, advertisers are increasingly recognizing the potential offered by the unique branding capabilities of the Internet. As a result, many advertisers seek to utilize innovative media formats to create highly engaging brand experiences for their online customers. According to eMarketer, online video advertising and rich media advertising are expected to be the fastest growing advertising formats in the United States and spending is projected to increase from $0.5 billion and $1.8 billion in 2008 to over $4.5 billion and $3.3 billion, respectively, in 2013, representing a compound annual growth rate of 51% and 12%, respectively.

        Emerging media formats and channels, such as mobile devices, game consoles and on-demand television, provide significant opportunities for advertisers to expand audience reach and strengthen their relationship with their target audience in innovative ways. Forrester Research projects United States advertising spending in emerging media channels to grow from $1.0 billion in 2007 to $10.6 billion in 2012, representing a compound annual growth rate of 59%.

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

  •
  Video.  We receive video content electronically primarily via our proprietary file transfer software that is deployed in video production studios. Video content also can be received through our various regional customer service locations and collection points throughout the United States. When video spots are received, our employees quality assure the spots and release the video to the Irving NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to Company-owned servers, called DG FastChannel Spot Boxes, that we have placed in television stations and cable interconnects.

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

        We offer various levels of digital video and audio distribution services to advertisers distributing content to broadcasters. These include the following: DGFC Priority, a service which guarantees arrival of the first spot on an order within one hour; DGFC Express, which guarantees arrival within four hours; DGFC Standard, which guarantees arrival by noon the next day; and DGFC Economy, which guarantees arrival by noon on the second day. We also offer a set of premium services enabling advertisers to distribute audio or video spots provided after normal business hours. We generally charge a fee per delivery for our advertising distribution service, which varies based on the service level ordered by the customer.

        In addition to our standard services, we have developed unique products to service customers with particular time-sensitive delivery needs, including the delivery of political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups.

        Online Advertising Solutions.    We offer an online advertising campaign management and deployment product known as the "Unicast Advertising Platform" ("UAP"). UAP permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and others), deployment, and tracking of campaign results.

        The UAP integrates creative assembly with campaign management and detailed performance analysis. In addition, UAP has the broad capabilities to deliver multiple ad formats and media types, including several different video formats, 3D content, and all major "rich media" formats.

        UAP is "technology agnostic", meaning it delivers advertisements that utilize all major technologies and formats, not just those exploiting the special capabilities of the Viewpoint Media Player ("VMP"). Importantly, however, video and other "rich media" ads that typically involve large file sizes and, therefore, higher bandwidth costs, can be deployed at significantly lower rates when utilizing the Unicast format by taking advantage of the VMP residing on the Internet consumer's computer.

        UAP offers a suite of products including Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that "float"/play over the top of an Internet site page).

        We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices with fees based on the number of times an advertisement is deployed (i.e., on a "CPM", or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.02 to $5.25 per thousand impressions in 2008.

        Long-form Programming Distribution.    The Company also delivers its digital video broadcast services through our Digital Media Gateway® ("DMG") owned and operated by Pathfire, our wholly-owned subsidiary. The DMG consists of hardware and a suite of software applications that enable content creators and distributors to ingest, digitize, transport, store and prepare digital video media assets for broadcast. The DMG incorporates a sophisticated IP multicast network of satellites and can deliver all forms of video content including news, Video News Releases ("VNR"s), syndicated programming, infomercials, and Electronic Press Kits ("EPK"s). Another feature of the DMG is a terrestrial-based return-path network, which automatically tracks and notifies the Atlanta NOC of transmission failures, system health problems and content usage data. When notified of a transmission failure, the system automatically resends lost data packets using the minimum bandwidth necessary to complete the transmission. The DMG also uses the terrestrial network to send notification that the complete digital video transmission has been received in the DMG server at the broadcast television station. This system is fully automated and involves only minimal intervention by station technicians and customer support staff.

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

        The second group of applications stores the content in the uplink system, prepares it for the satellite uplink by managing the transmission scheduling based on bandwidth and Service Level Agreement ("SLA") requirements and then sends the video through the satellite network to the DMG server at the receiving station. The distribution system is capable of managing transmission over the multicast satellite network and the Internet simultaneously. The distribution system repairs any lost data either by employing a packet-based algorithm or by retransmitting missing data based on an intelligent retry scheme built into the multicast protocol, or a combination of both. The receiving system sends confirmation that the digital files have been received through the Internet-based return path network to the Atlanta NOC.

        The third group of applications provides asset management functionality and manages the flow of content once it is received at the station by the DMG server. These applications provide stations with metadata, which helps the stations organize and manage the video for preview and for moving high resolution content from the DMG server through the station's infrastructure to the station's on-air system. Pathfire's asset management products in the station allow content to be moved as analog video or as a digital file. Interfaces have also been designed to deliver content and frame accurate metadata to the station's edit systems, newsroom computer systems, traffic systems, automation systems and play-to-air servers.

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

        Creative and Digital Marketing Solutions    In 2008, as part of our Enliven acquisition, we acquired Springbox, Ltd. ("Springbox") an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions, and provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the UAP and integrated with our premium rich media ad delivery capabilities. This combined offering is the next step in the evolution of our business, and will better position us to take advantage of the tremendous market opportunity for integrated online marketing solutions.

        The Springbox division plays an integral role in our overall strategy. Springbox allows us to provide full service interactive marketing solutions for our clients. Aside from generating significant revenues, the division can also increase the number of websites that use the Enliven platform and distribute VMP's to their customers. Additionally the division supports the development of advanced advertising formats and advertising content making use of UAP more appealing to marketers. Finally these services keep us on the cutting-edge of the industry, giving us hands-on experience with the design, creation and deployment of rich media websites.

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

Markets and Customers

        A large portion of our revenue is derived from the delivery of spot television and radio advertising to broadcast stations, cable systems and networks. We derive revenue from brand advertisers and advertising agencies, and from our marketing partners, which are typically dub and ship houses that have signed agreements with us to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via our electronic delivery service in exchange for price discounts from us. The relative volumes of advertisements distributed by us are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal and cyclical variations. No single customer accounts for more than 10% of our annual revenue.

Sales, Marketing and Customer Service

        Brand Strategy.    Our brand strategy is to position our services as the standard transaction method for the radio, television, cable, and network broadcast industries. We focus our marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with us for a different reason. Agencies purchase services from us on behalf of their advertisers. Production studios facilitate the transmission of audio and video to either the Irving or Atlanta NOCs. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

        Internet/E-Commerce Strategy.    The SpotCentral online order entry and management system adds functionality to our online management tool that opens up our network so customers can see the status of their media asset as it moves from endpoint to endpoint—from the time it leaves their possession until it arrives at the media outlet. With new system architecture and user-friendly applications, SpotCentral provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across our massive digital network and confirm delivery at the station level through our powerful new media server, the DG FastChannel Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process.

        Sales.    We employ a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of our electronic distribution system, ad serving platform, and related products and services. In addition, our sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to us. A separate staff sells to and services audio and video dealers, who resell our distribution services. We currently have regional sales offices in New York, Los Angeles and Chicago. Our sales force includes regional sales, inside sales, and telemarketing personnel.

        Marketing.    Our marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. We also engage in public relations activities including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

        We market to broadcast stations to arrange for the placement of our Digital Media Managers, and DG FastChannel Spot Boxes for the receipt of audio and video advertisements.

        Customer Service.    Our approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago, Detroit, New York and San Francisco. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOCs for electronic distribution or, for off-line destinations, to our national duplication center in Louisville, Kentucky. Our distributed service approach provides direct support in key market cities enabling us to develop closer relationships with clients as well as the ability to support client needs for local production services. We also maintain a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. Our customer service operation centers are linked to our order management and media storage systems, and national distribution network. These resources enable us to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements as well as providing order status and fulfillment confirmation. This distribution model also provides us with significant redundancy and re-route capability, enabling us to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

Competition

        Competition within the markets for media distribution is intense. Numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast ADN and TelAmerica deliver television advertising spots to satellite TV systems and/or cable head ends. Microsoft, Google, AOL, and other large media companies have acquired or developed software platforms and technologies to participate in the media distribution marketplace. At the same time, many companies, including Akamai, Limelight Networks, Eyeblaster, and Eyewonder are implementing technologies to distribute video to the established traditional channels and new media outlets. Numerous companies are offering technologies to facilitate the distribution of video through a variety of means.

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

        We also compete with a variety of dub and ship houses and production studios that have traditionally distributed taped advertising spots via physical delivery. As local distributors, these entities have long-standing ties with advertising agencies that are often difficult for us to replace. In addition, these dub and ship houses and production studios often provide an array of ancillary video services, including archival storage and retrieval, closed captioning and format conversions, enabling them to deliver to their advertiser and agency customers a full range of customizable, media post-production, preparation, distribution and trafficking services. We plan to continue pursuing potential dub and ship house partners where such partnerships make strategic sense.

        In the video marketplace, we compete with dub and ship houses across the country but additionally with one or more satellite-based video distribution networks. We also anticipate that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although we believe that no such carriers have yet begun spot distribution.

        We expect competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and service. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound and video quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, and financial condition.

        Competitors of our UAP product area include full service advertising delivery companies like aQuantive, DoubleClick, and 24/7 RealMedia. Additionally, certain companies specialize in delivering rich media and video advertisements like Pointroll, Eyewonder and Eyeblaster. Competitors in the services sector include advertising agencies, online agencies and independent creative talent that can build content in the Enliven format or in other rich media formats.

        Competitors in the search solutions business include Google Inc., Yahoo! (which offers its own search toolbar in addition to supplying search results for use with the Viewpoint Toolbar, Fotomat Toolbars, and other custom toolbars that we create), MSN, AskJeeves, Inc. (a subsidiary of IAC), MIVA and InfoSpace. Although we compete with some of the search engine firms in the toolbar space, we are not a search engine; but rather we have a marketing agreement with Yahoo! in distributing their search results.

Intellectual Property and Proprietary Rights

        We primarily rely upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in our technologies. We currently have 53 patents issued with expiration dates ranging from March 2016 to May 2026 and 23 other patent applications pending. We also have 70 trademark registrations, 25 trademark applications and approximately 30 copyright registrations.

Employees

        As of December 31, 2008, we had a total of 770 employees, including 154 in research and development, 46 in sales and marketing, 485 in operations, and 85 in finance and administration; 758 of these employees are located in the United States and 12 are located in the United Kingdom. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We consider our relations with our employees to be good.

        Our business and prospects depend in significant part upon the continued service of our key management, sales and marketing and administrative personnel. The loss of key management or technical personnel could materially adversely affect our operating results and financial condition. We believe that our prospects depend in large part upon our ability to attract and retain highly skilled managerial, sales and marketing and administrative personnel. Competition for such personnel is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on our operating results and financial condition.

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

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for HD spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to maintain profitability.

        To sustain profitability and growth, we must expand our product and service offerings beyond the broadcast markets to include additional market segments within the media distribution products and services industry. Potential new applications for our existing products in new markets include distance learning and training, finance and retail. While our products and services could be among the first commercial products that may be able to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services, our products and services may not be accepted by that market. In addition, it is possible that:

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

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy in or related to the industries we serve.

        Our revenues are generated primarily from providing online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising, which was followed by a downturn in advertising spending on the Internet in 2002. In addition, during a period of economic weakness in 2001, advertising spending online decreased at a faster rate than overall ad spending, although we believe this was because many of the companies advertising online were Internet companies experiencing significant financial distress. Following the recent negative developments in the world economy, several agency and analyst organizations now predict that the growth in online advertising will be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given period.

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

The markets in which we operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. Numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast ADN and TelAmerica deliver television advertising spots to satellite TV systems and/or cable head ends. Recently, Microsoft, Google, AOL, and other large media companies have acquired or developed software platforms and technologies to participate in the media distribution marketplace. At the same time, many companies, including Akamai, Limelight Networks, Eyeblaster, and Eyewonder are implementing technologies to distribute video to the established traditional channels and new media outlets. Numerous companies are offering technologies to facilitate the distribution of video through a variety of means.

        We face formidable competition in every aspect of our business from other companies that provide solutions and services similar to ours. Currently, our primary online video competitors are DoubleClick and Atlas, a technology and service division of aQuantive. In March 2008, Google acquired DoubleClick and in May 2007, Microsoft acquired aQuantive. DoubleClick and Atlas offer solutions and services similar to ours and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and Atlas businesses and increase their ability to compete with us.

        Google and Microsoft have significantly greater name recognition and greater financial, technical and marketing resources than we do. Microsoft also has a longer operating history and more established relationships with customers. In addition, we believe that both Google and Microsoft have a greater ability to attract and retain customers due to numerous competitive advantages, including their ability to offer and provide their marketing and advertising customers with a significantly broader range of related solutions and services than us. Google and Microsoft may also use their experience and resources to compete with us in a variety of ways, including through acquisitions of competitors or related businesses, research and development, and marketing for new customers more aggressively. Furthermore, Google or Microsoft could use campaign management solutions as a loss leader or may provide campaign management solutions or portions of such solutions without charge or below cost in order to encourage customers to use their other product offerings. If Google or Microsoft is successful in providing solutions or services that are better than ours, leverage platforms more effectively than ours or that are perceived by customers as being more cost-effective, we could experience a significant decline in our customer base and in their use of our solutions and services. Such a decline could have a material adverse effect on our business, financial condition and results of operations.

        In addition to Google and Microsoft, we face competition from other companies. Among our competitors are rich-media solutions companies (such as Pointroll, Eyewonder and Flashtalking) and ad serving companies (such as Zedo and CheckM8). In addition, we may experience competition from companies that provide web analytics or web intelligence. Other companies, such as Yahoo!, are also developing campaign management solutions. Our competitors may develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than us.

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

        While we offer products and services focused on the electronic distribution of media, we compete with dub and ship houses and production studios. Many dub and ship houses and production studios, such as Ascent Media, have long-standing ties to local distributors that can be difficult to replace. Many of these dub and ship houses and production studios also have greater financial, distribution and marketing resources than we and have achieved a higher level of brand recognition. Production studios, advertising agencies and media buying firms also could deliver directly through entities with package delivery expertise such as Federal Express, United Parcel Service and the United States Postal Service.

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

        In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties and several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. This growing trend of cooperative relationships and consolidation within our industry may create a great number of powerful and aggressive competitors that may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and customers than we are able to. They may also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues. We cannot assure you that we will be able to compete successfully with our existing or future competitors. If we fail to withstand competitive pressures and compete successfully, our business, financial condition and results of operations could be materially adversely affected.

We have a history of losses which must be considered in assessing our future prospects.

        2003 was the first year we reported net income after having been unprofitable since our inception. While we reported profit again in 2004, 2007 and 2008, we experienced a loss in 2005 and 2006. We could begin to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continually upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to sustain profitability.

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

        In addition, to more fully address the needs of video delivery customers we have developed a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We believe that we will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, San Francisco, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other U.S. markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

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

        We rely on third-party vendors, including bandwidth providers. Any disruption in the network access services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology from third parties to facilitate aspects of our connectivity operations. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact our relationship with users and adversely affect our business and could expose us to liabilities to third parties.

If we were no longer able to obtain transmissions services from our existing or alternative providers, on terms comparable to those upon which we currently obtain the services, our business and results of operations could be harmed.

        We obtain our local access transmission services and long distance telephone access through contracts with Sprint and Verizon, both of which expire in November 2010. These agreements provide for reduced pricing in exchange for minimum purchases, as well as certain achievement credits once specified purchase levels are met. If we are not able to obtain these services from our existing or alternative providers, we would not be able to provide our services on a timely basis. In addition, any material increase in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues. Either of these situations would harm our operating results.

We face various risks associated with purchasing satellite capacity.

        As part of our strategy of providing transmittal of audio, video, data and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although our management attempts to match these expenditures against anticipated revenues from sales of products or services to customers, they may not be successful at estimating anticipated revenues, and actual revenues from sales of products or services may fall below expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect our financial condition, cash flows and results of operations.

If the existing relationship with Clear Channel Satellite Services or Intelsat is terminated, or if either Clear Channel Satellite Services or Intelsat fails to perform as required under its agreement with us, our business could be interrupted.

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the AMC-9 and Galaxy 18 satellite systems. However, the Clear Channel or Galaxy 18 satellite systems may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Clear Channel that expires in June 2010 and Intelsat that expires in December 2013. The agreements provide for fixed pricing on dedicated bandwidth and gives us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. The agreements state that Clear Channel or Intelsat can terminate the agreement if we do not make timely payments or become insolvent. If we are not able to obtain satellite capacity from our existing or alternative providers, or if we were required to seek an alternative provider without adequate notice, we might not be able to provide our services without interruption. In addition any material increase in the cost of satellite capacity would increase our costs. Either of these situations would harm our operating results.

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

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our services, which could damage our reputation and harm our operating results.

        Our provision of our services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our Irving or Atlanta NOCs could result in lengthy interruptions in our service.

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

Insiders have significant influence over us which could limit others' ability to influence the outcome of key transactions, including changes in control.

        As of December 31, 2008, our executive officers and directors and their respective affiliates owned approximately 18% of our common stock. As a result, these stockholders may be able to significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if a change of control is in the best interest of all stockholders.

Our business may be harmed if we are not able to protect our intellectual property rights from third-party challenges or if the intellectual property we use infringes upon the proprietary rights of third parties.

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

        We cannot assure you that our intellectual property does not infringe on the proprietary rights of third parties. While we believe that our trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we may still receive future communications from third parties asserting that we are infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management attention. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business, or, if obtainable, such licenses may not be available on commercially reasonable terms, either of which could prevent our ability to operate our business.

We may enter into or seek to enter into business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        We recently acquired Enliven, the Vyvx advertising services business of Level 3 Communications, LLC, Pathfire, Point.360, GTN, and FastChannel Network Inc. Our business strategy might include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

We depend on key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

        Our future success will depend to a significant extent upon the services of Scott K. Ginsburg, Chairman of the Board and Chief Executive Officer; Omar A. Choucair, Chief Financial Officer; and Neil H. Nguyen, Executive Vice President of Sales and Operations. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

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

        We have a classified board which might, under certain circumstances, discourage the acquisition of a controlling interest of our stock because such acquirer would not have the ability to replace directors except as the term of each class expires. The directors are divided into three classes with respect to the time for which they hold office. The term of office of one class of directors expires at each annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

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

Our software products may be wrongly labeled as spyware which might lead to its uninstallation causing a decrease in our revenues.

        Our software products, including the Viewpoint Toolbar and the Media Player, have been wrongly characterized as spyware by certain security software vendors. We monitor activity in this area and undertake efforts to educate vendors about the characteristics of our software, and thus far have been successful at getting the vast majority of these vendors to change their characterization of our Viewpoint Toolbar. Should we fail to persuade such vendors about the functionality of our Viewpoint Toolbar, or not learn about a false characterization on a timely basis, a substantial number of our Viewpoint Toolbars could be uninstalled leading to a decrease in our revenues and our business will be materially and adversely affected.

Our business may not grow if the Internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

        A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and web publishers. The profit potential for this business model is unproven. For our business to be successful, Internet advertising will need to achieve increasing market acceptance by advertisers, ad agencies and web publishers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

        Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Advertisers may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication, and advertising, and demand for its solutions. We cannot provide assurance that use of the Internet will continue to grow or that current uses of the Internet are sustainable.

Our revenues are impacted by seasonal fluctuations and decreases or delays in advertising spending due to general economic conditions.

        We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle. In addition, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

Providing full-service ad media management requires us to take on inventory risk, and could have a material impact on our working capital.

        When we provide full-service media management, we must purchase the media inventory from various publishers, and assume inventory risk on that media. Although customers are typically billed in advance for this type of service, these transactions tend to represent larger than normal cash outlays. As a result, if the customer payment is late, it would temporarily reduce our working capital until the payment is received. In addition, there is risk that the customer may not pay at all, which will dramatically hinder our cash position.

We plan to expand operations in international markets in which we have limited experience, which could harm our business, operating results and financial condition.

        We opened a Unicast office in the United Kingdom in 2007 and plan to expand our product offering in the European and other international markets. We have only limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets.

        We believe that as the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a competitive advantage because of a greater understanding and focus on the local markets. In addition, certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

        Other risks of doing business internationally include the following:

  •
  difficulties in developing, managing and staffing foreign operations;

  •
  stringent local labor laws or regulations;

  •
  currency exchange rate fluctuations;

  •
  trade barriers and regulations;

  •
  difficulty enforcing contracts in foreign jurisdictions;

  •
  potentially adverse tax consequences;

  •
  import or export restrictions; and

  •
  difficulties in complying with local government regulation or local laws.

Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

        The Internet industry (and online advertising in particular) has experienced substantial consolidation. We expect this consolidation to continue. This consolidation could adversely affect our business and results of operations in a number of ways, including the following:

  •
  our customers could acquire or be acquired by our competitors and terminate their relationship with us;

  •
  our customers could merge with each other, which could reduce our ability to negotiate favorable terms; and

  •
  competitors could improve their competitive position through strategic acquisitions.

Our ad campaign management and deployment solution may not be successful and may cause business disruption.

        UAP is our proprietary ad deployment technology. We must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deploy advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies, and web publishers and could result in contract terminations, fee rebates and make-goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising deployed through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or conversion tag technology and user profiling, which is crucial to our ability to provide our solutions and services to our customers.

        Our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our customers depends on the use of "cookies" and "conversion tags" to track Internet users and their online behavior, which allows us to build anonymous user profiles and measure an advertising campaign's effectiveness. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. A conversion tag functions similarly to a banner advertisement, except that the conversion tag is not visible. Our conversion tags may be placed on specific pages of clients of our customers' or prospective customers' websites. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts to regulate spyware may be drafted in such a way as to include technology like cookies and conversion tags in the definition of spyware, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

        Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and conversion tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.

        Internet users may also directly limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or conversion tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. Individuals have also brought class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade

Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information.

        If our ability to use cookies or conversion tags or to build user profiles were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations would be materially adversely affected.

        In addition, any compromise of our security that results in the release of Internet users' and/or our customers' data could seriously limit the adoption of our solutions and services as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data we store for our customers on our servers (including personal information) and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

If we fail to detect click-through fraud or other invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer.

        We are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on an ad displayed on a web site for a reason other than to view the underlying content. These types of fraudulent activities could harm our business and our brand. If fraudulent clicks are not detected, the data that our solutions provide to our customers is inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. If advertisers become dissatisfied with our solutions, they may choose to do business with our competitors or reduce their Internet advertising spending, which would have a material adverse effect on our business, financial condition and results of operations.

Internet security poses risks to our entire business.

        The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Company's material properties are listed below:

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Irving, TX	U. S. Headquarters Corporate Office	Ads	2011	28,750
Detroit, MI	Sales and Operations	Ads	2012	76,488	35,417
Wilmington, DE	Sales and Operations	Ads	2010	54,800
Roswell, GA	Sales and Operations	Ads	2010	32,900
New York, NY	Sales and Operations	Ads	2016	26,200
Burbank, CA	Sales and Operations	Ads	2011	24,500
Chicago, IL	Sales and Operations	Ads	2011	18,500
Los Angeles, CA	Sales and Operations	Ads	2011	17,700
New York, NY	Sales and Operations	Ads	2011	15,600
Chicago, IL	Sales and Operations	Ads	2016	13,580
New York, NY	Sales and Operations	Ads	2017	12,500
San Francisco, CA	Sales and Operations	Ads	2009	9,500
Louisville, KY	Dub and Ship Facility	Ads	2010	9,100
Dallas, TX	Production	Ads	2013	6,400
Austin, TX	Sales and Operations	Ads	2011	5,600
Boca Raton, FL	Administrative, Sales and Operations	Other	2011	3,816
London	Sales and Production	Other	2009	775
Austin, TX	Sales and Operations	Other	2011	12,400
Culver City, CA	Sales and Operations	Other	2009	11,520

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

        The following table sets forth the high and low closing sales prices of our common stock from January 1, 2007 to December 31, 2008. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2008		Fiscal Year Ended 2007
	High	Low	High	Low
First Quarter	$25.29	$17.71	$16.75	$12.55
Second Quarter	20.64	16.65	22.70	15.96
Third Quarter	24.06	16.26	24.95	17.10
Fourth Quarter	21.05	11.87	26.10	17.09

        On November 30, 2004, the Board of Directors authorized the purchase of up to $3.5 million of the Company's common stock. No expiration date of the purchase program was specified. During 2004 and 2005, the Company purchaed 56,371 shares of its common stock at an average price of $13.35, for a total of $752,173. No purchases have been made since 2005. As of December 31, 2008, $2,747,827 remains available for future purchases.

        As of February 28, 2009, the Company had issued 21,302,000 and outstanding 21,245,000 shares of its common stock. As of February 28, 2009, the Company's common stock was held by approximately 221 stockholders of record. The Company estimates that there are approximately 9,980 beneficial stockholders.

        The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on the Common Stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2003 in the common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among DG Fastchannel, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08
DG FASTCHANNEL, INC.	55.80	24.11	60.18	114.46	55.71
NASDAQ COMPOSITE	110.08	112.88	126.51	138.13	80.47
NASDAQ COMPUTER & DATA PROCESSING	115.62	118.29	133.40	158.91	90.83

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	1,936,161	$14.50	38,177

(1)
Excludes 93,891 available for issue under the Employee Stock Purchase Plan.

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

Acquired Operations	Date of Closing
Applied Graphics Technologies, Inc. ("AGT")	June 1, 2004
SourceEcreative, Inc. ("SourceEcreative")	August 31, 2004
Media DVX, Inc. ("MDX")	April 15, 2005
FastChannel Network, Inc. ("FastChannel")	May 31, 2006
Pathfire, Inc. ("Pathfire")	June 4, 2007
Point.360 ("Point 360")	August 13, 2007
GTN, Inc. ("GTN")	August 31, 2007
Vyvx ("Vyvx")	June 5, 2008
Enliven Marketing Technologies Corporation ("Enliven")	October 2, 2008

        See Note 3 to the Company's consolidated financial statements for further information on acquisitions. As a result of the Company's decision to sell the assets of StarGuide Digital Networks, Inc. ("StarGuide") in 2006 and Corporate Computer Systems, Inc. ("CCS") in 2006 their operating results for all periods presented have been reflected in discontinued operations in the Company's consolidated financial statements and the selected financial data below. See Note 5 to the

Company's consolidated financial statements for further information on dispositions. Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues	$157,081	$97,687	$68,667	$51,824	$53,570
Costs and operating expenses excluding depreciation and amortization	97,999	65,770	49,803	45,227	42,101
Depreciation and amortization	21,351	12,865	8,563	6,348	5,143

Income from operations	37,731	19,052	10,301	249	6,326
Other (income) expense:
Unrealized loss (gain) on derivative warrant investment	1,544	(1,707)	—	—	—
Reduction in fair value of long-term investment	—	—	4,758	—	—
Interest expense and other, net	11,536	2,388	2,786	2,990	1,284

Income (loss) before income taxes from continuing operations	24,651	18,371	2,757	(2,741)	5,042
Provision (benefit) for income taxes	9,572	7,501	2,378	(768)	(4,995)

Income (loss) from continuing operations	15,079	10,870	379	(1,973)	10,037
Income (loss) from discontinued operations	—	(457)	(1,028)	883	(6,833)

Net income (loss)	$15,079	$10,413	$(649)	$(1,090)	$3,204

Basic income (loss) per share:
Continuing operations	$0.81	$0.65	$0.04	$(0.27)	$1.38
Discontinued operations	—	(0.02)	(0.10)	0.12	(0.94)

Total	$0.81	$0.63	$(0.06)	$(0.15)	$0.44

Diluted income (loss) per share:
Continuing operations	$0.79	$0.64	$0.04	$(0.27)	$1.37
Discontinued operations	—	(0.03)	(0.10)	0.12	(0.93)

Total	$0.79	$0.61	$(0.06)	$(0.15)	$0.44

Weighted average shares outstanding:
Basic	18,642	16,631	10,568	7,378	7,277
Diluted	19,073	17,096	10,568	7,378	7,330

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$17,180	$10,101	$24,474	$1,886	$8,059
Working capital	20,856	25,601	25,106	1,722	9,054
Property and equipment, net	37,980	27,466	18,074	15,951	13,640
Total assets	473,800	252,495	172,997	110,065	102,027
Long-term debt, net of current portion	154,985	44,325	15,650	20,834	8,447
Net assets of discontinued operations	—	—	2,441	3,242	1,928
Stockholders' equity	269,518	192,129	141,886	80,207	79,432

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of DG FastChannel Inc.'s ("DG" or the "Company") financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Cautionary Note Regarding Forward-Looking Statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to "Risk Factors" above, for a discussion of the risk factors applicable to us.

  •
  Overview.  This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

  •
  Results of Operations.  This section provides an analysis of our results of operations for three years in the period ended December 31, 2008.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our cash flows for three years in the period ended December 31, 2008, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2008. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

  •
  Critical Accounting Policies.  This section discusses accounting policies that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

  •
  New Accounting Pronouncements.  This section provides a discussion of recently issued accounting pronouncements that have been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such pronouncements on our consolidated financial statements when applicable.

  •
  Contractual Payment Obligations.  This section provides a summary of our contractual payment obligations by major category and in total, and a breakdown by period.

  •
  Off-Balance Sheet Arrangements.  This section provides a summary of our off-balance sheet arrangements and the purpose of these arrangements.

 Cautionary Note Regarding Forward-Looking Statements

        The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute "forward-looking statements."

        Words such as "may," "anticipate," "estimate," "expects," "projects," "future," "intends," "will," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

  •
  our potential inability to further identify, develop and achieve commercial success for new products;

  •
  the possibility of delays in product development;

  •
  the development of competing distribution products;

  •
  our ability to protect our proprietary technologies;

  •
  patent-infringement claims;

  •
  risks of new, changing and competitive technologies;

  •
  our need for additional capital to fund our technology development programs; and

  •
  other factors discussed elsewhere herein under the heading "Risk Factors."

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

Overview

        We are a leading provider of digital technology services that enable the electronic delivery of advertisements and other media content from advertising agencies and other content providers to traditional broadcasters and other media outlets. Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission. We face several factors which impacts the growth of digital advertising delivery, including the following:

        Increased demand for reliable and rapid means of content delivery.    In recent years, technological innovations in digital media have driven increasing demand for reliable and rapid means of information transfer, particularly in the broadcast and telecommunications industries. Digital distribution technologies are increasingly used for distributing media in forms such as video, audio, text and data. Digitized information has many advantages over analog or hard copy formats including ease and efficiency of storage, manipulation, transmission and reproduction, with less degradation and in greater volumes.

        Government mandate for digital broadcasting.    The U.S. Congress passed legislation requiring broadcasters to transition from analog to digital broadcasting by June 12, 2009 when all analog broadcasting must cease. The shift to digital has provided improved picture quality and preserves network capacity by using various compression technologies. This government mandate has created strong momentum in the shift to high definition television ("HDTV") broadcasting because of the complementary aspects between digital-only and HDTV broadcasting, which we believe will encourage the broadcast industry to move to an entirely digital work stream, including the electronic delivery of digital advertising.

        Increase in adoption and popularity of High Definition Television.    Consumer demand for superior quality, declining HDTV set prices and increasing availability of HDTV content are driving the rapid growth in HDTV adoption, with the United States leading the charge. Currently, all major broadcasters are delivering prime time content via HD broadcasting and, with the broadcast industry shifting towards HD, we believe that advertising will soon follow. As local television stations work towards upgrading their infrastructure to enable HDTV signals, advertisers are increasing the number of HDTV commercials, which we believe will likely require digital distribution.

        Emergence of video advertising content on the Internet.    The confluence of a successful online advertising industry and the penetration of personal broadband connections create a strong platform for the Internet to become a significant medium with respect to video advertisements. The increase in broadband subscribers is fueling the accelerating growth in streaming media. Largely due to this growth in broadband usage, the Internet has become a widely used medium for distributing and receiving video and audio content. As the volume and quality of dynamic content progresses, we believe there will be significant growth in video advertising over the Internet and advertisers will look to existing digital content distributors to provide the necessary capabilities to successfully leverage this emerging medium.

        Dependence on Third Parties.    We depend on several third party vendors to operate our digital distribution network. Accordingly, we are highly dependent on satellite and high-speed connectivity vendors to properly operate our digital network. Additionally, we are highly dependent on the video advertising aired on TV and cable networks, cable systems, and other broadcast media outlets.

        Significant Transactions.    Part of our business strategy is to merge with, acquire, or make investments in, businesses in the media services industry. The strategy in acquiring these businesses is to expand our digital distribution network, customer base and/or product offerings. Over the last three fiscal years we have completed the following transactions:

  •
  Merger with Enliven
  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock we did not previously own in exchange for 2.9 million shares of our common stock. In the aggregate, including shares of Enliven previously held and an estimated 0.1 million shares that will be issued related to a preacquisition earnout, the total purchase price was $74.8 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm.

  •
  Purchase of Vyvx
  On June 5, 2008, we completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3"). Vyvx operated an advertising services and distribution business similar to our video and audio content distribution business. The acquisition was completed pursuant to an asset purchase agreement among Level 3, and certain affiliates of Level 3 and us for a purchase price of $135.4 million in cash.

  •
  Purchase of GTN
  On August 31, 2007, we acquired substantially all the assets of privately-held GTN, Inc. ("GTN")

    for $8.5 million in cash, net of selling GTN's post-production business immediately after closing to an officer of GTN for $3.0 million in cash. GTN, based in Detroit, provides media services primarily on behalf of the automotive industry.

  •
  Merger with Point.360
  On August 13, 2007, we acquired all of the issued and outstanding shares of Point.360's common stock we did not previously own in exchange for 2.0 million shares of our common stock. Immediately prior to closing, Point.360 spun off its post-production business to its shareholders other than us. As a result, at closing, Point.360's business consisted solely of its advertising distribution operation. In the aggregate, including (i) shares of Point.360 previously held, (ii) a requirement to retire $7.0 million of Point.360's debt immediately prior to closing, and (iii) working capital adjustments and transaction costs, the total purchase price was $49.7 million.

  •
  Purchase of Pathfire
  On June 4, 2007, we acquired all of the issued and outstanding shares of privately-held Pathfire, Inc.'s ("Pathfire") common and preferred stock for $29.7 million in cash. Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels.

  •
  Merger with FastChannel
  On May 31, 2006, we acquired all of the issued and outstanding shares of privately-held FastChannel Network, Inc.'s ("FastChannel") common and preferred stock in exchange for 5.2 million shares of our common stock. In the aggregate the purchase price was $28.8 million. FastChannel operated a digital distribution network, similar to our network, serving the advertising and broadcast industries.

 Results of Operations

2008 vs. 2007

        The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Year Ended December 31,			Year Ended December 31,
			2008 vs. 2007
	2008	2007		2008	2007
Revenues	$157,081	$97,687	61%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	64,443	41,589	55	41.0	42.6
Sales and marketing	8,257	7,046	17	5.3	7.2
Research and development	4,268	3,233	32	2.7	3.3
General and administrative	21,031	13,902	51	13.4	14.2
Depreciation and amortization	21,351	12,865	66	13.6	13.2

Total costs and expenses	119,350	78,635	52	76.0	80.5

Income from operations	37,731	19,052	98	24.0	19.5
Other (income) expense:
Interest expense	12,122	3,101	291	7.7	3.2
Unrealized (gain) loss on warrant	1,544	(1,707)	(191)	1.0	(1.8)
Interest and other income	(586)	(713)	(18)	(0.4)	(0.7)

Income before income taxes	24,651	18,371	34	15.7	18.8
Provision for income taxes	9,572	7,501	28	6.1	7.7

Income from continuing operations	$15,079	$10,870	39%	9.6%	11.1%

(a)
Excludes depreciation and amortization.

        Revenues.    For 2008, revenues increased $59.4 million, or 61%. The increases were $56.6 million and $2.8 million from the Video and Audio Content Distribution and the Other segments, respectively. The increase in the Video and Audio Content Distribution segment was primarily due to (i) $28.7 million in revenues from the additional customers acquired in the 2008 Enliven and Vyvx transactions, (ii) 12 months of revenue associated with the Pathfire, Point.360 and GTN acquisitions during 2008 as compared to seven months, five months and four months in 2007, respectively, (iii) a $25.5 million increase in HD revenue (including $7.7 million HD revenue from Vyvx included in (i) above) and (iv) approximately $7.2 million of additional political advertising revenue in connection with the 2008 national, state and local elections. The $2.8 million increase in the Other segment primarily relates to the addition of Springbox (acquired with Enliven) of $2.3 million, as well as an increase in demand for our SourceEcreative service, particularly in the international market.

        Cost of Revenues.    For 2008, cost of revenues increased $22.9 million, or 55%. The 55% increase in cost of revenues compares to a 61% increase in revenues. As a percentage of revenues, cost of revenues decreased to 41.0% in 2008 as compared to 42.6% in 2007. The decrease, on a percentage basis, was primarily attributable to the elimination of duplicative personnel, facilities, telecommunications and other expenses following the 2008 acquisition of Vyvx and the 2007 acquisitions of Pathfire, Point.360 and GTN.

        Sales and Marketing.    For 2008, sales and marketing expense increased $1.2 million, or 17%. The increase was primarily attributable to higher commissions, benefits and trade show costs associated with a larger customer base. As a percentage of revenues, sales and marketing expenses decreased to 5.3%

in 2008 as compared to 7.2% in 2007. The decrease, on a percentage basis, was primarily attributable to efficiencies gained as a result of having a consolidated sales force following our recent acquisitions.

        Research and Development.    For 2008, research and development costs increased $1.0 million, or 32%. The increase was primarily attributable to increased spending for payroll, benefits and consulting necessary to develop new technologies after the acquisitions of Enliven, Vyvx, Pathfire, Point.360 and GTN.

        General and Administrative.    For 2008, general and administrative expense increased $7.1 million, or 51%. The increase was primarily attributable to higher (i) personnel costs ($3.5 million) to support the Company's larger customer base and to reward employees for the improved operating results, (ii) audit and tax fees ($0.8 million) partly associated with the timing of audit work and partly associated with the increased complexity of the Company as a result of its recent acquisitions and related financings, (iii) rent and utilities ($0.7 million) associated with the increased number and size of office facilities following the recent acquisitions, (iv) insurance and investor relations costs ($0.4 million), and (v) bank fees ($0.3 million).

        Depreciation and Amortization.    For 2008, depreciation and amortization expense increased $8.5 million, or 66%. The increase was primarily attributable to depreciation of certain tangible assets and amortization of certain intangible assets acquired in the Enliven, Vyvx, Pathfire, Point.360 and GTN transactions, as well as increases in network equipment associated with the larger customer base. In addition, depreciation and amortization increased by $2.3 million as a result of a decision to replace our existing Spot Boxes (and thereby accelerate the remaining depreciation over the shortened useful life) with next generation Spot Boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

        Interest Expense.    For 2008, interest expense increased $9.0 million or 291%. The increase was due to (i) increased borrowings in connection with the acquisitions of Vyvx, Pathfire, Point.360 and GTN and (ii) an increase in the weighted average interest rate during the period. Our weighted average interest rate increased as a result of borrowing $65 million under the Bridge Loan facility in connection with funding the Vyvx acquisition in June 2008. Based on the expected term of the Bridge Loan facility we accrued interest at an annual effective rate of 13.3% (excluding the amortization of fees and expenses).

        Unrealized Gain / Loss on Warrant.    For 2008, the fair value of the Company's Enliven warrant decreased by $1.5 million as compared to a $1.7 million increase in 2007. Prior to the merger with Enliven, the warrant met the definition of a derivative instrument which required changes in the fair value of the warrant to be recorded in the statement of operations. This investment was eliminated upon the acquisition of Enliven.

        Interest and Other Income.    For 2008, interest and other income of $0.6 million is very similar to the 2007 amount of $0.7 million.

        Provision for Income Taxes.    For 2008 and 2007, the provision for income taxes was 38.8% and 40.8% of income before income taxes, respectively. The provisions for both periods differ from the expected federal statutory rate of 35% for 2008 and 34% for 2007, as a result of state and foreign income taxes and certain non-deductible expenses (See Note 11 to the Consolidated Financial Statements).

2007 vs. 2006

        The following table sets forth certain historical financial data from continuing operations (in thousands):

				As a % of Revenue
	Year Ended December 31,		% Change	Year Ended December 31,
			2007 vs. 2006
	2007	2006		2007	2006
Revenues	$97,687	$68,667	42%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	41,589	33,322	25	42.6	48.5
Sales and marketing	7,046	4,240	66	7.2	6.2
Research and development	3,233	1,779	82	3.3	2.6
General and administrative	13,902	10,462	33	14.2	15.2
Depreciation and amortization	12,865	8,563	50	13.2	12.5

Total costs and expenses	78,635	58,366	35	80.5	85.0

Income from operations	19,052	10,301	85	19.5	15.0
Other (income) expense:
Interest expense	3,101	2,844	9	3.2	4.2
Unrealized (gain) loss on warrant	(1,707)	—	—	(1.8)	—
Interest and other income	(713)	(58)	1,129	(0.7)	(0.1)
Reduction in fair value of investment	—	4,758	—	—	6.9

Income before income taxes	18,371	2,757	566	18.8	4.0
Provision for income taxes	7,501	2,378	215	7.7	3.5

Income from continuing operations	$10,870	$379	2,768%	11.1%	0.5%

(a)
Excludes depreciation and amortization.

        Revenues.    For 2007, revenues increased $29.0 million, or 42%. The increases were $27.4 million and $1.6 million from the Video and Audio Content Distribution and the Other segments, respectively. The increase in the Video and Audio Content Distribution segment was primarily due to the additional customers acquired in the Pathfire, Point.360, GTN and FastChannel transactions. FastChannel was included in our results for twelve months in 2007 compared to seven months in 2006. Pathfire, Point.360 and GTN were included in our results for seven, five and four months, respectively, in 2007 as compared to none of the months in 2006. The increase in the Other segment was due to the additional customers acquired in the FastChannel acquisition as well as an increase in the number of customers utilizing the service.

        Cost of Revenues.    For 2007, cost of revenues increased $8.3 million, or 25%. The 25% increase in cost of revenues compares to a 42% increase in revenues. As a percentage of revenues, cost of revenues decreased to 42.6% in 2007 as compared to 48.5% in 2006. The decrease, on a percentage basis, was primarily attributable to the elimination of duplicative personnel and other expenses following the acquisitions of FastChannel, Pathfire, Point.360 and GTN.

        Sales and Marketing.    For 2007, sales and marketing expense increased $2.8 million, or 66%. The increase was primarily attributable to increased salary, commission and related expenses associated with a larger sales force in support of the broadened customer base subsequent to the acquisitions of Pathfire, Point.360, GTN and FastChannel.

        Research and Development.    For 2007, research and development expense increased $1.5 million, or 82%. The increase was due to increased spending for payroll, recruiting and consulting necessary to develop new technologies following the acquisitions of Point.360, GTN and FastChannel. Further, $0.7 million of the increase relates to the addition of Pathfire, which has been included in our results since June 2007. Pathfire operates a network separate from the DG FastChannel network. The Pathfire network can be used as a back-up to the DG FastChannel network.

        General and Administrative.    For 2007, general and administrative expense increased $3.4 million, or 33%. The increase was primarily due to increased (i) personnel costs to support the Company's larger customer base, (ii) incentive compensation associated with the Company's improved operating results, and (iii) audit and tax fees, partially offset by lower bad debt expense and legal fees.

        Depreciation and Amortization.    For 2007, depreciation and amortization expense increased $4.3 million, or 50%. The increase was primarily due to $1.5 million of depreciation of certain network equipment with shortened useful lives, and amortization of certain intangible assets acquired in the Pathfire, Point.360, GTN and FastChannel transactions, as well as increases in network equipment associated with the larger customer base.

        Interest Expense.    For 2007, interest expense was virtually unchanged from 2006 after considering the write-off of $0.3 million of costs related to a prior credit facility.

        Unrealized Gain / Loss on Warrant.    In 2007, the Company recorded an unrealized gain of $1.7 million due to the increase in value of warrants purchased from Enliven. The warrants met the definition of derivative instruments which required changes in value attributable to the warrants to be recorded in the statement of operations. Since the purchase of the Enliven warrants occurred in 2007, there was no unrealized gain or loss in 2006.

        Interest and Other Income.    For 2007, interest and other income increased $0.7 million. The increase was due to interest earned on cash received in the December 2006 equity offering and excess cash on-hand.

        Provision for Income Taxes.    For 2007, the provision for income taxes was approximately 41% of income before income taxes as compared to 86% in 2006. The 2006 effective tax rate includes the write-down of our investment in Verance. A valuation allowance was deemed necessary since we do not have an adequate history of generating capital gains to offset capital losses when they occur for tax purposes, and therefore, ultimate realization of the benefit did not meet the "more likely than not" threshold.

        Provision for income taxes differs from the amounts that would have resulted from applying the federal statutory rate of 34% to our income before income taxes from continuing operations as follows (in thousands):

	2007	2006
Expected tax expense at 34%	$6,246	$937
State and foreign income taxes, net	911	207
Other non-deductible items	198	358
Other	146	—
Change in valuation allowance	—	876

Provision for income taxes	$7,501	$2,378

Effective tax rate	41%	86%

        Discontinued Operations.    For 2007 and 2006, discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS")

subsidiaries prior to the sale of their assets in 2007. The loss from discontinued operations, net of tax, was $0.5 million and $1.0 million for 2007 and 2006, respectively. The 2006 loss includes a write-down of the CCS assets to their estimated net realizable value.

Financial Condition

        The following table sets forth certain major balance sheet accounts of the Company as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$17,180	$10,101
Accounts receivable, net	42,971	26,516
Property and equipment, net	37,980	27,466
Long-term investments	—	15,001
Deferred income taxes, net	7,777	4,667
Goodwill and intangible assets, net	361,769	163,318
Liabilities:
Accounts payable and accrued liabilities	22,398	12,240
Debt	173,137	44,775
Stockholders' equity	269,518	192,129

        Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.

        Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. Days' sales outstanding were 76 days, 79 days and 65 days as of December 31, 2008, 2007 and 2006, respectively. The decrease in 2008 in days' sales outstanding relates to improved collection efforts during the year. As we acquire other businesses and their related accounts receivable portfolios, it takes us a period of time to transfer the new customer accounts over to our platform. Once an account is on our platform we have a greater opportunity to reduce the length of the collection cycle.

        Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity. Excluding acquisition activity, purchases of property and equipment have typically been approximately $5 million to $7 million per year including capitalized costs of developing software. However, in 2008 these purchases have increased to $18 million, largely as a result of a decision to pursue two non-recurring capital projects. The projects relate to (i) upgrading our Atlanta NOC to enable us to load balance the distribution of our short form advertising content and (ii) upgrading our existing Spot Boxes with next generation Spot Boxes, which have greater storage capacity, faster processing speeds and can accommodate multiple, simultaneous satellite feeds.

        Long-term investments consisted of an investment in Enliven common stock and warrants of $15.0 million at December 31, 2007 and an investment in Point.360 common stock of $5.2 million at December 31, 2006. During 2008 and 2007, the Company acquired the balance of Enliven and Point.360, respectively, it did not previously own which resulted in Enliven and Point.360 becoming wholly-owned subsidiaries of the Company.

        Deferred income taxes, net relates primarily to Federal and state net operating loss carryforwards, partially offset by the excess book basis over the tax basis of certain identifiable intangibles.

        Goodwill and intangible assets, net increased as a result of the acquisitions of Enliven and Vyvx in 2008 and Pathfire, Point.360 and GTN in 2007, less amounts amortized. In connection with these acquisitions, the purchase price was allocated among the assets acquired (including identifiable intangibles) and the liabilities assumed based upon their estimated fair values, with any excess purchase price allocated to goodwill.

        Accounts payable and accrued liabilities increased $10.2 million in 2008 and were relatively flat in 2007. The 2008 increase relates primarily to (i) the timing of when certain payments are made and (ii) liabilities incurred in connection with the acquisitions of Enliven and Vyvx.

        Debt increased in 2008 primarily as a result of the acquisition of Vyvx. In 2007 debt increased primarily as a result of the acquisitions of Pathfire, Point.360 and GTN.

        Stockholders' equity increased in 2008 primarily as a result of (i) issuing $68.1 million of our common stock in connection with the acquisition of Enliven and (ii) reporting $15.1 million of net income, offset by a decrease in accumulated other comprehensive income of $7.2 million related to the reversal of unrealized appreciation, net of tax, of our investment in Enliven and an unrealized loss in value of our interest rate swaps. Stockholders' equity increased in 2007 primarily as a result of (i) issuing $33.7 million of our common stock in connection with the acquisition of Point.360, (ii) recording unrealized appreciation, net of tax, of $5.4 million related to our investment in Enliven, and (iii) reporting $10.4 million of net income.

Liquidity and Capital Resources

Cash Flows

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$15,079	$10,413	$(649)
Depreciation and amortization	21,351	12,865	9,146
Deferred income taxes and other	11,720	6,486	7,867
Changes in operating assets and liabilities, net	(6,770)	(10,731)	(4,899)

Total	41,380	19,033	11,465

Investing activities:
Purchases of property and equipment	(12,384)	(4,143)	(3,054)
Capitalized costs of developing software	(5,661)	(3,282)	(1,820)
Purchases of investments and other	7	(824)	(4,752)
Acquisitions, net of cash acquired	(136,692)	(48,655)	(257)

Total	(154,730)	(56,904)	(9,883)

Financing activities:
Borrowings (repayments) of debt, net	120,218	23,304	(10,745)
Proceeds from issuances of common stock, net	206	191	31,753

Total	120,424	23,495	21,008

Effect of exchange rate changes on cash	5	3	(2)
Net increase (decrease) in cash and cash equivalents	7,079	(14,373)	22,588
Cash and cash equivalents at beginning of year	10,101	24,474	1,886

Cash and cash equivalents at end of year	$17,180	$10,101	$24,474

        We generate cash from operating activities principally from net income and from adding back certain non cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes. In 2008 we generated $41.4 million in cash from operating activities.

        We invest our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. In 2008 we completed two acquisitions. We acquired the assets and certain liabilities of the Vyvx advertising services business for $135.4 million in cash and, we exchanged 2.9 million shares of our common stock for all of Enliven's common stock not previously held by us.

        Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. In 2008 we obtained $120.2 million of cash by issuing debt, net of repayments.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash on hand,

  •
  cash generated from operating activities,

  •
  borrowings from our existing credit facilities,

  •
  borrowings from any new credit facility, and

  •
  the issuance of equity.

        At December 31, 2008 we had $17.2 million of cash on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

        We currently have two credit facilities, a six-year, $145 million credit facility with a group of eight lenders (the "Senior Credit Facility") and a two-year, $65 million subordinated unsecured term loan (the "Bridge Loan") with Bank of Montreal ("BMO").

        The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans. Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At December 31, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 6.3% (excluding the amortization of fees and expenses). The Term Loans are scheduled to mature in March 2013; however, we presently expect that between (i) scheduled quarterly principal payments of $3.25 million and (ii) excess cash flow ("ECF") principal payment provisions, the Term Loans will be fully retired in 2012. The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments of $0.1 million and (ii) ECF principal payment provisions. The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not. At December 31, 2008, we had $30 million of borrowings available to us under the Revolving Loans.

        The Bridge Loan was issued in June 2008 and initially bore interest at 11.0% per annum, with increases of 50 basis points per month beginning in August 2008 up to a maximum annual rate of 15.0%. In addition, the Bridge Loan required us to pay funding fees totaling $1.0 million, and will require us to pay an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding in June 2009. In accordance with EITF 86-15 relating to increasing rate debt, we have determined the periodic interest cost based upon the estimated term of the debt. We presently expect we will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses). At December 31, 2008, borrowings under the Bridge Loan bore interest at 13.5% per annum (excluding the amortization of fees and expenses). The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity.

        The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth. The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio and (ii) the minimum fixed charge coverage ratio. The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default. The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of our subsidiaries and are secured by substantially all of our assets. As of December 31, 2008, we were in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

        We also have the ability to issue equity instruments. As discussed above, we issued 2.9 million shares of our common stock in connection with the purchase of Enliven. Previously, we filed a shelf registration statement with the SEC for the issuance of (i) up to 3.5 million shares of our common stock and (ii) up to $25 million of preferred stock. The SEC has reviewed the shelf registration statement and has notified us it had no further comments at the time, but would have the opportunity to issue additional comments prior to declaring the registration statement effective.

        We believe our sources of liquidity, including our cash on hand and cash generated from operating and financing activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

        We expect to use cash in connection with:

  •
  the retirement of our existing debt obligations,

  •
  the purchase of capital assets,

  •
  the organic growth of our business, and

  •
  the acquisition of similar and/or ancillary businesses.

        During 2009, we expect we will:

  •
  pay down our Term Loans and Acquisition Loans by approximately $18 million,

  •
  refinance or otherwise retire the Bridge Loan, and

  •
  purchase property and equipment and incur capitalized software development costs of $10-12 million.

        We expect to use cash to further expand and develop our business. While we presently have no definitive plans, we may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements are discussed in Note 2 of the Notes to Consolidated Financial Statements. Following is a discussion of our critical accounting policies.

        Business Combinations.    We account for business combinations under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and trade names, and the period over which these assets are amortized.

        Goodwill.    On an annual basis, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The estimated fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including market capitalization. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections for each reporting unit. The discount rate used reflects our average cost of funds. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent the carrying amount of goodwill exceeds the implied fair value a write-down of goodwill would be necessary. Both tests require the Company to identify the reporting units to which goodwill is associated, a process which involves management judgment.

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to identifiable intangible assets, such as customer relationships and trade names, and property and equipment including capitalized internally-developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows.

        Income Taxes.    Deferred taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal income tax purposes. The Company has both deferred tax assets and deferred tax liabilities, which are shown on a net current and net non-current basis on the accompanying consolidated balance sheets. Deferred tax assets relate primarily to net operating loss ("NOL") carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not likely. Significant judgment is required in making these assessments, which generally relate to an acquired operation generating future taxable income. At December 31, 2008, we had established a valuation allowance of approximately $86 million, the vast majority of which relates to NOL carryforwards acquired in the acquisition of Enliven. We will maintain a full valuation allowance on these acquired NOL carryforwards until a determination is made as to the extent these acquired NOL carryforwards are limited under Section 382 of the Internal Revenue Code. Any future reduction in the valuation allowance of the acquired NOL's will result in a decrease to goodwill.

        Revenue Recognition.    We derive revenue from services which consist primarily of (i) the distribution of digital and analog video and audio media content, (ii) media research resources, and (iii) support and other services.

        Our services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification of a successful transmission of the content at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Costs of shipping tapes and other products are included in cost of revenues.

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

        We sell hardware and software to broadcast television stations to assist them in integrating the programming content they receive over our network throughout their workflow. Revenue from the sale of hardware and software is recognized when delivery has occurred, which is at the time the hardware and software are delivered to a common carrier. We typically provide support agreements in connection with these hardware and software sales. The support revenue is collected at the inception of the agreement, is deferred based on its fair value, and is recognized ratably over the support period.

        Our online creative research revenue is generated on a subscription basis, where customers pay either monthly, quarterly, semi-annually, or annually in order to access our database. We recognize revenue ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material, for which revenue is recognized monthly, after the storage service has been performed. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. We recognize revenue ratably over the service period.

        We offer an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge customers on a cost per thousand ("CPM") impressions basis, and recognizes revenue when the impressions are served.

        We have a creative services group that builds content in a specified format for customers. We charge fees for these services based on the time incurred and materials used to complete a project. Revenue related to retainers is recognized ratably over the term of the retainer contract. Certain project revenue is recognized on a completed-contract basis. For projects in which we believe we can reasonably estimate the total project costs and the portion of the entire project complete at any point, we use the proportional performance method for recognizing revenue. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company does not expect SFAS No. 157-2 to have any impact on its financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." The statement clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The statement amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The principal impact of this statement will be to require the Company to expand its disclosure regarding its derivative instruments, and will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, "Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active." The staff position clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP in 2008, and it did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

Contractual Payment Obligations

        The table below summarizes the Company's contractual obligations, including estimated interest, at December 31, 2008 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (includes estimated interest)	$210,077	$36,971	$112,615	$19,422	$41,069
Operating leases	26,187	7,671	11,193	3,798	3,525
Employment contracts	9,460	5,213	4,247	—	—
Unconditional purchase obligations	12,902	3,876	5,425	3,601	—

Total contractual obligations	$258,626	$53,731	$133,480	$26,821	$44,594

Off-Balance Sheet Arrangements

        The Company has entered into operating leases for all of its office facilities and certain equipment rentals. Generally these leases are for periods of three to five years and usually contain one or more renewal options. The Company uses leasing arrangements to preserve capital. The Company expects to continue to lease the majority of its office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2008, 2007 and 2006 rent expense, net of sublease rentals, for all operating leases amounted to approximately $5.0 million, $3.2 million and $3.4 million, respectively.

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

Interest Rate Risk

        The Company issued variable-rate debt that, as of December 31, 2008, had an outstanding balance of $108.1 million. Of that amount, the Company entered into three-year interest rate swap agreements with certain financial institutions for $57.5 million. With respect to the portion of the Company's variable-rate obligations outstanding at December 31, 2008 that is not subject to an interest rate swap agreement (i.e., $50.6 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company's annual interest expense and related cash payments by approximately $0.1 million. These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year. Conversely, since almost all of the Company's cash balances ($17.2 million at December 31, 2008) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in the Company's Consolidated Financial Statements and the Notes thereto beginning at Page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company's chief executive officer and the Company's chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management is using the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its "Frequently Asked Questions" regarding Securities Exchange Act Release No. 34-47986, Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management's evaluation excluded two media content distribution businesses acquired by the Company during 2008 namely (i) Vyvx, which was acquired on June 5, 2008, and (ii) Enliven, which was acquired on October 2, 2008. Accordingly, management's assessment of the Company's internal control over financial reporting does not include the internal control over financial reporting of these two acquired businesses. As of December 31, 2008, these two businesses represented approximately 52% of our total assets and generated 18% of our total revenues during the year ended December 31, 2008. Based on our assessment, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2008.

        The Company's internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting

        During the three months ended December 31, 2008, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
DG FastChannel, Inc.

We have audited DG FastChannel, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Vyvx and Enliven Marketing Technologies, Inc., which are included in the 2008 consolidated financial statements of DG FastChannel, Inc. and subsidiaries and constituted 52% total assets as of December 31, 2008 and generated 18% of total revenues for the year then ended. Our audit of internal control over financial reporting of DG FastChannel, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Vyvx and Enliven Marketing Technologies, Inc.

In our opinion, DG FastChannel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DG FastChannel, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended of DG FastChannel, Inc. and subsidiaries and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2009

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of February 28, 2009:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	56	Chief Executive Officer and Chairman of the Board	2010
Omar A. Choucair(1)	47	Chief Financial Officer and Director	2009
William Donner(2)	56	Director	2011
Lisa C. Gallagher(3)	52	Director	2009
Kevin C. Howe(2),(3)	60	Director	2011
David M. Kantor(3)	52	Director	2009
Anthony J. LeVecchio(2)	62	Director	2011
Neil H. Nguyen	35	Executive Vice President of Sales and Operations	N/A
Pamela Maythenyi	53	Senior Vice President of SourceEcreative	N/A

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

        Pamela Maythenyi joined the Company as Senior Vice President of SourceEcreative in August 2004. Prior to joining the Company, Ms. Maythenyi owned The Source Maythenyi (also known as Source TV), which she formed in 1988 and sold to the Company in 2004, at which time she was hired by the Company to oversee that division now known as SourceEcreative. Formerly, she was a producer for BBDO and executive producer for J. Walter Thomson. Ms. Maythenyi received a B.A. from the University of Florida.

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

Attendance at Meetings of the Board of Directors and Committees

        During 2008, the Board of Directors held eleven meetings. The Audit Committee held five meetings during 2008, and the Compensation Committee held 3 meetings during 2008. All persons who were directors during 2008 attended at least 75% of the total of the Board meetings and the meetings of committees on which they served that were held while such person served as a director.

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

        The independent directors will consider qualified nominees recommended by stockholders, who may submit recommendations to the independent directors in care of the Company's Board of Directors through a written notice as described under "—Corporate Governance—Communications with the Board of Directors" above. To be considered by the independent directors, a stockholder nomination for election at the 2010 annual meeting (1) must be submitted by December 4, 2009, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by the Company's stockholders will be evaluated in the same manner as any other nominee for director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2008 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2008 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2008 fiscal year.

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

  Setting Executive Compensation

        The Compensation Committee reviews our compensation plans which were developed in conjunction with Company management who utilized publicly available compensation data in the media services and technology industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. For purposes of determining executive compensation, we engaged consultants to help us analyze this data and to compare our compensation programs with the practices of the companies represented in the compensation data we review.

        As the basis for its 2008 comparative review, the Compensation Committee determined the appropriate companies to include in the executive compensation peer group. The Compensation Committee believes that the Company's most direct competitors for executive talent include a broader range of large capitalization companies than those firms with which the Company might be compared for stock performance purposes. As a result, the Compensation Committee included companies in the compensation comparison group beyond those included in the Company's peer group index that appears in the stock performance graph contained in Item 5. For 2008, the Committee compared the Company's executive compensation levels with available information for similar executive positions at companies in a broad industry group of technology, media, and telecommunications companies comparable in size to the Company (the "industry group"). The companies included in the industry group were MediaLink, Avid, LodgeNet, ValueClick, Akamai, Limelight, Omniture, Cinedigm, and National Cinemedia. With respect to the Company's executive officers, because information for each position being reviewed was not available for comparable positions at each company in the industry group, the companies included in the market competitive data used by the Committee in its review varied for each position.

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

        Our employment agreements, also contain key provisions in the event of an executive's termination or resignation, setting forth the circumstances under which an executive may resign for "good reason" or that we may terminate the agreement "for cause," and formalizing restrictive covenants such as commitments not to join a competitor within a set time frame, not to solicit our employees to leave our Company, and to protect our confidential information, among others. The events that constitute a termination for "good reason" are negotiated in connection with the employment agreement and generally include such events as substantial changes in the executive's duties or reporting structure, relocation requirements, reductions in compensation and any breach by us of the agreement. There are change-in-control provisions in certain of our employment agreements.

Key Considerations in Determining Executive Compensation

        In general, the terms of our executive employment agreements are initially negotiated by our CEO and CFO, as appropriate, and legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg, Choucair, and Nguyen, the Compensation Committee takes an active role in the negotiation process. The Compensation Committee also establishes from time to time the general compensation principles set forth in our executive employment agreements.

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

  2008 Executive Compensation Components

        For the fiscal year ended December 31, 2008, the principal components of compensation that our named executive officers were eligible to receive were:

  •
  Base salary;

  •
  Performance-based incentive compensation (annual bonus);

  •
  Long-term equity incentive compensation;

  •
  Participation in the Company's 401(k) Plan; and

  •
  Perquisites and other personal benefits.

        The Company determines the total target compensation for its executive officers based, upon (i) publicly available compensation data within the industry group selected by the Compensation Committee, set forth above (ii) experience, and (iii) internal equity. The companies included within the Company's survey for 2008 comprise an industry group which change over time for various reasons, including the acquisition by the Company of certain of such companies, and other companies of similar size entering the segment of the technology, media and telecommunications industry in which the Company competes.

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

  Annual Bonus

        Our compensation program includes eligibility for an annual performance-based cash bonus. The amount of the cash bonus is generally consistent with the targeted bonus established in the executive's employment contract and may be adjusted on a discretionary basis, based on performance, in accordance with the employment contract. All executives are eligible for annual performance-based cash bonuses as set forth in their employment agreements and in accordance with Company policies. As provided in their employment agreements, our Chief Executive Officer and Chief Financial Officer are eligible for annual performance-based cash bonuses of up to $337,500 and $140,000 respectively (which amounts are adjusted upward during the term of the agreement). In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this target amount.

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

        In evaluating the Company's performance and each individual executive's 2008 performance, the Compensation Committee determined that the Company and its executives generally met or exceeded the financial and individual goals that were established for 2008.

        These metrics are used because they encourage executives to achieve superior operating results using appropriate levels of capital. In its assessment of whether the goals are met, the Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

        The individual goals established for Mr. Ginsburg and the other named executives at the beginning of 2008 included strategic and leadership goals tailored to the individual's position, and focused on the Company's strategic initiatives. The following is a summary of the individual goals for Mr. Ginsburg, all of which were completed during 2008:

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

        Mr. Ginsburg's Annual Bonus.    As discussed above, the Compensation Committee believes that Mr. Ginsburg's annual cash bonus should be clearly linked to the Company's financial performance and his individual performance to further the compensation philosophy regarding accountability. In determining and approving Mr. Ginsburg's bonus, the Committee evaluated the Company's financial performance against Mr. Ginsburg's individual performance covering his roles as both the Chairman of the Board and the Chief Executive Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Ginsburg's bonus. As a result, in recognition of Mr. Ginsburg's and the Company's significant accomplishments in 2008, the Compensation Committee approved and paid a 2008 bonus for him of $538,750 which included $337,500 for his contractual target bonus plus an additional $201,250 as a discretionary bonus. In addition, the 2007 bonus in the amount of $262,500 was paid earlier in 2008.

        In considering the individual performance of Mr. Ginsburg, the Compensation Committee noted, among other things, Mr. Ginsburg's outstanding financial, strategic and leadership accomplishments. To strengthen the portfolio of businesses, Mr. Ginsburg oversaw the acquisitions of Vyvx and Enliven. Mr. Ginsburg also pursued several initiatives to streamline and grow the Company's business. Based on these accomplishments the Compensation Committee approved the discretionary bonus of $201,250 because the Compensation Committee believed that Mr. Ginsburg's efforts would not be adequately rewarded with a bonus equal to his contractual target bonus.

        Annual Bonuses for Executives Other than the Chief Executive Officer.    The Compensation Committee established the 2008 cash bonuses for other executives in a similar manner as for Mr. Ginsburg. In establishing the 2008 bonuses, the Committee reviewed the Company's financial performance and the individual performance of each executive. In light of their and the Company's achievements, the Company's executives were awarded 2008 annual cash bonuses (set forth in the Summary Compensation Table).

        In determining and approving Mr. Choucair's bonus, the Committee evaluated the Company's financial performance against Mr. Choucair's individual performance covering his role as the Chief Financial Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Choucair's bonus. Mr. Choucair was awarded and paid a cash bonus of $300,500 which included $140,000 for his contractual target bonus plus an additional $160,500 as a discretionary bonus. In addition, the 2007 bonus in the amount of $120,000 was also paid earlier in 2008.

        The individual goals for Mr. Choucair, all of which were completed during 2008, were substantially the same as those goals indicated for Mr. Ginsburg. The individual accomplishments for Mr. Ginsburg and Mr. Choucair included both the completion of certain projects led by those officers (i.e., completion of the Vyvx Ads and Enliven transactions and an enhanced senior credit facility), as well as achievement by the Company of certain financial objectives under the supervision of those officers. The Company's financial objectives under the supervision of Mr. Ginsburg and Mr. Choucair included achieving revenue and margin improvements throughout the Company, achieving cost reductions through streamlined organizational structures and achieving operating cost synergies relating to the Vyvx Ads and Enliven transactions and the transactions completed during 2007. The Compensation Committee did not establish any formula with respect to any of the foregoing financial objectives because the Compensation Committee believed that it would be in better position to evaluate the satisfaction of these financial objectives throughout the year, in light of the performance of the Company relative to the industry and the economy in general.

        In addition, the Compensation Committee approved for Mr. Nguyen a cash bonus of $250,000 which included $140,000 for his contractual target bonus plus an additional $110,000 as a discretionary bonus. Ms. Maythenyi received a bonus totaling $30,000 for 2008, in accordance with the terms of her employment agreement.

        The following is a summary of the individual goals for Mr. Nguyen, all of which were achieved during 2008:

  •
  Achieving total revenue improvements;

  •
  Achieving significant cost reductions within his areas of supervision; and

  •
  Integrating the 2008 transactions' customer base into the combined company.

        The following is a summary of the individual goal for Ms. Maythenyi, which was achieved during 2008:

  •
  Achieving 2008 revenue budget targets as described in Ms. Maythenyi's employment contract within the SourceEcreative division; and

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

        All of the stock option grants to executive officers have been made with the exercise prices equal to the fair market value of our Common Stock on the dates of grant, and our officers are able to profit from their stock options only if the stock price appreciates from the value on the date the stock options were granted. The use of stock options and restricted stock units is intended to focus executives on the enhancement of shareholder value over the long-term, to encourage equity ownership in the Company and to retain key executive talent.

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

        Occasionally, the Compensation Committee approves a stock-based award made to an executive officer outside the annual compensation review process. The most common instances for such an award are in connection with the review of the executive compensation of an individual at the time of the individual's initial hiring or promotion to an executive position, in connection with the renewal of an employment agreement, or for other retention purposes. In those circumstances, the equity award generally would be made at the time approved by the Compensation Committee. First, On October 3, 2008, the Company announced that Mr. Ginsburg had agreed to continue to serve as Chief Executive Officer and would enter into a new three-year employment agreement effective as of August 1, 2008. In connection with Mr. Ginsburg's new employment agreement and consistent with the practice described above, the Committee approved a grant of 350,000 restricted shares that was awarded on October 9, 2008 following the execution of Mr. Ginsburg's new employment agreement. Additionally, on December 31, 2008, the Company announced that Mr. Choucair had agreed to continue to serve as Chief Financial Officer and would enter into a new three-year employment agreement effective as of January 1, 2009. In connection with Mr. Choucair's new employment agreement and consistent with the practice described above, the Committee approved a grant of 250,000 stock options that was awarded on December 31, 2008 following the execution of Mr. Choucair's new employment agreement. Finally, on December 31, 2008, the Company announced that Mr. Nguyen had agreed to continue to serve as Executive Vice President—Sales and Operations and would enter into a new three-year employment agreement effective as of January 1, 2009. In connection with Mr. Nguyen's new employment agreement and consistent with the practice described above, the Committee approved a grant of 200,000 stock options that was awarded on December 31, 2008 following the execution of Mr. Nguyen's new employment agreement.

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

  Termination Based Compensation

        Upon termination of employment, all executive officers are entitled to receive severance payments under their employment agreements. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Our Chief Executive Officer's employment agreement provides, if his employment is terminated (i) by the Company without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the second anniversary of the Date of Termination. Our Chief Financial Officer's employment agreement provides, if his employment is terminated (i) by the Company, without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the second anniversary of the Date of Termination. Following the end of the employment term, upon termination for any reason other than cause, our Chief Executive Officer and Chief Financial Officer each are entitled to continuation of their salary in effect at that time for a period of six months.

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

THE COMPENSATION COMMITTEE
Kevin C. Howe, Chairman
Lisa C. Gallagher
David M. Kantor

Summary Compensation Table

        The following table shows the compensation for the three fiscal years ended December 31, 2008 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock -based Awards ($)(1)		All Other Compensation ($)		Total ($)
Scott K. Ginsburg Chairman and Chief Executive Officer	2008 2007 2006	405,577 375,000 323,077	538,750 262,500 175,000	594,164 94,668 42,482	(2) (10) (18)	34,001 361,965 230,085	(3) (11) (19)	1,572,492 1,094,133 770,644
Omar A. Choucair Chief Financial Officer	2008 2007 2006	265,769 255,769 229,230	300,500 120,000 105,000	50,584 37,867 22,942	(4) (12) (20)	26,705 23,843 20,660	(5) (13) (21)	643,558 437,479 337,832
Neil H. Nguyen Executive Vice President of Sales and Operations	2008 2007 2006	233,846 220,000 192,500	250,000 100,000 115,000	48,148 43,176 22,558	(6) (14) (22)	106,515 101,105 58,051	(7) (15) (23)	638,509 464,281 388,109
Pamela Maythenyi Sr. Vice President of SourceEcreative	2008 2007 2006	199,904 185,192 173,308	30,000 30,000 60,000	25,535 28,780 16,902	(8) (16) (24)	15,423 10,120 7,647	(9) (17) (25)	270,862 254,092 257,857

(1)
See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details as to the assumptions used to determine the fair value of stock awards.

(2)
Consists of $96,030 and $498,134 representing compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, and 350,000 shares of restricted stock granted on October 9, 2008, calculated in accordance with SFAS 123(R).

(3)
Consists of $11,539 paid for automobile allowance, $4,502 in matching contributions to the Company's 401(K) plan and $17,961 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(4)
Consists of $38,412 and $12,172 representing compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 40,000 and 250,000 shares of common stock on July 12, 2006 and December 23, 2008, respectively, calculated in accordance with SFAS 123(R).

(5)
Consists of $6,000 paid for automobile allowance, $2,744 in matching contributions to the Company's 401(K) plan, and $17,961 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(6)
Consists of $38,412 and $9,736 representing compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 40,000 and 200,000 shares of common stock to Mr. Nguyen on July 12, 2006 and December 23, 2008, respectively, calculated in accordance with SFAS 123(R).

(7)
Consists of $5,769 paid for automobile allowance, $3,205 in matching contributions to the Company's 401(K) plan, $79,580 for sales commissions, and $17,961 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(8)
Consists of $2,707, $19,206, and $3,623 representing compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 2,500, 20,000, and 2,500 shares of common stock to Ms. Maythenyi on, August 31, 2004, July 12, 2006, and August 31, 2006, respectively, calculated in accordance with SFAS 123(R).

(9)
Consists of $5,769 paid for automobile allowance, and $9,654 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(10)
Represents compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, calculated in accordance with SFAS 123(R).

(11)
Consists of $12,000 paid for automobile allowance, $331,958 which represents the amount paid in 2007 for Mr. Ginsburg's personal guarantee of a portion of the Company's debt, $2,679 in matching contributions to the Company's 401(K) plan and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(12)
Represents compensation expense incurred by us in fiscal year 2008 in connection with the grant of options to purchase 40,000 shares of common stock to Mr. Choucair on July 12, 2006, calculated in accordance with SFAS 123(R).

(13)
Consists of $6,000 paid for automobile allowance, $2,515 in matching contributions to the Company's 401(K) plan, and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(14)
Consists of $37,867 and $5,309 representing compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 40,000 and 3,000 shares of common stock to Mr. Nguyen on July 12, 2006 and March 30, 2005, respectively, calculated in accordance with SFAS 123(R).

(15)
Consists of $6,000 paid for automobile allowance, $2,305 in matching contributions to the Company's 401(K) plan, $77,472 for sales commissions, and $15,328 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(16)
Consists of $2,997, $3,232, $18,934, and $3,617 representing compensation expense incurred by us in fiscal year 2007 in connection with the grant of options to purchase 2,500, 2,500, 20,000, and 2,500 shares of common stock to Ms. Maythenyi on, August 31, 2004, August 31, 2005, July 12, 2006, and August 31, 2006, respectively, calculated in accordance with SFAS 123(R).

(17)
Consists of $2,077 paid for automobile allowance, and $8,043 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(18)
Represents compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 100,000 shares of common stock to Mr. Ginsburg on July 12, 2006, calculated in accordance with SFAS 123(R).

(19)
Consists of $12,000 paid for automobile allowance, $203,425 which represents the amount paid for Mr. Ginsburg's personal guarantee of a portion of the Company's debt, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(20)
Consists of $16,891, $3,496, and $2,555 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000, 2,500, and 25,000 shares of common stock to Mr. Choucair on July 12, 2006, May 16, 2003, and February 20, 2002, respectively, calculated in accordance with SFAS 123(R).

(21)
Consists of $6,000 paid for automobile allowance, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(22)
Consists of $16,891 and $5,667 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 40,000 and 3,000 shares of common stock to Mr. Nguyen on July 12, 2006 and March 30, 2005, respectively, calculated in accordance with SFAS 123(R).

(23)
Consists of $3,000 paid for automobile allowance, $40,391 for sales commissions, and $14,660 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(24)
Consists of $1,373, $8,445, $3,113, and $3,971 representing compensation expense incurred by us in fiscal year 2006 in connection with the grant of options to purchase 2,500, 20,000, 2,500, and 2,500 shares of common stock to Ms. Maythenyi on August 31, 2006, July 12, 2006, August 31, 2005, and August 31, 2004, respectively, calculated in accordance with SFAS 123(R).

(25)
Represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2008, the following individuals named in the Summary Compensation Table received stock option awards:

	Grant Date	Restricted Stock Awards	Option Awards	Exercise Price	Fair Value of Award at Grant Date
Scott Ginsburg	10/09/2008	350,000	n/a	n/a	$5,922,000
Omar Choucair	12/23/2008	—	250,000	$14.14	$2,023,275
Neil Nguyen	12/23/2008	—	200,000	$14.14	$1,618,620

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

        The terms of our executive officers' compensation are derived from our employment agreement with them and the annual performance review by our Compensation Committee or the entire Board. The terms of Mr. Ginsburg's employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of Mr. Choucair's and Mr. Nguyen's employment agreements with us were the result of negotiations between our Chief Executive Officer and Mr. Choucair and were approved by our Board of Directors. The terms of Ms. Maythenyi's employment agreement with us were the result of negotiations between our Chief Executive Officer and Ms. Maythenyi and were approved by our Compensation Committee.

Employment Agreement with Scott K. Ginsburg

        On October 3, 2008, the Company entered into an Employment Agreement with our Chief Executive Officer, Scott K. Ginsburg. Pursuant to the Employment Agreement between Mr. Ginsburg and the Company (the "CEO Agreement"), the Company agreed to employ Mr. Ginsburg as its Chief Executive Officer from August 1, 2008 (the "Effective Date") through July 31, 2011. Under the CEO Agreement, Mr. Ginsburg is entitled to an annualized base salary of $450,000 for the twelve month period ending July 31, 2009, which amount is scheduled to increase to $468,000 for the twelve month period ending July 31, 2010 and to $486,720 for the twelve month period ending July 31, 2011. In addition, Mr. Ginsburg is eligible for an annual bonus of up to 75% of the then-applicable annual salary, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Pursuant to the CEO Agreement, Mr. Ginsburg received a restricted stock grant of 350,000 shares of Company Common Stock, with the forfeiture provisions applicable to such shares terminating in equal annual installments on the first three anniversaries of the Effective Date. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Ginsburg is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $1,000 per month for the term of the Agreement. Finally, during the term of the Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ginsburg and his spouse and dependent family members under the Company's health plan.

        The CEO Agreement also includes provisions respecting severance, non-solicitation, non-competition and confidentiality obligations. Pursuant to the CEO Agreement, if Mr. Ginsburg terminates his employment for Good Reason (as described below) or following a change of control, or, is terminated prior to the end of the Employment Term by the Company other than for Cause (as described below) or death, he shall be entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), he shall not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Ginsburg his salary as then in effect for a period of six months in a lump sum payment. Under the CEO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ginsburg to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CEO Agreement by Mr. Ginsburg.

        The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on October 3, 2008.

Employment Agreement with Omar A. Choucair

        Effective as of December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the effective date of the CFO Agreement through December 31, 2011. Under the CFO Agreement, Mr. Choucair is entitled to an annualized base salary of $335,000 for the year ending December 31, 2009 (increasing to $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011). Mr. Choucair is eligible for an annual bonus of up to $140,000 during the term of the CFO Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Pursuant to the CFO Agreement, Mr. Choucair received a restricted stock grant of 250,000 shares of Company Common Stock, with the forfeiture provisions applicable to such shares terminating in equal annual installments on the first four anniversaries of the effective date of the grant. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Choucair is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the CFO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

        The CFO Agreement also includes provisions respecting severance, non-solicitation, non-competition and confidentiality obligations. Pursuant to the CFO Agreement, if Mr. Choucair terminates his employment for Good Reason (as described below) or following a change of control, or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months in a lump sum payment. Under the CFO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, Cause includes conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CFO Agreement by Mr. Choucair.

        The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 8, 2009.

Employment Agreement with Neil H. Nguyen

        On December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our Executive Vice President-Sales and Operations, Neil H. Nguyen. Pursuant to the Amended and Restated Employment Agreement between Mr. Nguyen and the Company (the "EVP Agreement"), the Company agreed to employ Mr. Nguyen as its Executive Vice President-Sales and Operations from the date of the Agreement through December 31, 2011. Under the EVP Agreement, Mr. Nguyen is entitled to an annualized base salary of $335,000 for the year ending December 31, 2009 (increasing to $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011). Mr. Nguyen is eligible for an annual bonus of up to $140,000 during the term of the EVP Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Pursuant to the EVP Agreement, Mr. Nguyen received stock option covering 200,000 shares of Company Common Stock, which options vest in equal annual installments on the first four anniversaries of the effective date of the grant. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Nguyen is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the EVP Agreement. Finally, during the term of the EVP Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Nguyen under the Company's health plan.

        The EVP Agreement also includes provisions respecting severance and confidentiality obligations. Pursuant to the EVP Agreement, if Mr. Nguyen terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below), he shall be entitled to the greater of (i) all remaining salary to the end of the employment term or (ii) one year of salary. If he is terminated by the Company for Just Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the EVP Agreement, Good Reason includes the assignment of duties inconsistent with his title or a material reduction in his authority, duties or responsibility, a reduction in title below "Executive Vice President," the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the EVP Agreement by the Company.

Under the EVP Agreement, Just Cause includes commission of an act of fraud, theft or embezzlement or conviction of a felony or other crime involving moral turpitude, failure or refusal to follow the lawful directives of the Board, habitual neglect of or failure to perform his material duties to the Company or any material breach of the EVP Agreement by Mr. Nguyen.

        The above summary of the EVP Agreement is qualified in its entirety by reference to the full text of the EVP Agreement, a copy of which was filed as an exhibit to our current Report on Form 10-Q filed by the Company on January 8, 2009.

Employment Agreement with Pamela Maythenyi

        As of December 23, 2008, the Company entered into an Amended and Restated Employment Agreement with our Senior Vice President of SourceEcreative, Pamela Maythenyi, with a term through August 31, 2010. Pursuant to the Employment Agreement between Ms. Maythenyi and the Company (the "SVP Agreement"), Ms. Maythenyi is entitled to an annualized base salary of $195,000 for the period September 1, 2007 through August 31, 2008 (increasing to $210,000 for the year ending August 31, 2009 and $220,000 for the year ending August 31, 2010). She is eligible for an annual bonus of $30,000 each year for the term of the SVP Agreement, multiplied by the percentage of budgeted revenues that her business unit actually obtains, provided, however, that the annual bonus is not paid if her business unit fails to achieve a specified percentage of budgeted revenues. Ms. Maythenyi also shall be eligible for an additional bonus of $15,000 each year, if her business unit exceeds budgeted revenues for such year. In addition, Ms. Maythenyi is entitled to participate in the Company's stock option plans. Furthermore, she is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the SVP Agreement. The SVP Agreement also includes provisions respecting severance, non-solicitation, non-competition and confidentiality obligations. Pursuant to the SVP Agreement, if she is terminated prior to the end of the term by the Company other than for Just Cause (as described below), she shall be entitled to all remaining salary to the end of the employment term. If she is terminated by the Company for Just Cause, or at the end of the employment term, she shall not be entitled to further compensation. Under the SVP Agreement, Just Cause includes conviction of or a plea of guilty or nolo contendre by Ms. Maythenyi to a felony or certain criminal conduct, habitual neglect of or failure to perform her duties to the Company or any material breach of the SVP Agreement by Ms. Maythenyi.

        The above summary of the SVP Agreement is qualified in its entirety by reference to the full text of the SVP Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 8, 2009.

Outstanding Equity Awards at Fiscal Year-End

        The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2008, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)
Scott K. Ginsburg	43,330 2,500 60,415 —	— — 39,585 —	21.60 12.90 5.88 —	November 29, 2009 February 20, 2012 July 12, 2013 —	— — — 350,000	(2)	$	— — — 4,368,000	(3)
Omar A. Choucair	17,332 25,000 2,500 24,166 —	— — — 158,342 250,000	21.60 12.90 26.00 5.88 14.14	November 29, 2009 February 20, 2012 May 16, 2013 July 12, 2013 December 23, 2018	— — — — —			— — — — —
Neil H. Nguyen	2,063 14,167 —	937 25,833 200,000	12.60 5.88 14.14	March 30, 2012 July 12, 2013 December 23, 2018	— — —			— — —
Pamela Maythenyi	2,500 2,083 12,083 1,458	— 417 7,917 1,042	13.00 6.50 5.88 8.14	August 31, 2011 August 31, 2012 July 12, 2013 August 31, 2016	— — —			— — —

(1)
Options will vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter.

(2)
Mr. Ginsburg's restricted stock vests over the following periods: (i) 116,667 shares on August 1, 2009, (ii) 116,667 shares on August 1, 2010, and (iii) 116,666 shares on August 1, 2011.

(3)
Based on the trading price of our stock on December 31, 2008 of $12.48.

Option Exercises and Stock Vested

        None of the individuals named in the Summary Compensation Table have ever exercised stock options. During 2008, the Company granted Mr. Ginsburg 350,000 shares of restricted stock, none of which has vested as of December 31, 2008.

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change of Control

        Generally, regardless of the manner in which a named executive officer's employment terminates, such officer is entitled to receive amounts earned during their term of employment. Such amounts include:

  •
  the portion of the executive's base salary that has accrued prior to any termination and not yet been paid;

  •
  unused vacation pay; and

  •
  distribution from the Company's 401(k) plan (assuming the executive participated in the plan)

In addition, we are required to make the additional payments and/or provide additional benefits to the individuals named in the Summary Compensation Table in the event of a termination of employment or a change of control, as set forth below.

2006 Long-Term Stock Incentive Plan

        The 2006 Plan replaced the Company's 1992 Stock Option Plan. In addition, because the Director Plan has expired, the 2006 Plan was prepared in a manner to enable stock awards to be granted to members of our Board of Directors. When the 2006 Plan was approved by our stockholders, the 1992 Plan terminated and the shares identified above as remaining for future grants under the 1992 Plan ceased to be available for grants under the 1992 Plan. The number of shares subject to the 2006 Plan is 1,100,000 shares.

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

        Pursuant to the terms of Mr. Ginsburg's Restricted Stock Agreement dated October 9, 2008, he was granted 350,000 shares of restricted stock, one third of which vests on August 1, 2009, and each of the remaining two-thirds vests on August 1, 2010 and 2011. In the event of a change in control, any remaining forfeiture provisions shall terminate.

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change of control occurred on December 31, 2008, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason
Base Salary	$1,217,220	$—	$1,217,220
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	19,793	—	—
	$130,631	$—	$—
Acceleration of Vesting of Restricted Stock:
Number of Shares and Value(2)	350,000	—	—
	$4,368,000	$—	$—

Total	$5,715,851	$—	$1,217,220

(1)
Value upon change of control is calculated using a value of our common stock of $12.48 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

(2)
Value upon change of control is calculated using a value of our common stock of $12.48 per share, the closing price of our common stock on December 31, 2008.

  Omar A. Choucair, Chief Financial Officer

        Pursuant to terms of the 1992 Plan and 2006 Plan, under which Mr. Choucair's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Choucair which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Choucair's employment is terminated by us or by Mr. Choucair for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of up to three months from the date of termination. If Mr. Choucair's employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Choucair's termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Choucair for a period of six months from the date of termination.

        The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change of control occurred on December 31, 2007, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary	$1,035,000	$—	$1,035,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	132,917	—	—
	$52,252	$—	$—

Total	$1,087,252	$—	$1,035,000

(1)
Value upon change of control is calculated using a value of our common stock of $12.48 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

Neil H. Nguyen, Executive Vice President of Sales and Operations

        Pursuant to terms of the 1992 Plan and 2006 Plan, under which Mr. Nguyen's options are issued, in the event of a change of control, 50% of the unvested portion of stock options held by Mr. Nguyen which have not previously vested shall immediately and fully vest and shall remain exercisable for at least 15 days. If Mr. Nguyen's employment is terminated by us or by him for any reason, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of up to three months from the date of termination. If his employment is terminated as a result of his death or disability, then immediately upon the date of Mr. Nguyen's termination, any unvested portion of his stock options will be immediately cancelled, and any vested portion thereof shall remain exercisable by Mr. Nguyen for a period of six months from the date of termination.

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change of control occurred on December 31, 2008, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Nguyen for Good Reason
Base Salary	$—	$—	$1,035,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	108,011	—	—
	$52,252	$—	$—

Total	$52,252	$—	$1,035,000

(1)
Value upon change of control is calculated using a value of our common stock of $12.48 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

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

        The following table summarizes the potential payments to Ms. Maythenyi assuming her employment with us was terminated or a change of control occurred on December 31, 2008, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Just Cause or by Ms. Maythenyi for Good Reason
Base Salary	$—	$—	$360,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(1)	9,376	—	—
	$29,634	$—	$—

Total	$29,634	$—	$360,000

(1)
Value upon change of control is calculated using a value of our common stock of $12.48 per share, the closing price of our common stock on December 31, 2008, the last trading day in the fiscal year, less the exercise price of the options.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2008, other than Scott K. Ginsburg, our Chairman and Chief Executive Officer, and Omar A. Choucair, our Chief Financial Officer and Director.

Name	Fees Earned ($)	Option Awards ($)(1)		Total ($)
William Donner	$51,000	22,505	(2)	73,505
Lisa Gallagher	38,006	22,505	(2)	60,511
Kevin C. Howe	43,500	36,395	(2)(3)	79,895
David M. Kantor	31,500	36,395	(2)(3)	70,895
Anthony J. LeVecchio	59,500	36,395	(2)(3)	95,895

(1)
See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for details as to the assumptions used to determine the fair value of option awards.

(2)
Includes $22,505 of compensation expense incurred by us in fiscal year 2008 in connection with a grant of 4,000 shares of restricted stock, 2,000 of which were granted on April 11, 2007, and 2,000 were granted on May 14, 2008. The shares vest over a three year period. Accordingly, the Company is recognizing expense over the vesting period, based on the fair market value of the stock at the date of grant.

(3)
Represents the compensation expense incurred by us in fiscal year 2008 in connection with grants of options to purchase 10,000 shares of common stock on May 26, 2006 at an exercise price of $5.30, calculated in accordance with SFAS 123(R).

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

        Members of our Board of Directors are also eligible to receive stock option grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee. Grants of restricted stock in 2008 and 2007 were granted under our 2006 Plan, and vest ratably over three years.

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

Employee Benefit Plans

        We sponsor a 401(k) plan covering employees who meet certain defined requirements. Under the terms of our 401(k) plan, participants may elect to make contributions on a pre-tax and after-tax basis, subject to certain limitations under the Internal Revenue Code and we may match a percentage of employee contributions, on a discretionary basis, as determined by our Board of Directors. We currently match 25% of the amount contributed by employees, up to a maximum of employee contributions of 6%. We may make other discretionary contributions to the 401(k) plan pursuant to a determination by our Board of Directors, although, to date, no such other discretionary contributions have been made.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Howe (Chairman) and Kantor, and Ms. Gallagher. There were no other members of the committee during 2008. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq

Marketplace Rules. None of these individuals were at any time during 2008, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of February 28, 2009, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our Directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of February 28, 2009 (1) (2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3) Moon Doggie Family Partnership	3,430,664	15.6%
Omar A. Choucair(4)	83,550	*
Pamela Maythenyi(5)	19,686	*
Neil H. Nguyen(6)	29,666	*
David M Kantor(7)	28,222	*
Kevin C. Howe(8)	39,422	*
Anthony J. LeVecchio(9)	22,222	*
Lisa C. Gallagher	16,000	*
William Donner	5,745	*
Kinderhook Partners, LP 1 Executive Dr., Suite 160 Fort Lee, NJ 07024	1,736,466	7.3%
William Blair & Company, L.L.C. 222 West Adam Street Chicago, IL 60606	1,409,672	6.6%
Manulife Financial Corporation 200 Bloor Street East Toronto, Ontario, Canada M4W1E5	1,132,816	5.3%
All directors and executive officers as a group (9 persons)(10)	3,675,177	16.6%

*
Less than 1% of the Company's common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company's knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, TX 75039

(2)
The number of shares of common stock outstanding as of February 28, 2009 was 21,245,325, which includes 363,335 shares of commons stock from restricted grants. Restricted grants to each of the non-employee members of the Board of Directors are 667 that will vest on April 11, 2010 and 2,000 which will vest one-third on May 14, 2009, May 14, 2010 and May 14, 2011. Scott Ginsburg has 350,000 shares from a restricted grant which will vest one-third on August 1, 2009, August 1, 2010 and on August 1, 2011. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after February 28, 2009.

(3)
Based on filings with the Securities and Exchange Commission indicating beneficial ownership. Includes 2,022,671 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minor and 292,013 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 112,495 shares of common stock, warrants issued to Moon Doggie Family Partnership, L.P. exercisable into 300,852 shares of common stock and warrants issued to Scott K. Ginsburg exercisable into 350,973 shares of common stock.

(4)
Includes options exercisable into 71,498 shares of common stock and warrants exercisable into 8,666 shares of common stock.

(5)
Represents options exercisable into 19,686 shares of common stock.

(6)
Represents options exercisable into 29,666 shares of common stock.

(7)
Includes options exercisable into 23,222 shares of common stock.

(8)
Includes options exercisable into 22,222 shares of common stock.

(9)
Includes options exercisable into 10,722 shares of common stock.

(10)
Includes options exercisable into 289,511 shares of common stock and warrants exercisable into 660,491 shares of common stock.

Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2008.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options approved by security holders	1,246,959	$16.76	38,177
Common stock warrants approved by security holders	689,202	$10.42	—

Total	1,936,161	$14.50	38,177

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

	Years Ended December 31,
	2008	2007
Audit Fees	$1,494,471	$1,216,950
Audit Related Fees	166,499	1,624
Tax Fees	—	—
All Other Fees	—	—

Total	$1,660,970	$1,218,574

  Audit Fees

        These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of the Sarbanes-Oxley Act, Section 404, and audits of acquired entities. The amount for 2008 includes $78,381 for Registration Statements on Forms S-4.

  Audit-Related Fees

        We paid Ernst & Young $166,499 in 2008 for due diligence services related to 2008 acquisitions.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

DG FASTCHANNEL, INC.
Date: March 10, 2009	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board of Directors and Chief Executive Officer

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

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 10, 2009
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 10, 2009
/s/ WILLIAM DONNER William Donner	Director	March 10, 2009
/s/ DAVID M. KANTOR David M. Kantor	Director	March 10, 2009
/s/ LISA C. GALLAGHER Lisa C. Gallagher	Director	March 10, 2009
/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 10, 2009
/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 10, 2009

DG FASTCHANNEL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
DG FastChannel, Inc.

We have audited the accompanying consolidated balance sheets of DG FastChannel, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the 2008 and 2007 information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DG FastChannel, Inc. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2008 and 2007 information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) DG FastChannel, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DG FastChannel, Inc. f/k/a Digital Generation Systems, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DG FastChannel, Inc. and subsidiaries (f/k/a Digital Generation Systems, Inc.) for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provision of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP
Dallas, Texas March 30, 2007

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2008	December 31, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$17,180	$10,101
Accounts receivable (less allowance for doubtful accounts of $2,329 in 2008 and $1,716 in 2007)	42,971	26,516
Deferred income taxes	1,530	1,707
Other current assets	1,849	2,160

Total current assets	63,530	40,484

Property and equipment, net	37,980	27,466
Long-term investments	—	15,001
Goodwill	246,734	111,955
Deferred income taxes, net	6,247	2,960
Intangible assets, net	115,035	51,363
Other noncurrent assets	4,274	3,266

	$473,800	$252,495

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$13,005	$5,464
Accrued liabilities	9,393	6,776
Deferred revenue	2,124	2,193
Current portion of long-term debt	18,152	450

Total current liabilities	42,674	14,883
Deferred revenue, net of current portion	360	628
Long-term debt, net of current portion	154,985	44,325
Other non-current liabilities	6,263	530

TOTAL LIABILITIES	204,282	60,366

Commitments and contingencies (note 15)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 20,930 issued and 20,874 outstanding at December 31, 2008; 17,963 issued and 17,907 outstanding at December 31, 2007	21	18
Additional capital	437,979	368,488
Accumulated deficit	(165,866)	(180,945)
Accumulated other comprehensive income (loss)	(1,763)	5,421
Treasury stock, at cost	(853)	(853)

TOTAL STOCKHOLDERS' EQUITY	269,518	192,129

	$473,800	$252,495

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended December 31,
	2008	2007	2006
Revenues:
Video and audio content distribution	$148,891	$92,343	$64,911
Other	8,190	5,344	3,756

Total revenues	157,081	97,687	68,667
Cost of revenues (exclusive of depreciation and amortization shown below):
Video and audio content distribution	61,726	41,055	32,919
Other	2,717	534	403

Total cost of revenues	64,443	41,589	33,322
Operating expenses:
Sales and marketing	8,257	7,046	4,240
Research and development	4,268	3,233	1,779
General and administrative	21,031	13,902	10,462
Depreciation and amortization	21,351	12,865	8,563

Total operating expenses	54,907	37,046	25,044

Income from operations	37,731	19,052	10,301
Other (income) expense:
Interest expense	12,122	3,101	2,844
Unrealized loss (gain) on derivative warrant investment	1,544	(1,707)	—
Interest and other income, net	(586)	(713)	(58)
Reduction in fair value of long-term investment	—	—	4,758

Income before income taxes from continuing operations	24,651	18,371	2,757
Provision for income taxes	9,572	7,501	2,378

Income from continuing operations	15,079	10,870	379
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(225)	(330)
Loss on disposal of discontinued operations, net of taxes	—	(232)	(698)

Loss from discontinued operations	—	(457)	(1,028)

Net income (loss)	$15,079	$10,413	$(649)

Basic net income (loss) per common share:
Continuing operations	$0.81	$0.65	$0.04
Discontinued operations	—	(0.02)	(0.10)

Total	$0.81	$0.63	$(0.06)

Diluted net income (loss) per common share:
Continuing operations	$0.79	$0.64	$0.04
Discontinued operations	—	(0.03)	(0.10)

Total	$0.79	$0.61	$(0.06)

Weighted average common shares outstanding:
Basic	18,642	16,631	10,568
Diluted	19,073	17,096	10,568

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2005	7,479	$8	(56)	$(853)	$271,320	$—	$(190,268)	$80,207
SAB 108 adoption	—	—	—	—	—	—	(441)	(441)
Common stock issued on exercise of stock options	2	—	—	—	23	—	—	23
Common stock issued to acquire FastChannel Network, Inc.	5,160	5	—	—	27,444	—	—	27,449
Issuance of common stock to retire debt	259	—	—	—	3,000	—	—	3,000
Issuance of common stock under employee stock purchase plan	1	—	—	—	9	—	—	9
Proceeds from issuance of common stock	2,999	3	—	—	31,717	—	—	31,720
Share-based compensation	—	—	—	—	308	—	—	308
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Unrealized gain on long-term investment in Point.360 (net of tax expense of $166)	—	—	—	—	—	262	—	262
Net loss	—	—	—	—	—	—	(649)	(649)

Total comprehensive loss								(389)

Balance at December 31, 2006	15,900	16	(56)	(853)	333,821	260	(191,358)	141,886
Common stock issued on exercise of stock options	60	—	—	—	539	—	—	539
Common stock issued to acquire Point.360, net of costs	2,000	2	—	—	33,683	—	—	33,685
Issuance of common stock under employee stock purchase plan	1	—	—	—	22	—	—	22
Share-based compensation	2	—	—	—	423	—	—	423
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	3	—	3
Unrealized gain on long-term investment in Enliven (net of tax expense of $3,409)	—	—	—	—	—	5,420	—	5,420
Reverse unrealized gain on long-term investment in Point.360 upon acquisition (net of tax benefit of $166)	—	—	—	—	—	(262)	—	(262)
Net income	—	—	—	—	—	—	10,413	10,413

Total comprehensive income								15,574

Balance at December 31, 2007	17,963	18	(56)	(853)	368,488	5,421	(180,945)	192,129
Common stock issued on exercise of stock options	11	—	—	—	128	—	—	128
Common stock issued to acquire Enliven, including stock options, warrants and an estimated earnout, net of costs	2,951	3	—	—	68,099	—	—	68,102
Issuance of common stock under employee stock purchase plan	5	—	—	—	87	—	—	87
Share-based compensation	—	—	—	—	1,177	—	—	1,177
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	5	—	5
Unrealized loss on interest rate swaps (net of tax benefit of $1,179)	—	—	—	—	—	(1,769)	—	(1,769)
Reverse unrealized gain on long-term investment in Enliven upon acquisition (net of tax benefit of $3,409)	—	—	—	—	—	(5,420)	—	(5,420)
Net income	—	—	—	—	—	—	15,079	15,079

Total comprehensive income								7,895

Balance at December 31, 2008	20,930	$21	(56)	$(853)	$437,979	$(1,763)	$(165,866)	$269,518

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$15,079	$10,413	$(649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	12,744	8,581	6,100
Amortization of intangibles	8,607	4,284	3,046
Unrealized loss (gain) on warrants	1,544	(1,707)	—
Deferred income taxes	8,108	6,841	1,297
Loss on disposal of discontinued operations, net of tax	—	232	698
Reduction in fair value of long-term investment	—	—	4,758
Provision for doubtful accounts	886	644	806
Loss on disposal of property and equipment	5	53	—
Share-based compensation	1,177	423	308
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,343)	(4,886)	(1,769)
Other assets	4,129	(1,245)	1,996
Accounts payable and accrued liabilities	118	(3,711)	(4,188)
Deferred revenue	(674)	(889)	(938)

Net cash provided by operating activities	41,380	19,033	11,465

Cash flows from investing activities:
Purchases of property and equipment	(12,384)	(4,143)	(3,054)
Capitalized costs of developing software	(5,661)	(3,282)	(1,820)
Purchases of long-term investments	—	(4,465)	(4,752)
Proceeds from sale of property and equipment	7	516	—
Proceeds from sale of discontinued operations	—	3,125	—
Acquisitions, net of cash acquired	(136,692)	(48,655)	(257)

Net cash used in investing activities	(154,730)	(56,904)	(9,883)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	206	191	31,753
Borrowings under long-term debt, net of costs of financing	177,274	67,369	51,509
Repayments of long-term debt	(57,056)	(44,065)	(62,254)

Net cash provided by financing activities	120,424	23,495	21,008
Effect of exchange rate changes on cash and cash equivalents	5	3	(2)
Net increase (decrease) in cash and cash equivalents	7,079	(14,373)	22,588
Cash and cash equivalents at beginning of year	10,101	24,474	1,886

Cash and cash equivalents at end of year	$17,180	$10,101	$24,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,295	$2,973	$2,349
Cash paid for income taxes	$837	$1,597	$264
Noncash financing activities:
Non-cash component of purchase price to acquire a business	$68,102	$34,055	$49,048
Debt extinguished with the issuance of common stock	$—	$—	$3,000

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        DG FastChannel, Inc. and subsidiaries (the "Company") is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. The Company operates three nationwide digital networks out of its Network Operation Centers ("NOCs") located in Irving, Texas, Atlanta, Georgia and New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 television, radio, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada, and Europe. We also offer a variety of other ancillary products and services to the advertising industry.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, intangible assets, office closure exit costs and income taxes. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        On or about June 1, 2008, the Company made the decision to upgrade its existing Spot Boxes with next generation Spot Boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds. The replacement was substantially complete as of October 31, 2008. As a result, the Company shortened the estimated remaining useful life of its existing Spot Boxes and recorded additional depreciation expense of $2.3 million from June 1 through October 31, 2008, which reduced income from continuing operations and diluted net income per common share by $1.4 million and $0.07, respectively. During 2007, the Company made the decision to replace certain equipment with a remaining net book value of $1.5 million with newer equipment. As a result, the Company recorded additional 2007 depreciation expense of $1.5 million, which reduced income from continuing operations and diluted net income per common share by $0.9 million and $0.05, respectively.

        As discussed below under Property and Equipment, effective October 1, 2008, the Company changed its assumptions relating to the estimated useful lives for existing and newly purchased capital assets. As a result, the Company recorded additional depreciation expense of $0.4 million in the fourth quarter of 2008, which reduced income from continuing operations and diluted net income per common share by $0.2 million and $0.01, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. The Company maintains substantially all of its cash and cash equivalents with a few major financial institutions in the United States. As of December 31, 2008 and 2007, cash equivalents consisted primarily of U.S. money market funds and overnight investments in U.S. money market funds.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its trade accounts receivable. The allowance is based primarily upon historical credit loss experience by aging category, with consideration given to current economic conditions and trends, the collectability of specific customer accounts and customer concentrations. The Company writes off accounts deemed uncollectible after exhausting all reasonable collection efforts.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. Based on management's ongoing review of its estimates, effective October 1, 2008, the Company changed its assumptions relating to the estimated useful lives for existing and newly purchased capital assets, but excluding capital assets obtained in the purchase of a business. The revised estimated useful lives are as follows:

Category	Useful Life
Software	3-4 years
Computer equipment	4 years
Furniture and fixtures	5 years
Network equipment	5 years
Machinery and equipment	7 years

        For capital assets obtained as a result of an acquisition, the estimated useful lives were determined in the purchase accounting valuation process. Prior to 2008, estimated useful lives generally ranged from 2 to 7 years for network equipment, 3 to 5 years for office furniture and equipment, and 3 to 6 years for leasehold improvements.

Leases

        The Company leases certain properties under operating leases. For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both current accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Software Development Costs

        Costs incurred to create internal use software are capitalized when the preliminary project stage is complete and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life, which is generally three years.

Derivative Financial Instruments

        The Company utilizes derivative financial instruments to manage certain business risks. Specifically, the Company has entered into interest rate swaps to eliminate the variability in interest payment cash flows associated with variable interest rates. The swaps, in effect, convert variable rates of interest into fixed rates of interest on a portion of the Company's borrowings. The swaps qualify as cash flow hedging instruments. At each balance sheet date, the fair values of the swaps are recorded on the balance sheet with the offsetting entry recorded in "accumulated other comprehensive income," to the

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extent the hedges are considered highly effective. Any ineffectiveness is recorded in the consolidated statements of operations.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. The Company tests goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances change indicating goodwill may not be recoverable. In analyzing goodwill for potential impairment, SFAS 142 prescribes a two-step process that begins with the estimation of the fair value of each reporting unit. The Company uses a variety of methods, such as discounted cash flow models and market capitalization, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to all of the assets and liabilities of that reporting unit, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of the reporting unit's goodwill exceeds the estimated fair value of that goodwill.

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

  •
  significant decline in its stock price for a sustained period; and

  •
  the Company's market capitalization approaches or falls below its net book value.

        If the Company determines that the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses the recoverability of the long-lived or intangible asset by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is measured based on a projected discounted cash flow method using a discount rate reflecting the Company's weighted average cost of capital.

        The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which range from one to twenty years. See Note 7.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Revenue

        Deferred revenue represents payments by customers for (i) network access, (ii) maintenance or subscription contracts and (iii) membership fees, in advance of when the related revenue is recognized. Deferred revenue consists of the following (in thousands):

	December 31,
	2008	2007
Deferred network access and maintenance fees	$1,704	$2,209
Deferred subscription and membership fees	943	1,225
Progress billings not yet recognized as revenue	388	—

	3,035	3,434
Less amounts not yet collected	(551)	(613)

Net deferred revenue	2,484	2,821
Less current portion	(2,124)	(2,193)

Deferred revenue, net of current portion	$360	$628

Revenue Recognition

        The Company derives revenue from services which consist primarily of (i) the distribution of digital and analog video and audio media content, (ii) media research resources, and (iii) support and other services.

        Services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and revenue is recognize for these services upon notification of a successful transmission of the content at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Costs of shipping tapes and other products are included in cost of revenues.

        Services revenue also includes access rights. For an agreed upon fee, certain customers are provided with access to the Company's digital distribution network for a stated period. Using the Company's network, these customers are able to deliver a variety of programming content to their intended destinations. Access rights revenue is recognized ratably over the access period. The Company charges fees to monitor the network on behalf of customers. The monitoring fees are recognized ratably over the monitoring period.

        We sell hardware and software to broadcast television stations to assist them in integrating the programming content they receive over the network and provide related support services. Such transactions are considered multiple element arrangements and as such, each element is accounted for separately over its respective service period, provided that there is vendor-specific objective evidence ("VSOE") of fair value for the separate elements. For arrangements where VSOE is not available for a delivered element, we first allocate the arrangement fee to the undelivered elements based on the total fair value of those undelivered elements, based on their VSOE. This portion of the arrangement fee is deferred, and recognized ratably over the service period. Then the difference (residual) between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We attribute any discount offered in a multiple-element arrangement entirely to the delivered elements of the transaction, which are typically hardware or software licenses. Fair values for the future maintenance and support services are generally established based on the price charged for the element when sold separately.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Online creative research revenue is generated on a subscription basis, where customers pay either monthly, quarterly, semi-annually, or annually in order to access the Company's database. Revenues are recognized ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material, for which revenue is recognized monthly, after the storage service has been performed. Revenue related to other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

        The Company offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand ("CPM") impressions basis, and recognizes revenue when the impressions are served.

        The Company has a creative services group that builds content in a specified format for customers. The majority of revenue is recognized pursuant to retainer contracts. Retainer related revenue is recognized ratably over the term of the retainer contract which approximates the proportional performance method. Project type revenue is recognized on the proportional performance method unless language in the contract requires customer acceptance, in which case revenue is recognized upon customer acceptance. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

Income Taxes

        The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, judgment is required. The Company provides valuation reserves for deferred tax assets whenever it is more likely than not, based on available evidence, that the assets will not be realized. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated results of operations or financial position. See Note 11.

Share-Based Payments

        Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The Company adopted SFAS 123(R) under the modified prospective adoption method. Accordingly, beginning January 1, 2006, the Company recognizes compensation cost from share-based payment arrangements based on the grant date fair value of the

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

award. Under the modified prospective transition method, compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognized approximately $1.2 million, $0.4 million and $0.3 million in share-based compensation expense related to employee stock options and grants of restricted shares in the years ended December 31, 2008, 2007, and 2006, respectively.

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

        The carrying values of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the debt pursuant to the senior credit facility approximates fair value due to the variable rates of interest charged. The Company believes the carrying value of its debt pursuant to the bridge loan approximates fair value based on the recentness of entering into the bridge loan agreement. The carrying value of its interest rate swaps are recorded at fair value based on quoted LIBOR interest rates. See Notes 9 and 10.

        During the years ended December 31, 2008, 2007 and 2006, the Company did not have any customer that accounted for more than 10% of its total revenues.

Adoption of SAB 108

        On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 expresses the SEC Staff's views regarding the process of evaluating materiality of financial statement misstatements. SAB 108 addresses the diversity in evaluating materiality of financial statement misstatements and the potential for the buildup of improper amounts on the balance sheet. SAB 108 became effective for the Company for the year ended December 31, 2006. As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the carrying amounts of assets and liabilities as of the beginning of fiscal 2006, with the offsetting balance to retained earnings. Upon adoption, the Company recorded an increase to accrued liabilities of $0.1 million, originally related to 2005, and an increase in deferred tax liabilities of approximately $0.3 million, originally related to 2001 or earlier, to record liabilities not previously identified and a decrease in retained earnings of approximately $0.4 million to correct errors in previous years that were considered immaterial under the Company's previous method of evaluating materiality.

Reclassifications

        Certain prior year accrued liability amounts and related deferred taxes have been reclassified from current to noncurrent to conform to the current year presentation. Further, the Company changed the categories within property and equipment to provide more details of its components. See Note 6.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

        During the three years ended December 31, 2008, the Company has acquired or merged with six businesses in the media services industries. The objective of each transaction was to expand the Company's digital distribution network, customer base and/or product offerings. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
Enliven	October 2, 2008	$74.8	Stock
Vyvx	June 5, 2008	135.4	Cash
GTN	August 31, 2007	8.5	Cash
Point.360	August 13, 2007	49.7	Stock
Pathfire	June 4, 2007	29.7	Cash
FastChannel	May 31,2006	28.8	Stock

        Each of the transactions has been included in the Company's results of operations since the date of closing. In each acquisition the excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill. A brief description of each transaction is as follows:

  Enliven

        On October 2, 2008, the Company acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock it did not previously own (see Note 4) in exchange for 2.9 million shares of its common stock. In the aggregate, including shares of Enliven previously held and an estimated 0.1 million shares that will be issued related to a preacquisition earnout, the total purchase price was $74.8 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm. The purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. Presently, the Company has allocated $14.6 million to customer relationships, $1.5 million to trade names, and $1.4 million to developed technology. The intangible assets are being amortized over a weighted average term of 16 years, 10 years and 10 years, respectively. The Company is in the process of determining the final valuation of the assets acquired, including the valuation of certain identifiable intangibles, and liabilities assumed. The goodwill and intangible assets created in the acquisition are not deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment.

  Vyvx

        On June 5, 2008, the Company completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3"). Vyvx operated an advertising services and distribution business similar to the Company's video and audio content distribution business. The acquisition was completed pursuant to an asset purchase agreement among the Company, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $135.4 million in cash. The purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. Presently, the Company

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has allocated $54.7 million to customer relationships, which is being amortized over 12.5 years. The Company is in the process of determining the final valuation of the assets acquired and quantifying the cost to close certain offices. The goodwill and intangible assets created in the acquisition are deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment.

  GTN

        On August 31, 2007, the Company acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $8.5 million in cash, net of selling GTN's post-production business immediately after closing to an officer of GTN for $3.0 million in cash. GTN, based in Detroit, provides media services primarily on behalf of the automotive industry. The purchase price allocation below presents the purchase of GTN's net assets and the subsequent sale of its post-production business on a net basis. The Company has allocated $1.7 million to customer relationships, which is being amortized over 10 years. The goodwill and intangible assets created in the acquisition are deductible for tax purposes.

  Point.360

        On August 13, 2007, the Company acquired all of the issued and outstanding shares of Point.360's common stock it did not previously own in exchange for 2.0 million shares of its common stock. Immediately prior to closing, Point.360 spun off its post-production business to its shareholders other than the Company. As a result, at closing, Point.360's business consisted solely of its advertising distribution operation. In the aggregate, including (i) shares of Point.360 previously held, (ii) a requirement to retire $7.0 million of Point.360's debt immediately prior to closing, and (iii) working capital adjustments and transaction costs, the total purchase price was $49.7 million. The Company has allocated $15.4 million to customer relationships, which is being amortized over 10 years, and $0.3 million to a non-competition agreement, which is being amortized over 5 years. Neither the acquired goodwill nor the intangible assets created in the acquisition are deductible for tax purposes.

  Pathfire

        On June 4, 2007, the Company acquired all of the issued and outstanding shares of privately-held Pathfire, Inc.'s ("Pathfire") common and preferred stock for $29.7 million in cash. The amount paid is net of the Company reversing a previously existing liability of $0.9 million related to a dispute between a subsidiary of the Company and Pathfire that had an estimated fair value of zero. Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. The Company has allocated $5.8 million to customer relationships, $2.3 million to trade name, $0.2 million to developed technology and less than $0.1 million to a non-competition agreement. The intangible assets are being amortized over 20 years, 10 years, 7 years and 1 year, respectively. Neither the acquired goodwill nor the intangible assets are deductible for tax purposes.

  FastChannel

        On May 31, 2006, the Company acquired all of the issued and outstanding shares of privately-held FastChannel Network, Inc.'s ("FastChannel") common and preferred stock in exchange for 5.2 million shares of its common stock. In the aggregate the purchase price was $28.8 million. FastChannel operated a digital distribution network serving the advertising and broadcast industries similar to the Company. The Company has allocated $14.6 million to customer relationships and $4.4 million to trade name, both of which are being amortized over 10 years. Neither the acquired goodwill nor the intangible assets are deductible for tax purposes.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition for the above referenced transactions. The purchase price allocations are as follows (in millions):

Category	Enliven	Vyvx	GTN	Point.360	Pathfire	FastChannel
Current assets	$6.2	$2.9	$0.8	$3.7	$3.7	$5.3
Property and equipment	2.8	2.5	1.1	1.9	8.1	3.0
Other non-current assets	0.4	0.3	—	0.4	9.7	13.3
Customer relationships	14.6	54.7	1.7	15.4	5.8	14.6
Trade names	1.5	—	—	—	2.3	4.4
Other intangibles	1.4	0.1	—	0.3	0.3	—
Goodwill	65.8	78.4	5.1	36.7	7.3	9.5

Total assets acquired	92.7	138.9	8.7	58.4	37.2	50.1

Less liabilities assumed	(17.9)	(3.5)	(0.2)	(8.7)	(7.5)	(21.3)

Net assets acquired	$74.8	$135.4	$8.5	$49.7	$29.7	$28.8

Exit Costs Related to Acquisitions

        In connection with the Vyvx, Enliven and Point.360 acquisitions, the Company recorded exit costs related to discontinuing certain activities and personnel of the acquired operations. Below is a rollforward of exit costs from December 31, 2006 to December 31, 2008 (in millions):

	Balance at December 31, 2006	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2007	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2008
Point.360:
Office closures	$—	$1.4	$0.7	$0.7	$0.1	$0.8	$—
Employee severance	—	0.2	0.2	—	—	—	—
Vyvx
Office closures	—	—	—	—	3.3	0.1	3.2
Employee severance	—	—	—	—	0.1	—	0.1
Enliven:
Employee severance	—	—	—	—	1.4	1.3	0.1
Unfavorable contract	—	—	—	—	0.5	—	0.5

Total	$—	$1.6	$0.9	$0.7	$5.4	$2.2	$3.9

        The Company is currently seeking to negotiate lease buyouts or enter into a sublease arrangement with respect to certain office leases it plans to vacate. The Company expects to finalize its estimate of exit costs for Enliven and Vyvx within the purchase price allocation period, which ends in June 2009 and September 2009 for Vyvx and Enliven, respectively. Exit costs related to the GTN and Pathfire acquisitions were not material. The $0.1 million adjustment to the Point.360 office closure accrual was aggregated as an adjustment to the cost of acquiring Point.360.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Information

        The following pro forma information presents the results from continuing operations as if the above referenced transactions (Enliven, Vyvx, GTN, Point.360, and Pathfire) had occurred as of January 1, 2007 (in thousands, except per share amounts). A table of actual amounts is provided for reference.

	As Reported		Pro Forma
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
Revenue	$157,081	$97,687	$187,335	$174,271
Income (loss) from continuing operations	15,079	10,870	7,608	(1,817)

Basic income (loss) per share—continuing operations	0.81	0.65	0.37	(0.09)
Diluted income (loss) per share—continuing operations	0.79	0.64	0.36	(0.09)

4. Investments

  Enliven

        In May 2007, the Company purchased (i) 10.8 million shares of Enliven common stock (or about 13% of Enliven's then outstanding shares) and (ii) warrants to purchase an additional 2.7 million shares at $0.45 per share, for an aggregate purchase price of $4.5 million including transaction costs. The warrants were scheduled to expire in November 2010. The following summarizes the Company's investment in Enliven as of December 31, 2007 (in thousands):

	Common Stock	Warrants	Total
Fair value	$12,685	$2,316	$15,001
Cost basis	3,856	609	4,465

Unrealized gain	$8,829	$1,707	$10,536

Unrealized gain, recorded in other income	—	$1,707	$1,707

Unrealized gain, net of tax, recorded in accumulated other comprehensive income	$5,420	—	$5,420

        Prior to the purchase of Enliven in October 2008 (see Note 3), the Company had accounted for its Enliven stock as "available for sale securities" pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and recorded the change in market value of the Enliven common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. The Company determined the warrant component of the investment met the definition of a derivative instrument in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires changes in value attributable to the warrant to be recorded in the statement of operations. The warrant value was calculated using the Black-Scholes pricing model. The variables used in the model were as follows: stock price at December 31, 2007 of $1.18, volatility of 87%, expected life of 2.9 years, dividend rate of none, and risk free interest rate of 3.1%.

        In October 2008, the Company acquired all the issued and outstanding shares of Enliven common stock. As a result, Enliven became a wholly-owned subsidiary of the Company. The Company's previously recorded investment in Enliven common stock and warrants was included as part of the purchase price. The common stock was included in the purchase price at its historical cost, whereas the warrants were included at their estimated fair value as of the acquisition date.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Write-down of Investment in Verance Corporation

        In 2005, the Company (i) purchased 12.6 million shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") from Verance Corporation ("Verance") and (ii) entered into a licensing agreement with Verance, for an aggregate purchase price of $5.1 million. During 2006, the Company determined that its investment in the Verance Series B Preferred Stock had experienced an other-than-temporary decline in value and reduced the $4.8 million carrying value to zero. Similarly, the license agreement was also deemed to have no further value and the Company recorded additional amortization expense of $0.3 million to reduce the carrying value to zero. The reduction in fair value of the Verance investment and the additional amortization expense are included in the video and audio content distribution segment.

5. Discontinued Operations

        Discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") subsidiaries prior to the sale of their assets in 2007. The StarGuide and CCS assets were sold for gross proceeds of $3.1 million resulting in a pretax gain of $0.8 million, principally due to the StarGuide sale. Due to the lack of tax basis in substantially all the StarGuide assets sold, the provision for income taxes on the assets sold was approximately $1.0 million resulting in an after tax loss of $0.2 million. For the year ended December 31, 2006, the $0.7 million loss on disposal of discontinued operations represents the write-down of CCS assets to their estimated net realizable value. In accordance with the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial data for these businesses has been presented as discontinued operations.

        Operating results of the discontinued operations for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Revenues	$431	$3,983
Cost of revenues	(265)	(2,448)
Depreciation and amortization	—	(583)
Other operating expenses	(488)	(1,491)

Loss from discontinued operations	(322)	(539)
Income tax benefit	97	209
Loss on disposal of discontinued operations, net of tax	(232)	(698)

Loss from discontinued operations	$(457)	$(1,028)

6. Property and Equipment

        Property and equipment as of December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Network equipment	$26,494	$21,816
Software development costs	17,317	11,540
Machinery and equipment	12,493	11,087
Computer equipment	4,213	3,118
Software	3,381	1,991
Leasehold improvements	3,180	1,352
Furniture and fixtures	1,357	1,240

	68,435	52,144
Less accumulated depreciation and amortization	(30,455)	(24,678)

	$37,980	$27,466

        In 2008, the Company began classifying its property and equipment using the above categories. The 2007 amounts shown have been reclassified to conform to this new presentation.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets

        The Company has identified three reporting units as defined in SFAS 142 "Goodwill and Other Intangible Assets;" (i) video and audio content distribution, (ii) SourceEcreative and (iii) Springbox, of which only two have goodwill as shown below.

        Changes in the carrying value of goodwill by reporting unit for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Video and Audio Content Distribution	SourceEcreative	Total
Balance at December 31, 2006	$63,547	$1,998	$65,545
Finalize FastChannel acquisition and other	(12,318)	—	(12,318)
Goodwill created in acquisition of Pathfire	17,083	—	17,083
Goodwill created in acquisition of Point.360	36,567	—	36,567
Goodwill created in acquisition of GTN	5,078	—	5,078

Balance at December 31, 2007	109,957	1,998	111,955
Finalize Pathfire acquisition	(9,796)	—	(9,796)
Finalize Point.360 acquisition	393	—	393
Finalize GTN acquisition	21	—	21
Goodwill created in acquisition of Vyvx	78,411	—	78,411
Goodwill created in acquisition of Enliven	65,750	—	65,750

Balance at December 31, 2008	$244,736	$1,998	$246,734

        Intangible assets are as follows (in thousands):

	Amortization Period	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2008
Customer relationships	3-20 years	$114,083	$(12,806)	$101,277
Trade name	10-20 years	17,194	(5,157)	12,037
Developed technology	3-7 years	1,610	(121)	1,489
Non-compete agreements	1-5 years	350	(118)	232

Total intangible assets		$133,237	$(18,202)	$115,035

December 31, 2007
Customer relationships	8-20 years	$44,784	$(5,630)	$39,154
Trade name	10-20 years	15,634	(3,934)	11,700
On-line resource and database	3 years	724	(724)	—
Developed technology	7 years	220	(18)	202
Non-compete agreements	1-5 years	350	(43)	307

Total intangible assets		$61,712	$(10,349)	$51,363

        Intangible assets are amortized using the straight-line method over the periods shown above. Amortization expense related to intangible assets totaled $8.6 million, $4.3 million, and $3.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate future

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization expense for intangible assets remaining as of December 31, 2008 is as follows (in thousands):

2009	$11,835
2010	11,808
2011	11,256
2012	11,001
2013	10,792
Thereafter	58,343

$115,035

8. Accrued Liabilities

        Accrued liabilities consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Employee compensation	$1,930	$1,920
Interest payable	1,669	400
Merger liabilities related to exit costs	1,099	675
State and local taxes payable	581	374
Professional fees	454	782
Royalty obligations	450	416
Deferred rent	269	151
Other	2,941	2,058

	$9,393	$6,776

9. Long-Term Debt

        Long-term debt as of December 31, 2008 and 2007 is summarized as follows (in thousands):

	2008	2007
Term loans	$58,387	$44,775
Acquisition loans	49,750	—
Bridge loan	65,000	—

Subtotal	173,137	44,775
Less current portion	(18,152)	(450)

Long-term portion	$154,985	$44,325

  Senior Credit Facility

        In March 2008, the Company replaced its $85 million credit agreement with a six-year, $145 million credit facility with its existing and two additional lenders (the "Senior Credit Facility"). The Senior Credit Facility contains (i) $65 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans. The Term Loans were fully drawn at closing and the Acquisition Loans were fully drawn in connection with closing the Vyvx acquisition in June 2008 (see Note 3). The full amount of the Revolving Loans is available to be drawn upon. Borrowings under the

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At December 31, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 6.3% (excluding the amortization of fees and expenses).

  Bridge Loan

        In connection with the Senior Credit Facility, the Company also obtained a financing commitment from Bank of Montreal ("BMO") for a two-year, $65 million subordinated unsecured term loan (the "Bridge Loan"). In June 2008, the Company entered into the Bridge Loan Agreement with BMO and the Bridge Loan was fully drawn to fund a portion of the Vyvx acquisition. The Bridge Loan initially bore interest at 11.0% per annum, and increases 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%. In addition, the Bridge Loan requires the Company to pay (i) funding fees totaling $1.0 million in the event the Bridge Loan remains outstanding after four months, and (ii) an anniversary fee of $3.9 million in the event the Bridge Loan remains outstanding after one year. In accordance with EITF 86-15 "Increasing-Rate Debt," the Company has determined its periodic interest cost based upon the estimated outstanding term of the debt. The Company presently expects it will repay or refinance the Bridge Loan shortly prior to its first anniversary date resulting in a periodic interest cost of 13.3% per annum (excluding the amortization of fees and expenses). At December 31, 2008, borrowings under the Bridge Loan bore interest at 13.5% per annum (excluding the amortization of fees and expenses).

  Maturity Dates, Principal Payments, Covenants and Other Terms

        The Term Loans are scheduled to mature in March 2013; however, the Company presently expects that between (i) scheduled quarterly principal payments of $3.25 million and (ii) excess cash flow ("ECF") principal payment provisions estimated to be $4.7 million and $9.0 million in 2009 and 2010, respectively, the Term Loans will be fully retired in 2012. The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments of $0.1 million and (ii) ECF principal payment provisions. The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not. The Bridge Loan matures in June 2010 and does not contain any scheduled principal payments prior to its maturity. The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the maximum senior leverage ratio, (iii) the minimum fixed charge coverage ratio, and (iv) maintaining a minimum net worth. The Bridge Loan Agreement provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio and (ii) the minimum fixed charge coverage ratio, which are defined consistent with the Senior Credit Facility. The Senior Credit Facility and the Bridge Loan Agreement also contain a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provide for customary events of default. The Senior Credit Facility and the Bridge Loan Agreement are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's assets. As of December 31, 2008, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility and the Bridge Loan Agreement.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Principal payments (scheduled and estimated ECF) required under the Company's debt obligations for the next five years and thereafter are as follows as of December 31, 2008 (in thousands):

Year	Amount
2009	$18,152
2010	87,475
2011	13,500
2012	13,099
2013	500
Thereafter	40,411

  Previous Credit Facilities

        Prior to entering into the Senior Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by BMO. That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility. Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined). At December 31, 2007, borrowings under that credit facility bore interest at a weighted average interest rate of 6.9%.

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

  Interest Rate Swaps

        In May and July 2008, the Company entered into three-year interest rate swap agreements ("Swaps") with certain of its lenders for an aggregate notional amount of $57.5 million. As of December 31, 2008 the Swaps were determined to be highly effective and the change in the fair value of the swaps was recorded in "accumulated other comprehensive income." Presently, the Company expects $0.9 million recorded in accumulated other comprehensive income as of December 31, 2008 related to the Swaps to be reclassified into earnings in the next 12 months. The fair values of the Swaps are recorded in "other non-current liabilities" in the consolidated balance sheet at December 31, 2008.

        The Company's Swaps are summarized as follows (dollars in thousands):

December 31, 2008
Notional amounts	$57,500
Weighted average pay rates	6.37%
Weighted average receive rates	5.47%
Weighted average maturity (in years)	2.42
Fair values of interest rate swaps (liability)	$(2,948)

        The Company's objective of entering into the Swaps was to reduce the risk associated with variable interest rates. Borrowings under the Senior Credit Facility bear interest at variable rates. The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $57.5 million of the Senior Credit Facility. The Swaps qualify as cash flow hedging instruments. At each balance sheet date, the fair values

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Swaps are recorded on the balance sheet with the offsetting entry recorded in "accumulated other comprehensive income," to the extent the hedges are highly effective. Any ineffectiveness is recorded in the statement of operations. During 2008 no amounts have been recorded in the statement of operations as a result of ineffectiveness.

10. Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS 157 "Fair Value Measurements" ("SFAS 157"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The Company's adoption of SFAS 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.

        As of December 31, 2008, the Company had the following assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$14,036	$—	$—	$14,036

Liabilities:
Interest rate swaps	$—	$(2,948)	$—	$(2,948)

        The interest rate swap liability has been included in "other non-current assets" on the consolidated balance sheet at December 31, 2008.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The components of income before income taxes from continuing operations are as follows (in thousands):

	2008	2007	2006
United States	$23,699	$18,175	$2,040
Foreign	952	196	717

Total	$24,651	$18,371	$2,757

        Components of deferred tax assets at December 31, are as follows (in thousands):

	2008	2007
Deferred Tax Assets:
Allowance for doubtful accounts	$795	$665
Unearned revenue	858	660
Accrued liabilities not yet deductible	790	431
Federal and State net operating loss carryforwards	115,833	40,131
Tax credit carryforwards	3,220	784
Impairment of Verance investment	1,890	1,845
Basis differences of property and equipment	—	450
Unrealized loss on interest rate swap	1,179	—
Other	565	673

Total deferred tax assets	125,130	45,639
Less valuation allowance	(86,094)	(14,643)

Deferred tax assets after valuation allowance	39,036	30,996
Deferred Tax Liabilities:
Basis differences of purchased intangibles	(24,509)	(19,434)
Basis differences of property and equipment	(1,162)	—
Capitalized software basis difference	(5,588)	(2,809)
Unrealized gain on long-term investments	—	(4,086)

Total deferred tax liabilities	(31,259)	(26,329)

Net deferred tax assets	7,777	4,667
Less net current deferred tax assets	(1,530)	(1,707)

Net noncurrent deferred tax assets	$6,247	$2,960

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The change in the net deferred tax assets between 2008 and 2007 did not entirely impact deferred income tax expense as shown below (in thousands):

	(Charged) or Credited Through
	Continuing Operations	Other Comprehensive Income	Total
Net deferred tax assets (liabilities), December 31, 2007	$8,076	$(3,409)	$4,667
Purchase accounting items that (increase) decrease goodwill:
Recognition of Pathfire NOL carryfowards	9,627	—	9,627
Deferred tax liabilities created with acquisitions	(3,190)	—	(3,190)
Deferred income tax benefit (expense)	(8,108)	4,588	(3,520)
Other	193	—	193

Net deferred tax assets, December 31, 2008	$6,598	$1,179	$7,777

        Components of the provision for income taxes are as follows (in thousands):

	2008	2007	2006
Current:
US Federal	$343	$377	$92
State	1,051	303	197
Foreign	70	172	82

	1,464	852	371
Deferred:
US Federal	7,518	5,801	1,063
State	590	848	68

	8,108	6,649	1,131
Valuation allowance	—	—	876

Provision for income taxes	$9,572	$7,501	$2,378

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to the Company's income before income taxes from continuing operations as follows (in thousands):

	2008	2007	2006
Federal statutory tax rate	35%	34%	34%
Expected tax expense	$8,628	$6,246	$937
State and foreign income taxes, net of federal benefit	1,113	911	207
Other non-deductible items	283	198	358
Valuation allowance	—	—	876
Change in effective tax rate	(278)	—	—
Other	(174)	146	—

Provision for income taxes	$9,572	$7,501	$2,378

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 2008, the Company revalued its deferred tax assets and liabilities using a 35% federal statutory rate. Prior to 2008, the Company had assumed a 34% federal statutory rate. The Company expects its taxable income (before utilization of federal net operating loss ("NOL") carryforwards) to remain at levels which will result in an overall 35% rate.

        NOL carryforwards of $90.0 million and state NOL carryforwards of $2.8 million (exclusive of Enliven) will expire on various dates ranging from 2011 to 2026. Utilization of these carryforwards will be limited on an annual basis to a maximum of approximately $24 million in 2008, and $18 million in 2009 through 2010, approximately $12 million in 2011, and approximately $2 million in 2012 and each year thereafter until 2026 as a result of previous business combinations, pursuant to Section 382 of the Internal Revenue Code.

        The Company has $3.2 million in tax credit carryforwards, $1.8 million of which were acquired from Enliven. The Company is maintaining a full valuation allowance on the acquired tax credit carryforwards as of December 31, 2008. The remaining $1.4 million in tax credit carryforwards relate primarily to Alternative Minimum Tax credits generated by the Company which do not expire.

        In 2008, the Company completed its assessment of the acquired Pathfire NOL carryforwards and concluded that the realization of the NOL carryforwards was more likely than not. Therefore, $9.6 million of the valuation allowance related to these NOL carryforwards was reversed as a reduction to goodwill.

        In 2007, the Company completed its assessment of the acquired Fastchannel NOL carryforwards and concluded that the realization of the NOL carryforwards was more likely than not. Therefore, $12.3 million of the valuation allowance related to these NOL carryforwards was reversed as a reduction to goodwill.

        In addition, during 2008 the Company acquired Enliven which had historical federal NOL carryforwards of approximately $235 million. The Company is currently performing an analysis to determine all other changes in control that occurred prior to the acquisition and quantify the annual utilization limit of the Enliven federal NOL carryforwards. As such, the Company will maintain a full valuation allowance on the Enliven NOL carryforwards until Enliven's tax position can be completely assessed. In accordance with SFAS 109 "Accounting for Income Taxes," any future reduction in the valuation allowance related to acquired deferred tax assets will be recorded as a reduction to goodwill.

        Management believes that the results of future operations will generate sufficient taxable income to realize the benefits of all of its net deferred tax assets.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109 ("FIN 48"). Under FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. No adjustments were required in connection with adopting FIN 48.

        At December 31, 2008 and 2007 the Company had approximately $0.9 million of gross state tax credit carryforwards which were not recognized due to transfer pricing considerations. In the event that such credit carryforwards are recognized, a corresponding liability pursuant to FIN 48 will be recorded, resulting in no net tax benefit or expense.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of and for the three years ended December 31, 2008, the Company recognized no penalties or interest related to unrecognized tax benefits in its financial statements.

        The Company is subject to US federal income tax, United Kingdom income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2004 through 2007 remain open to examination, while state, local, and UK income tax returns for 2003 through 2007 remain open to examination.

12. Employee Benefit Plan

        The Company has a 401(k) retirement plan for all US based employees. Employees may contribute up to a maximum dollar amount of $15,500 for 2008. In 2006, the Company began matching 1% of gross pay for those employees contributing at least 3% of their gross pay into the plan. During 2008, the Company changed its policy to match 25% of amounts contributed by employees, up to a maximum employee contribution of 6% of gross earnings. Employees vest in the matched contribution after two years of employment. Employer matching contributions are funded concurrent with the employee contributions. The Company made approximately $254,000, $158,500, and $27,500 in matching contributions to the plan in 2008, 2007 and 2006, respectively.

13. Stockholders' Equity

        On May 30, 2006 the Company's Common Stock was reverse split on a 1-for-10 basis. All references to share and per share data in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Unrealized gain on long-term investment, net of taxes	$—	$5,420
Currency translation adjustment	6	1
Unrealized loss on interest rate swaps, net of taxes	(1,769)	—

Accumulated other comprehensive income (loss)	$(1,763)	$5,421

Restricted Stock

        In each of 2008 and 2007, the Company granted a total of 10,000 shares of Common Stock to its non-employee directors under restricted stock agreements. The fair value of each restricted stock grant was $0.2 million, of which $0.1 million and $0.0 million was recognized as compensation expense in 2008 and 2007, respectively. The restricted stock agreements provide for vesting over 36 months. As of December 31, 2008, the restriction on 3,333 of the restricted shares had lapsed. The fair value of restricted stock that vested during 2008, 2007 and 2006 was $0.1 million, $0.0 million and $0.0 million, respectively. As of December 31, 2008, none of the shares had been forfeited. Stock compensation expense related to those shares is recognized monthly as 1/36th of their grant date fair value. As of December 31, 2008 and 2007, there were 3,333 and zero shares of restricted stock vested and outstanding, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In October, 2008, the Company granted 350,000 shares of Common Stock to Scott K. Ginsburg, its Chairman and Chief Executive Officer, under a restricted stock agreement. The restricted stock agreement provides for vesting over the following periods: (i) 116,667 shares on August 1, 2009, (ii) 116,667 shares on August 1, 2010, and (iii) 116,666 shares on August 1, 2011. Any remaining forfeiture provisions immediately terminate upon the occurrence of a change in control of the Company (as defined in the restricted stock agreement). The fair value of the restricted stock on the date of grant was $5.9 million, of which $0.5 million was recognized as compensation expense in 2008.

        A summary of the Company's restricted stock activity for 2008 is presented below:

	2008
	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested at January 1, 2008	10,000	$16.27
Granted	360,000	16.92
Vested	(3,333)	16.27
Canceled or forfeited	—	—

Nonvested at December 31, 2008	366,667	$16.91

Warrants

        The Company has issued warrants to purchase common stock in connection with certain financing transactions, common stock offerings and in connection with the acquisition of Enliven. The warrants outstanding at December 31, 2008 are exercisable and expire in December 2010. A summary of outstanding warrants at December 31, 2008, 2007 and 2006 and changes during the years then ended are as follows (in thousands, except exercise price amounts):

	2008		2007		2006
	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price	Warrants	Wtd. Avg. Exercise Price
Outstanding at beginning of the year	661	$10.00	661	$10.00	708	$11.56
Canceled	—	—	—	—	(47)	$33.45
Issued in conjunction with Enliven merger	29	$20.04	—	—	—	—

Outstanding at end of the year	690	$10.42	661	$10.00	661	$10.00

14. Stock Plans

        The Company has several stock incentive plans outstanding, including the 2006 Long-Term Stock Incentive Plan (the "2006 Plan") and plans assumed of certain acquired companies. While several stock incentive plans remain outstanding, awards may only be granted under the 2006 Plan. Awards can take the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards and (iv) performance awards, and can be granted to employees, officers, directors and consultants. The 2006 Plan provides that the maximum number of shares of common stock with respect to which awards may be granted shall not exceed 1,100,000 shares. Grants of awards are determined by a committee of the Board of Directors (the "Committee"). Generally, the terms of stock options, including the number of shares of common stock subject to the option, and the vesting schedule, are determined by the

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Committee. However, the exercise price shall not be less than the fair market value of the Company's common stock on the date of grant. Stock option grants typically have terms of ten years and vest over four years, which is recognized on a straight-line basis over the requisite service period of the entire award. At December 31, 2008, there were a total of 38,177 shares of common stock available for future grant under the 2006 Plan.

        A summary of the Company's stock option activity for 2008 is presented below:

	2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	502,402	$12.94
Granted	641,823	14.39
Granted to replace options assumed in acquisition	220,904	40.12
Exercised	(11,348)	11.27
Canceled	(106,822)	33.41

Outstanding at end of the year	1,246,959	$16.76

Exercisable at end of the year (vested)	456,121	$20.74

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.00—$12.49	280,071	4.6 years	$6.46	191,316	$6.73
$12.50—$14.99	638,735	9.4 years	14.06	43,368	12.97
$15.00—$19.99	48,396	9.3 years	17.48	230	19.22
$20.00—$29.99	167,508	3.8 years	22.54	123,298	22.46
$30.00—$500.00	112,249	3.1 years	48.92	97,909	49.39

$5.00—$500.00	1,246,959	7.0 years	$16.76	456,121	$20.74

        The weighted average grant-date fair value per share of options granted during the year (excluding options issued to replace options assumed in connection with an acquisition) was $8.28, $14.27, and $4.03 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average remaining contractual life of vested stock options at December 31, 2008 was 3.3 years.

        The total intrinsic value of options exercised was approximately $93,000, $624,000, and $7,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company's practice has been to issue new shares (as opposed to treasury shares) upon exercise of stock options.

        The aggregate intrinsic value of options outstanding at December 31, 2008 was approximately $1.5 million. The aggregate intrinsic value of options vested at December 31, 2008 was approximately $1.0 million.

        Compensation costs related to options issued, but not yet vested, and therefore not yet recognized in expense at December 31, 2008 was $6.3 million, which will be recognized over the weighted-average remaining vesting period of 3.5 years.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2008	2007	2006
Number of options granted	641,823	53,500	306,000
Weighted average exercise price of options granted	$14.39	$21.67	$5.82
Volatility(1)	60%	68%	86%
Risk free interest rate(2)	1.8%	5.1%	4.4%
Expected term (years)(3)(4)	6.2	6.1	4.8
Expected annual dividends	None	None	None

(1)
Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)
The risk free rate for periods within the contractual term of the stock is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)
The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107. The Company uses the "simplified method" discussed in SAB 107 as it does not believe it possesses sufficient historical data on its option holders in order to calculate a more appropriate estimate.

(4)
The Company assumes a forfeiture rate of zero in its fair value calculations due to the minimal turnover of option holders in its workforce.

15. Commitments and Contingencies

        The Company leases facilities and equipment under non-cancelable operating leases.

        The table below summarizes the Company's contractual obligations, including estimated interest and amounts of escalating operating lease rental payments, at December 31, 2008 (in thousands):

Contractual Obligations	Debt Service	Office Leases	Other Obligations	Total
2009	$36,971	$7,671	$9,089	$53,731
2010	95,090	6,643	6,383	108,116
2011	17,525	4,550	3,289	25,364
2012	16,271	2,440	1,801	20,512
2013	3,151	1,358	1,800	6,309
Thereafter	41,069	3,525		44,594

	$210,077	$26,187	$22,362	$258,626

        Rent expense, net of sublease rentals, totaled $5.0 million, $3.2 million and $3.4 million in 2008, 2007 and 2006, respectively. Sublease rentals were approximately $0.4 million, $0.1 million, and $0.0 million in 2008, 2007 and 2006, respectively.

        As of December 31, 2008, the Company had non-cancelable future minimum purchase commitments with its telephone and satellite service providers of approximately $3.9 million for 2009, $3.4 million for 2010, $2.0 million for 2011, $1.8 million for 2012 and $1.8 million for 2013.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A reconciliation of net income (loss) per basic and diluted share for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	2008	2007	2006
Basic:
Income from continuing operations	$15,079	$10,870	$379
Loss from discontinued operations	—	(457)	(1,028)

Net income (loss)	$15,079	$10,413	$(649)

Weighted average shares outstanding	18,642	16,631	10,568

Basic income (loss) per common share:
Continuing operations	$0.81	$0.65	$0.04
Discontinued operations	—	(0.02)	(0.10)

Total basic net income per share	$0.81	$0.63	$(0.06)

Diluted:
Weighted average shares outstanding	18,642	16,631	10,568
Add net effect of potentially dilutive shares	431	465	—

Total diluted shares	19,073	17,096	10,568

Diluted income (loss) per common share:
Continuing operations	$0.79	$0.64	$0.04
Discontinued operations	—	(0.03)	(0.10)

Total diluted net income per share	$0.79	$0.61	$(0.06)

Antidilutive securities not included:
Options, warrants and restricted stock	651	242	1,176

17. Segment Information

        The Company's two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other. The all other segment includes creative research services (i.e., SourceEcreative) and internet marketing services (i.e., Springbox). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes. The information in the following tables is derived directly

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the segments' internal financial reporting used for corporate management purposes (in thousands).

	Year Ended December 31, 2008
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$148,891	$8,190	$157,081
Depreciation and amortization	21,024	327	21,351
Income from operations	35,071	2,660	37,731
Total assets(a)	$455,929	$17,871	$473,800

	Year Ended December 31, 2007
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$92,343	$5,344	$97,687
Depreciation and amortization	12,518	347	12,865
Income from operations	16,732	2,320	19,052
Total assets(a)	$243,165	$9,330	$252,495

	Year Ended December 31, 2006
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$64,911	$3,756	$68,667
Depreciation and amortization	8,162	401	8,563
Income from operations	8,624	1,677	10,301
Total assets(a)	$171,091	$4,492	$175,583

(a)
Excludes intercompany receivables which have been eliminated in consolidation.

18. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company does not expect SFAS 157-2 to have any impact on its financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." The statement clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS 160; however, it is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The adoption of SFAS 141(R) is expected to have an impact on any business combination completed by the Company beginning in 2009.

        In March 2008, the FASB issued SFAS 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). The statement amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The principal impact of this statement will be to require the Company to expand its disclosure regarding its derivative instruments, and will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, "Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active." The staff position clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP in 2008, and it did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

19. Related Party Transaction

        In connection with the Company's acquisition of Media DVX in April 2005, a $6.5 million promissory note was issued to the seller of Media DVX. The promissory note was personally guaranteed by Scott K. Ginsburg, the Company's Chief Executive Officer and Chairman of the Board. Mr. Ginsburg's personal guarantee of the Company's debt was evaluated for the purpose of determining an amount to compensate him for such guarantee. The Company determined that the improved interest rate obtained as a direct result of the personal guarantee was worth approximately

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.6 million over the term of the loan. For the year ended December 31, 2006 the Company recognized additional interest expense of $0.3 million associated with the guarantee. During the fourth quarter of 2006, the Company retired the entire remaining balance of the Media DVX obligation.

20. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

	Quarter Ended
	March 31, 2008	June 30, 2008(1)	September 30, 2008	December 31, 2008(2)
Revenues	$29,217	$34,452	$41,428	$51,984
Gross profit	17,552	20,309	24,238	30,539
Income from continuing operations	3,167	4,148	2,279	5,485

Net income	$3,167	$4,148	$2,279	$5,485

Basic income per share	$0.18	$0.23	$0.13	$0.27

Diluted income per share	$0.17	$0.23	$0.12	$0.27

	Quarter Ended
	March 31, 2007	June 30, 2007(3)	September 30, 2007(4)	December 31, 2007
Revenues	$19,894	$21,689	$25,137	$30,967
Gross profit	11,024	12,941	13,947	18,186
Income from continuing operations	2,332	3,796	1,053	3,689
Income (loss) from discontinued operations	(133)	(4)	417	(737)

Net income	$2,199	$3,792	$1,470	$2,952

Basic income (loss) per share:
Continuing operations	$0.15	$0.24	$0.06	$0.21
Discontinued operations	(0.01)	—	0.03	(0.04)

Total	$0.14	$0.24	$0.09	$0.17

Diluted income (loss) per share:
Continuing operations	$0.15	$0.23	$0.06	$0.20
Discontinued operations	(0.01)	—	0.02	(0.04)

Total	$0.14	$0.23	$0.08	$0.16

(1)
On June 5, 2008, the Company acquired Vyvx. Accordingly, Vyvx has been included in the Company's results since the date of acquisition.

(2)
On October 2, 2008, the Company acquired Enliven. Accordingly, Enliven has been included in the Company's results since the date of acquisition.

(3)
On June 4, 2007, the Company acquired Pathfire. Accordingly, Pathfire has been included in the Company's results since the date of acquisition.

(4)
On August 13, 2007 and August 31, 2007, the Company acquired Point.360 and certain assets of GTN, respectively. Accordingly, Point.360 and GTN have been included in the Company's results since the respective dates of acquisition.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations(1)	Acquired	Write-offs (net)	Balance at End of Period
Allowance for Doubful Accounts
Year Ended:
December 31, 2006	$491	789	199	(433)	$1,046
December 31, 2007	$1,046	607	465	(402)	$1,716
December 31, 2008	$1,716	886	434	(707)	$2,329

(1)
Excludes amounts charged to discontinued operations of $37 and $17 in 2007 and 2006, respectively.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(a)	Certificate of Incorporation of Registrant.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.
3.3(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant
3.4(c)	Bylaws of registrant, as amended to date.
4.1(d)	Form of Common Stock Certificate.
10.1(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*
10.2(d)	Form of Directors' and Officers' Indemnification Agreement.
10.3(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*
10.4(d)	Form of Restricted Stock Agreement.*
10.5(e)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.
10.6(e)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.
10.7(e)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.
10.8(e)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.
10.9(e)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg
10.10(f)	Employment Agreement, dated December 30, 2008, between DG FastChannel, Inc. and Omar A. Choucair, Chief Financial Officer.*
10.11(f)	Employment Agreement, dated December 20, 2008, between DG FastChannel, Inc. and Neil Nguyen.*
10.12(f)	Employment Agreement, dated December 23, 2008, between DG FastChannel, Inc. and Pamela Maythenyi.*
10.13(g)	Employment Agreement, dated October 3, 2008, between DG FastChannel, Inc. and Scott K. Ginsburg.*
10.14(h)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Scott K. Ginsburg.*
10.15(h)	Amendment No. 2 to Warrant No. 1 by and among Registrant and Scott K. Ginsburg.*
10.16(h)	Amendment No. 2 to Warrant No. 2 by and among Registrant and Scott K. Ginsburg.*
10.17(h)	Amendment No. 1 to Common Stock Purchase Warrant by and among Registrant and Omar A. Choucair.*
10.18(h)	Amendment No. 2 to Warrant by and among Registrant and Omar A. Choucair.*
10.19(i)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*
10.20(i)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan.*

Exhibit Number	Exhibit Title
10.21(j)	Agreement and Plan of Merger and Reorganization by and among DG FastChannel, Inc., Point.360 and New360 dated April 16, 2007.
10.22(k)	Agreement and Plan of Merger among DG FastChannel, Inc., DG Acquisition Corp. V, Pathfire, Inc. and PFire Escrow, Inc. dated April 24, 2007.
10.23(l)	Asset Purchase Agreement by and among DG FastChannel, Inc., DGFC Acquisition Corp. V, GTN, Inc. and Douglas M. Cheek dated June 13, 2007.
10.24(m)	Credit Agreement among DG FastChannel, Inc., Bank of Montreal, as administrative agent, guarantors and lenders dated August 9, 2007.
10.25(n)	Asset Purchase Agreement among Level 3 Communications, LLC, Vyvx, LLC, Wiltel Communications, LLC and DG FastChannel, Inc. dated December 18, 2007.
10.26(0)	Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated May 7, 2008.
10.27(p)	Amendment No. 1 to Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated September 4, 2008.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
23.2**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signature Page).
31.1**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2**	Rule 13a-14(a)/15d-14(a) Certifications.
32.1**	Section 1350 Certifications.

(a)
Incorporated by reference to exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed March 27, 2003.

(b)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Quarterly Report on Form 10-Q filed November 14, 2006.

(c)
Incorporated by reference to the exhibit bearing the same title filed with Registrant's Current Report on Form 8-K filed April 13, 2007.

(d)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Registration Statement on Form S-1 (Registration No. 33-80203).

(e)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Annual Report on Form 10-K filed March 29, 1999.

(f)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed on January 8, 2009.

(g)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed October 3, 2008.

(h)
Incorporated by reference to the exhibit bearing the same title filed with the registrant's Annual Report on Form 10-K filed March 28, 2006.

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

(p)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K/A filed May 12, 2008.

(q)
Incorporated by reference to the exhibit bearing the same title filed with registrant's Current Report on Form 8-K filed September 5, 2008.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.