Form 10-Q
period 2009-03-31
DG FastChannel, Inc
filed 2009-05-11
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of April 30, 2009, the Registrant had 20,892,785 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “believes,” “plans,” “projects, “ “estimates,” “expects,” “future,” “intends,” “will” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission.

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$10,793	$17,180
Accounts receivable (less allowances of $2,198 in 2009 and $2,329 in 2008)	36,952	42,971
Deferred income taxes	1,530	1,530
Other current assets	2,024	1,849
Total current assets	51,299	63,530
Property and equipment, net	37,684	37,980
Goodwill	246,911	246,734
Deferred income taxes, net	5,622	6,247
Intangible assets, net	112,056	115,035
Other noncurrent assets	5,780	4,274
TOTAL ASSETS	$459,352	$473,800

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$4,854	$13,005
Accrued liabilities	9,438	9,393
Deferred revenue	2,283	2,124
Current portion of long-term debt	30,672	18,152
Total current liabilities	47,247	42,674
Deferred revenue, net of current portion	461	360
Long-term debt, net of current portion	134,090	154,985
Other non-current liabilities	5,585	6,263
TOTAL LIABILITIES	187,383	204,282

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value–Authorized 15,000 shares; issued and outstanding–none	—	—
Common stock, $0.001 par value–Authorized 200,000 shares; 20,945 issued and 20,889 outstanding at March 31, 2009; 20,930 issued and 20,874 outstanding at December 31, 2008	21	21
Additional capital	438,818	437,979
Accumulated deficit	(164,273)	(165,866)
Accumulated other comprehensive loss	(1,744)	(1,763)
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	271,969	269,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,352	$473,800

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Video and audio content distribution	$38,184	$27,755
Other	3,228	1,462
Total revenues	41,412	29,217
Cost of revenues (exclusive of depreciation and amortization shown below):
Video and audio content distribution	16,890	11,515
Other	1,809	150
Total cost of revenues	18,699	11,665
Operating expenses:
Sales and marketing	2,584	1,799
Research and development	1,110	1,138
General and administrative	6,072	4,188
Depreciation and amortization	6,273	3,291
Total operating expenses	16,039	10,416
Income from operations	6,674	7,136
Other (income) expense:
Interest expense	4,008	887
Unrealized loss on derivative warrant investment	—	1,093
Interest and other income, net	(35)	(124)
Income before income taxes	2,701	5,280
Provision for income taxes	1,108	2,113
Net income	$1,593	$3,167

Basic earnings per common share	$0.07	$0.18

Diluted earnings per common share	$0.07	$0.17

Weighted average common shares outstanding:
Basic	20,888	17,906
Diluted	21,264	18,432

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2008	20,930	$21	(56)	$(853)	$437,979	$(1,763)	$(165,866)	$269,518
Common stock issued on exercise of stock options	2	—	—	—	20	—	—	20
Common stock issued in connection with earnout related to Enliven acquisition	8	—	—	—	—	—	—	—
Adjustment to Enliven estimated earnout	—	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock purchase plan	5	—	—	—	57	—	—	57
Share-based compensation	—	—	—	—	1,144	—	—	1,144
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(26)	—	(26)
Unrealized gain on interest rate swaps (net of tax expense of $30)	—	—	—	—	—	45	—	45
Net income	—	—	—	—	—	—	1,593	1,593
Total comprehensive income								1,612
Balance at March 31, 2009	20,945	$21	(56)	$(853)	$438,818	$(1,744)	$(164,273)	$271,969

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,593	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,294	1,936
Amortization of intangibles	2,979	1,355
Unrealized loss on derivative warrant investment	—	1,093
Deferred income taxes	594	1,497
Provision for doubtful accounts	(26)	87
Share-based compensation	1,144	121
Changes in operating assets and liabilities
Accounts receivable	6,045	2,397
Other assets	561	(1,524)
Accounts payable and accrued liabilities	(9,268)	(3,244)
Deferred revenue	260	164
Net cash provided by operating activities	7,176	7,049

Cash flows from investing activities:
Purchases of property and equipment	(926)	(541)
Capitalized costs of developing software	(2,077)	(1,100)
Net cash used in investing activities	(3,003)	(1,641)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	77	47
Borrowings under long-term debt, net of costs of financing	57,764	63,271
Repayments of long-term debt	(68,375)	(44,775)
Net cash provided by (used in) financing activities	(10,534)	18,543

Effect of exchange rate changes on cash and cash equivalents	(26)	2
Net increase (decrease) in cash and cash equivalents	(6,387)	23,953
Cash and cash equivalents at beginning of period	17,180	10,101
Cash and cash equivalents at end of period	$10,793	$34,054

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,104	$1,036
Cash paid for income taxes	$525	$88

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The Company

DG FastChannel, Inc. and subsidiaries (the “Company”) is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets.  The Company operates three nationwide digital networks out of its Network Operation Centers (“NOCs”) located in Irving, Texas; Atlanta, Georgia and New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 television, radio, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada and Europe.  We also offer a variety of other ancillary products and services to the advertising industry.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Revenues presented in the financial statements are net of sales taxes collected.

The Company’s business is seasonal as a large portion of its revenues follow the advertising patterns of its customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, the Company’s revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

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

Recent Accounting Standards and Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target.  Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred.  SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting.  SFAS 141(R) amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS 141(R) became effective for the Company on January 1, 2009.  The adoption of SFAS 141(R) did not have a significant impact, and its future impact will be dependent upon the specific terms of future business combinations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”).  The statement amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 became effective for the Company on January 1, 2009.  The adoption of SFAS 161 required the Company to expand its disclosures regarding derivative instruments, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  FSP EITF 03-6-1 became effective for the Company on January 1, 2009.  The Company’s restricted stock grants are deemed to be participating securities since they contain rights to nonforfeitable dividends and therefore are included in the computation of EPS under the two-class method.  Under the two-class method required by FSP EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.  FSP EITF 03-6-1 requires retrospective application for periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of this FSP did not result in a change to the previously reported basic EPS and diluted EPS for the three months ended March 31, 2008.  See Note 6.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

•                  FSP SFAS 157-4,   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•                  FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•                  FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009.  We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

2.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  Effective January 1, 2009, we adopted SFAS 157-2 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities.  These include goodwill other nonamortizable intangible assets.

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

As of March 31, 2009, the Company had the following assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$8,200	$—	$—	$8,200

Liabilities:
Interest rate swaps (see Note 4)	$—	$(2,873)	$—	$(2,873)

3.  ACQUISITION RELATED EXIT COSTS

 In connection with the Vyvx and Enliven acquisitions, the Company recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of exit costs from December 31, 2008 to March 31, 2009 (in millions):

	Total Amount Expected to be Incurred	Less Cash Payments Through December 31, 2008	Balance at December 31, 2008	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at March 31, 2009
Vyvx
Office closures	$3.3	$(0.1)	$3.2	$—	$(0.1)	$3.1
Employee severance	0.1	—	0.1	—	(0.1)	—
Enliven:
Employee severance	1.4	(1.3)	0.1	—	(0.1)	—
Unfavorable contract	0.5	—	0.5	—	—	0.5

Total	$5.3	$(1.4)	$3.9	$—	$(0.3)	$3.6

The Company is currently seeking to negotiate lease buyouts or enter into a sublease arrangement with respect to certain office leases it plans to vacate.  The Vyvx purchase accounting period ended in March 2009.  The Company is in the process of finalizing the Enliven purchase price allocation related to exit costs, intangible asset valuations and the Internal Revenue Code section 382 study.

 4.  LONG-TERM DEBT

Long-term debt as of March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008

Term loans	$95,137	$58,387
Acquisition loans	49,625	49,750
Revolving credit facility	20,000	—
Bridge loan	—	65,000
Subtotal	164,762	173,137
Less current portion	(30,672)	(18,152)

Long-term portion	$134,090	$154,985

Senior Credit Facility

In March 2008, the Company entered into a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  In March 2009, the Senior Credit Facility was amended to permit $40 million of additional Term Loan borrowings.  The Senior Credit Facility, as amended, permits borrowings up to (i) $95 million of Term Loans, (ii) $50 million of Acquisition Loans, and (iii) $30 million of Revolving Loans.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At March 31, 2009 and December 31, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average interest rate of 6.5% and 6.3%, respectively, excluding the amortization of fees and expenses.

Bridge Loan

In June 2008, the Company entered into a two-year $65 million subordinated unsecured term loan (the “Bridge Loan”) with Bank of Montreal (“BMO”).  The Bridge Loan initially bore interest at 11.0% per annum, and increased 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%.  The Bridge Loan was estimated to have a periodic interest cost of 13.3% per annum based upon the expected term of one-year, excluding the amortization of fees and expenses.

In March 2009, the Company used (i) $40 million of additional Term Loan borrowings, (ii) $20 million of Revolving Loan borrowings and (iii) $5 million of cash on hand, to retire the Bridge Loan.

Maturity Dates, Principal Payments, Covenants and Other Terms

The Term Loans, as amended, mature in March 2013 and require (i) quarterly principal payments of $5.25 million and (ii) an excess cash flow (“ECF”) principal payment.  The Acquisition Loans mature in March 2014 and have (i) scheduled quarterly principal payments of $0.1 million and (ii) an ECF principal payment.  In the aggregate, the ECF principal payment provisions are currently estimated to require an $8.7 million payment in March 2010.  The Revolving Loans mature in March 2013 and permit reborrowings, whereas the Term Loans and the Acquisition Loans do not.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default.  The Senior Credit Facility is guaranteed by all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s assets.  As of March 31, 2009, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility.

Previous Credit Facility

Prior to entering into the Senior Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by BMO.  That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility.  Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).  Borrowings under that credit facility bore interest at a weighted average interest rate of 6.2% during the first quarter of 2008 prior to being paid off in March 2008.

Interest Rate Swaps

In May and July 2008, the Company entered into three-year interest rate swap agreements (“Swaps”) with certain of its lenders for an aggregate notional amount of $57.5 million, which were designated as hedging instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  As of March 31, 2009 and December 31, 2008 the Swaps were determined to be highly effective and the change in the fair value of the Swaps was recorded in accumulated other comprehensive income (“AOCI”). The Company expects $1.1 million recorded in AOCI as of March 31, 2009 related to the Swaps to be reclassified into earnings in the next twelve months.

Borrowings under the Senior Credit Facility bear interest at variable rates.  The Company’s objective of entering into the Swaps was to reduce the risk associated with these variable rates.  The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $57.5 million of borrowing under the Senior Credit Facility.  The Swaps have been designated and qualify as cash flow hedging instruments under SFAS 133.  At each balance sheet date, the fair values of the Swaps are recorded on the balance sheet (i.e., other non-current liabilities) with the offsetting entry recorded in AOCI to the extent the hedges are highly effective.  Any ineffectiveness is recorded in the statement of income.  During the three months ended March 31, 2009 no amounts have been recorded in the statement of income as a result of ineffectiveness.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  At March 31, 2009, no such amounts were offset.

The Company’s Swaps are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Notional amounts	$57,500	$57,500
Weighted average pay rates	8.37%	6.37%
Weighted average receive rates	5.94%	5.47%
Weighted average maturity (in years)	2.17	2.42
Fair value of interest rate swaps recorded in other non-current liabilities	$2,873	$2,948

Below is a summary of the amounts of gains or losses related to derivative instruments qualifying as hedging relationships under SFAS 133 during the periods ended March 31, 2009 and 2008 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging	Amount of Gain or (Loss) recognized in AOCI on derivative (Effective Portion) Three Months Ended		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Effectiveness Testing)	2009	2008

Interest rate swaps	$75	$—	Interest expense	$(279)	$—	Interest expense	$—	$—

5.  SHARE-BASED COMPENSATION

The Company issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Number of options granted	2,000	10,000
Grant date fair value of options granted (in thousands)	$16	$126
Weighted average exercise price of options granted	$13.52	$19.46
Volatility (1)	61%	70%
Risk free interest rate (2)	2.0%	2.5%
Expected term (years) (3) (4)	6.3	6.3
Expected annual dividends	None	None

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

The Company recognized approximately $1.1 million and $0.1 million in share-based compensation expense during the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 the total compensation costs related to non-vested awards not yet recognized was approximately $10.8 million which will be recognized as expense over the next four years.

6.  EARNINGS PER SHARE

As discussed in Note 1, FSP EITF 03-6-1 became effective for the Company on January 1, 2009.  Under FSP EITF 03-6-1 unvested share-based payment awards that contain nonforfeitable rights to dividends, such as the Company’s restricted stock, are considered participating securities for purposes of calculating EPS.  Under the two-class method required by FSP EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock as shown in the table below.  FSP EITF 03-6-1 requires retrospective application to periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of this FSP had the effect of reducing basic EPS for the three months ended March 31, 2009 by $0.01.  The adoption did not change basic EPS for the three months ended March 31, 2008, or diluted EPS for the three months ended March 31, 2009 or 2008.

EPS data for the three months ended March 31, 2009 and 2008, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income	$1,593	$3,167
Less net income allocated to unvested share awards	(27)	(2)
Net income attributable to common shares	$1,566	$3,165

Weighted average common shares outstanding - basic	20,888	17,906
Potentially dilutive stock options and warrants	376	526
Weighted average common shares outstanding — diluted	21,264	18,432

Basic earnings per common share	$0.07	$0.18
Diluted earnings per common share	$0.07	$0.17

Antidilutive securities not included:
Options and warrants	921	167

In connection with the Enliven acquisition, the Company assumed an earnout contract whereby it may be required to issue up to 0.1 million shares of its common stock depending on the operating results of Springbox during 2009.

7.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$1,593	$3,167
Unrealized gain on interest rate swaps, net of tax expense of $30	45	—
Currency translation adjustment	(26)	2
Unrealized loss on long-term investment, net of tax benefit of $1,934	—	(2,903)

Total comprehensive income	$1,612	$266

8.  SEGMENT INFORMATION

The Company’s two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other.  The all other segment includes creative research services (i.e., SourceEcreative) and internet marketing services (i.e., Springbox). The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three Months Ended March 31,
	2009			2008
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$38,184	$3,228	$41,412	$27,755	$1,462	$29,217
Depreciation and amortization	6,169	104	6,273	3,246	45	3,291
Income from operations	6,121	553	6,674	6,471	665	7,136
Total assets (a)	443,057	16,295	459,352	265,703	4,723	270,426

(a)          Excludes intercompany receivables, which have been eliminated in consolidation.

9.  PRO FORMA INFORMATION

The following pro forma information presents the Company’s results for the three months ended March 31, 2008 as if the Enliven and Vyvx transactions had occurred as of January 1, 2008 (in thousands, except per share amounts).  Actual amounts are provided for reference.

	Three Months Ended March 31, 2008
	As Reported	Pro Forma
Revenue	$29,217	$43,023
Net income	3,167	568

Basic earnings per common share	0.18	0.03
Diluted earnings per common share	0.17	0.03

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements.”

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “future,” “intends,” “will,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

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

•                  the potential need for additional capital to fund our technology development programs; and

•                  other factors discussed elsewhere herein under the heading “Risk Factors.”

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements,  syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters, online publishers and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, the increasing trend towards delivering high definition data files, and the continued transition from analog to digital broadcast signal transmission.

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy we have recently completed the following transactions:

Merger with Enliven

•                  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation’s (“Enliven”) common stock we did not previously own in exchange for 2.9 million shares of our common stock.  In the aggregate, including shares of Enliven previously held and an estimated 0.1 million shares that will be issued related to a preacquisition earnout, the total purchase price is estimated to be approximately $75 million.  Enliven has two principal operating units, Unicast Communications Corp. (“Unicast”) and Springbox Ltd. (“Springbox”). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm.

Purchase of Vyvx

•                  On June 5, 2008, we completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business (“Vyvx”), including its distribution, post-production and related operations, from Level 3 Communications, Inc. (“Level 3”).  Vyvx operated an advertising services and distribution business similar to our video and audio content distribution business.  The acquisition was completed pursuant to an asset purchase agreement among Level 3, certain affiliates of Level 3 and us for a purchase price of approximately $135 million in cash.

The Company’s business is seasonal as a large portion of its revenues follow the advertising patterns of its customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, the Company’s revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

The following table sets forth certain historical financial data (in thousands, except percentages).

			% Change	As a % of Revenue
	Three Months Ended		2009	Three Months Ended
	March 31,		vs.	March 31,
	2009	2008	2008	2009	2008
Revenues	$41,412	$29,217	42%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	18,699	11,665	60	45.2	39.9
Sales and marketing	2,584	1,799	44	6.2	6.2
Research and development	1,110	1,138	(2)	2.7	3.9
General and administrative	6,072	4,188	45	14.7	14.3
Depreciation and amortization	6,273	3,291	91	15.1	11.3
Total costs and expenses	34,738	22,081	57	83.9	75.6

Income from operations	6,674	7,136	(6)	16.1	24.4

Other (income) expense:
Interest expense	4,008	887	352	9.7	3.0
Unrealized loss on derivative warrant	—	1,093		—	3.7
Interest income and other	(35)	(124)	(72)	(0.1)	(0.4)

Income before income taxes	2,701	5,280	(49)	6.5	18.1
Provision for income taxes	1,108	2,113	(48)	2.7	7.3

Net income	$1,593	$3,167	(50)	3.8	10.8

(a)          Excludes depreciation and amortization.

Revenues.     For the three months ended March 31, 2009, revenues increased $12.2 million, or 42%, as compared to the same period in the prior year.  The increases were $10.4 million and $1.8 million from the Video and Audio Content Distribution and the Other segments, respectively. The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $7.2 million increase in total HD revenue ($10.9 million in 2009 vs. $3.7 million in 2008), (ii) incremental non-HD revenues from the June 2008 acquisition of Vyvx, and (iii) $2.4 million in revenue from the October 2008 acquisition of Unicast, partially offset by (iv) a decrease in the number of deliveries on the Company’s legacy business (i.e., excluding Vyvx and Enliven) and (v) a $1.1 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections.  The $1.8 million increase in the Other segment relates to the addition of Springbox (acquired with Unicast in October 2008).

Cost of Revenues.     For the three months ended March 31, 2009, cost of revenues increased $7.0 million, or 60%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 45.2% in the current period as compared to 39.9% in the same period in the prior year.  The increase, on a percentage basis, was primarily attributable to (i) duplicative infrastructure costs associated with the acquisition of Vyvx  and (ii) the inclusion of Springbox in the Company’s results as Springbox has much lower gross profit margins than the remainder of the Company.  The Company anticipated its acquisition of Vyvx would increase its cost of revenues on a percentage basis for a period of time prior to fully implementing planned cost synergies.  In March 2009, the Company successfully completed the transition of all the former Vyvx customers over to its Irving, Texas network operations center (“NOC”) and eliminated quaterly costs of $0.6 million associated with the former Vyvx NOC in Tulsa, Oklahoma.

Sales and Marketing.     For the three months ended March 31, 2009, sales and marketing expense increased $0.8 million, or 44%, as compared to the same period in the prior year.  The increase was attributable to the addition of Unicast.  Sales and marketing efficiencies gained, on a percentage basis, from the acquisition of Vyvx were offset by increases in costs associated with Unicast.

Research and Development.     For the three months ended March 31, 2009, research and development costs were substantially the same as compared to the same period in the prior year.  A $0.5 million increase in research and development costs associated with Unicast was offset by capitalizing certain costs related to software development.

General and Administrative.     For the three months ended March 31, 2009, general and administrative expense increased $1.9 million, or 45%, as compared to the same period in the prior year.  The increase was primarily attributable to higher stock-based compensation ($1.0 million) and the inclusion of Unicast and Springbox ($0.7 million) in the Company’s consolidated results.

Depreciation and Amortization.     For the three months ended March 31, 2009, depreciation and amortization expense increased $3.0 million, or 91%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) amortization of certain intangible assets acquired in the Vyvx and Enliven transactions ($1.6 million), (ii) greater amounts of depreciation associated with (a) the increase in machinery and network equipment ($0.6 million) and (b) the shortening of machinery and network equipment depreciable lives in the fourth quarter 2008 ($0.2 million), and (iii) more amortization ($0.5 million) associated with the increase in capitalized software.

Interest Expense.     For the three months ended March 31, 2009, interest expense increased $3.1 million as compared to the same period in the prior year.  The increase was due to (i) increased borrowings and amortization of loan fees in connection with the acquisition of Vyvx, and (ii) a higher weighted average interest rate during the current period.  Our weighted average interest rate increased as a result of borrowing $65 million under the Bridge Loan facility in connection with funding the Vyvx acquisition in June 2008.  Based on the expected term of the Bridge Loan facility we accrued interest at an annual effective rate of 13.3% (excluding the amortization of fees and expenses).  The Bridge Loan facility was refinanced in March 2009 with proceeds from (i) a $40 million increase in the Term Loans, (ii) $20 million of borrowings under the Revolving Loans and (iii) cash on hand.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 6.5% at March 31, 2009 vs. 9.0% at December 31, 2008.

Unrealized Loss on Derivative Warrant.     For the three months ended March 31, 2008, the fair value of the Company’s Enliven warrant decreased by $1.1 million.  The warrant had met the definition of a derivative instrument which requires changes in the fair value of the warrant to be recorded in the statement of income.  In connection with the October 2008 acquisition of Enliven, the Company’s Enliven warrant was effectively canceled.

Interest Income and Other.     For the three months ended March 31, 2009 and 2008, interest income and other was $0.0 million and $0.1 million, respectively.  Interest income represents earnings from the investment of cash on hand.

Provision for Income Taxes.     For the three months ended March 31, 2009 and 2008 the provision for income taxes was 41% and 40%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% for the 2009 period and 34% for the 2008 period, as a result of state income taxes and certain non-deductible expenses.  The Company expects its taxable income (before the utilization of net operating loss carryforwards) to remain at levels which will result in an overall 35% federal income tax rate.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$10,793	$17,180
Accounts receivable, net	36,952	42,971
Property and equipment, net	37,684	37,980
Deferred income taxes, net	7,152	7,777
Goodwill and intangible assets, net	358,967	361,769

Liabilities:
Accounts payable and accrued liabilities	14,292	22,398
Debt	164,762	173,137

Stockholders’ equity	271,969	269,518

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The decrease in cash and cash equivalents primarily relates to cash used in connection with refinancing the Bridge Loan in March 2009.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 80 days and 76 days as of March 31, 2009 and December 31, 2008, respectively.  Days sales outstanding were higher at March 31, 2009 due to increased accounts receivable resulting from higher revenues in the last month of the quarter.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  For the three months ended March 31, 2009 and 2008, purchases of property and equipment were $0.9 million and $0.5 million and capitalized costs of developing software were $2.1 million and $1.1 million, respectively.

Goodwill and intangible assets decreased slightly from December 31, 2008 as a result of amortization of intangible assets, partially offset by nominal increases to goodwill related to the Enliven acquisition.

Accounts payable and accrued liabilities decreased $8.1 million during the three months ended March 31, 2009.  The decrease relates primarily to (i) the timing of when certain payments are made and (ii) paying certain liabilities incurred in connection with the purchase of Vyvx.

Debt decreased $8.4 million during the three months ended March 31, 2009 as a result of the Company (i) using $5.0 million of cash on hand to retire a portion of the Bridge Loan in connection with its refinancing in March 2009 and (ii) making scheduled principal payments of $3.4 million under the Senior Credit Facility.

Stockholders’ equity increased $2.5 million during the three months ended March 31, 2009.  The increase relates primarily to reporting net income of $1.6 million and recording stock compensation of $1.1 million, partially offset by an adjustment to the Enliven purchase accounting.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$1,593	$3,167
Depreciation and amortization	6,273	3,291
Unrealized loss on derivative warrant investment	—	1,093
Deferred income taxes and other	1,712	1,705
Changes in operating assets and liabilities, net	(2,402)	(2,207)
Total	7,176	7,049

Investing activities:
Purchases of property and equipment	(926)	(541)
Capitalized costs of developing software	(2,077)	(1,100)
Total	(3,003)	(1,641)

Financing activities:
Borrowings (repayments) of debt, net	(10,611)	18,496
Other	77	47
Total	(10,534)	18,543

Effect of exchange rate changes on cash	(26)	2

Net increase (decrease) in cash and cash equivalents	$(6,387)	$23,953

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

For the three months ended March 31, 2009, the Company generated $7.2 million from operating activities. This cash was used to repay a portion of the Company’s debt, develop internally used software and purchase property and equipment.

At March 31, 2009, the Company had a $175 million Senior Credit Facility of which $10 million was available for additional borrowings.  See Note 4 of the Consolidated Financial Statements.

The Company expects to use cash in connection with (i) scheduled payments under its existing debt obligations, (ii) the organic growth of its business, and (iii) the purchase of property and equipment in the normal course.  Further, the Company may use its cash in connection with the acquisition of similar and/or ancillary businesses.

As of March 31, 2009, the Company’s sources of liquidity included (i) $10.8 million of cash on hand, (ii) $10.0 million of availability under the Senior Credit Facility, and (iii) the potential issuance of additional debt and/or equity.  In addition, the Company has an effective shelf registration statement on file with the SEC for the issuance of (i) up to 3.5 million shares of its common stock and (ii) up to $25 million of preferred stock.  Accordingly, as long as the registration statement remains effective, the Company can sell shares of its common and preferred stock in the market up to the limits specified in the registration statement.

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

Foreign Currency Exchange Risk

The Company provides limited services to entities located outside the United States and, therefore, believes the risk that changes in exchange rates will have a material adverse impact on its results of operations is remote.  Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

The Company issued variable-rate debt that, as of March 31, 2009, had an outstanding balance of $164.8 million.  Of that amount, the Company entered into three-year interest rate swap agreements with certain financial institutions for $57.5 million.  With respect to the portion of the Company’s variable-rate obligations outstanding at March 31, 2009 that is not subject to an interest rate swap agreement (i.e., $107.3 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.3 million.  These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year.  Conversely, since almost all of the Company’s cash balances ($10.8 million at March 31, 2009) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

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

Changes in Internal Control over Financial Reporting

During the first quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report on Form 10-K for the year ended December 31, 2008 and (ii) Form S-3/A Amendment No. 3 filed with the Securities and Exchange Commission on March 10, 2009 and declared effective March 31, 2009, under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: May 11, 2009	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)