Form 10-Q
period 2009-06-30
DG FastChannel, Inc
filed 2009-08-07
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the Registrant had 23,778,292 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “may,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “expects,” “future,” “intends,” “will” and similar expressions are used to identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission.

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$21,490	$17,180
Accounts receivable (less allowances of $2,340 in 2009 and $2,329 in 2008)	36,726	42,971
Deferred income taxes	1,530	1,530
Other current assets	2,487	1,849
Total current assets	62,233	63,530
Property and equipment, net	37,315	37,980
Goodwill	247,312	246,734
Deferred income taxes, net of current portion	3,027	6,247
Intangible assets, net	108,375	115,035
Other noncurrent assets	5,423	4,274
TOTAL ASSETS	$463,685	$473,800

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$4,804	$13,005
Accrued liabilities	8,381	9,393
Deferred revenue	2,484	2,124
Current portion of long-term debt	21,500	18,152
Total current liabilities	37,169	42,674
Deferred revenue, net of current portion	252	360
Long-term debt, net of current portion	91,712	154,985
Other noncurrent liabilities	5,002	6,263
TOTAL LIABILITIES	134,135	204,282

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value–Authorized 15,000 shares; issued and outstanding–none	—	—
Common stock, $0.001 par value–Authorized 200,000 shares; 23,831 issued and 23,775 outstanding at June 30, 2009; 20,930 issued and 20,874 outstanding at December 31, 2008	24	21
Additional capital	492,549	437,979
Accumulated deficit	(160,686)	(165,866)
Accumulated other comprehensive loss	(1,484)	(1,763)
Treasury stock, at cost	(853)	(853)
TOTAL STOCKHOLDERS’ EQUITY	329,550	269,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$463,685	$473,800

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Video and audio content distribution	$40,677	$32,943	$78,860	$60,698
Other	3,046	1,509	6,275	2,971
Total revenues	43,723	34,452	85,135	63,669
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	15,875	14,001	32,765	25,517
Other	1,488	142	3,297	291
Total cost of revenues	17,363	14,143	36,062	25,808
Operating expenses:
Sales and marketing	3,264	1,957	5,848	3,756
Research and development	975	640	2,085	1,778
General and administrative	6,429	4,821	12,501	9,009
Depreciation and amortization	6,361	4,408	12,634	7,700
Total operating expenses	17,029	11,826	33,068	22,243
Income from operations	9,331	8,483	16,005	15,618
Other (income) expense:
Interest expense	3,116	2,054	7,124	2,942
Unrealized (gain) loss on derivative warrant investment	—	(273)	—	820
Interest income and other, net	134	(209)	99	(334)
Income before taxes from continuing operations	6,081	6,911	8,782	12,190
Provision for income taxes	2,494	2,763	3,602	4,875
Net income	$3,587	$4,148	$5,180	$7,315

Basic earnings per common share	$0.16	$0.23	$0.24	$0.41

Diluted earnings per common share	$0.16	$0.23	$0.23	$0.40

Weighted average common shares outstanding:
Basic	21,588	17,916	21,238	17,913
Diluted	22,100	18,389	21,682	18,410

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2008	20,930	$21	(56)	$(853)	$437,979	$(1,763)	$(165,866)	$269,518
Common stock issued in equity offering (net of direct costs)	2,875	3	—	—	52,484	—	—	52,487
Common stock issued on exercise of stock options and warrants	13	—	—	—	114	—	—	114
Common stock issued in connection with earnout related to Enliven acquisition	8	—	—	—	—	—	—	—
Adjustment to Enliven estimated earnout	—	—	—	—	(382)	—	—	(382)
Issuance of common stock under employee stock purchase plan	5	—	—	—	56	—	—	56
Share-based compensation	—	—	—	—	2,298	—	—	2,298
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(22)	—	(22)
Unrealized gain on interest rate swaps (net of tax expense of $201)	—	—	—	—	—	301	—	301
Net income	—	—	—	—	—	—	5,180	5,180
Total comprehensive income								5,459
Balance at June 30, 2009	23,831	$24	(56)	$(853)	$492,549	$(1,484)	$(160,686)	$329,550

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,180	$7,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	6,774	4,535
Amortization of intangibles	5,860	3,165
Unrealized loss on derivative warrant investment	—	820
Deferred income taxes	3,018	3,654
Provision for doubtful accounts	437	211
Share-based compensation	2,298	261
Loss on disposal of property and equipment	26	(3)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	5,808	(343)
Other assets	449	(481)
Accounts payable and other liabilities	(10,133)	3,573
Deferred revenue	252	172
Net cash provided by operating activities	19,969	22,879

Cash flows from investing activities:
Purchases of property and equipment	(2,151)	(3,820)
Capitalized costs of developing software	(3,983)	(2,723)
Proceeds from sale of property and equipment	—	8
Acquisition, net of cash acquired	—	(132,922)
Net cash used in investing activities	(6,134)	(139,457)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	52,657	121
Borrowings under long-term debt, net of costs of financing	57,764	178,264
Repayments of long-term debt	(119,925)	(44,888)
Net cash provided by (used in) financing activities	(9,504)	133,497

Effect of exchange rate changes on cash and cash equivalents	(21)	(3)
Net increase in cash and cash equivalents	4,310	16,916
Cash and cash equivalents at beginning of period	17,180	10,101

Cash and cash equivalents at end of period	$21,490	$27,017

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,301	$2,276
Cash paid for income taxes	$595	$536

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The Company

DG FastChannel, Inc. and subsidiaries (the “Company”) is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets.  The Company operates three nationwide digital networks out of its Network Operation Centers (“NOCs”) located in Irving, Texas; Atlanta, Georgia and New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 21,000 television, radio, cable, network and print publishing destinations and over 5,000 online publishers.  The Company also offers a variety of other ancillary products and services to the advertising industry.

Basis of Presentation

The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the Company’s financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Revenues presented in the financial statements are net of sales taxes collected.

The Company’s business is seasonal, as a large portion of its revenues follow the advertising patterns of its customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, the Company’s revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 7, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, intangible assets, office closure exit costs and income taxes.  The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Recent Accounting Standards and Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target.  Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred.  SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development valued in purchase accounting.  SFAS 141(R) amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS 141(R) became effective for the Company on January 1, 2009.  The adoption of SFAS 141(R) did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, and its future impact will be dependent upon the specific terms of future business combinations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  The statement amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 became effective for the Company on January 1, 2009.  The adoption of SFAS 161 required the Company to expand its disclosures regarding derivative instruments, but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 4.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  FSP EITF 03-6-1 became effective for the Company on January 1, 2009.  The Company’s restricted stock grants are deemed to be participating securities since they contain rights to nonforfeitable dividends and therefore are included in the computation of EPS under the two-class method.  Under the two-class method required by FSP EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.  FSP EITF 03-6-1 requires retrospective application for periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of this FSP did not result in a change to the previously reported basic and diluted EPS for the three and six months ended June 30, 2008.  See Note 6.

In April 2009, the FASB simultaneously issued the following three FSPs:

•                  FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•                  FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

•                  FSP SFAS 157-4,   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

The adoption of these FSP’s did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  The Adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The table below sets forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2009.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at June 30, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Interest rate swaps (see Note 4)	$—	$50	$—	$50

Liabilities:
Interest rate swaps (see Note 4)	$—	$2,496	$—	$2,496

The fair value of the Company’s long-term debt (see Note 4) at June 30, 2009 and December 31, 2008 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, the credit facilities, (ii) the variable rate nature of the Senior Credit Facility and (iii) the spreads charged on the loans fluctuating with the creditworthiness of the Company as determined by the total leverage ratio.

3.  ACQUISITION RELATED EXIT COSTS

In connection with the Vyvx advertising services business and Enliven Marketing Technologies Corporation (“Enliven”) acquisitions, the Company recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from December 31, 2008 to June 30, 2009 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2008	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at June 30, 2009
Vyvx
Office closures	$3,298	$(124)	$3,174	$—	$(219)	$2,955
Employee severance	111	(29)	82	121	(170)	33
Enliven:
Employee severance	1,392	(1,263)	129	—	(129)	—
Unfavorable contract	502	10	512	—	(21)	491

Total	$5,303	$(1,406)	$3,897	$121	$(539)	$3,479

At June 30, 2009, $2,252 and $1,227 of such amounts were included in other noncurrent liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2008, $2,881 and $1,016 of such amounts were included in other noncurrent liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

The Company is currently seeking to negotiate lease buyouts or enter into a sublease arrangement with respect to certain office leases it has or plans to vacate.  The Company is in the process of finalizing the Enliven purchase price allocation related to an Internal Revenue Code section 382 study, which determines the amount of historical net operating loss carryforwards that will be available to the company to offset future taxable income.

4.  LONG-TERM DEBT

Long-term debt as of June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Term loans	$72,670	$58,387
Acquisition loans	40,542	49,750
Revolving credit facility	—	—
Bridge loan	—	65,000
Subtotal	113,212	173,137
Less current portion	(21,500)	(18,152)

Long-term portion	$91,712	$154,985

Senior Credit Facility

In March 2008, the Company entered into a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings.  In June 2009 the Company issued 2.9 million shares of its common stock in a public equity offering that raised $52 million.  Substantially all of the proceeds were used to reduce borrowings under the Senior Credit Facility.  The Senior Credit Facility, as amended, contains term loans, acquisition loans and a $30 million revolving credit facility.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At June 30, 2009 and December 31, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 7.2% and 6.3%, respectively, excluding the amortization of fees and expenses.

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

Maturity Dates, Principal Payments, Covenants and Other Terms

The term loans, as amended, mature in March 2013 and require quarterly principal payments of $5.25 million and, depending on the total leverage ratio (as defined), may require an excess cash flow (“ECF”) principal payment.  The acquisition loans mature in March 2014 and have scheduled quarterly principal payments of $0.1 million and, depending on the total leverage ratio, may require an ECF principal payment.  Currently, the Company does not expect it will be required to make an ECF principal payment since its total leverage ratio is expected to be below a specified threshold.  The revolving loans mature in March 2013 and permit reborrowings, whereas the term loans and the acquisition loans do not.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default.  The Senior Credit Facility is guaranteed by all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s assets.  As of June 30, 2009, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility.

Previous Credit Facility

Prior to entering into the Senior Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by BMO.  That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility.  Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).  Borrowings under that credit facility bore interest at a weighted average annaul interest rate of 6.2% during the first quarter of 2008 prior to being paid off in March 2008.

Interest Rate Swaps

During 2008 and 2009 the Company entered into interest rate swap agreements (“Swaps”) with certain of its lenders which were designated and qualify as hedging instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  As of June 30, 2009 and December 31, 2008 the Swaps were determined to be highly effective and the change in the fair value of the Swaps was recorded in accumulated other comprehensive income (“AOCI”).  The Company expects $1.3 million recorded in AOCI related to the Swaps as of June 30, 2009 to be reclassified into earnings in the next twelve months.

Borrowings under the Senior Credit Facility bear interest at variable rates.  The Company’s objective of entering into the Swaps was to reduce the risk associated with these variable rates.  The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $87.5 million of borrowings under the Senior Credit Facility.  At each balance sheet date, the fair values of the Swaps are recorded on the balance sheet at fair value with the offsetting entry recorded in AOCI to the extent the hedges are highly effective.  Any ineffectiveness is recorded in the statement of income.  During the three and six months ended June 30, 2009, no amounts have been recorded in the statement of income as a result of ineffectiveness.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  At June 30, 2009, no such amounts were offset.

The Company’s Swaps are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Notional amounts	$87,500	$57,500
Weighted average pay rates	7.56%	6.37%
Weighted average receive rates	5.33%	5.47%
Weighted average maturity (in years)	2.01	2.42
Fair value of interest rate swaps recorded in other noncurrent assets	$50	$—
Fair value of interest rate swaps recorded in other noncurrent liabilities	$2,496	$2,948

Below is a summary of the amounts of gains or losses related to derivative instruments qualifying as hedging relationships under SFAS 133 during the three and six months ended June 30, 2009 and 2008 (in thousands):

Three Months Ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Effectiveness Testing)	2009	2008

Interest rate swaps	$427	$117	Interest expense	$(403)	$(43)	Interest expense	$—	$—

Six Months Ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Effectiveness Testing)	2009	2008

Interest rate swaps	$502	$117	Interest expense	$(682)	$(43)	Interest expense	$—	$—

5.  SHARE-BASED COMPENSATION

The Company issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of options granted	38,000	40,000	40,000	50,000
Grant date fair value of options granted (in thousands)	$407	$415	$423	$532
Weighted average exercise price of options granted	$18.11	$17.07	$17.88	$17.55
Volatility (1)	61%	63%	61%	64%
Risk free interest rate (2)	2.8%	3.2%	2.8%	3.1%
Expected term (in years) (3) (4)	6.3	6.1	6.3	6.1
Expected annual dividends	None	None	None	None

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

The Company recognized approximately $1.2 million and $0.1 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $0.3 million during the six months then ended, respectively.  As of June 30, 2009 the total compensation costs related to non-vested awards not yet recognized was approximately $10.2 million which will be recognized as expense over the next four years.

6.  EARNINGS PER SHARE

As discussed in Note 1, FSP EITF 03-6-1 became effective for the Company on January 1, 2009.  Under FSP EITF 03-6-1 unvested share-based payment awards that contain nonforfeitable rights to dividends, such as the Company’s restricted stock, are considered participating securities for purposes of calculating EPS.  Under the two-class method required by FSP EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock as shown in the table below.  FSP EITF 03-6-1 requires retrospective application to periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of this FSP had the effect of reducing basic EPS for the three months ended June 30, 2009 by $0.01 and diluted EPS for the six months ended June 30, 2009 by $0.01.  EPS data for the other periods presented did not change as a result of adopting this FSP.

EPS data for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,587	$4,148	$5,180	$7,315
Less net income allocated to unvested share awards	(61)	(4)	(88)	(6)
Net income attributable to common shares	$3,526	$4,144	$5,092	$7,309

Weighted average common shares outstanding - basic	21,588	17,916	21,238	17,913
Potentially dilutive stock options and warrants	512	473	444	497
Weighted average common shares outstanding - diluted	22,100	18,389	21,682	18,410

Basic earnings per common share	$0.16	$0.23	$0.24	$0.41
Diluted earnings per common share	$0.16	$0.23	$0.23	$0.40

Antidilutive securities not included:
Options and warrants	870	162	898	167

In connection with the Enliven acquisition, the Company assumed an earnout contract whereby it may be required to issue up to 0.1 million shares of its common stock depending on the operating results of Springbox Ltd. during 2009.

7.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,587	$4,148	$5,180	$7,315
Unrealized gain (loss) on long-term investment, net of tax (provision) benefit of ($515) and $1,419 for the three and six months ended June 30, 2008, respectively	—	776	—	(2,127)
Unrealized gain on interest rate swaps, net of tax expense of $171 and $201 for the three and six months ended June 30, 2009, respectively	256	117	301	117
Currency translation adjustment	4	(5)	(22)	(3)

Total comprehensive income	$3,847	$5,036	$5,459	$5,302

8.  SEGMENT INFORMATION

The Company’s two reportable segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other.  The all other segment includes creative research services (i.e., SourceEcreative or “SourceE”) and internet marketing services (i.e., Springbox).  The Company has defined its reportable segments based on internal financial reporting used for corporate management and decision-making purposes.  The information in the following table is derived directly from the segments’ internal financial reporting used for corporate management purposes (in thousands).

	Three Months Ended June 30,
	2009			2008
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$40,677	$3,046	$43,723	$32,943	$1,509	$34,452
Depreciation and amortization	6,229	132	6,361	4,362	46	4,408
Income from operations	8,650	681	9,331	7,735	748	8,483
Total assets (a)	446,201	17,484	463,685	393,911	4,192	398,103

	Six Months Ended June 30,
	2009			2008
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$78,860	$6,275	$85,135	$60,698	$2,971	$63,669
Depreciation and amortization	12,398	236	12,634	7,609	91	7,700
Income from operations	14,771	1,234	16,005	14,205	1,413	15,618
Total assets (a)	446,201	17,484	463,685	393,911	4,192	398,103

(a)          Excludes intercompany receivables, which have been eliminated in consolidation.

9.  PRO FORMA INFORMATION

The following pro forma information presents the Company’s results for the three and six months ended June 30, 2008 as if the Enliven and Vyvx transactions had occurred as of January 1, 2008 (in thousands, except per share amounts).  Actual amounts are provided for reference.

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$34,452	$45,735	$63,669	$88,758
Net income	4,148	1,477	7,315	2,044

Basic earnings per common share	0.23	0.07	0.41	0.10
Diluted earnings per common share	0.23	0.07	0.40	0.10

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

Words such as “may,” “anticipates,” “estimates,” “expects,” “projects,” “future,” “intends,” “will,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  These risks and uncertainties include, among other things:

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

•                  the potential need for additional capital to fund our technology development programs; and

•                  other factors discussed elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Annual Report”) under the heading “Risk Factors.”

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recent Accounting Standards and Pronouncements in Note 1 to our unaudited consolidated financial statements contained in this report.

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements,  syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters, online publishers and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including general economic conditions, the financial stability of our customers, the overall advertising market, new emerging digital technologies, the increasing trend towards delivering high definition data files, and the continued transition from the traditional “dub and ship” delivery method to digital broadcast signal transmission.

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Consistent with this business strategy we have recently completed the following transactions:

Merger with Enliven

•                  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation’s (“Enliven”) common stock we did not previously own in exchange for 2.9 million shares of our common stock.  In the aggregate, including shares of Enliven previously held and an estimated 0.1 million shares that we may be required to issue related to a preacquisition earnout, the total purchase price is estimated to be approximately $75 million.  Enliven has two principal operating units, Unicast Communications Corp. (“Unicast”) and Springbox Ltd. (“Springbox”). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm.

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

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2009	Three Months Ended
	June 30,		vs.	June 30,
	2009	2008	2008	2009	2008
Revenues	$43,723	$34,452	27%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	17,363	14,143	23	39.7	41.1
Sales and marketing	3,264	1,957	67	7.5	5.6
Research and development	975	640	52	2.2	1.9
General and administrative	6,429	4,821	33	14.7	14.0
Depreciation and amortization	6,361	4,408	44	14.6	12.8
Total costs and expenses	34,392	25,969	32	78.7	75.4

Income from operations	9,331	8,483	10	21.3	24.6

Other (income) expense:
Interest expense	3,116	2,054	52	7.1	6.0
Unrealized gain on derivative warrant	—	(273)	(100)	—	(0.8)
Interest income and other	134	(209)	(164)	0.3	(0.6)

Income before income taxes	6,081	6,911	(12)	13.9	20.0
Provision for income taxes	2,494	2,763	(10)	5.7	8.0

Net income	$3,587	$4,148	(14)	8.2	12.0

(a)          Excludes depreciation and amortization.

Revenues.      For the three months ended June 30, 2009, revenues increased $9.3 million, or 27%, as compared to the same period in the prior year.  The increases were $7.8 million and $1.5 million from the Video and Audio Content Distribution and the Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $5.3 million increase in HD revenue ($12.0 million in 2009 vs. $6.7 million in 2008), (ii) incremental SD revenues from the June 2008 acquisition of Vyvx, and (iii) $3.0 million in revenue from the October 2008 acquisition of Unicast, partially offset by (iv) a decrease in the number of deliveries for the Company’s historical business (i.e., excluding Vyvx and Enliven) and (v) a $0.9 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections.  The $1.5 million increase in the Other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceE’s revenues.

Cost of Revenues.      For the three months ended June 30, 2009, cost of revenues increased $3.2 million, or 23%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 39.7% in the current period as compared to 41.1% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to (i) the elimination of substantially all duplicative infrastructure and certain personnel costs associated with the acquisition of Vyvx, (ii) a larger percentage of HD revenue which has a higher profit margin than SD revenue and (iii) the acquisition of Unicast which has higher gross margins than the remainder of the Company, partially offset by the inclusion of Springbox which has lower gross margins than  the remainder of the Company.

Sales and Marketing.      For the three months ended June 30, 2009, sales and marketing expense increased $1.3 million, or 67%, as compared to the same period in the prior year.   The increase was attributable to the addition of Unicast.  Sales and marketing efficiencies gained, on a percentage basis, from the acquisition of Vyvx were more than offset by increases in costs associated with Unicast.

Research and Development.      For the three months ended June 30, 2009, research and development costs increased $0.3 million, or 52%, as compared to the same period in the prior year.  The increase in research and development costs relates to the addition of Unicast, partially offset by shifting some employees to software development initiatives that are capitalizable.

General and Administrative.      For the three months ended June 30, 2009, general and administrative expense increased $1.6 million, or 33%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) higher share-based compensation ($1.0 million), (ii) the inclusion of Unicast and Springbox ($0.7 million) in the Company’s consolidated results and (iii) higher bad debt expense ($0.3 million), partially offset by lower incentive compensation ($0.6 million) and audit and tax expense ($0.4 million).

Depreciation and Amortization.      For the three months ended June 30, 2009, depreciation and amortization expense increased $2.0 million, or 44%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) amortization of certain intangible assets acquired in the Vyvx and Enliven transactions ($1.1 million), (ii) more amortization associated with the increase in capitalized software ($0.5 million), (iii) depreciation associated with the fixed assets acquired in the acquisition of Enliven ($0.2 million) and (iv) more depreciation associated with the increase in machinery and network equipment.

Interest Expense.     For the three months ended June 30, 2009, interest expense increased $1.1 million, or 52%, as compared to the same period in the prior year.  The increase was due to an increase in the average amount of debt outstanding during the period, partially offset by a lower average interest rate.  The increase in debt was principally associated with $115 million of borrowings in connection with the purchase of Vyvx in June 2008, a portion of which has been repaid in connection with scheduled quarterly principal payments and the proceeds from the Company’s June 2009 public equity offering.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 7.2% at June 30, 2009 vs. 8.2% at June 30, 2008.

Unrealized Gain on Derivative Warrant.     For the three months ended June 30, 2008, the fair value of the Company’s Enliven warrant increased by $0.3 million.  The warrant had met the definition of a derivative instrument which requires changes in the fair value of the warrant to be recorded in the statement of income.  In connection with the October 2008 acquisition of Enliven, the Company’s Enliven warrant was effectively canceled.

Interest Income and Other.     For the three months ended June 30, 2009 interest income and other decreased $0.3 million as compared to the same period in the prior year.  The decrease was the result of lower amounts of cash on hand, a decrease in the average interest rate and an increase in other expense.

Provision for Income Taxes.     For the three months ended June 30, 2009 and 2008 the provision for income taxes was 41% and 40%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% for the 2009 period and 34% for the 2008 period, as a result of state income taxes and certain non-deductible expenses.  The Company expects its taxable income (before the utilization of net operating loss carryforwards) to remain at levels which will result in an overall 35% federal income tax rate.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Six Months Ended June 30,		2009 vs.	Six Months Ended June 30,
	2009	2008	2008	2009	2008
Revenues	$85,135	$63,669	34%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	36,062	25,808	40	42.4	40.5
Sales and marketing	5,848	3,756	56	6.9	5.9
Research and development	2,085	1,778	17	2.4	2.8
General and administrative	12,501	9,009	39	14.7	14.2
Depreciation and amortization	12,634	7,700	64	14.8	12.1
Total costs and expenses	69,130	48,051	44	81.2	75.5

Income from operations	16,005	15,618	2	18.8	24.5

Other (income) expense:
Interest expense	7,124	2,942	142	8.4	4.6
Unrealized loss on derivative warrant	—	820	(100)	—	1.3
Interest income and other	99	(334)	(130)	0.1	(0.5)

Income before income taxes	8,782	12,190	(28)	10.3	19.1
Provision for income taxes	3,602	4,875	(26)	4.2	7.6

Net income	$5,180	$7,315	(29)	6.1	11.5

(a)          Excludes depreciation and amortization.

Revenues.      For the six months ended June 30, 2009, revenues increased $21.5 million, or 34%, as compared to the same period in the prior year.  The increases were $18.2 million and $3.3 million from the Video and Audio Content Distribution and the Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $12.6 million increase in HD revenue ($22.9 million in 2009 vs. $10.3 million in 2008), (ii) incremental SD revenues from the June 2008 acquisition of Vyvx, and (iii) $5.4 million in revenue from the October 2008 acquisition of Unicast, partially offset by (iv) a decrease in the number of deliveries for the Company’s historical business (i.e., excluding Vyvx and Enliven) and (v) a $2.1 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections.  The $3.3 million increase in the Other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceE’s revenues.

Cost of Revenues.      For the six months ended June 30, 2009, cost of revenues increased $10.3 million, or 40%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 42.4% in the current period as compared to 40.5% in the same period in the prior year.  The increase, on a percentage basis, was primarily attributable to (i) duplicative infrastructure costs associated with the acquisition of Vyvx and (ii) the inclusion of Springbox in the Company’s results, as Springbox has much lower gross profit margins than the remainder of the Company, partially offset by a larger percentage of HD revenue which has a higher profit margin than SD revenue.  The Company anticipated its acquisition of Vyvx would increase its cost of revenues on a percentage basis for a period of time prior to fully implementing planned cost synergies.  In March 2009, the Company successfully completed the transition of all the former Vyvx customers over to its Irving, Texas network operations center (“NOC”) and eliminated the costs associated with the former Vyvx NOC in Tulsa, Oklahoma.

Sales and Marketing.      For the six months ended June 30, 2009, sales and marketing expense increased $2.1 million, or 56%, as compared to the same period in the prior year.   The increase was attributable to the

addition of Unicast.  Sales and marketing efficiencies gained, on a percentage basis, from the acquisition of Vyvx were more than offset by increases in costs associated with Unicast.

Research and Development.      For the six months ended June 30, 2009, research and development costs increased $0.3 million, or 17%, as compared to the same period in the prior year.  The increase in research and development costs relates to the addition of Unicast, partially offset by shifting some employees to software development initiatives that are capitalizable.

General and Administrative.      For the six months ended June 30, 2009, general and administrative expense increased $3.5 million, or 39%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) higher stock-based compensation ($2.0 million), (ii) the inclusion of Unicast and Springbox ($1.4 million) in the Company’s consolidated results and (iii) higher salary expense ($0.3 million), partially offset by lower incentive compensation ($0.7 million) and audit and tax expense ($0.3 million).

Depreciation and Amortization.      For the six months ended June 30, 2009, depreciation and amortization expense increased $4.9 million, or 64%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) amortization of certain intangible assets acquired in the Vyvx and Enliven transactions ($2.7 million), (ii) more amortization associated with the increase in capitalized software ($1.0 million), (iii) depreciation associated with the fixed assets acquired in the acquisition of Enliven ($0.4 million) and (iv) more depreciation associated with the increase in machinery and network equipment.

Interest Expense.     For the six months ended June 30, 2009, interest expense increased $4.2 million, or 142%, as compared to the same period in the prior year.  The increase was due to an increase in the average amount of debt outstanding during the period, partially offset by a lower average interest rate.  The increase in debt was principally associated with $115 million of borrowings in connection with the purchase of Vyvx in June 2008, a portion of which has been repaid in connection with scheduled quarterly principal payments and the proceeds from the Company’s June 2009 public equity offering.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 7.2% at June 30, 2009 vs. 8.2% at June 30, 2008.

Unrealized Loss on Derivative Warrant.     For the six months ended June 30, 2008, the fair value of the Company’s Enliven warrant decreased by $0.8 million.  The warrant had met the definition of a derivative instrument which requires changes in the fair value of the warrant to be recorded in the statement of income.  In connection with the October 2008 acquisition of Enliven, the Company’s Enliven warrant was effectively canceled.

Interest Income and Other.     For the six months ended June 30, 2009 interest income and other decreased $0.4 million as compared to the same period in the prior year.  The decrease was the result of lower amounts of cash on hand, a decrease in the average interest rate and an increase in other expense.

Provision for Income Taxes.     For the six months ended June 30, 2009 and 2008 the provision for income taxes was 41% and 40%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% for the 2009 period and 34% for the 2008 period, as a result of state income taxes and certain non-deductible expenses.  The Company expects its taxable income (before the utilization of net operating loss carryforwards) to remain at levels which will result in an overall 35% federal income tax rate.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$21,490	$17,180
Accounts receivable, net	36,726	42,971
Property and equipment, net	37,315	37,980
Deferred income taxes, net	4,557	7,777
Goodwill and intangible assets, net	355,687	361,769

Liabilities:
Accounts payable and accrued liabilities	13,185	22,398
Debt	113,212	173,137

Stockholders’ equity	329,550	269,518

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The increase in cash and cash equivalents primarily relates to the excess of operating and capital raising activity over the repayment of debt.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding was 76 days at both June 30, 2009 and December 31, 2008.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  For the six months ended June 30, 2009 and 2008, purchases of property and equipment were $2.2 million and $3.8 million and capitalized costs of developing software were $4.0 million and $2.7 million, respectively.

Goodwill and intangible assets decreased from December 31, 2008 as a result of amortization of intangible assets.

Accounts payable and accrued liabilities decreased $9.2 million during the six months ended June 30, 2009.  The decrease relates primarily to (i) the timing of when certain payments are made and (ii) paying certain liabilities incurred in connection with the purchase of Vyvx.

Debt decreased $59.9 million during the six months ended June 30, 2009 as a result of (i) the Company using proceeds from a public equity offering in June 2009 to reduce its debt and (ii) scheduled principal payments.

Stockholders’ equity increased $60.0 million during the six months ended June 30, 2009.  The increase relates primarily to (i) issuing $52.5 million of equity in connection with the June 2009 public offering, (ii) reporting net income of $5.2 million and (iii) recording stock compensation of $2.3 million.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s statements of cash flows (in thousands):

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$5,180	$7,315
Depreciation and amortization	12,634	7,700
Unrealized loss on derivative warrant investment	—	820
Deferred income taxes and other	5,779	4,123
Changes in operating assets and liabilities, net	(3,624)	2,921
Total	19,969	22,879

Investing activities:
Purchases of property and equipment	(2,151)	(3,820)
Capitalized costs of developing software	(3,983)	(2,723)
Other	—	8
Acquisitions, net of cash acquired	—	(132,922)
Total	(6,134)	(139,457)

Financing activities:
Proceeds from issuance of common stock, net	52,657	121
Borrowings (repayments) of debt, net	(62,161)	133,376
Total	(9,504)	133,497

Effect of exchange rate changes on cash	(21)	(3)

Net increase in cash and cash equivalents	$4,310	$16,916

The Company generates cash from net income after adding back certain non cash items such as depreciation and amortization.  This cash is typically used to purchase property and equipment, develop software, make strategic investments and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility and/or issuing equity instruments.

For the six months ended June 30, 2009, the Company generated $20.0 million from operating activities. This cash was used to repay a portion of the Company’s debt, develop internally used software and purchase property and equipment.    Further, in June 2009 the Company raised $52.5 million in a public equity offering.  This cash was used principally to repay a portion of its debt.

The Company expects to use cash in connection with (i) scheduled payments under its Senior Credit Facility, (ii) the organic growth of its business, and (iii) the purchase of property and equipment in the normal course of business.  Further, the Company may use its cash in connection with the acquisition of similar and/or ancillary businesses.

As of June 30, 2009, the Company’s sources of liquidity included (i) $21.5 million of cash on hand, (ii) $30.0 million of availability under the Senior Credit Facility, and (iii) the potential issuance of additional debt and/or equity.  In addition, the Company has an effective shelf registration statement on file with the SEC for the issuance of up to $25 million of preferred stock.  Accordingly, as long as the registration statement remains effective, the Company can sell shares of its preferred stock in the market up to the limits specified in the registration statement.

The Company believes its (i) cash on hand and (ii) cash generated from operating and financing activities will satisfy its capital needs for the next 12 months.

Contractual Payment Obligations

As discussed above, in June 2009 we raised $52.5 million in a public equity offering.  Substantially all of the proceeds were used to reduce debt.  The table below summarizes the Company’s expected payments relating to the outstanding debt (including estimated interest) as of June 30, 2009 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00-2.99 Years	3.00-5.00 Years	After 5 Years

Debt (includes estimated interest)	$136,229	$29,156	$53,662	$53,411	$—

There have been no other material changes to our contractual payment obligations other than in the ordinary course of business since December 31, 2008.  Refer to our Annual Report for additional information regarding our contractual payment obligations.

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

Interest Rate Risk

The Company issued variable-rate debt that, as of June 30, 2009, had an outstanding balance of $113.2 million.  Of that amount, the Company entered into three interest rate swap agreements with certain financial institutions for an aggregate $87.5 million.  With respect to the portion of the Company’s variable-rate obligations outstanding at June 30, 2009 that is not subject to an interest rate swap agreement (i.e., $25.7 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.1 million.  These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year.  Conversely, since almost all of the Company’s cash balances ($21.5 million at June 30, 2009) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report on Form 10-K for the year ended December 31, 2008 and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on June 4, 2009, under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on May 11, 2009.  The record date for such meeting was March 19, 2009 on which date there were a total of 21,245,523 shares of common stock outstanding and entitled to vote.  At the meeting the Company’s stockholders approved the re-election of three directors as follows:

	Votes	Votes	Votes
Director	For	Against	Abstained

Omar A. Choucair	12,530,883	—	6,733,946
Lisa C. Gallagher	13,116,969	—	6,147,860
David M. Kantor	13,111,389	—	6,153,440

Other directors whose term of office as a director continued after the meeting were Scott K. Ginsburg, William Donner, Kevin C. Howe, and Anthony J. LeVecchio.

In addition, the Company’s stockholders approved amendments to the Company’s 2006 Long-Term Stock Incentive Plan to (i) increase the number of shares available for issuance from 1,100,000 to 2,200,000 and (ii) modify the authority of the Compensation Committee of the Board of Directors to modify, cancel, extend or renew outstanding options under certain circumstances without the approval of the Company’s stockholders.  The Company’s stockholders voted to approve the amendments as follows:

Votes	Votes	Votes
For	Against	Abstained

12,222,924	3,115,822	4,366

No other matters were voted upon at the annual meeting.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: August 7, 2009	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)