Form 10-Q
period 2009-09-30
DG FastChannel, Inc
filed 2009-11-06
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the Registrant had 23,866,521 shares of Common Stock, par value $0.001, outstanding.

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

PART I.                    FINANCIAL INFORMATION

ITEM I.                    FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$26,803	$17,180
Accounts receivable (less allowances of $2,135 in 2009 and $2,329 in 2008)	41,298	42,971
Deferred income taxes	1,530	1,530
Other current assets	2,426	1,849
Total current assets	72,057	63,530
Property and equipment, net	42,330	37,980
Goodwill	211,724	246,734
Deferred income taxes, net of current portion	33,618	6,247
Intangible assets, net	105,345	115,035
Other noncurrent assets	5,042	4,274
Total assets	$470,116	$473,800

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,249	$13,005
Accrued liabilities	13,176	9,393
Deferred revenue	2,462	2,124
Current portion of long-term debt	21,500	18,152
Total current liabilities	42,387	42,674
Deferred revenue, net of current portion	208	360
Long-term debt, net of current portion	86,337	154,985
Other noncurrent liabilities	6,174	6,263
Total liabilities	135,106	204,282

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 23,918 issued and 23,862 outstanding at September 30, 2009; 20,930 issued and 20,874 outstanding at December 31, 2008	24	21
Additional capital	492,847	437,979
Accumulated deficit	(155,328)	(165,866)
Accumulated other comprehensive loss	(1,680)	(1,763)
Treasury stock, at cost	(853)	(853)
Total stockholders’ equity	335,010	269,518
Total liabilities and stockholders’ equity	$470,116	$473,800

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Video and audio content distribution	$44,403	$39,941	$123,263	$100,639
Other	3,865	1,487	10,140	4,459
Total revenues	48,268	41,428	133,403	105,098
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	15,342	17,033	48,107	42,550
Other	1,571	157	4,868	448
Total cost of revenues	16,913	17,190	52,975	42,998
Operating expenses:
Sales and marketing	3,174	1,853	9,022	5,609
Research and development	1,423	951	3,508	2,729
General and administrative	6,817	5,115	19,318	14,125
Depreciation and amortization	6,893	7,401	19,527	15,101
Total operating expenses	18,307	15,320	51,375	37,564
Income from operations	13,048	8,918	29,053	24,536
Other (income) expense:
Interest expense	2,390	4,498	9,514	7,440
Unrealized loss on derivative warrant investment	—	781	—	1,601
Interest income and other, net	(12)	(160)	87	(495)
Income before income taxes	10,670	3,799	19,452	15,990
Provision for income taxes	5,312	1,520	8,914	6,396
Net income	$5,358	$2,279	$10,538	$9,594

Basic earnings per common share	$0.22	$0.13	$0.47	$0.53

Diluted earnings per common share	$0.22	$0.12	$0.46	$0.52

Weighted average common shares outstanding:
Basic	23,828	17,938	22,101	17,927
Diluted	24,308	18,391	22,557	18,390

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2008	20,930	$21	(56)	$(853)	$437,979	$(1,763)	$(165,866)	$269,518
Common stock issued in equity offering (net of direct costs)	2,875	3	—	—	52,484	—	—	52,487
Common stock issued on exercise of stock options and warrants	15	—	—	—	136	—	—	136
Common stock issued in connection with earnout related to Enliven acquisition	15	—	—	—	—	—	—	—
Adjustment to Enliven estimated earnout	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	9	—	—	—	130	—	—	130
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(890)	—	—	(890)
Share-based compensation	—	—	—	—	3,390	—	—	3,390
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(44)	—	(44)
Unrealized gain on interest rate swaps (net of tax expense of $80)	—	—	—	—	—	127	—	127
Net income	—	—	—	—	—	—	10,538	10,538
Total comprehensive income								10,621
Balance at September 30, 2009	23,918	$24	(56)	$(853)	$492,847	$(1,680)	$(155,328)	$335,010

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,538	$9,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	10,737	9,281
Amortization of intangibles	8,790	5,820
Unrealized loss on derivative warrant investment	—	1,601
Deferred income taxes	8,234	4,862
Provision for doubtful accounts	382	292
Share-based compensation	3,390	423
Loss on disposal of property and equipment	29	5
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	1,291	(4,572)
Other assets	891	1,312
Accounts payable and other liabilities	(8,463)	10,141
Deferred revenue	186	(88)
Net cash provided by operating activities	36,005	38,671

Cash flows from investing activities:
Purchases of property and equipment	(4,630)	(9,821)
Capitalized costs of developing software	(6,035)	(4,128)
Proceeds from sale of property and equipment	—	7
Acquisition, net of cash acquired	—	(134,846)
Net cash used in investing activities	(10,665)	(148,788)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	51,863	204
Borrowings under long-term debt, net of financing costs	57,764	177,533
Repayments of long-term debt	(125,300)	(48,137)
Net cash provided by (used in) financing activities	(15,673)	129,600

Effect of exchange rate changes on cash and cash equivalents	(44)	30
Net increase in cash and cash equivalents	9,623	19,513
Cash and cash equivalents at beginning of period	17,180	10,101

Cash and cash equivalents at end of period	$26,803	$29,614

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,368	$5,167
Cash paid for income taxes	$691	$849
Purchases of computer equipment financed by vendor	$4,451	$—

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

In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 6, 2009.

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

2.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

Effective January 1, 2009, the Company adopted changes issued by the FASB related to accounting for business combinations.  The FASB requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target.  Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred.  The FASB also modified the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development valued in purchase accounting.  The changes also require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  The adoption of these changes did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, and its future impact will be dependent upon the specific terms of future business combinations.

Effective January 1, 2009, the Company adopted changes issued by the FASB relating to disclosures about hedging activities.  The changes require qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of these changes required the Company to expand its disclosures regarding derivative instruments, but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 5.

Effective January 1, 2009, the Company adopted changes issued by the FASB relating to participating securities.  The changes state that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The Company’s restricted stock grants are deemed to be participating securities since they contain rights to nonforfeitable dividends and therefore are included in the computation of EPS under the two-class method.  Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.  The change requires retrospective application for periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of these changes reduced basic EPS for the nine months ended September 30, 2008 by $0.01.  See Note 8.

In May 2009, the Company adopted changes issued by the FASB relating to disclosures about subsequent events.  The changes establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  Although the change is based on the same principles as those that previously existed, it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  The adoption of these changes did not have a material impact on our consolidated financial position, results of operations or cash flows.

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes become effective on October 1, 2009.  The adoption of these changes did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued changes to revenue arrangements with multiple deliverables.  The new standard is included in the Codification under subtopic 605-25 and modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.  The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.  The new standard will be effective for the Company beginning January 1, 2011, unless the Company elects to early adopt.  The Company is currently evaluating the impact of these changes on its financial position, results of operations, cash flows, and disclosures.

3.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted changes issued by the FASB relating to fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Codification establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

The table below sets forth by level, assets and liabilities that were accounted for at fair value as of September 30, 2009.  The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at September 30, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$22,676	$—	$—	$22,676

Liabilities:
Interest rate swaps (see Note 5)	$—	$2,741	$—	$2,741

The fair value of the Company’s long-term debt (see Note 5) at September 30, 2009 and December 31, 2008 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, the credit facilities, (ii) the variable rate nature of the Senior Credit Facility and (iii) the spreads charged on the loans fluctuating with the creditworthiness of the Company as determined by the total leverage ratio.

4.  ACQUISITION RELATED EXIT COSTS AND PURCHASE ACCOUNTING ADJUSTMENTS

In connection with the Vyvx advertising services business and Enliven Marketing Technologies Corporation (“Enliven”) acquisitions, the Company recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from December 31, 2008 to September 30, 2009 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2008	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at September 30, 2009
Vyvx
Office closures	$3,298	$(124)	$3,174	$—	$(476)	$2,698
Employee severance	111	(29)	82	121	(203)	—
Enliven:
Employee severance	1,392	(1,263)	129	214	(129)	214
Unfavorable contract	502	10	512	—	(50)	462

Total	$5,303	$(1,406)	$3,897	$335	$(858)	$3,374

At September 30, 2009, $2,122 and $1,252 of such amounts were included in other noncurrent liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2008, $2,881 and $1,016 of such amounts were included in other noncurrent liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

The Company is currently seeking to enter into a sublease arrangement with respect to certain office leases it has or plans to vacate.

During the third quarter ended September 30, 2009, the Company recognized $35.7 million of deferred tax assets, primarily net operating loss carryforwards (“NOLs”), in connection with the acquisition of Enliven.  The deferred tax assets were initially fully reserved in the purchase price allocation until an Internal Revenue Code section 382 study could be completed.  Such study was completed during the third quarter and the valuation allowance was removed.  As a result of recognizing the deferred tax assets and certain other purchase price allocation adjustments, goodwill decreased by $35.0 million for the nine months ended September 30, 2009.  See further discussion at Note 7.

5.  LONG-TERM DEBT

Long-term debt as of September 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Term loans	$67,420	$58,387
Acquisition loans	40,417	49,750
Revolving credit facility	—	—
Bridge loan	—	65,000
Subtotal	107,837	173,137
Less current portion	(21,500)	(18,152)

Long-term portion	$86,337	$154,985

Senior Credit Facility

In March 2008, the Company entered into a six-year, $145 million credit facility with its existing and two additional lenders (the “Senior Credit Facility”).  In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings.  In June 2009 the Company issued 2.9 million shares of its common stock in a public equity offering that raised $52 million.  Substantially all of the net proceeds were used to reduce borrowings under the Senior Credit Facility.  The Senior Credit Facility, as amended, contains term loans, acquisition loans and a $30 million revolving credit facility.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At September 30, 2009 and December 31, 2008, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 6.1% and 6.3%, respectively, excluding the amortization of fees and expenses.

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

Maturity Dates, Principal Payments, Covenants and Other Terms

The term loans, as amended, mature in March 2013 and require quarterly principal payments of $5.25 million and, depending on the total leverage ratio (as defined), may require an excess cash flow (“ECF”) principal payment.  The acquisition loans mature in March 2014 and have scheduled quarterly principal payments of $0.1 million and, depending on the total leverage ratio, may require an ECF principal payment.  Currently, the Company does not expect it will be required to make an ECF principal payment since its total leverage ratio has remained below the threshold requiring such a payment.  The revolving loans mature in March 2013 and permit reborrowings, whereas the term loans and the acquisition loans do not.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings, investments and dividends, and provides for customary events of default.  The Senior Credit Facility is guaranteed by all of the Company’s subsidiaries and is collateralized by substantially all of the Company’s assets.  As of September 30, 2009, the Company was in compliance with all financial and restrictive covenants under the Senior Credit Facility.

Previous Credit Facility

Prior to entering into the Senior Credit Facility in March 2008, the Company had an $85 million credit agreement with a syndicate of financial institutions led by BMO.  That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility.  Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).  Borrowings under that credit facility bore interest at a weighted average annual interest rate of 6.2% during the first quarter of 2008 prior to being paid off in March 2008.

Interest Rate Swaps

During 2008 and 2009 the Company entered into interest rate swap agreements (“Swaps”) with certain of its lenders which were designated and qualify as cash flow hedging instruments.  As of September 30, 2009 and December 31, 2008 the Swaps were determined to be highly effective and the change in the fair value of the Swaps was recorded in accumulated other comprehensive loss (“AOCL”).  The Company expects $1.6 million recorded in AOCL related to the Swaps as of September 30, 2009 to be reclassified into earnings in the next twelve months.

Borrowings under the Senior Credit Facility bear interest at variable rates.  The Company’s objective of entering into the Swaps was to reduce the risk associated with these variable rates.  The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $87.5 million of borrowings under the Senior Credit Facility.  At each balance sheet date, the fair values of the Swaps are recorded on the balance sheet with the offsetting entry recorded in AOCL to the extent the hedges are highly effective.  Any ineffectiveness is recorded in the statement of income.  During the three and nine months ended September 30, 2009, no amounts have been recorded in the statement of income as a result of ineffectiveness.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  At September 30, 2009, no such amounts were offset.

The Company’s Swaps are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Notional amounts	$87,500	$57,500
Weighted average pay rates	6.62%	6.37%
Weighted average receive rates	4.12%	5.47%
Weighted average maturity (in years)	1.76	2.42
Fair value of interest rate swaps recorded in other noncurrent liabilities	$2,741	$2,948

Below is a summary of the amounts of gains or losses related to derivative instruments qualifying as hedging relationships during the three and nine months ended September 30, 2009 and 2008 (in thousands):

Three Months Ended September 30,
Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Effectiveness Testing)	2009	2008

Interest rate swaps	$(295)	$(354)	Interest expense	$(541)	$(136)	Interest expense	$—	$—

Nine Months Ended September 30,
Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2009	2008	Portion)	2009	2008	Effectiveness Testing)	2009	2008

Interest rate swaps	$207	$(237)	Interest expense	$(1,223)	$(179)	Interest expense	$—	$—

6.  SHARE-BASED COMPENSATION

The Company issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of options granted	—	—	40,000	48,000
Grant date fair value of options granted (in thousands)	—	—	$423	$509
Weighted average exercise price of options granted	—	—	$17.88	$17.47
Volatility (1)	—	—	61%	64%
Risk free interest rate (2)	—	—	2.8%	3.1%
Expected term (in years)	—	—	6.3	6.1
Expected annual dividends	None	None	None	None

(1)	Expected volatility is based on the historical volatility of the Company’s common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognized approximately $1.1 million and $0.2 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $0.4 million during the nine months then ended, respectively.  As of September 30, 2009 the total compensation costs related to non-vested awards not yet recognized was approximately $9.1 million which will be recognized as expense over the next four years.

7.  INCOME TAXES

We are subject to U.S. federal income tax, United Kingdom and German income taxes, as well as income taxes of multiple state jurisdictions.

The Company acquired approximately $235 million in federal NOL carryforwards, as well as significant state NOLs, in its acquisition of Enliven in 2008.  During the three months ended September 30, 2009, the Company completed its assessment of the acquired Enliven NOL carryforwards and concluded that realization of approximately $86 million of the federal NOL carryforwards and $117 million of the state NOLs was more likely than not.  Therefore, the tax-affected value of these acquired NOLs ($35.1 million) was recognized by reversing the valuation allowance related to the NOLs.  In addition, the Company identified an additional $0.6 million in acquired deferred tax assets during the three months ended September 30, 2009.  Accordingly, upon the finalization of its purchase price allocation for Enliven, the Company recognized an additional $35.7 million in deferred tax assets, which was recorded as a reduction to goodwill.

Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate.  As of September 30, 2009, the estimated annual effective rate for 2009 was 46%, which is an increase from the previous estimate of 41%.  The majority of the increase to the effective rate for the three months ended September 30, 2009 relates to stock-based compensation and tax losses in foreign jurisdictions which are not expected to be deductible in the U.S.

8.  EARNINGS PER SHARE

As discussed in Note 2, the Company adopted changes issued by the FASB relating to participating securities.  Under the revised accounting literature unvested share-based payment awards that contain nonforfeitable rights to dividends, such as the Company’s restricted stock, are considered participating securities for purposes of calculating EPS.  Under the two-class method required by the FASB, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock as shown in the table below.  The change requires retrospective application to periods prior to the effective date and as a result, all prior period EPS data presented herein has been adjusted to conform to these provisions.  The adoption of this change had the effect of reducing basic and diluted EPS for the nine months ended September 30, 2009 by $0.01 and basic EPS for the nine months ended September 30, 2008 by $0.01.  EPS data for the other periods presented did not change as a result of adopting the revised accounting literature.

EPS data for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$5,358	$2,279	$10,538	$9,594
Less net income allocated to unvested share awards	(56)	(2)	(155)	(8)
Net income attributable to common shares	$5,302	$2,277	$10,383	$9,586

Weighted average common shares outstanding - basic	23,828	17,938	22,101	17,927
Potentially dilutive stock options and warrants	480	453	456	463
Weighted average common shares outstanding - diluted	24,308	18,391	22,557	18,390

Basic earnings per common share	$0.22	$0.13	$0.47	$0.53
Diluted earnings per common share	$0.22	$0.12	$0.46	$0.52

Antidilutive securities (exercise price above average price) not included:
Options and warrants	271	137	275	167

In connection with the Enliven acquisition, the Company assumed an earnout contract whereby it may be required to issue up to 0.1 million shares of its common stock depending on the operating results of one of Enliven’s principal operating units, Springbox Ltd., during 2009.

9.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$5,358	$2,279	$10,538	$9,594
Unrealized gain (loss) on long-term investment, net of tax expense (benefit) of ($903) and ($2,322) for the three and nine months ended September 30, 2008, respectively	—	(1,353)	—	(3,482)
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of ($121), $80, ($95) and ($95) for the three and nine months ended September 30, 2009 and 2008, respectively	(174)	(261)	127	(142)
Currency translation adjustment	(22)	33	(44)	30

Total comprehensive income	$5,162	$698	$10,621	$6,000

10.  SEGMENT INFORMATION

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

	Three Months Ended September 30,
	2009			2008
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$44,403	$3,865	$48,268	$39,941	$1,487	$41,428
Depreciation and amortization	6,678	215	6,893	7,355	46	7,401
Income from operations	11,673	1,375	13,048	8,166	752	8,918
Total assets (a)	452,087	18,029	470,116	400,065	5,370	405,435

	Nine Months Ended September 30,
	2009			2008
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$123,263	$10,140	$133,403	$100,639	$4,459	$105,098
Depreciation and amortization	18,850	677	19,527	14,964	137	15,101
Income from operations	26,670	2,383	29,053	22,372	2,164	24,536
Total assets (a)	452,087	18,029	470,116	400,065	5,370	405,435

(a)      Excludes intercompany receivables, which have been eliminated in consolidation.

11.  PRO FORMA INFORMATION

The following pro forma information presents the Company’s results for the three and nine months ended September 30, 2008 as if the Enliven and Vyvx transactions had occurred as of January 1, 2008 (in thousands, except per share amounts).  Actual amounts are provided for reference.

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Revenues	$41,428	$46,593	$105,098	$135,352
Net income	2,279	332	9,594	2,376

Basic earnings per common share	0.13	0.02	0.53	0.11
Diluted earnings per common share	0.12	0.02	0.52	0.11

ITEM 2 .    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements.”

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recently Adopted and Recently Issued Accounting Guidance in Note 2 to our unaudited consolidated financial statements contained in this report.

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

Merger with Enliven

•                  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation’s (“Enliven”) common stock we did not previously own in exchange for 2.9 million shares of our common stock.  In the aggregate, including shares of Enliven previously held and an estimated 0.1 million shares that we may be required to issue related to a preacquisition earnout, the total purchase price was approximately $75 million.  Enliven has two principal operating units, Unicast Communications Corp. (“Unicast”) and Springbox Ltd. (“Springbox”). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm.

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

Our business is seasonal as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2009	Three Months Ended
	September 30,		vs.	September 30,
	2009	2008	2008	2009	2008
Revenues	$48,268	$41,428	17%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	16,913	17,190	(2)	35.0	41.5
Sales and marketing	3,174	1,853	71	6.6	4.5
Research and development	1,423	951	50	3.0	2.3
General and administrative	6,817	5,115	33	14.1	12.3
Depreciation and amortization	6,893	7,401	(7)	14.3	17.9
Total costs and expenses	35,220	32,510	8	73.0	78.5

Income from operations	13,048	8,918	46	27.0	21.5

Other (income) expense:
Interest expense	2,390	4,498	(47)	4.9	10.8
Unrealized loss on derivative warrant	—	781	—	—	1.9
Interest income and other	(12)	(160)	(93)	—	(0.4)

Income before income taxes	10,670	3,799	181	22.1	9.2
Provision for income taxes	5,312	1,520	249	11.0	3.7

Net income	$5,358	$2,279	135	11.1	5.5

(a)      Excludes depreciation and amortization.

Revenues.      For the three months ended September 30, 2009, revenues increased $6.8 million, or 17%, as compared to the same period in the prior year.  The increases were $4.4 million and $2.4 million from the Video and Audio Content Distribution and the Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $6.3 million increase in high definition (“HD”) revenue ($15.6 million in 2009 vs. $9.3 million in 2008) driven by an increase in HD deliveries and (ii) $3.1 million in revenue from the October 2008 acquisition of Unicast, partially offset by (iii) a decrease in the number of standard definition (“SD”) deliveries and (iv) a $2.0 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections.  The $2.4 million increase in the Other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceE’s revenues.

Cost of Revenues.      For the three months ended September 30, 2009, cost of revenues decreased $0.3 million, or 2%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 35.0% in the current period as compared to 41.5% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to (i) the elimination of substantially all duplicative infrastructure and certain personnel costs associated with the June 2008 acquisition of Vyvx, (ii) a larger percentage of HD revenue which has a higher profit margin than SD revenue, and (iii) lower delivery costs as a higher percentage of orders were delivered electronically, partially offset by the inclusion of Springbox which has lower gross margins than the remainder of the Company.

Sales and Marketing.      For the three months ended September 30, 2009, sales and marketing expense increased $1.3 million, or 71%, as compared to the same period in the prior year.   The increase was principally attributable to the addition of Unicast.  Sales and marketing efficiencies gained, on a percentage basis, from the June 2008 acquisition of Vyvx were more than offset by increases in costs associated with Unicast.

Research and Development.      For the three months ended September 30, 2009, research and development costs increased $0.5 million, or 50%, as compared to the same period in the prior year.  The increase in research and development costs relates to the addition of Unicast, partially offset by shifting some employees to software development initiatives that are capitalizable.

General and Administrative.      For the three months ended September 30, 2009, general and administrative expense increased $1.7 million, or 33%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) higher share-based compensation ($0.9 million) and (ii) the inclusion of Unicast and Springbox ($0.9 million) in the Company’s consolidated results, partially offset by lower audit and tax expense ($0.4 million).

Depreciation and Amortization.      For the three months ended September 30, 2009, depreciation and amortization expense decreased $0.5 million, or 7%, as compared to the same period in the prior year.  The decrease was primarily attributable to $1.4 million of additional depreciation recorded in the prior year quarter related to shortening the estimated useful lives of certain network equipment that was replaced early, partially offset by $0.8 million of additional depreciation and amortization in 2009 in connection with the October 2008 acquisition of Enliven (Unicast and Springbox).

Interest Expense.     For the three months ended September 30, 2009, interest expense decreased $2.1 million, or 47%, as compared to the same period in the prior year.  The decrease was due to a reduction in the average amount of debt outstanding during the period, largely as a result of using the proceeds from the June 2009 public equity offering, which raised $52 million, to retire debt, and a lower average interest rate.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 6.1% at September 30, 2009 vs. 8.7% at September 30, 2008.

Unrealized Loss on Derivative Warrant.     For the three months ended September 30, 2008, the fair value of the Company’s Enliven warrant decreased by $0.8 million.  The warrant had met the definition of a derivative instrument which required changes in the fair value of the warrant to be recorded in the statement of income.  In connection with the October 2008 acquisition of Enliven, the Company’s Enliven warrant was effectively canceled.

Interest Income and Other.     For the three months ended September 30, 2009 interest income and other decreased $0.1 million as compared to the same period in the prior year.  The decrease was the result of a decline in the average interest rate on invested cash.

Provision for Income Taxes.     For the three months ended September 30, 2009 and 2008 the provision for income taxes was 50% and 40%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% for the 2009 period and 34% for the 2008 period, as a result of state and foreign income taxes and certain non-deductible expenses.  The majority of the increase to the effective rate for the three months ended September 30, 2009 relates to stock-based compensation and tax losses in foreign jurisdictions which are not expected to be deductible in the U.S.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Nine Months Ended September 30,		2009 vs.	Nine Months Ended September 30,
	2009	2008	2008	2009	2008
Revenues	$133,403	$105,098	27%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	52,975	42,998	23	39.7	40.9
Sales and marketing	9,022	5,609	61	6.8	5.3
Research and development	3,508	2,729	29	2.6	2.6
General and administrative	19,318	14,125	37	14.5	13.5
Depreciation and amortization	19,527	15,101	29	14.6	14.4
Total costs and expenses	104,350	80,562	30	78.2	76.7

Income from operations	29,053	24,536	18	21.8	23.3

Other (income) expense:
Interest expense	9,514	7,440	28	7.1	7.1
Unrealized loss on derivative warrant	—	1,601	—	—	1.5
Interest income and other	87	(495)	(118)	0.1	(0.5)

Income before income taxes	19,452	15,990	22	14.6	15.2
Provision for income taxes	8,914	6,396	39	6.7	6.1

Net income	$10,538	$9,594	10	7.9	9.1

(a)       Excludes depreciation and amortization.

Revenues.      For the nine months ended September 30, 2009, revenues increased $28.3 million, or 27%, as compared to the same period in the prior year.  The increases were $22.6 million and $5.7 million from the Video and Audio Content Distribution and the Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) an $18.9 million increase in HD revenue ($38.5 million in 2009 vs. $19.6 million in 2008) driven by an increase in HD deliveries and (ii) $8.5 million in revenue from the October 2008 acquisition of Unicast, partially offset by (iii) a decrease in the number of SD deliveries and (iv) a $4.1 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections.  The $5.7 million increase in the Other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceE’s revenues.

Cost of Revenues.      For the nine months ended September 30, 2009, cost of revenues increased $10.0 million, or 23%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 39.7% in the current period as compared to 40.9% in the same period in the prior year.  The decrease, on a percentage basis, was primarily attributable to (i) the elimination of substantially all duplicative infrastructure and certain personnel costs in the second quarter of 2009 associated with the June 2008 acquisition of Vyvx, (ii) a larger percentage of HD revenue which has a higher profit margin than SD revenue, (iii) lower delivery costs as a higher percentage of orders were delivered electronically, and (iv) the acquisition of Unicast which has higher gross margins than the remainder of the Company, partially offset by the inclusion of Springbox which has lower gross margins than the remainder of the Company.  Prior to the second quarter 2009, Vyvx had substantial duplicative infrastructure costs.  We anticipated our acquisition of Vyvx would increase our cost of revenues on a percentage basis for a period of time prior to fully implementing planned cost synergies.  In March 2009, we successfully completed the transition of all the former Vyvx customers over to our Irving, Texas NOC and eliminated the costs associated with the former Vyvx NOC in Tulsa, Oklahoma.

Sales and Marketing.      For the nine months ended September 30, 2009, sales and marketing expense increased $3.4 million, or 61%, as compared to the same period in the prior year.   The increase was attributable to the addition of Unicast.  Sales and marketing efficiencies gained, on a percentage basis, from the acquisition of Vyvx were offset by increases in costs associated with Unicast.

Research and Development.      For the nine months ended September 30, 2009, research and development costs increased $0.8 million, or 29%, as compared to the same period in the prior year.  The increase in research and development costs relates to the addition of Unicast ($1.5 million), partially offset by shifting some employees to software development initiatives that are capitalizable.

General and Administrative.      For the nine months ended September 30, 2009, general and administrative expense increased $5.2 million, or 37%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) higher stock-based compensation ($3.0 million), (ii) the inclusion of Unicast and Springbox ($2.4 million) in the Company’s consolidated results, (iii) higher facilities costs ($0.5 million) and (iv) higher salary expense ($0.4 million), partially offset by lower incentive compensation ($0.9 million) and audit and tax expense ($0.7 million).

Depreciation and Amortization.      For the nine months ended September 30, 2009, depreciation and amortization expense increased $4.4 million, or 29%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) amortization of certain intangible assets acquired in the Vyvx and Enliven transactions ($3.0 million), (ii) more amortization associated with the increase in capitalized software ($1.0 million) and (iii) depreciation associated with fixed assets acquired in the acquisition of Enliven ($0.7 million), partially offset by a reduction in depreciation on our former spot boxes that had been accelerated in the prior period after a decision was made to retire the spot boxes early.

Interest Expense.     For the nine months ended September 30, 2009, interest expense increased $2.1 million, or 28%, as compared to the same period in the prior year.  The increase was due to an increase in the average amount of debt outstanding during the period and a slightly higher average interest rate.  The increase in debt was principally associated with $115 million of borrowings in connection with the purchase of Vyvx in June 2008, a portion of which has been repaid in connection with scheduled quarterly principal payments and the proceeds from the Company’s June 2009 public equity offering.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 6.1% at September 30, 2009 vs. 8.7% at September 30, 2008.

Unrealized Loss on Derivative Warrant.     For the nine months ended September 30, 2008, the fair value of the Company’s Enliven warrant decreased by $1.6 million.  The warrant had met the definition of a derivative instrument which required changes in the fair value of the warrant to be recorded in the statement of income.  In connection with the October 2008 acquisition of Enliven, the Company’s Enliven warrant was effectively canceled.

Interest Income and Other.     For the nine months ended September 30, 2009 interest income and other decreased $0.6 million as compared to the same period in the prior year.  The decrease was the result of lower amounts of cash on hand, a decrease in the average interest rate on invested cash and an increase in other expense.

Provision for Income Taxes.     For the nine months ended September 30, 2009 and 2008 the provision for income taxes was 46% and 40%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% for the 2009 period and 34% for the 2008 period, as a result of state and foreign income taxes and certain non-deductible expenses.  The majority of the increase to the effective rate for the nine months ended September 30, 2009 relates to stock-based compensation and tax losses in foreign jurisdictions which are not expected to be deductible in the U.S.

Financial Condition

The following table sets forth certain major balance sheet accounts of the Company as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$26,803	$17,180
Accounts receivable, net	41,298	42,971
Property and equipment, net	42,330	37,980
Deferred income taxes, net	35,148	7,777
Goodwill and intangible assets, net	317,069	361,769

Liabilities:
Accounts payable and accrued liabilities	18,425	22,398
Debt	107,837	173,137

Stockholders’ equity	335,010	269,518

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

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 79 days and 76 days at September 30, 2009 and December 31, 2008, respectively.

Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity.  Further, the balance of property and equipment is affected by recording depreciation expense.  For the nine months ended September 30, 2009, purchases of property and equipment were $4.6 million in cash and $4.5 million of vendor financed purchases (total of $9.1 million), as compared to purchases of $9.8 million for the same period in 2008.  For the nine months ended September 30, 2009 and 2008, capitalized costs of developing software were $6.0 million and $4.1 million, respectively.

Goodwill and intangible assets decreased from December 31, 2008 primarily as a result of recognizing $35.1 million of NOLs in connection with the acquisition of Enliven and amortization of intangible assets.  The NOLs were initially fully reserved in the purchase price allocation until an Internal Revenue Code section 382 study could be completed.  Such study was completed during the third quarter and the valuation allowance was removed.

Accounts payable and accrued liabilities decreased $4.0 million during the nine months ended September 30, 2009.  The decrease relates primarily to (i) the timing of when certain payments are made and (ii) paying certain liabilities incurred in connection with the purchase of Vyvx.

Debt decreased $65.3 million during the nine months ended September 30, 2009 as a result of (i) the Company using proceeds from a public equity offering in June 2009 to reduce its debt and (ii) scheduled principal payments.

Stockholders’ equity increased $65.5 million during the nine months ended September 30, 2009.  The increase relates primarily to (i) issuing $52.5 million of equity in connection with the June 2009 public equity offering, (ii) reporting net income of $10.5 million and (iii) recording stock compensation of $3.4 million.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$10,538	$9,594
Depreciation and amortization	19,527	15,101
Unrealized loss on derivative warrant investment	—	1,601
Deferred income taxes and other	12,035	5,582
Changes in operating assets and liabilities, net	(6,095)	6,793
Total	36,005	38,671

Investing activities:
Purchases of property and equipment	(4,630)	(9,821)
Capitalized costs of developing software	(6,035)	(4.128)
Other	—	7
Acquisition, net of cash acquired	—	(134,846)
Total	(10,665)	(148,788)

Financing activities:
Proceeds from issuance of common stock, net	51,863	204
Borrowings (repayments) of debt, net	(67,536)	129,396
Total	(15,673)	129,600

Effect of exchange rate changes on cash	(44)	30

Net increase in cash and cash equivalents	$9,623	$19,513

The Company generates cash from net income after adding back certain non-cash items such as depreciation and amortization.  This cash is typically used to purchase property and equipment, develop software, make strategic investments, and to acquire similar and/or ancillary businesses.  Generally, completing acquisitions requires additional capital resources, such as borrowings from a credit facility and/or issuing equity instruments.

For the nine months ended September 30, 2009, the Company generated $36.0 million from operating activities. This cash was used to repay a portion of the Company’s debt, develop internally used software and purchase property and equipment.    Further, in June 2009 the Company raised $52.5 million in a public equity offering.  This cash was used principally to repay a portion of its debt.  For the nine months ended September 30, 2008, the Company used $134.8 million of cash to acquire the Vyvx advertising services business.  The majority of this cash was obtained from borrowings on the Senior Credit Facility and the Bridge Loan (see Note 5).

The Company expects to use cash in connection with (i) scheduled payments under its Senior Credit Facility, (ii) the organic growth of its business, and (iii) the purchase of property and equipment in the normal course of business.  Further, the Company may use its cash in connection with the acquisition of similar and/or ancillary businesses.

As of September 30, 2009, the Company’s sources of liquidity included (i) $26.8 million of cash on hand, (ii) $30.0 million of availability under the Senior Credit Facility, and (iii) the potential issuance of additional debt and/or equity.  In addition, in October 2009, the Company filed a registration statement with the SEC for the issuance of up to 4.5 million shares of its common stock and $25 million of preferred stock.  The registration statement is subject to completion and the Company may not sell the shares until the registration statement becomes effective.

The Company believes its (i) cash and cash equivalents and (ii) cash generated from operating and financing activities will satisfy its capital needs for the next 12 months.

Contractual Payment Obligations

As discussed above, in June 2009 we raised $52.5 million in a public equity offering.  Substantially all of the net proceeds were used to reduce debt.  The table below summarizes the Company’s expected payments relating to its outstanding debt (including estimated interest) as of September 30, 2009 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00-2.99 Years	3.00-5.00 Years	After 5 Years

Debt (includes estimated interest)	$125,720	$27,696	$49,185	$48,839	$—

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

Interest Rate Risk

The Company issued variable-rate debt that, as of September 30, 2009, had an outstanding balance of $107.8 million.  Of that amount, the Company entered into three interest rate swap agreements with certain financial institutions for an aggregate $87.5 million.  With respect to the portion of the Company’s variable-rate obligations outstanding at September 30, 2009 that is not subject to an interest rate swap agreement (i.e., $20.3 million), each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease the Company’s annual interest expense and related cash payments by approximately $0.1 million.  These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year.  Conversely, since almost all of the Company’s cash balances ($26.8 million at September 30, 2009) are invested in variable-rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the third quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting that we believe have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DG FASTCHANNEL, INC.

Dated: November 6, 2009	By:	/s/ OMAR A. CHOUCAIR
Omar A. Choucair
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)