Form 10-K
period 2009-12-31
DG FastChannel, Inc
filed 2010-03-10
CIK 934448

Use these links to rapidly review the document
TABLE OF CONTENT
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $604 million as of December 31, 2009, and approximately $385 million as of June 30, 2009, the last business day of the Registrant's most recently completed second quarter. Shares of Common Stock held by each officer and director of the Registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 1, 2010 the Registrant had 24,679,681 shares of Common Stock outstanding.

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

DG FASTCHANNEL, INC.

PART I

ITEM 1.    BUSINESS

General

        DG FastChannel, Inc. (the "Company" or "DGF") is a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our Network Operation Centers ("NOCs"), located in Irving, Texas ("Irving NOC"), Atlanta, Georgia ("Atlanta NOC") and Jersey City, New Jersey ("New Jersey NOC"), which link more than 5,000 advertisers, advertising agencies and content owners with more than 23,000 radio, television, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada, and Europe. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. We offer a variety of other ancillary products that serve the advertising industry.

        For the year ended December 31, 2009, we provided delivery services for 22 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to electronic delivery of video and audio advertising content. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which is typically performed digitally but sometimes physically. We offer a digital alternative to dub and ship delivery of spot advertising. We generally bill our services on a per transaction basis.

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

        The Company was organized in 1991 and is incorporated in Delaware. Over the past five fiscal years, we have completed several strategic transactions including the following:

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

  •
  On June 4, 2007, we acquired privately-held Pathfire, Inc. ("Pathfire") for $29.7 million in cash. Pathfire distributes third-party long-form content, such as news and syndicated programming,

    through a proprietary server-based network via satellite and Internet channels. The acquisition increased the Company's customer base and resulted in operating synergies.

  •
  In December 2006 and early 2007, we acquired an approximate 16% interest in Point.360. On August 13, 2007, we completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that we did not already own (approximately 84%) in exchange for 2.0 million shares of our common stock. In the aggregate, the total purchase price was valued at $49.7 million. The acquisition increased the Company's customer base and resulted in operating synergies. Immediately prior to the exchange, Point.360 spun off its post-production operations to its shareholders (other than the Company), such that on the closing date, Point.360 consisted solely of an advertising services operation.

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

  •
  On March 13, 2008, we amended and restated our $85 million credit agreement with a new six-year, $145 million senior credit facility (the "Senior Credit Facility") with our existing and two additional lenders.

  •
  On June 5, 2008, we completed the acquisition of substantially all of the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3") for approximately $135.4 million in cash (including transaction costs). Vyvx operated an advertising services and distribution business similar to the Company's video and audio content distribution business. The purpose of the acquisition was to expand the Company's customer base and operations, and resulted in operating synergies.

  •
  In May 2007 we acquired 10.8 million shares, or 13% of the then outstanding shares, of Enliven Marketing Technologies Corporation's ("Enliven") common stock. On October 2, 2008, we completed a merger with Enliven. Pursuant to the merger agreement, as amended, we exchanged 0.033 of a share of our common stock for each of the approximately 88 million shares of Enliven common stock outstanding and not previously held by us. In the aggregate, we issued approximately 2.9 million shares of our common stock in the exchange. In the aggregate, including shares of Enliven previously held, the purchase price was $74.6 million. The purpose of the acquisition was to expand our customer base and expand our service offerings.

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

Industry Background

        There are approximately 11,000 commercial radio and 4,500 television, cable and network broadcast stations in the United States and Canada. These stations primarily generate revenue by selling airtime to advertisers. In addition, there are approximately 8,100 daily and weekly newspapers in circulation in the United States. Newspapers also primarily generate revenues from advertising. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Television advertising is characterized as network or spot, depending on how it is purchased and distributed. Network advertising typically is delivered to stations as part of a network feed (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

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

        Broadcast media time is typically purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers, their agencies and media buying firms select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and demographic characteristics. The actual commercials or spots are typically produced at a digital production studio and recorded on digital tape. Variations of the spot intended for specific demographic groups are also produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations, and can be delivered physically, via the traditional dub and ship method, or electronically.

        While many radio and television broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of audio and video advertising content still include manual duplication and physical delivery of analog tapes. Many companies, commonly known as dub and ship houses, duplicate audio and video tapes, assemble them according to agency specified bills of material and package them for air express delivery. Advertisers and their agencies can choose to have advertising content delivered electronically via the Internet and satellite transmissions. Electronic transmission has several advantages over dub and ship delivery, including: cost, transmission time, labor, materials, quality of content and control of distribution. The amount of advertising content transmitted electronically has steadily increased, and we estimate that approximately 95% of radio spots and approximately 60% of video spots are now electronically distributed. We believe that these figures will continue to grow as advertisers continue to take advantage of the benefits of electronic distribution.

        Radio and television continue to attract significant portions of the advertising dollars spent by advertisers and advertising agencies and represent powerful mediums for cost-effectively reaching large, targeted audiences and offer the accountability and returns that advertisers increasingly demand.

        The unique capabilities of online advertising, the growing number of Internet users and increased Internet traffic have contributed to rapid growth in online advertising spending over the last several years. According to eMarketer, an advertising trade journal, online advertising represented 13.7% of the total United States advertising market in 2009. ZenithOptimedia predicts worldwide online advertising spending will increase to 16.2% of the total worldwide advertising market by 2012. Additionally, according to the ZenithOptimedia, global online advertising expenditures are projected to grow from $54.1 billion in 2009 to $77.5 billion in 2012, representing a compound annual growth rate of 12.75%. eMarketer predicts online advertising expenditures in the United States are to grow from $22.4 billion in 2009 to $34.0 billion in 2014, representing a compound annual growth rate of 8.7%.

        While historically a large component of online advertising market growth was driven by Internet-centric publishers, retailers and direct marketing providers, traditional media advertisers, including consumer packaged goods and brand advertisers, are increasingly recognizing the significance and unique capabilities of the Internet and are allocating more of their marketing budgets to online advertising. The growth in online advertising is also being driven by strong increases in online brand marketing through display ads, rich media and video ads. While the majority of online advertising spending is still allocated to direct response campaigns, including paid search ads, classifieds, e-mail advertising and lead generation or referrals, advertisers are increasingly recognizing the potential offered by the unique branding capabilities of the Internet. As a result, many advertisers seek to utilize innovative media formats to create highly engaging brand experiences for their online customers. According to eMarketer, online video advertising and rich media advertising are expected to be the fastest growing advertising formats in the United States and spending is projected to increase from $1.0 billion and $1.5 billion in 2009 to over $5.2 billion and $2.1 billion, respectively, in 2014, representing a compound annual growth rate of 39% and 7%, respectively. Emerging media formats and channels, such as mobile devices, game consoles and on-demand television, provide significant opportunities for advertisers to expand audience reach and strengthen their relationship with their target audience in innovative ways. Forrester Research projects United States advertising spending in emerging media channels to grow from $1.0 billion in 2007 to $10.6 billion in 2012, representing a compound annual growth rate of 59%.

        In 2009, a shift began from digital marketing to an interactive approach with consumers. Interactive marketing creates a two-way interaction with consumers. Marketing dollars to interactive marketing such as social media via the Internet or mobile devices are increasing. Forrester Research projects United States advertising spending on interactive media to grow from $25.6 billion in 2009 to $55.0 billion in 2014, representing a compound annual growth rate of 17%.

Services

        Through our suite of innovative services, we seek to address the needs of advertisers at various stages along the value chain of advertisement creation and delivery. These include idea generation, production and duplication, content distribution, media asset management and broadcast verification products. By offering services that encompass multiple stages of content creation and delivery, we are able to simplify the workflow process for advertisers. We believe our solutions offer advertisers tools essential to the creation and strategic distribution of advertisements in a cost-effective manner. We continually upgrade our systems to meet our customer's needs. During the years ended December 31, 2009, 2008, and 2007 we spent $6.3 million, $4.3 million and $3.2 million, respectively, on research and development activities, none of which were sponsored by customers. Our services address our clients' needs for efficient, accurate and reliable solutions for the development and delivery of advertising content across a wide spectrum of media, and include the following offerings:

        Advertising Distribution.    We provide primarily electronic and, to a lesser extent, physical distribution of broadcast advertising content to broadcast stations throughout the United States and Canada. We operate a digital network, currently connecting more than 5,000 advertisers and advertising agencies with approximately 4,500 television, cable and network broadcast destinations, approximately 11,000 radio stations, and approximately 8,100 daily and weekly newspapers in circulation in the United States and Canada. Our network enables the rapid, cost-effective and reliable electronic transmission of video and audio spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. Our technologically advanced digital network delivers near master quality video and audio to broadcasters, which is equal or superior to the content currently delivered on dub and ship analog tapes. Our network routes transmissions to stations through an automated online transaction and delivery system, enabling delivery in as little as one hour after an order is received.

  •
  Video.  We receive video content electronically primarily via our proprietary file transfer software that is deployed in post production studios. Video content also can be ingested through our various regional operations facilities throughout the United States. When video content is received, our employees conduct a quality control of the content, digitize the material and upload the content to our NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to Company-owned servers, called DG FastChannel HD Xtreme™ servers, that we have placed in television stations and cable interconnects.

  •
  Audio.  Audio content can be uploaded via the Internet electronically. In addition, audio can be received using our Upload Internet audio collection system. Audio transmissions are delivered over the Internet via our SpotCentral audio application that allows the radio stations to download the radio spots on demand.

  •
  Print.  Print content can be uploaded via the Internet electronically into our print media distribution system. Print transmissions are delivered over the Internet to various newspaper locations via proprietary web-based software applications. The print transmissions are modified to the specific format as required by the individual newspapers.

        Video and audio transmissions are received at designated television and radio stations on DG FastChannel Spot Boxes, Client Workstations and Digital Media Managers. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal station and format for subsequent broadcast. Through our NOCs, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

        We offer various levels of digital video and audio distribution services to advertisers distributing content to broadcasters. These include the following: DGFC Priority, a service which guarantees arrival of the first spot on an order within one hour; DGFC Express, which guarantees arrival within four hours; DGFC Standard, which guarantees arrival by noon the next day; and DGFC Economy, which guarantees arrival by noon on the second day. We also offer a set of premium services enabling advertisers to distribute video or audio spots provided after normal business hours. We generally charge a fee per delivery for our advertising distribution service, which varies based on the service level ordered by the customer.

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

        UAP is "technology agnostic," meaning it delivers advertisements that utilize all major technologies and formats. UAP offers a suite of products including Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that "float"/play over the top of an Internet site page).

        We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices with fees based on the number of times an advertisement is deployed (i.e., on a "CPM", or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.02 to $5.25 per thousand impressions in 2009.

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

        Creative and Digital Marketing Solutions    In 2008, as part of our Enliven acquisition, we acquired Springbox, Ltd. ("Springbox"), an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions that provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the UAP and integrated with our premium rich media ad delivery capabilities. This combined offering is the next step in the evolution of our business, and will better position us to take advantage of the market opportunity for integrated online marketing solutions.

        Springbox allows us to provide full service interactive marketing solutions for our clients. Additionally, the division supports the development of advanced advertising formats and advertising content making use of UAP more appealing to marketers. Finally these services keep us on the cutting-edge of the industry, giving us hands-on experience with the design, creation and deployment of rich media websites.

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

Markets and Customers

        A large portion of our revenue is derived from the delivery of spot television and radio advertising to broadcast stations, cable systems and networks. We derive revenue from brand advertisers and advertising agencies, and from our marketing partners, which are typically dub and ship houses that have signed agreements with us to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via our electronic delivery service in exchange for price discounts from us. The relative volumes of advertisements distributed by us are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from these segments is subject to seasonal, quarterly, and cyclical variations. No single customer accounts for more than 10% of our annual revenue.

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

        We market to broadcast stations to arrange for the placement of our DG FastChannel Spot Boxes for the receipt of video advertisements.

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

Competition

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast, and Ascent Media deliver television advertising spots to satellite TV systems, broadcast TV stations and/or cable head ends. At the same time, many companies, including Akamai and Limelight Networks are implementing technologies to distribute video to the established traditional channels and new media outlets. Additionally, numerous companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations.

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

        In our advertising distribution business, we compete with dub and ship houses across the country but additionally with one or more satellite-based video distribution networks. We also anticipate that certain common and/or value-added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although we believe that no such carriers have yet begun spot advertising distribution.

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

        Competitors in our online advertising solution business include full service advertising delivery companies like Microsoft and Google. Additionally, certain companies specialize in delivering rich media and video advertisements like Pointroll (a division of Gannett), Eyewonder, Eyeblaster, and Flashtalking. Competitors in the services sector include advertising agencies, online agencies and independent creative talent that can build content in the Unicast format or in other rich media formats.

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

Intellectual Property and Proprietary Rights

        We primarily rely upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in our technologies. We currently have 55 patents issued with expiration dates ranging from March 2016 to May 2026 and 12 other patent applications pending. We also have 71 trademark registrations, 15 trademark applications and approximately 30 copyright registrations.

Employees

        As of December 31, 2009, we had a total of 739 employees, including 155 in research and development, 67 in sales and marketing, 438 in operations, and 79 in finance and administration; 724 of these employees are located in the United States and 15 are located in the United Kingdom. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We consider our relations with our employees to be good.

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

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for High Definition "HD" spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to maintain profitability.

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

        The advertisement distribution and asset management industry is characterized by extremely rapid technological change, frequent new products, service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers, including the need for "HD" spots. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations and cash flows will be harmed.

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

        Our revenues are generated primarily from providing online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising, which was followed by a downturn in advertising spending on the Internet in 2002. In addition, during a period of economic weakness in 2001, advertising spending online decreased at a faster rate than overall ad spending, although we believe this was because many of the companies advertising online were Internet companies experiencing significant financial distress. Following the recent negative developments in the world economy, several agency and analyst organizations now predict that the growth in online advertising may be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given period.

Seasonality in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

        Historically, the industry has experienced lower sales for services in the first quarter, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. Nevertheless, in any single period, product and service revenues and delivery costs are subject to variation based on changes in the volume and mix of deliveries performed during such period. In addition, we have historically operated with little or no backlog. The absence of backlog and fluctuations in revenues and costs due to seasonality increases the difficulty of predicting our operating results.

The markets in which we operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast, and Ascent Media deliver television advertising spots to satellite TV systems, broadcast TV stations and/or cable head ends. At the same time, many companies, including Akamai and Limelight Networks are implementing technologies to distribute video to the established traditional channels and new media outlets. Additionally, numerous companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations.

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

        In addition, we compete with one or more satellite-based video distribution networks. We also anticipate that certain common and/or value-added telecommunications carriers and other companies may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries.

        In our online advertising solution business we face formidable competition from other companies that provide solutions and services similar to ours. Currently, the primary online video competitors are Google and Microsoft. In March 2008, Google acquired DoubleClick and in May 2007, Microsoft acquired aQuantive. DoubleClick and Atlas offer solutions and services similar to ours and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and Atlas businesses and increase their ability to compete with us.

        Google and Microsoft have significantly greater name recognition and greater financial, technical and marketing resources than we offer in our online advertising solution business. Microsoft also has a longer operating history and more established relationships with customers. In addition, we believe that both Google and Microsoft have a greater ability to attract and retain customers due to numerous competitive advantages, including their ability to offer and provide their marketing and advertising customers with a significantly broader range of related solutions and services than us. Google and Microsoft may also use their experience and resources to compete with us in a variety of ways, including through acquisitions of competitors or related businesses, research and development, and marketing for new customers more aggressively. Furthermore, Google or Microsoft could use campaign management solutions as a loss leader or may provide campaign management solutions or portions of such solutions without charge or below cost in order to encourage customers to use their other product offerings. If Google or Microsoft is successful in providing solutions or services that are better than ours, leverage platforms more effectively than ours or that are perceived by customers as being more cost-effective, we could experience a significant decline in our customer base and in their use of our solutions and services. Such a decline could have a material adverse effect on our business, financial condition and results of operations.

        In addition to Google and Microsoft, we face competition from other companies in our online advertising solutions business. Among our competitors are rich-media solutions companies (such as Pointroll, Eyeblaster, Eyewonder and Flashtalking) and ad serving companies (such as Zedo and CheckM8). In addition, we may experience competition from companies that provide web analytics or web intelligence. Our competitors may develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than us.

        We believe that our ability to compete successfully with all of our service offerings depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions. In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

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

        2003 was the first year we reported net income after having been unprofitable since our inception. While we reported profit again in 2004, 2007, 2008, and 2009, we experienced a loss in 2005 and 2006. We could begin to generate net losses in the future, which could depress our stock price. Decreases in revenues could occur, which could impair our ability to operate profitably in the future. Future success also depends in part on obtaining reductions in delivery and service costs, particularly our ability to continue to automate order processing and to reduce telecommunications costs. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, such as risks that the market might fail to grow, expenses relating to modifying products and services to meet industry standards as they change over time, and difficulties in gaining and maintaining market share. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, continually upgrade our technologies and begin to commercialize products incorporating such technologies. We may not be successful in addressing any or all of these risks and may not be able to sustain profitability.

We may not be able to obtain additional financing to satisfy our future capital needs.

        We intend to continue making capital expenditures to market, develop, produce and deploy at no cost to our customer, the various equipment required by the customers to receive our services and to introduce additional services. In addition, we will need to make the investments necessary to maintain and improve our network. We also expect to expend capital to consummate any mergers and acquisitions that we undertake in the future. We may require additional capital sooner than currently anticipated and may not be able to obtain additional funds adequate for our capital needs. We cannot predict any of the factors affecting the revenues and costs of these activities with any degree of certainty. Accordingly, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions.

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

  •
  seek an additional merger partner; or

  •
  sell additional securities on terms that are dilutive to our stockholders.

Our business is highly dependent upon radio and television advertising. If demand for, or margins from, our radio and television advertising delivery services decline, our business results could decline.

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

If we are not able to maintain and improve service quality, our business and results of operations could decline.

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

        While we are taking the steps we believe are required to achieve the network capacity and scalability necessary to deliver video content, such as HD content, reliably and cost effectively as video advertising delivery volume grows, we may not achieve such goals because they are highly dependent on the services provided by our telecommunication providers and the technological capabilities of both our customers and the destinations to which content is delivered. If our telecommunication providers are unable or unwilling to provide the services necessary at a rate we are willing to pay or if our customers and/or our delivery destinations do not have the technological capabilities necessary to send and/or receive video content, our goals of adequate network capacity and scalability could be jeopardized.

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

We rely on bandwidth providers and other third parties for key aspects of the process of providing products and services to our customers, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

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

If we were no longer able to rely on our existing providers of transmissions services, our business and results of operations could be harmed.

        We obtain our local access transmission services and long distance telephone access through contracts with Sprint and Verizon, both of which expire in November 2010. The agreement with Sprint provides for reduced pricing on various services provided in exchange for minimum purchases of $0.4 million each year and the Verizon contract provides reduced pricing in exchange for minimum purchases of $0.3 million each year. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

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

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over the AMC-9 and Galaxy 18 satellite systems. However, the Clear Channel or Galaxy 18 satellite systems may not have the capacity to meet our future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have a non-exclusive agreement with Clear Channel that expires in June 2010 and Intelsat that expires in December 2013. We expect to renew and extend our agreement with Clear Channel before its expiration. The agreements provide for fixed pricing on dedicated bandwidth and give us access to satellite capacity for electronic delivery of digital audio and video transmissions by satellite. Clear Channel and Intelsat are required to meet performance specifications as outlined in the agreements, and we are given a credit allowance for future fees if Clear Channel or Intelsat do not meet these requirements. The agreements state that Clear Channel or Intelsat can terminate the agreement if we do not make timely payments or become insolvent.

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

        As of December 31, 2009, our executive officers and directors and their respective affiliates owned approximately 10% of our common stock. As a result, these stockholders may be able to control or significantly influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if a change of control is in the best interest of all stockholders.

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

        We acquired Enliven, the Vyvx advertising services business of Level 3 Communications, LLC, Pathfire, Point.360, GTN, and FastChannel Network Inc. Our business strategy might include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

        Our future success will depend to a significant extent upon the services of Scott K. Ginsburg, Chairman of the Board and Chief Executive Officer, Neil Nguyen, President and Chief Operating Officer, and Omar A. Choucair, Chief Financial Officer. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

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

Our revenues will be impacted by seasonal fluctuations and decreases or delays in advertising spending due to general economic conditions.

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

        Unicast Advertising Platform (UAP) is our proprietary ad deployment technology. We must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deploy advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies, and web publishers and could result in contract terminations, fee rebates and make-goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising deployed through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Company's material properties are listed below:

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Irving, TX	Headquarters Corporate Office	Ads	2011	26,025
Irving, TX	Headquarters Corporate Office	Ads	2011	2,725
Detroit, MI	Sales and Operations	Ads	2012	76,488	35,417
Wilmington, DE	Sales and Operations	Ads	2010	54,800
Roswell, GA	Sales and Operations	Ads	2010	32,900
New York, NY	Sales and Operations	Ads	2016	26,200
Burbank, CA	Sales and Operations	Ads	2011	24,500
Chicago, IL	Sales and Operations	Ads	2011	18,500
Los Angeles, CA	Sales and Operations	Ads	2011	17,700
New York, NY	Sales and Operations	Ads	2011	15,600
Chicago, IL	Sales and Operations	Ads	2016	13,580
New York, NY	Sales and Operations	Ads	2017	12,500
Louisville, KY	Dub and Ship Facility	Ads	2013	9,100
Dallas, TX	Sales and Operations	Ads	2013	6,400
Austin, TX	Sales and Operations	Ads	2011	5,600
Boca Raton, FL	Administrative, Sales and Operations	Other	2011	3,816
London	Sales and Production	Other	2012	775
Austin, TX	Sales and Operations	Other	2011	12,400

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company has been traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol DGIT since the Company's initial public offering on February 6, 1996. On May 26, 2006, the Company's common stock was reverse split on a 1-for-10 basis.

        The following table sets forth the high and low closing sales prices of our common stock from January 1, 2008 to December 31, 2009. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2009		Fiscal Year Ended 2008
	High	Low	High	Low
First Quarter	$19.20	$12.90	$25.29	$17.71
Second Quarter	23.41	17.72	20.64	16.65
Third Quarter	21.12	16.70	24.06	16.26
Fourth Quarter	29.11	20.39	21.05	11.87

        On November 30, 2004, the Board of Directors authorized the purchase of up to $3.5 million of the Company's common stock. No expiration date of the purchase program was specified. During 2004 and 2005, the Company purchased 56,371 shares of its common stock at an average price of $13.35, for a total of $752,173. No purchases have been made since 2005. As of December 31, 2009, $2,747,827 remains available for future purchases.

        As of February 28, 2010, the Company had issued 24,736,051 and outstanding 24,679,681 shares of its common stock. As of February 28, 2010, the Company's common stock was held by approximately 240 stockholders of record. The Company estimates that there are approximately 10,000 beneficial stockholders.

        The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain any future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Further, the Company's Senior Credit Facility prohibits the payment of cash dividends. There are no restrictions on accumulated deficit or net income other than the declaration or payment of cash dividends.

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on the Common Stock between December 31, 2004 and December 31, 2009 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2003 in the common stock, the Nasdaq Composite Index and the Nasdaq Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among DG Fastchannel, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Date Processing Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
DG Fastchannel, Inc.	100.00	43.20	107.84	205.12	99.84	223.44
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Computer & Data Processing	100.00	102.45	115.69	138.09	78.91	126.06

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

Company's consolidated financial statements and the selected financial data below. Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues	$190,886	$157,081	$97,687	$68,667	$51,824
Costs and operating expenses excluding depreciation and amortization	117,083	97,999	65,770	49,803	45,227
Depreciation and amortization	26,501	21,351	12,865	8,563	6,348

Income from operations	47,302	37,731	19,052	10,301	249
Other (income) expense:
Interest expense and other, net	11,859	11,536	2,388	2,786	2,990
Unrealized loss (gain) on derivative warrant investment	—	1,544	(1,707)	—	—
Reduction in fair value of long-term investment	—	—	—	4,758	—

Income (loss) before income taxes from continuing operations	35,443	24,651	18,371	2,757	(2,741)
Provision (benefit) for income taxes	14,942	9,572	7,501	2,378	(768)

Income (loss) from continuing operations	20,501	15,079	10,870	379	(1,973)
Income (loss) from discontinued operations	—	—	(457)	(1,028)	883

Net income (loss)	$20,501	$15,079	$10,413	$(649)	$(1,090)

Basic earnings (loss) per share:
Continuing operations	$0.90	$0.81	$0.65	$0.04	$(0.27)
Discontinued operations	—	—	(0.02)	(0.10)	0.12

Total	$0.90	$0.81	$0.63	(0.06)	$(0.15)

Diluted earnings (loss) per share:
Continuing operations	$0.88	$0.79	$0.64	$0.04	$(0.27)
Discontinued operations	—	—	(0.03)	(0.10)	0.12

Total	$0.88	$0.79	$0.61	$(0.06)	$(0.15)

Weighted average common shares outstanding:
Basic	22,572	18,642	16,631	10,568	7,378
Diluted	23,091	19,073	17,096	10,568	7,378

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$33,870	$17,180	$10,101	$24,474	$1,886
Working capital	44,150	20,856	25,601	25,106	1,722
Property and equipment, net	41,520	37,980	27,466	18,074	15,951
Total assets	478,292	473,800	252,495	172,997	110,065
Long-term debt, net of current portion	80,962	154,985	44,325	15,650	20,834
Net assets of discontinued operations	—	—	—	2,441	3,242
Stockholders' equity	347,166	269,518	192,129	141,886	80,207

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

        MD&A is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of DG FastChannel Inc.'s (the "Company" or "us") financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Cautionary Note Regarding Forward-Looking Statements.  This section provides a description of the use of forward-looking information appearing in this report, including in MD&A and the consolidated financial statements. Such information is based on our current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Refer to "Risk Factors" above, for a discussion of the risk factors applicable to us.

  •
  Overview.  This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

  •
  Results of Operations.  This section provides an analysis of our results of operations for three years in the period ended December 31, 2009.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our cash flows for three years in the period ended December 31, 2009, as well as a discussion of our outstanding debt and commitments that existed as of December 31, 2009. Included in the analysis of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

  •
  Recently Adopted and Recently Issued Accounting Guidance.  This section provides a discussion of recently issued accounting guidance that has been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such guidance on our consolidated financial statements when applicable.

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

Overview

        We are a leading provider of digital technology services that enable the electronic delivery of advertisements and other media content from advertising agencies and other content providers to traditional broadcasters and other media outlets. Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission. We face several factors that impact the growth of digital advertising delivery, including the following:

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

        Increase in adoption and popularity of High Definition Television.    Consumer demand for superior quality, declining high definition television ("HDTV") set prices and increasing availability of HDTV content are driving the rapid growth in HDTV adoption, with the United States leading the charge. Currently, all major broadcasters are delivering prime time content via HD broadcasting and with the broadcast industry shifting toward HD, we believe that HDTV advertising will follow. As local television stations have completed the upgrade to their infrastructure to enable HDTV signals, advertisers are increasing the number of HDTV commercials, which we believe will likely require digital distribution.

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

        Dependence on Third Parties.    We depend on several third party vendors to operate our digital distribution network. Accordingly, we are highly dependent on satellite and high-speed connectivity vendors to properly operate our digital network. Further, we are highly dependent on the video advertising aired on TV and cable networks, cable systems, and other broadcast media outlets.

        Significant Transactions.    Part of our business strategy is to merge with, acquire, or make investments in, businesses in the media services industry. The strategy in acquiring these businesses is to expand our digital distribution network, customer base and/or product offerings. Over the last three fiscal years we have completed the following transactions:

  •
  Merger with Enliven
  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock we did not previously own in exchange for 2.9 million shares of our common stock. In the aggregate, including shares of Enliven previously held, the purchase price was $74.6 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm.

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

Results of Operations

2009 vs. 2008

        The following table sets forth certain historical financial data from continuing operations (dollars in thousands).

			% Change	As a % of Revenue
	Year Ended December 31,			Year Ended December 31,
			2009 vs. 2008
	2009	2008		2009	2008
Revenues	$190,886	$157,081	22%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	71,702	64,443	11	37.6	41.0
Sales and marketing	12,678	8,257	54	6.6	5.3
Research and development	6,257	4,268	47	3.3	2.7
General and administrative	26,446	21,031	26	13.8	13.4
Depreciation and amortization	26,501	21,351	24	13.9	13.6

Total costs and expenses	143,584	119,350	20	75.2	76.0

Income from operations	47,302	37,731	25	24.8	24.0
Other (income) expense:
Interest expense	11,774	12,122	(3)	6.2	7.7
Unrealized loss on warrant	—	1,544	(100)	—	1.0
Interest income and other, net	85	(586)	(115)	0.1	(0.4)

Income before income taxes	35,443	24,651	44	18.5	15.7
Provision for income taxes	14,942	9,572	56	7.8	6.1

Income from continuing operations	$20,501	$15,079	36%	10.7%	9.6%

(a) Excludes depreciation and amortization.

        Revenues.    For 2009, revenues increased $33.8 million, or 22%, as compared to the same period in the prior year. The increases were $28.4 million and $5.4 million from the video and audio content distribution and the other segments, respectively. The increase in the video and audio content distribution segment was primarily due to (i) a $28.2 million increase in HD revenue ($59.9 million in 2009 vs. $31.7 million in 2008) driven by an increase in HD deliveries and (ii) a $10.1 million increase in revenue from the October 2008 acquisition of Unicast, partially offset by (iii) a decrease in the number of standard definition ("SD") deliveries and (iv) a $7.2 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections. The

$5.4 million increase in the other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceEcreative's ("SourceE") revenues.

        Cost of Revenues.    For 2009, cost of revenues increased $7.3 million, or 11%, as compared to the same period in the prior year. As a percentage of revenues, cost of revenues decreased to 37.6% in 2009 as compared to 41.0% in 2008. The decrease, on a percentage basis, was primarily attributable to (i) the elimination of substantially all duplicative infrastructure and personnel costs in the second quarter of 2009 associated with the June 2008 acquisition of Vyvx, (ii) a larger percentage of HD revenue, which has a higher profit margin than SD revenue, and (iii) lower delivery costs as a higher percentage of orders were delivered electronically. Prior to the second quarter of 2009, Vyvx had substantial duplicative infrastructure costs. In March 2009, we successfully completed the transition of all the former Vyvx customers over to our Irving NOC, and eliminated the costs associated with the former Vyvx NOC in Tulsa, Oklahoma.

        Sales and Marketing.    For 2009, sales and marketing expense increased $4.4 million, or 54%, as compared to the same period in the prior year. Substantially all the increase was attributable to the addition of Unicast. Unicast has been included in our operating results for twelve months in 2009 versus three months in 2008. Further, since acquiring Unicast in October 2008, we have added more resources to their sales and marketing efforts. Sales and marketing efficiencies gained, on a percentage basis, from the acquisition of Vyvx were offset by increases in costs associated with Unicast.

        Research and Development.    For 2009, research and development costs increased $2.0 million, or 47%, as compared to the same period in the prior year. The increase in research and development costs relates to the addition of Unicast ($2.5 million), partially offset by shifting some employees to software development initiatives that are capitalizable.

        General and Administrative.    For 2009, general and administrative expense increased $5.4 million, or 26%, as compared to the same period in the prior year. The increase was primarily attributable to (i) higher stock-based compensation ($2.8 million), (ii) including Unicast and Springbox in our results for 12 months in 2009 versus three months in 2008 ($2.3 million), (iii) higher facilities costs ($0.6 million) and (iv) higher salary expense ($0.6 million), partially offset by lower incentive compensation ($0.5 million) and audit and tax expense ($0.4 million).

        Depreciation and Amortization.    For 2009, depreciation and amortization expense increased $5.2 million, or 24%, as compared to the same period in the prior year. The increase was primarily attributable to (i) a full year of amortization of the Vyvx and Enliven intangible assets acquired during 2008 versus a partial year of amortization in 2008 ($3.2 million), (ii) more amortization associated with the increase in capitalized software ($1.4 million) and (iii) a full year of depreciation associated with fixed assets acquired in the acquisition of Enliven versus a partial year of depreciation in 2008 ($0.7 million).

        Interest Expense.    For 2009, interest expense decreased $0.3 million, or 3%, as compared to the same period in the prior year. The decrease was due to a lower average interest rate partially offset by an increase in the average amount of debt outstanding during the year. The increase in debt was principally associated with $115 million of borrowings in connection with the purchase of Vyvx in June 2008, a portion of which has been repaid in connection with scheduled quarterly principal payments and the proceeds from our June 2009 public equity offering. Excluding the amortization of fees and expenses, the weighted-average annual interest rate on our debt was 5.8% at December 31, 2009 versus 9.0% at December 31, 2008.

        Unrealized Loss on Derivative Warrant.    For 2008, the fair value of our Enliven warrant decreased by $1.5 million. The warrant met the definition of a derivative instrument which required changes in its fair value to be recorded in the statement of income. In connection with the October 2008 acquisition of Enliven, our Enliven warrant was effectively canceled.

        Interest Income and Other, net.    For 2009, interest income and other decreased $0.7 million as compared to the same period in the prior year. The decrease was the result of a decrease in the average interest rate on invested cash, lower amounts of cash on hand and an increase in other expense.

        Provision for Income Taxes.    For 2009 and 2008 the provision for income taxes was 42% and 39%, respectively, of income before income taxes. The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes and certain non-deductible expenses. The majority of the increase in the effective rate for 2009 relates to executive compensation which is not expected to be deductible. In 2009, we received a tax benefit for certain foreign losses which are not expected to occur in the future. Accordingly, we expect our effective tax rate will increase to about 44% of income before income taxes in the future.

2008 vs. 2007

        The following table sets forth certain historical financial data from continuing operations (in thousands).

			% Change	As a % of Revenue
	Year Ended December 31,			Year Ended December 31,
			2008 vs. 2007
	2008	2007		2008	2007
Revenues	$157,081	$97,687	61%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	64,443	41,589	55	41.0	42.6
Sales and marketing	8,257	7,046	17	5.3	7.2
Research and development	4,268	3,233	32	2.7	3.3
General and administrative	21,031	13,902	51	13.4	14.2
Depreciation and amortization	21,351	12,865	66	13.6	13.2

Total costs and expenses	119,350	78,635	52	76.0	80.5

Income from operations	37,731	19,052	98	24.0	19.5
Other (income) expense:
Interest expense	12,122	3,101	291	7.7	3.2
Unrealized (gain) loss on warrant	1,544	(1,707)	(191)	1.0	(1.8)
Interest income and other, net	(586)	(713)	(18)	(0.4)	(0.7)

Income before income taxes	24,651	18,371	34	15.7	18.8
Provision for income taxes	9,572	7,501	28	6.1	7.7

Income from continuing operations	$15,079	$10,870	39%	9.6%	11.1%

(a)
Excludes depreciation and amortization.

        Revenues.    For 2008, revenues increased $59.4 million, or 61%. The increases were $56.6 million and $2.8 million from the video and audio content distribution and the other segments, respectively. The increase in the video and audio content distribution segment was primarily due to (i) $28.7 million in revenues from the additional customers acquired in the 2008 Enliven and Vyvx transactions,

(ii) 12 months of revenue associated with the Pathfire, Point.360 and GTN acquisitions during 2008 as compared to seven months, five months and four months in 2007, respectively, (iii) a $25.5 million increase in HD revenue (including $7.7 million HD revenue from Vyvx included in (i) above) and (iv) approximately $7.2 million of additional political advertising revenue in connection with the 2008 national, state and local elections. The $2.8 million increase in the other segment primarily relates to the addition of Springbox ($2.3 million), as well as an increase in demand for the services SourceE provides, particularly in the international market.

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

        Research and Development.    For 2008, research and development costs increased $1.0 million, or 32%. The increase was primarily attributable to increased spending for payroll, benefits and consulting necessary to develop new technologies after the acquisitions of Enliven, Vyvx, GTN, Point.360 and Pathfire.

        General and Administrative.    For 2008, general and administrative expense increased $7.1 million, or 51%. The increase was primarily attributable to higher (i) personnel costs ($3.5 million) to support our larger customer base and to reward employees for the improved operating results, (ii) audit and tax fees ($0.8 million) partly associated with the timing of audit work and partly associated with our increased complexity as a result of our recent acquisitions and related financings, (iii) rent and utilities ($0.7 million) associated with the increased number and size of office facilities following the recent acquisitions, (iv) insurance and investor relations costs ($0.4 million), and (v) bank fees ($0.3 million).

        Depreciation and Amortization.    For 2008, depreciation and amortization expense increased $8.5 million, or 66%. The increase was primarily attributable to depreciation of certain tangible assets and amortization of certain intangible assets acquired in the Enliven, Vyvx, GTN, Point.360 and Pathfire transactions, as well as increases in network equipment associated with the larger customer base. In addition, depreciation and amortization increased by $2.3 million as a result of a decision to replace our existing spot boxes (and thereby accelerate the remaining depreciation over the shortened useful life) with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds.

        Interest Expense.    For 2008, interest expense increased $9.0 million or 291%. The increase was due to (i) increased borrowings in connection with the acquisitions of Vyvx, GTN, Point.360 and Pathfire and (ii) an increase in the weighted-average interest rate during the period. Our weighted-average interest rate increased as a result of borrowing $65 million under the Bridge Loan facility in connection with funding the Vyvx acquisition in June 2008. Based on the expected term of the Bridge Loan facility we accrued interest at an annual effective rate of 13.3% (excluding the amortization of fees and expenses).

        Unrealized Gain / Loss on Warrant.    For 2008, the fair value of our Enliven warrant decreased by $1.5 million as compared to a $1.7 million increase in 2007. Prior to our merger with Enliven, the warrant had met the definition of a derivative instrument which required changes in its fair value to be recorded in the statement of income. This investment was effectively canceled in connection with the acquisition of Enliven.

        Interest Income and Other, Net.    For 2008, interest income and other of $0.6 million was very similar to the 2007 amount of $0.7 million.

        Provision for Income Taxes.    For 2008 and 2007, the provision for income taxes was 39% and 41% of income before income taxes, respectively. The provisions for both periods differ from the expected federal statutory rate of 35% for 2008 and 34% for 2007, as a result of state and foreign income taxes and certain non-deductible expenses (see Note 10 to the consolidated financial statements).

        Discontinued Operations.    For 2007, discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") subsidiaries prior to the sale of their assets in 2007. The loss from discontinued operations, net of tax, was $0.5 million for 2007.

Financial Condition

        The following table sets forth certain of our major balance sheet accounts as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$33,870	$17,180
Accounts receivable, net	51,309	42,971
Property and equipment, net	41,520	37,980
Deferred income taxes, net	28,066	7,777
Goodwill and intangible assets, net	317,188	361,769
Liabilities:
Accounts payable and accrued liabilities	21,878	22,398
Debt	102,462	173,137
Stockholders' equity	347,166	269,518

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

        Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. Days' sales outstanding were 82 days and 76 days at December 31, 2009 and 2008, respectively.

        Property and equipment purchases tend to increase with the level of revenues and as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2009, purchases of property and equipment were $7.0 million in cash and $4.4 million of vendor financed purchases (total of $11.4 million), as compared to purchases of $12.4 million in 2008. For 2009 and 2008, capitalized costs of developing software were $6.9 million and $5.7 million, respectively.

        Goodwill and intangible assets decreased during 2009 primarily as a result of recognizing $32.6 million of net operating loss carrryforwards ("NOLs") in connection with the acquisition of Enliven and amortization of intangible assets. The NOLs were initially fully reserved in the purchase price allocation until an Internal Revenue Code Section 382 study could be completed. Such study was completed during 2009 and the valuation allowance was removed.

        Accounts payable and accrued liabilities decreased $0.5 million during 2009. The decrease relates primarily to (i) the timing of when certain payments are made and (ii) paying certain liabilities incurred in connection with the purchase of Vyvx.

        Debt decreased $70.7 million during 2009 as a result of (i) using the proceeds from our June 2009 public equity offering to reduce our debt and (ii) scheduled principal payments.

        Stockholders' equity increased $77.6 million during 2009. The increase relates primarily to (i) issuing $52.5 million of equity in the June 2009 public equity offering, (ii) reporting net income of $20.5 million and (iii) recording stock compensation of $4.0 million.

Liquidity and Capital Resources

Cash Flows

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$20,501	$15,079	$10,413
Depreciation and amortization	26,501	21,351	12,865
Deferred income taxes and other	16,814	11,720	6,486
Changes in operating assets and liabilities, net	(13,435)	(6,770)	(10,731)

Total	50,381	41,380	19,033

Investing activities:
Purchases of property and equipment	(6,966)	(12,384)	(4,143)
Capitalized costs of developing software	(6,950)	(5,661)	(3,282)
Purchases of investments and other		7	(824)
Acquisitions, net of cash acquired		(136,692)	(48,655)

Total	(13,916)	(154,730)	(56,904)

Financing activities:
Borrowings (repayments) of debt, net	(72,911)	120,218	23,304
Proceeds from issuances of common stock, net	53,203	206	191

Total	(19,708)	120,424	23,495

Effect of exchange rate changes on cash	(67)	5	3
Net increase (decrease) in cash and cash equivalents	16,690	7,079	(14,373)
Cash and cash equivalents at beginning of year	17,180	10,101	24,474

Cash and cash equivalents at end of year	$33,870	$17,180	$10,101

        We generate cash from operating activities principally from net income and from adding back certain non cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes. In 2009 we generated $50.4 million in cash from operating activities.

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

        Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. In 2008 we obtained $120.2 million of cash by issuing debt, net of repayments. In 2009, we repaid a portion of this debt primarily from the proceeds of a public equity offering.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash on hand,

  •
  cash generated from operating activities,

  •
  borrowings from our existing credit facility,

  •
  borrowings from any new credit facility, and

  •
  the issuance of equity.

        At December 31, 2009, we had $33.9 million of cash on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

        At December 31, 2009, we had a credit facility (the "Senior Credit Facility") with a group of lenders that had a balance of $102.5 million. In addition, the Senior Credit Facility allows us to borrow $30 million under a revolving loan feature, all of which was available to us at December 31, 2009. In 2010 our scheduled principal payments under the Senior Credit Facility are $21.5 million. A portion of the Senior Credit Facility matures in 2013 with the balance maturing in 2014. See a full description of the Senior Credit Facility in Note 8 of our consolidated financial statements.

        We also have the ability to issue equity instruments. As discussed above, we issued 2.9 million shares of our common stock in connection with our merger with Enliven. We currently have an effective shelf registration statement on file with the SEC for the issuance of (i) up to 4.5 million shares of our common stock and (ii) up to $75 million of preferred stock.

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

        During 2010, we expect we will:

  •
  make required principal payments under our Senior Credit Facility of $21.5 million, and

  •
  purchase property and equipment and incur capitalized software development costs ranging from $14 to $16 million.

        We expect to use cash to further expand and develop our business. While we presently have no definitive plans, we may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 of the notes to consolidated financial statements. Following is a discussion of our critical accounting policies.

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

        Goodwill.    We have three reporting units; video and audio content distribution ("ADS"), SourceE and Springbox. These reporting units were determined by operating segments and quantitative thresholds. Only the ADS and SourceE reporting units have goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including market capitalization. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate used reflects our weighted-average cost of capital. If necessary, the second step of the goodwill impairment test compares the fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its fair value a write-down of the reporting unit's goodwill would be necessary.

        We did not recognize a goodwill impairment loss for 2009, 2008 or 2007. At December 31, 2009, the fair value of goodwill in the ADS and SourceE reporting units exceeded the carrying value by approximately $500 million and $20 million, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. Had the estimated fair value of each of these reporting units been hypothetically lower by 10% as of December 31, 2009, the fair value of goodwill would have exceeded the carrying value by approximately $408 million for ADS and $18 million for SourceE.

        Future impairment charges, while not presently anticipated or foreseen, could occur if future cash flows from these reporting units were to decline significantly. Future cash flows are impacted by a variety of factors including revenues, operating margins, income taxes and discount rates.

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to identifiable intangible assets, such as customer relationships and trade names, and property and equipment including capitalized internally-developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We did not recognize any impairment losses related to long-lived assets for the years ended December 31, 2009, 2008 or 2007, nor do we presently foresee any such impairment losses.

        Income Taxes.    Deferred taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal income tax purposes. We have both deferred tax assets and deferred tax liabilities, which are shown on a net current and net non-current basis on the accompanying consolidated balance sheets. Deferred tax assets relate primarily to NOL carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not likely. Significant judgment is required in making these assessments, which generally relate to an acquired operation generating future taxable income. We did not recognize any write-offs of deferred tax assets for the years ended December 31, 2009, 2008 or 2007, nor do we presently foresee any such write-offs.

        Revenue Recognition.    We derive revenue from services which consist primarily of (i) the distribution of digital and analog video and audio media content, (ii) media research resources, and (iii) support and other services. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

        Below are descriptions of our services and other offerings, and generally the triggering point of revenue recognition, provided all other revenue recognition criteria have been met.

        Our services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Costs of shipping tapes and other products are included in the cost of revenues.

        We offer an online advertising campaign management and deployment product. This product allows publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

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

        We sell monthly, quarterly, semi-annual and annual subscriptions to access our online creative research database. We recognize revenue ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material. Revenue for these services is recognized in the month the storage service has been performed. Revenue related to our other services is recognized on a per transaction basis once the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

        We have a creative services group that builds content to a format specified by our customers. We charge fees for these services based on the time incurred and materials used to complete the project. Revenue related to retainers is recognized ratably over the term of the retainer contract. Certain project revenue is recognized on a completed-contract basis. For projects where we can reasonably estimate the total project costs and the portion of the entire project complete at any point, we use the proportional performance method for recognizing revenue. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

Recently Adopted and Recently Issued Accounting Guidance

        See Recently Adopted and Recently Issued Accounting Guidance in Note 2 to our consolidated financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations, including estimated interest, at December 31, 2009 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Debt (includes estimated interest)	$115,194	$27,010	$42,926	$45,258	$—
Operating leases	18,384	6,703	7,046	2,871	1,764
Employment contracts	4,876	3,094	1,782	—	—
Unconditional purchase obligations	13,682	8,047	3,835	1,800	—

Total contractual obligations	$152,136	$44,854	$55,589	$49,929	$1,764

 Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to five years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2009, 2008 and 2007, rent expense, net of sublease rentals, for all operating leases amounted to approximately $6.5 million, $5.0 million and $3.2 million, respectively.

        Other than our operating leases, we are not a party to any off-balance sheet arrangement that we believe is likely to have a material impact on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

        We provide limited services to entities located outside the United States and, therefore, believe the risk that changes in exchange rates will have a material adverse impact on our results of operations is remote. Historically, our foreign currency exchange gains and losses have been immaterial.

Interest Rate Risk

        We issued variable-rate debt that had an outstanding balance of $102.5 million at December 31, 2009. With respect to that debt, we entered into three interest rate swap agreements for a total of $87.5 million with certain of our lenders. For the portion of our variable-rate debt that is not subject to an interest rate swap agreement (i.e., $15.0 million at December 31, 2009), each 25 basis point increase or decrease in interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by less than $0.1 million. These potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the year. Conversely, since almost all of our cash balances ($33.9 million at December 31, 2009) are invested in variable-rate interest earning assets, we would also earn more (less) interest income due to such an increase (decrease) in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in our consolidated financial statements and the notes thereto beginning at Page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Management's Report on Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We are using the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on our assessment, we have concluded our internal control over financial reporting was effective as of December 31, 2009.

        Our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young's report on our internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting

        During the three months ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of DG FastChannel, Inc.

        We have audited DG FastChannel, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, DG FastChannel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DG FastChannel, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas March 10, 2010

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of February 28, 2009:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	57	Chief Executive Officer and Chairman of the Board	2010
Neil H. Nguyen(1)	36	President and Chief Operating Officer and Director	2010
Omar A. Choucair(1)	48	Chief Financial Officer and Director	2012
William Donner(2)	57	Director	2011
Lisa C. Gallagher(3)	53	Director	2012
Kevin C. Howe(2),(3)	61	Director	2011
David M. Kantor(3)	53	Director	2012
Anthony J. LeVecchio(2)	63	Director	2011

(1)
Member of the Executive Committee

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

        Scott K. Ginsburg joined the Company in December 1998 as Chairman of the Board. Mr. Ginsburg assumed the additional role of Chief Executive Officer in November 2003. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked in a professional capacity of Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. Then, in the early 1980's, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation. Mr. Ginsburg served as Chancellor's Chief Executive Officer and a Director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to become the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, the Boardwalk Auto Group acquired the Ferrari and Maserati dealership in San Francisco. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

        Mr. Ginsburg's qualifications to serve on our Board of Directors include:

  •
  service as the Chairman of the Board and Chief Executive Officer of Chancellor Media Corporation, AMFM, Inc. and Evergreen Media, which provides the Board a broad perspective of someone with all facets of a global media enterprise, including direct responsibility for strategic planning and operations and corporate governance items;

  •
  extensive knowledge and experience of the advertising and media industry and its participants, as well as a deep understanding of operations in political and regulatory environments;

  •
  vast expertise in corporate strategy development, mergers and acquisitions proficiency, and organizational acumen;

  •
  valuable financial expertise, including extensive experience with capital market transactions and both equity and debt capital raises;

  •
  experience leading and directing large media businesses, which informs his judgment and risk assessment as a board member; and

  •
  background as a attorney, and his previous role in government and as founder and sole-proprietor of several auto dealerships, provides a unique perspective to the Board.

        Neil H. Nguyen joined the Company as Executive Vice President of Sales and Operations in March 2005. In 2009 he was promoted to President and Chief Operating Officer. In December 2009, he was appointed as a member of the Board of Directors. Prior to joining the Company, from 1998 to 2002, Mr. Nguyen served as President of Point.360's MultiMedia Group and also served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development from 2003 to 2005. Mr. Nguyen received a B.S. from California State University, Northridge.

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with a various media companies, as well as his executive leadership and management experience;

  •
  extensive knowledge and experience of the advertising and media industry and its participants, as well as a deep understanding of operations in the advertising industry; and

  •
  day to day leadership as current President and Chief Operating Officer of the Company provides him with intimate knowledge of our operations.

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

        Mr. Choucair's qualifications to serve on our Board of Directors include:

  •
  extensive experience with public and financial accounting matters for complex business organizations, including over ten years of experience with KPMG LLP;

  •
  extensive knowledge and experience of the advertising and media industry and its participants;

  •
  valuable financial expertise, including extensive experience with capital market transactions and both equity and debt capital raises; and

  •
  service in executive finance roles of Chancellor Media Corporation, AMFM, Inc. and Evergreen Media, which provides the Board a perspective of someone with all facets of a broad media enterprise, including direct responsibility for financial and accounting issues.

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

        Mr. Donner's qualifications to serve on our Board of Directors include:

  •
  experience as a Chief Executive of MedCommons and founder of a software systems integrator, provide him unique insights into the Company's challenges, opportunities and operations;

  •
  previous experience serving on private company boards and membership of board committees, resulting in familiarity with corporate and board functions; and

  •
  training as an engineer and former Chief Architect of Reuters, providing him with a deep technological and financial expertise about the Company's products and current technology, as well as about anticipated future technological needs of the Company and the industry.

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

        Ms. Gallagher's qualifications to serve on our Board of Directors include:

  •
  possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies;

  •
  strong investment banking background with extensive knowledge and experience of over 20 years working in the media industry and its related participants;

  •
  previous experience serving on private company boards and membership of board committees, resulting in familiarity with corporate and board functions; and

  •
  day to day leadership, as current Chief Operating Officer of Hawtan Leathers, provides her with valuable knowledge of operations and business challenges.

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

        Mr. Howe's qualifications to serve on our Board of Directors include:

  •
  valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies;

  •
  experience as a director of a UK-based, international technology company provides the board with a global perspective;

  •
  experience as a former Chief Executive Officer of a large software company and in depth management experience at premier global technology companies helps the Board address the challenges the Company faces due to constant changes in IT capabilities and communications; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as senior independent director of all boards on which he serves, make him an effective chairman of the Board's Compensation Committee.

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

        Mr. Kantor's qualifications to serve on our Board of Directors include:

  •
  service in the Senior Vice President for Network Operations role at Chancellor Media Corporation, AMFM, Inc. and Evergreen Media, which provides the Board a broad perspective of someone with all facets of a large media enterprise, including direct responsibility for sales and marketing, corporate strategy development and operating issues;

  •
  service as the President of ABC Radio Network, which provides the board a broad perspective of someone with all facets of a large media enterprise, including direct responsibility for strategic operations and financial matters;

  •
  day to day leadership, as current Chief Executive Officer of Reach Media, provides him with intimate knowledge of advertising and media operations and media industry challenges; and

  •
  extensive knowledge and experience of the advertising and media industry and its participants, as well as a deep understanding of operations in regulatory environments.

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

        Mr. LeVecchio's qualifications to serve on our Board of Directors include:

  •
  extensive experience serving on public company boards and membership of board committees, resulting in familiarity with corporate and board functions;

  •
  extensive experience with public and financial accounting matters for complex business organizations;

  •
  service in the Chief Financial Officer role for VHA Southwest, which provides the Board a perspective of someone with all facets of a broad enterprise, including direct responsibility for financial and accounting issues; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as senior independent director of other boards on which he serves, make him an effective chairman of the Board's Audit Committee.

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

  Board Leadership Structure

        The Board of Directors has the necessary flexibility to determine whether the positions of Chairman of the Board and Chief Executive Officer should be held by the same person or by separate persons based on the leadership needs of the Company at any particular time. The Board has given careful consideration to separating the roles of Chairman and Chief Executive Officer and has determined that the Company and its shareholders are best served by having Mr. Ginsburg serve as both the Chairman of the Board and Chief Executive Officer. Mr. Ginsburg's combined role as Chairman and Chief Executive Officer enhances the unified leadership and direction of the Board and executive management. Furthermore, given the size of the Company, this structure allows for a single, concise focus for the executive management to execute the Company's strategic initiatives and business plans.

        Mr. Ginsburg has served as both the Chairman of the Board and Chief Executive Officer of the Company since 2003 and Chairman of the Board since 1998. Mr. Ginsburg has been at the forefront of the media content distribution industry and his record of innovation, achievement, and leadership speaks for itself. Under Mr. Ginsburg's leadership, our Company has grown rapidly in terms of revenue, market capitalization, and customer base. The Board of Directors believes that our stockholders have been well served by having Mr. Ginsburg act as both Chairman and Chief Executive Officer.

        The Board of Directors is comprised of independent, active and engaged directors. The Board of Directors and its committees tightly oversee the effectiveness of the management policies and decisions. Each of the Board's committees is comprised entirely of independent directors. As a result, independent directors directly oversee such critical matters as the integrity of the Company's financial statements, the compensation of the executive management, including Mr. Ginsburg's compensation, the selection and evaluation of directors, and the development and implementation of corporate programs.

        Additionally, the Board of Directors believes the Company's Corporate Governance Guidelines, which are available on the Company's website, help ensure that strong and independent directors will continue to play the central oversight role necessary to maintain the Company's commitment to the highest quality corporate governance. We do not have a lead independent director. The Board of Directors believes the Company and its stockholders have been and continue to be well served by having Mr. Ginsburg serve as both Chairman of the Board and Chief Executive Officer.

  Risk Oversight

        Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in setting the Company's business strategy is a key part of its assessment of management's appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company. Risk is assessed throughout the business, focusing on three primary areas of risk: financial risk, legal/compliance risk and operational/strategic risk.

        While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from the Company's internal auditors. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company's business strategy.

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

  Executive Committee

        The Executive Committee was established in January 2001. The Executive Committee has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company's business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board of Directors. Messrs. Ginsburg, Nguyen, and Choucair are the current members of the Executive Committee.

Attendance at Meetings of the Board of Directors and Committees

        During 2009, the Board of Directors held five meetings. The Audit Committee held six meetings during 2009, and the Compensation Committee held three meetings during 2009. All persons who were directors during 2009 attended at least 75% of the total of the Board meetings and the meetings of committees on which they served that were held while such person served as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2009 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2009 fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Officers	Principal Position
Scott K. Ginsburg	Chairman and Chief Executive Officer
Neil H. Nguyen	President and Chief Operating Officer
Omar A. Choucair	Chief Financial Officer

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

        As the basis for its 2009 comparative review, the Compensation Committee determined the appropriate companies to include in the executive compensation peer group. The Compensation Committee believes that the Company's most direct competitors for executive talent include a broader range of large capitalization companies than those firms with which the Company might be compared for stock performance purposes. The companies included in the industry group were Avid, LodgeNet, ValueClick, Akamai, Limelight, Omniture, Cinedigm, and National Cinemedia. With respect to the Company's executive officers, because information for each position being reviewed was not available for comparable positions at each company in the industry group, the companies included in the market competitive data used by the Committee in its review varied for each position.

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

  •
  uniqueness of industry skills.

Employment Agreements

        We have entered into employment agreements with each of our named executive officers, the key terms of which are described in the narrative following the Summary Compensation Table. We believe that having employment agreements with our executives is often beneficial to us because it provides retentive value and generally gives us a competitive advantage in the recruiting process over a company that does not offer an employment agreement. Our employment agreements set forth the terms and conditions of employment and establish the components of an executive's compensation, which generally include the following:

  •
  Base salary;

  •
  A target annual cash bonus with the actual amount determined based on whether performance criteria are met; and

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

Key Considerations in Determining Executive Compensation

        In general, the terms of our executive employment agreements are initially negotiated by our CEO and legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg, Choucair, and Nguyen, the Compensation Committee takes an active role in the negotiation process. The Compensation Committee also establishes from time to time the general compensation principles set forth in our executive employment agreements.

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

  2009 Executive Compensation Components

        For the fiscal year ended December 31, 2009, the principal components of compensation that our named executive officers were eligible to receive were:

  •
  Base salary;

  •
  Performance-based incentive compensation (annual bonus);

  •
  Long-term equity incentive compensation;

  •
  Participation in the Company's 401(k) Plan; and

  •
  Perquisites and other personal benefits.

        The Company determines the total target compensation for its executive officers based, upon (i) publicly available compensation data within the industry group selected by the Compensation Committee, set forth above (ii) experience, and (iii) internal equity. The companies included within the Company's survey for 2009 comprise an industry group which change over time for various reasons, including the acquisition by the Company of certain of such companies, and other companies of similar size entering the segment of the technology, media and telecommunications industry in which the Company competes.

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

        Consistent with the Company's financial performance expectations, its size and complexity, and each executive's position relative to similarly situated executives in the industry group noted above, the Committee generally targets total direct compensation, which is composed of base salary, target annual cash bonus, and the estimated value of stock-based awards.

  Annual Bonus

        Our compensation program includes eligibility for an annual performance-based cash bonus. The amount of the cash bonus is generally consistent with the targeted bonus established in the executive's employment contract and may be adjusted on a discretionary basis, based on performance, in accordance with the employment contract. All executives are eligible for annual performance-based cash bonuses as set forth in their employment agreements and in accordance with Company policies. As provided in their employment agreements, our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer were eligible for annual performance-based cash bonuses for 2009 of up to $351,000, $296,250 and $140,000 respectively (which amounts are adjusted upward during the term of the Chief Executive Officer and President and Chief Operating Officer's agreements). In its discretion, the Compensation Committee and Board of Directors may, however, award a bonus payment above or below this target amount.

        In the Compensation Committee's view, the use of annual cash bonuses that are based on performance creates a direct link between executive compensation and individual and business performance.

        The Compensation Committee establishes specific criteria to assist it in determining the annual bonuses for the Chief Executive Officer and other executives. The Compensation Committee established bonuses pursuant to the target contractual bonuses detailed in the executive's employment agreement, which represent the amount the Company would expect to pay the executive each year for satisfactory performance. Thus, if the applicable financial and individual goals are achieved, receipt of at least the target bonus amount by each executive is likely. While these goals are used as a guide by the Compensation Committee in determining the bonuses to be paid to the executives, the Compensation Committee has the discretion in making its bonus determinations and it has done so in individual bonus determinations.

        In evaluating the Company's performance and each individual executive's 2009 performance, the Compensation Committee determined that the Company and its executives generally met or exceeded the financial and individual goals that were established for 2009.

        These metrics are used because they encourage executives to achieve superior operating results using appropriate levels of capital. In its assessment of whether the goals are met, the Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

        The individual goals established for Mr. Ginsburg and the other named executives at the beginning of 2009 included strategic and leadership goals tailored to the individual's position, and focused on the Company's strategic initiatives. The following is a summary of the financial and individual goals for Mr. Ginsburg, all of which were completed during 2009:

  •
  Achieving revenue and margin improvements;

  •
  Realization of operating cost synergies resulting from prior acquisitions; and

  •
  Successful negotiation and closing of an increased credit facility used to replace short-term acquisition financing.

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

        Mr. Ginsburg's Annual Bonus.    As discussed above, the Compensation Committee believes that Mr. Ginsburg's annual cash bonus should be clearly linked to the Company's financial performance and his individual performance to further the compensation philosophy regarding accountability. In determining and approving Mr. Ginsburg's bonus, the Committee evaluated the Company's financial performance against Mr. Ginsburg's individual performance covering his roles as both the Chairman of the Board and the Chief Executive Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Ginsburg's bonus. As a result, in recognition of Mr. Ginsburg's and the Company's significant accomplishments in 2009, the Compensation Committee approved a 2009 bonus for him of $451,000 which included $351,000 for his contractual target bonus plus an additional $100,000 as a discretionary bonus.

        In considering the individual performance of Mr. Ginsburg, the Compensation Committee noted, among other things, Mr. Ginsburg's outstanding financial, strategic and leadership accomplishments. To strengthen the portfolio of businesses, Mr. Ginsburg oversaw the integration of the Vyvx and Enliven acquisitions. Mr. Ginsburg also pursued several initiatives to streamline and grow the Company's business, including the successful secondary common stock offering which generated approximately $53 million of cash proceeds to the Company. Based on these accomplishments the Compensation Committee approved the additional discretionary bonus of $100,000 because the Compensation Committee believed that Mr. Ginsburg's efforts would not be adequately rewarded with a bonus equal to his contractual target bonus.

        Annual Bonuses for Executives Other than the Chief Executive Officer.    The Compensation Committee established the 2009 cash bonuses for other executives in a similar manner as for Mr. Ginsburg. In establishing the 2009 bonuses, the Committee reviewed the Company's financial performance and the individual performance of each executive. In light of their and the Company's achievements, the Company's executives were awarded 2009 annual cash bonuses (set forth in the Summary Compensation Table).

        In determining and approving Mr. Choucair's bonus, the Committee evaluated the Company's financial performance against Mr. Choucair's individual performance covering his role as the Chief Financial Officer of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Choucair's bonus. Mr. Choucair was awarded a cash bonus of $190,000 which included $140,000 for his contractual target bonus plus an additional $50,000 as a discretionary bonus.

        The individual goals for Mr. Choucair, all of which were completed during 2009, were substantially the same as those goals indicated for Mr. Ginsburg. The individual accomplishments for Mr. Ginsburg and Mr. Choucair included both the completion of certain projects led by those officers (i.e., realization of cost synergies from the Vyvx Ads and Enliven transactions and the closing of the increased senior credit facility), as well as achievement by the Company of certain financial objectives under the supervision of those officers. The Company's financial objectives under the supervision of Mr. Ginsburg and Mr. Choucair included achieving revenue and margin improvements throughout the Company, achieving cost reductions through streamlined organizational structures and achieving operating cost synergies relating to the Vyvx Ads and Enliven transactions. The Compensation Committee did not establish any formula with respect to any of the foregoing financial objectives because the Compensation Committee believed that it would be in better position to evaluate the satisfaction of these financial objectives throughout the year, in light of the performance of the Company relative to the industry and the economy in general.

        In determining and approving Mr. Nguyen's bonus, the Committee evaluated the Company's financial performance against Mr. Nguyen's individual performance covering his role as the Executive Vice President of Sales and Operations of the Company, which focused on major business initiatives and objectives of the Company. The Committee also retained the discretion to consider other factors in setting Mr. Nguyen's bonus. Mr. Nguyen was awarded a cash bonus of $190,000 which included $140,000 for his contractual target bonus plus an additional $50,000 as a discretionary bonus.

        The individual goals for Mr. Nguyen, all of which were completed during 2009, were substantially the same as those goals indicated for Mr. Ginsburg. The individual accomplishments for Mr. Ginsburg and Mr. Nguyen included both the completion of certain projects led by those officers (i.e., realization of cost synergies from the Vyvx Ads and Enliven transactions and the closing of the increased senior credit facility), as well as achievement by the Company of certain financial objectives under the supervision of those officers. The Company's financial objectives under the supervision of Mr. Ginsburg and Mr. Nguyen included achieving revenue and margin improvements throughout the Company, achieving cost reductions through streamlined organizational structures and achieving operating cost synergies relating to the Vyvx Ads and Enliven transactions. The Compensation Committee did not establish any formula with respect to any of the foregoing financial objectives because the Compensation Committee believed that it would be in better position to evaluate the satisfaction of these financial objectives throughout the year, in light of the performance of the Company relative to the industry and the economy in general.

  Long-Term Equity Incentive Compensation

        We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Our 2006 Long-term Stock Incentive Plan (the "2006 Plan") allows us to grant stock options and other equity awards to employees. We currently make initial equity awards of stock options to new executive and certain non-executive employees in connection with their employment with the Company. Annual grants of options, if any, are approved by the Compensation Committee.

        All of the stock option grants to executive officers have been made with the exercise prices equal to the fair market value of our Common Stock on the dates of grant, and our officers are able to profit from their stock options only if the stock price appreciates from the value on the date the stock options were granted. In addition, from time to time, the Company grants shares of restricted stock to certain Company executives. The use of stock options and restricted stock units is intended to focus executives on the enhancement of shareholder value over the long-term, to encourage equity ownership in the Company and to retain key executive talent.

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

        Occasionally, the Compensation Committee approves a stock-based award made to an executive officer outside the annual compensation review process. The most common instances for such an award are in connection with the review of the executive compensation of an individual at the time of the individual's initial hiring or promotion to an executive position, in connection with the renewal of an employment agreement, or for other retention purposes. In those circumstances, the equity award generally would be made at the time approved by the Compensation Committee. On December 21, 2009, the Compensation Committee approved a grant of 125,000 stock options, in conjunction with Mr. Nguyen's amended and restated employment agreement, whereby he had agreed to continue to serve in a new role as President and Chief Operating Officer and entered into a new three-year employment agreement.

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

  Termination Based Compensation

        Upon termination of employment, all executive officers are entitled to receive severance payments under their employment agreements. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. Our Chief Executive Officer's employment agreement provides, if his employment is terminated (i) by the Company without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the second anniversary of the Date of Termination. Our President and Chief Operating Officer's employment agreement provides, if his employment is terminated (i) by the Company without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the first anniversary of the Date of Termination. Our Chief Financial Officer's employment agreement provides, if his employment is terminated (i) by the Company, without cause, (ii) voluntarily for good reason, or (iii) voluntarily following a change in control, he is entitled to all remaining salary in lump sum payments to the end of the employment term, plus salary in lump sum payments from the end of the employment term through the end of the second anniversary of the Date of Termination. Following the end of the employment term, upon termination for any reason other than cause, our Chief Executive Officer and Chief Financial Officer each are entitled to continuation of their salary in effect at that time for a period of six months.

Tax and Accounting Implications

  Deductibility of Executive Compensation

        As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals, unless the compensation is "qualified performance based compensation." In its review and establishment of compensation programs and awards, the Compensation Committee considers the anticipated deductibility or non-deductibility of the compensation as a factor in assessing whether a particular arrangement is appropriate given the goals of maintaining a competitive executive compensation system generally, motivating executives to achieve corporate performance objectives and increasing shareholder value. However, the Compensation Committee may, from time to time, make compensation awards that are non-deductible under Section 162(m) or other provisions of the Internal Revenue Code.

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

THE COMPENSATION COMMITTEE
Kevin C. Howe, Chairman Lisa C. Gallagher David M. Kantor

Compensation Table

        The following table shows the compensation for the three fiscal years ended December 31, 2009 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock-based Awards ($)(1)		All Other Compensation ($)		Total ($)
Scott K. Ginsburg	2009	457,270	451,000	—		30,802	(2)	939,072
Chairman and Chief Executive	2008	405,577	538,750	5,922,000	(6)	34,001	(7)	6,600,328
Officer	2007	375,000	262,500	—		361,965	(12)	999,465
Omar A. Choucair	2009	334,250	190,000	—		23,921	(3)	548,171
Chief Financial Officer	2008	265,769	300,500	2,023,275	(8)	26,705	(9)	2,616,249
	2007	255,769	120,000	—		23,843	(13)	399,612
Neil H. Nguyen	2009	350,570	190,000	1,990,450	(4)	29,766	(5)	2,560,786
President and Chief Operating	2008	233,846	250,000	1,618,620	(10)	106,515	(11)	2,208,981
Officer	2007	220,000	100,000	—		101,105	(14)	421,105

(1)
See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements.

(2)
Consists of $11,539 paid for automobile allowance, $2,501 in matching contributions to the Company's 401(K) plan and $16,762 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(3)
Consists of $5,769 paid for automobile allowance, $1,390 in matching contributions to the Company's 401(K) plan, and $16,762 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(4)
Consists of a grant of 125,000 stock options on December 21, 2009 with a fair value of $1,990,450 calculated in accordance with FASB ASC Topic 718.

(5)
Consists of $5,769 paid for automobile allowance, $1,316 in matching contributions to the Company's 401(K) plan, $5,919 for sales commissions, and $16,762 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(6)
Consists of 350,000 shares of restricted stock granted on October 9, 2008 with a fair value on that date of $5,922,000 calculated in accordance with FASB ASC Topic 718.

(7)
Consists of $11,539 paid for automobile allowance, $4,502 in matching contributions to the Company's 401(K) plan and $17,960 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(8)
Consists of 250,000 stock options granted on December 23, 2008 with a fair value on that date of $2,023,275 calculated in accordance with FASB ASC Topic 718.

(9)
Consists of $6,000 paid for automobile allowance, $2,744 in matching contributions to the Company's 401(K) plan, and $17,961 which represents the costs of insurance premiums paid by the Company for participation in the health insurance program.

(10)
Consists of 200,000 stock options granted on December 23, 2008 with a fair value on that date of $1,618,620 calculated in accordance with FASB ASC Topic 718.

(11)
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

Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2009, the following individuals named in the Summary Compensation Table received stock option awards:

	Grant Date	Restricted Stock Awards	Option Awards	Exercise Price	Fair Value of Award at Grant Date
Neil Nguyen	12/21/2009	—	125,000	$27.27	$1,990,450

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

        The terms of our executive officers' compensation are derived from our employment agreement with them and the annual performance review by our Compensation Committee or the entire Board. The terms of Mr. Ginsburg's employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of Mr. Choucair's and Mr. Nguyen's employment agreements with us were the result of negotiations between our Chief Executive Officer and Board of Directors and the applicable executive.

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

Employment Agreement with Omar A. Choucair

        Effective as of December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the effective date of the CFO Agreement through December 31, 2011. Under the CFO Agreement, Mr. Choucair is entitled to an annualized base salary of $335,000 for the year ending December 31, 2009 (increasing to $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011). Mr. Choucair is eligible for an annual bonus of up to $140,000 during the term of the CFO Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Pursuant to the CFO Agreement, Mr. Choucair received a grant of 250,000 stock options, which options vest in equal annual installments on the first four anniversaries of the effective date of the grant. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Choucair is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the CFO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

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

Employment Agreement with Neil H. Nguyen

        On January 11, 2010, the Company entered into an Amended and Restated Employment Agreement with Neil H. Nguyen. Pursuant to the Amended and Restated Employment Agreement between Mr. Nguyen and the Company (the "COO Agreement"), the Company agreed to employ Mr. Nguyen as its President and Chief Operating Officer from the date of the Agreement through December 31, 2012. Under the COO Agreement, Mr. Nguyen is entitled to an annualized base salary of $395,000 for the year ending December 31, 2010 (increasing to $415,000 for the year ending December 31, 2011 and $430,000 for the year ending December 31, 2012). Mr. Nguyen is eligible for an annual bonus of up to 75% of the then-applicable base salary during the term of the COO Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Pursuant to the COO Agreement, Mr. Nguyen received stock option covering 125,000 shares of Company Common Stock, which options vest in equal annual installments on the first four anniversaries of the effective date of the grant. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Nguyen is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the COO Agreement. Finally, during the term of the COO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Nguyen under the Company's health plan.

        The COO Agreement also includes provisions respecting severance and confidentiality obligations. Pursuant to the COO Agreement, if Mr. Nguyen terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below), he shall be entitled to the greater of (i) all remaining salary to the end of the employment term or (ii) one year of salary. If he is terminated by the Company for Just Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the COO Agreement, Good Reason includes the assignment of duties inconsistent with his title or a material reduction in his authority, duties or responsibility, a reduction in title below "Executive Vice President," the relocation of the Company's principal office by 20 miles, the transfer to an office other than the principal office or a material breach of the COO Agreement by the Company. Under the COO Agreement, Just Cause includes commission of an act of fraud, theft or embezzlement or conviction of a felony or other crime involving moral turpitude, failure or refusal to follow the lawful directives of the Board, habitual neglect of or failure to perform his material duties to the Company or any material breach of the COO Agreement by Mr. Nguyen.

        The above summary of the COO Agreement is qualified in its entirety by reference to the full text of the COO Agreement, a copy of which was filed as an exhibit to our current Report on Form 8-K filed by the Company on January 14, 2010.

Outstanding Equity Awards at Fiscal Year-End

        The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2009, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)
Scott K. Ginsburg	2,500	—	12.90	February 20, 2012	—		—
	85,414	14,586	5.88	July 12, 2013
	—	—	—	—	233,333	(2)	$6,517,000	(3)
Omar A. Choucair	25,000	—	12.90	February 20, 2012	—		—
	2,500	—	26.00	May 16, 2013	—		—
	34,166	5,834	5.88	July 12, 2013	—		—
	62,500	187,500	14.14	December 23, 2018	—		—
Neil H. Nguyen	1,667	5,834	5.88	July 12, 2013	—		—
	50,000	150,000	14.14	December 23, 2018	—		—
	—	125,000	27.77	December 21, 2019	—		—

(1)
Options will vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter.

(2)
Mr. Ginsburg's restricted stock vests over the following periods: (i) 116,667 shares on August 1, 2010, and (ii) 116,666 shares on August 1, 2011.

(3)
Based on the trading price of our stock on December 31, 2009 of $27.93.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott K. Ginsburg	43,330	$210,584	116,667	$2,448,840
Omar A. Choucair	17,332	$84,234	—	—
Neil H. Nguyen	35,499	$746,843	—	—

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

2006 Long-Term Stock Incentive Plan

        The 2006 Plan replaced the Company's 1992 Stock Option Plan. In addition, because the Director Plan has expired, the 2006 Plan was prepared in a manner to enable stock awards to be granted to members of our Board of Directors. When the 2006 Plan was approved by our stockholders, the 1992 Plan terminated and the shares identified above as remaining for future grants under the 1992 Plan ceased to be available for grants under the 1992 Plan. The number of shares subject to the 2006 Plan is 2,200,000 shares.

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

        Pursuant to the terms of Mr. Ginsburg's Restricted Stock Agreement dated October 9, 2008, he was granted 350,000 shares of restricted stock, one third of which vested on August 1, 2009, and each of the remaining two-thirds vests on August 1, 2010 and 2011. In the event of a change in control, any remaining forfeiture provisions shall terminate.

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change of control occurred on December 31, 2009, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason
Base Salary(1)	$936,000	$—	$936,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(2)	7,293	—	—
	$160,811	$—	$—
Acceleration of Vesting of Restricted Stock:
Number of Shares and Value(3)	233,333	—	—
	$6,517,000	$—	$—

Total	$7,613,811	$—	$936,000

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change of control.

(2)
Value upon change of control is calculated using a value of our common stock of $27.93 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year, less the exercise price of the option of $5.88 per share.

(3)
Value upon change of control is calculated using a value of our common stock of $27.93 per share, the closing price of our common stock on December 31, 2009.

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

        The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change of control occurred on December 31, 2009, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary(1)	$700,000	$—	$700,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(2)	96,667	—	—
	$1,357,132	$—	$—

Total	$2,057,132	$—	$700,000

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change of control.

(2)
Value upon change of control is calculated using a value of our common stock of $27.93 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year, less the exercise price of the options

Neil H. Nguyen, President and Chief Operating Officer

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

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change of control occurred on December 31, 2009, the last day of our most recently completed fiscal year.

Benefits and Payments	Change of Control	Termination upon Death or Disability	Termination by us without Cause or by Mr. Nguyen for Good Reason
Base Salary(1)	$1,240,000	$—	$1,240,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options and Value(2)	142,084	—	—
	$1,144,856	$—	$—

Total	$2,384,856	$—	$1,240,000

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change of control.

(2)
Value upon change of control is calculated using a value of our common stock of $27.93 per share, the closing price of our common stock on December 31, 2009, the last trading day in the fiscal year, less the exercise price of the options.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation paid to certain of our Directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2009, other than Scott K. Ginsburg, our Chairman and Chief Executive Officer, and Omar A. Choucair, our Chief Financial Officer and Director.

Name	Fees Earned ($)	Stock-based Compensation(1)	Total ($)
William Donner	$28,500	38,140	66,640
Lisa Gallagher	19,500	38,140	57,640
Kevin C. Howe	28,500	38,140	66,640
David M. Kantor	19,500	38,140	57,640
Anthony J. LeVecchio	41,500	38,140	79,640

(1)
Represents the fair value of 2,000 shares of restricted stock granted to each non-employee director on May 11, 2009, which will vest of a three year period.

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

        Members of our Board of Directors are also eligible to receive grants of equity awards both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee. Grants of restricted stock in each of 2009, 2008 and 2007 were granted to our non-employee directors under our 2006 Plan, and vest ratably over three years.

Employee Benefit Plans

        We sponsor a 401(k) plan covering employees who meet certain defined requirements. Under the terms of our 401(k) plan, participants may elect to make contributions on a pre-tax and after-tax basis, subject to certain limitations under the Internal Revenue Code and we may match a percentage of employee contributions, on a discretionary basis, as determined by our Board of Directors. The Company suspended matching contributions in April 2009. Prior to its suspension, we matched 25% of the amount contributed by employees, up to a maximum of employee contributions of 6%. We may make other discretionary contributions to the 401(k) plan pursuant to a determination by our Board of Directors, although, to date, no such other discretionary contributions have been made.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Howe (Chairman) and Kantor, and Ms. Gallagher. There were no other members of the committee during 2009. All current members of the Compensation Committee are "independent directors" as defined under the Nasdaq Marketplace Rules. None of these individuals were at any time during 2009, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of February 28, 2010, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our Directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of February 28, 2010(1)(2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3) Moon Doggie Family Partnership	2,958,753	11.8%
Omar A. Choucair(4)	147,851	*
Pamela Maythenyi(5)	2,401	*
Neil H. Nguyen(6)	66,831	*
David M Kantor(7)	29,500	*
Kevin C. Howe(8)	14,700	*
Anthony J. LeVecchio(9)	19,500	*
Lisa C. Gallagher	17,000	*
William Donner	7,079	*
William Blair & Company, L.L.C. 222 West Adam Street Chicago, IL 60606	2,467,934	9.9%
Next Century Growth Investors, L.L.C. 5500 Wayzata Blvd., Suite 1275 Minneapolis, MN 55416	2,094,309	8.4%
All directors and executive officers as a group (9 persons)(10)	3,263,615	12.9%

*
Less than 1% of the Company's common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to the Company's knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 700, Irving, TX 75039.

(2)
The number of shares of common stock deemed beneficially owned as of February 28, 2009 was 24,933,019, which includes 253,338 shares of common stock from restricted grants. Restricted grants to each of the non-employee members of the Board of Directors are 667 that will vest on April 11, 2010, 1,334 that will vest one-half on May 14, 2010 and May 14, 2011 and 2,000 which will vest one-third on May 11, 2010, May 11, 2011 and May 11, 2012. Scott Ginsburg has 233,333 shares from a restricted grant which will vest one-half on August 1, 2010 and on August 1, 2011. The number of beneficially owned shares includes shares issuable pursuant to stock options and warrants that may be exercised within sixty days after February 28, 2010.

(3)
Includes 2,036,731 shares held of record by Scott K. Ginsburg, 233,333 shares of unvested restricted stock, 1,660 shares held as parent/guardian of minor and 592,865 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 94,164 shares of common stock.

(4)
Includes options exercisable into 142,290 shares of common stock.

(5)
Includes options exercisable into 2,344 shares of common stock.

(6)
Includes options exercisable into 66,666 shares of common stock.

(7)
Includes options exercisable into 22,500 shares of common stock.

(8)
Includes options exercisable into 2,500 shares of common stock.

(9)
Includes options exercisable into 11,000 shares of common stock.

(10)
Includes options exercisable into 341,464 shares of common stock.

Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2009.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options approved by security holders	1,049,110	$17.45	1,097,874
Common stock warrants approved by security holders	688,170	$11.68	0

Total	1,737,280	$15.16	1,097,874

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

	Years Ended December 31,
	2009	2008
Audit Fees	$1,538,561	$1,494,471
Audit Related Fees	—	166,499
Tax Fees	—	—
All Other Fees	1,995	1,995

Total	$1,540,556	$1,662,965

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.
(a)(2)	See Schedule II-Valuation and Qualifying Accounts on page S-1.
(a)(3)	See Exhibit Index on page 122 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: March 10, 2010	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board of Directors and Chief Executive Officer

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

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 10, 2010
/s/ NEIL H. NGUYEN Neil H. Nguyen	President and Chief Operating Officer and Director	March 10, 2010
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 10, 2010
/s/ WILLIAM DONNER William Donner	Director	March 10, 2010
/s/ DAVID M. KANTOR David M. Kantor	Director	March 10, 2010

Name	Title	Date

/s/ LISA C. GALLAGHER Lisa C. Gallagher	Director	March 10, 2010
/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 10, 2010
/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 10, 2010

DG FASTCHANNEL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DG FastChannel, Inc.

        We have audited the accompanying consolidated balance sheets of DG FastChannel, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DG FastChannel, Inc. and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
March 10, 2010

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2009	2008
Assets
CURRENT ASSETS:
Cash and cash equivalents	$33,870	$17,180
Accounts receivable (less allowances of $2,116 in 2009 and $2,329 in 2008)	51,309	42,971
Deferred income taxes	2,778	1,530
Other current assets	1,749	1,849

Total current assets	89,706	63,530

Property and equipment, net	41,520	37,980
Goodwill	214,777	246,734
Deferred income taxes, net of current portion	25,288	6,247
Intangible assets, net	102,411	115,035
Other non-current assets	4,590	4,274

Total assets	$478,292	$473,800

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$8,415	$13,005
Accrued liabilities	13,463	9,393
Deferred revenue	2,178	2,124
Current portion of long-term debt	21,500	18,152

Total current liabilities	45,556	42,674
Deferred revenue, net of current portion	28	360
Long-term debt, net of current portion	80,962	154,985
Other non-current liabilities	4,580	6,263

Total liabilities	131,126	204,282

Commitments and contingencies (note 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 24,045 issued and 23,989 outstanding at December 31, 2009; 20,930 issued and 20,874 outstanding at December 31, 2008	24	21
Additional capital	494,783	437,979
Accumulated deficit	(145,365)	(165,866)
Accumulated other comprehensive loss	(1,423)	(1,763)
Treasury stock, at cost	(853)	(853)

Total stockholders' equity	347,166	269,518

Total liabilities and stockholders' equity	$478,292	$473,800

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Video and audio content distribution	$177,306	$148,891	$92,343
Other	13,580	8,190	5,344

Total revenues	190,886	157,081	97,687
Cost of revenues (exclusive of depreciation and amortization shown below):
Video and audio content distribution	65,329	61,726	41,055
Other	6,373	2,717	534

Total cost of revenues	71,702	64,443	41,589
Operating expenses:
Sales and marketing	12,678	8,257	7,046
Research and development	6,257	4,268	3,233
General and administrative	26,446	21,031	13,902
Depreciation and amortization	26,501	21,351	12,865

Total operating expenses	71,882	54,907	37,046

Income from operations	47,302	37,731	19,052
Other (income) expense:
Interest expense	11,774	12,122	3,101
Unrealized loss (gain) on derivative warrant investment	—	1,544	(1,707)
Interest income and other, net	85	(586)	(713)

Income before income taxes from continuing operations	35,443	24,651	18,371
Provision for income taxes	14,942	9,572	7,501

Income from continuing operations	20,501	15,079	10,870
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(225)
Loss on disposal of discontinued operations, net of taxes	—	—	(232)

Loss from discontinued operations	—	—	(457)

Net income	$20,501	$15,079	$10,413

Basic earnings (loss) per share:
Continuing operations	$0.90	$0.81	$0.65
Discontinued operations	—	—	(0.02)

Total	$0.90	$0.81	$0.63

Diluted earnings (loss) per share:
Continuing operations	$0.88	$0.79	$0.64
Discontinued operations	—	—	(0.03)

Total	$0.88	$0.79	$0.61

Weighted average common shares outstanding:
Basic	22,572	18,642	16,631
Diluted	23,091	19,073	17,096

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2006	15,900	$16	(56)	$(853)	$333,821	$260	$(191,358)	$141,886
Common stock issued on exercise of stock options	60	—	—	—	539	—	—	539
Common stock issued to acquire Point.360, net of costs	2,000	2	—	—	33,683	—	—	33,685
Common stock issued under employee stock purchase plan	1	—	—	—	22	—	—	22
Share-based compensation	2	—	—	—	423	—	—	423
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	3	—	3
Unrealized gain on long-term investment in Enliven (net of tax expense of $3,409)	—	—	—	—	—	5,420	—	5,420
Reverse unrealized gain on long-term investment in Point.360 upon acquisition (net of tax benefit of $166)	—	—	—	—	—	(262)	—	(262)
Net income	—	—	—	—	—	—	10,413	10,413

Total comprehensive income								15,574

Balance at December 31, 2007	17,963	18	(56)	(853)	368,488	5,421	(180,945)	192,129
Common stock issued on exercise of stock options	11	—	—	—	128	—	—	128
Common stock issued to acquire Enliven, including stock options, warrants and an estimated earnout, net of costs	2,951	3	—	—	68,099	—	—	68,102
Common stock issued under employee stock purchase plan	5	—	—	—	87	—	—	87
Share-based compensation	—	—	—	—	1,177	—	—	1,177
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	5	—	5
Unrealized loss on interest rate swaps (net of tax benefit of $1,179)	—	—	—	—	—	(1,769)	—	(1,769)
Reverse unrealized gain on long-term investment in Enliven upon acquisition (net of tax benefit of $3,409)	—	—	—	—	—	(5,420)	—	(5,420)
Net income	—	—	—	—	—	—	15,079	15,079

Total comprehensive income								7,895

Balance at December 31, 2008	20,930	21	(56)	(853)	437,979	(1,763)	(165,866)	269,518
Common stock issued in equity offering, net of costs	2,875	3	—	—	52,484	—	—	52,487
Common stock issued on exercise of stock options and warrants	137	—	—	—	1,479	—	—	1,479
Common stock issued in connection with Enliven earnout	13	—	—	—	—	—	—	—
Adjustment to Enliven earnout	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	9	—	—	—	130	—	—	130
Common stock issued on vesting of restricted stock	7	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(890)	—	—	(890)
Share-based compensation	—	—	—	—	3,983	—	—	3,983
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(67)	—	(67)
Unrealized gain on interest rate swaps (net of tax expense of $276)	—	—	—	—	—	407	—	407
Net income	—	—	—	—	—	—	20,501	20,501

Total comprehensive income								20,841

Balance at December 31, 2009	24,045	$24	(56)	$(853)	$494,783	$(1,423)	$(145,365)	$347,166

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$20,501	$15,079	$10,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,777	12,744	8,581
Amortization of intangibles	11,724	8,607	4,284
Unrealized loss (gain) on derivative warrant investment	—	1,544	(1,707)
Deferred income taxes	12,066	8,108	6,841
Loss on disposal of discontinued operations, net of tax	—	—	232
Provision for accounts receivable losses	549	886	644
Change in value of interest rate swap recorded in earnings	165	—	—
Loss on disposal of property and equipment	51	5	53
Share-based compensation	3,983	1,177	423
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,887)	(10,343)	(4,886)
Other assets	2,021	4,129	(1,245)
Accounts payable and other liabilities	(6,291)	118	(3,711)
Deferred revenue	(278)	(674)	(889)

Net cash provided by operating activities	50,381	41,380	19,033

Cash flows from investing activities:
Purchases of property and equipment	(6,966)	(12,384)	(4,143)
Capitalized costs of developing software	(6,950)	(5,661)	(3,282)
Purchases of long-term investments	—	—	(4,465)
Proceeds from sale of property and equipment	—	7	516
Proceeds from sale of discontinued operations	—	—	3,125
Acquisitions, net of cash acquired	—	(136,692)	(48,655)

Net cash used in investing activities	(13,916)	(154,730)	(56,904)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	53,203	206	191
Borrowings under long-term debt, net of costs	57,764	177,274	67,369
Repayments of long-term debt	(130,675)	(57,056)	(44,065)

Net cash provided by (used in) financing activities	(19,708)	120,424	23,495

Effect of exchange rate changes on cash and cash equivalents	(67)	5	3
Net increase (decrease) in cash and cash equivalents	16,690	7,079	(14,373)
Cash and cash equivalents at beginning of year	17,180	10,101	24,474

Cash and cash equivalents at end of year	$33,870	$17,180	$10,101

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,098	$9,295	$2,973
Cash paid for income taxes	$1,375	$837	$1,597
Non-cash financing activities:
Non-cash component of purchase price to acquire businesses	$—	$68,102	$34,055
Purchase of computer equipment financed by vendor	$4,451	$—	$—

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        DG FastChannel, Inc. and subsidiaries (the "Company") is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our network operation centers ("NOCs") located in Irving, Texas; Atlanta, Georgia and Jersey City, New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 23,000 television, radio, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada, and Europe. We also offer a variety of other ancillary products and services to the advertising industry.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts and credit memo reserves, intangible assets, office closure exit costs and income taxes. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        On or about June 1, 2008, we made the decision to upgrade our existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds. The replacement was substantially complete as of October 31, 2008. As a result, we shortened the estimated remaining useful life of our existing spot boxes and recorded additional depreciation expense of $2.3 million from June 1 through October 31, 2008, which reduced income from continuing operations and diluted earnings per share by $1.4 million and $0.07, respectively. During 2007, we made the decision to replace certain equipment with a remaining net book value of $1.5 million. As a result, during 2007 we shortened the estimated remaining life of this equipment and recorded additional depreciation expense of $1.5 million, which reduced income from continuing operations and diluted earnings per share by $0.9 million and $0.05, respectively.

        As discussed below under Property and Equipment, effective October 1, 2008, we changed our assumptions relating to the estimated useful lives of capital assets, but excluding capital assets obtained in the purchase of a business. As a result, we recorded additional depreciation expense of $0.4 million in the fourth quarter of 2008, which reduced income from continuing operations and diluted earnings per share by $0.2 million and $0.01, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States. As of December 31, 2009 and 2008, cash equivalents consisted primarily of U.S. money market funds and overnight investments in U.S. money market funds.

Accounts Receivable and Allowances

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less allowances for doubtful accounts and credit memos. We maintain allowances for doubtful accounts and credit memos on an aggregate basis at a level we consider sufficient to cover estimated losses in the collection of our accounts receivable and credit memos expected to be issued. The allowance for doubtful accounts is based primarily upon historical credit loss experience by aging category, with consideration given to current economic conditions and trends, the collectability of specific customer accounts and customer concentrations. The allowance for credit memos is based primarily upon historical experience with consideration given to specific customer accounts. We write off accounts deemed uncollectible after making reasonable collection efforts.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. As a result of our periodic review of our estimates, effective October 1, 2008, we changed our assumptions relating to the estimated useful lives of capital assets, but excluding capital assets obtained in the purchase of a business. The revised estimated useful lives are principally as follows:

Category	Useful Life
Software	3 - 4 years
Computer equipment	4 years
Furniture and fixtures	5 years
Network equipment	5 years
Machinery and equipment	7 years

        Prior to 2008, estimated useful lives generally ranged from 2 to 7 years for network equipment, 3 to 5 years for office furniture and equipment, and 3 to 6 years for leasehold improvements.

Leases

        We lease certain properties under operating leases, generally for periods of 3 to 5 years. Certain of our leases contain renewal options and escalating rent provisions. For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the consolidated balance sheets.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life, which is generally three years.

Derivative Financial Instruments

        We utilize derivative financial instruments to manage certain business risks. Specifically, we have entered into interest rate swaps to eliminate the variability in interest payment cash flows associated with variable interest rates. The swaps, in effect, convert variable rates of interest into fixed rates of interest on a portion of our borrowings. Certain of our swaps have been designated and qualify for cash flow hedge accounting. For swaps qualifying for cash flow hedge accounting, at each balance sheet date the fair values of the swaps are recorded on the balance sheet with the offsetting entry recorded in accumulated other comprehensive loss to the extent the hedges are considered highly effective. Any ineffectiveness is recorded in interest expense in the consolidated statements of income. For swaps not designated and qualifying for cash flow hedge accounting, at each balance sheet date the fair values of the swaps are recorded on the balance sheet with the offsetting entry recorded in interest expense.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill. We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting units' goodwill exceeds its fair value.

Long-Lived and Identifiable Intangible Assets

        We assess our long-lived assets for potential impairment whenever certain triggering events occur. Events that may trigger an impairment review include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the use of our assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant declines in our stock price for a sustained period; and

  •
  whenever our market capitalization approaches or falls below our net book value.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        If we determine the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the long-lived or intangible asset by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting our weighted average cost of capital.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which range from one to twenty years. See Note 6.

Deferred Revenue

        Deferred revenue represents payments by customers for (i) network access, (ii) maintenance or subscription contracts and (iii) membership fees, in advance of when the related revenue is recognized. Deferred revenue consists of the following (in thousands):

	December 31,
	2009	2008
Deferred network access and maintenance fees	$1,276	$1,704
Deferred subscription and membership fees	1,191	943
Progress billings not yet recognized as revenue	300	388

Subtotal	2,767	3,035
Less amounts not yet collected	(561)	(551)

Net deferred revenue	2,206	2,484
Less current portion	(2,178)	(2,124)

Deferred revenue, net of current portion	$28	$360

Revenue Recognition

        We derive revenue from services which consist primarily of (i) the distribution of digital and analog video and audio media content, (ii) media research resources, and (iii) support and other services. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Below are descriptions of our services and other offerings, and generally the triggering point of revenue recognition, provided all other revenue recognition criteria have been met.

        Our services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Costs of shipping tapes and other products are included in the cost of revenues.

        We offer an online advertising campaign management and deployment product. This product allows publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

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

        We sell monthly, quarterly, semi-annual and annual subscriptions to access our online creative research database. We recognize revenue ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material. Revenue for these services is recognized in the month the storage service has been performed. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

        We have a creative services group that builds content to a format specified by our customers. We charge fees for these services based on the time incurred and materials used to complete the project. Revenue related to retainers is recognized ratably over the term of the retainer contract. Certain project revenue is recognized on a completed-contract basis. For projects where we can reasonably estimate the total project costs and the portion of the entire project complete at any point, we use the proportional performance method for recognizing revenue. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

Income Taxes

        We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The tax balances and income tax expense recognized by us is based on our interpretation of the tax statutes of multiple jurisdictions and judgment. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

        We include interest related to tax issues as part of interest expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Share-Based Payments

        From time to time the compensation committee of our board of directors authorizes the issuance of restricted stock and stock options to our employees and directors. The committee approves grants only out of amounts previously authorized by our stockholders.

        We recognize compensation expense at the fair value of share-based payments. The fair values of stock options are calculated using the Black-Scholes option pricing model. Share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. We recognized approximately $4.0 million, $1.2 million, and $0.4 million in share-based compensation expense related to employee stock options and grants of restricted stock in the years ended December 31, 2009, 2008, and 2007, respectively.

Financial Instruments and Concentration of Credit Risk

        Financial instruments that could subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We believe that a concentration of credit risk related to our video and audio content distribution accounts receivable is limited because our customers are geographically dispersed and the end users (our customers' clients) are diversified across several industries. Our receivables are principally from advertising agencies, direct advertisers, and syndicated programmers. Our revenues are not contingent on our customers' sales or collections.

        We believe the carrying values of our accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of our debt under the senior credit facility was estimated to approximate fair value based on (i) the recentness of entering into, or amending, the facility, (ii) the interest rates charged under the facility varying with market interest rates and (iii) the interest rate spreads charged fluctuating with our creditworthiness as determined by our total leverage ratio. The carrying values of our interest rate swaps are recorded at fair value based on quoted LIBOR interest rates. See Notes 8 and 9.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Adopted and Recently Issued Accounting Guidance

  Adopted

        During 2009, we adopted changes issued by the Financial Accounting Standards Board ("FASB") relating to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates ("ASU"). ASU will not be authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which the new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

        During 2009, we adopted changes issued by the FASB related to accounting for business combinations. The FASB requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, and transaction costs will be expensed as incurred. The FASB also modified the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development valued in purchase accounting. The changes also require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of combination or directly in contributed capital, depending on the circumstances. The adoption of these changes did not have a significant impact on our financial position, results of operations or cash flows, and its future impact will depend upon the terms of future business combinations.

        During 2009, we adopted changes issued by the FASB relating to disclosures about hedging activities. The changes require qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of these changes required us to expand our disclosures regarding derivative instruments, but did not have a material impact on our financial position, results of operations or cash flows. See Note 8.

        During 2009, we adopted changes issued by the FASB relating to participating securities. The changes state that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. Our restricted stock grants are deemed to be participating securities since they contain rights to nonforfeitable dividends and therefore are included in the computation of EPS under the two-class method. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This change requires retrospective application for periods prior to the effective date and as a

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

result, all prior period EPS data presented herein has been adjusted to conform to these provisions. The adoption of these changes reduced basic and diluted EPS for 2009 by $0.01 and had no impact on EPS data for 2008 and 2007. See Note 15.

        During 2009, we adopted changes issued by the FASB relating to disclosures about subsequent events. The changes establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of these changes did not have a material impact on our financial position, results of operations or cash flows.

        During 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances where a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes did not have a material impact on our financial position, results of operations or cash flows.

  Issued

        In September 2009, the FASB issued changes to revenue arrangements with multiple deliverables. The new standard is included in the ASC under subtopic 605-25 and modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard will be effective for us beginning January 1, 2011, unless we elect to early adopt. We are currently evaluating the impact of these changes on our financial position, results of operations and cash flows.

3. Acquisitions

        During the three years ended December 31, 2009, we acquired or merged with five businesses in the media services industries. The objective of each transaction was to expand our digital distribution network, customer base and/or product offerings. For each transaction, we were able to eliminate significant operating costs from the acquired business, or the acquisition created opportunities for the acquired entity to sell its services into our existing customer base. Both of these factors resulted in a

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
Enliven	October 2, 2008	$74.6	Stock
Vyvx	June 5, 2008	135.4	Cash
GTN	August 31, 2007	8.5	Cash
Point.360	August 13, 2007	49.7	Stock
Pathfire	June 4, 2007	29.7	Cash

        Each of the transactions has been included in our results of operations since the date of closing. In each acquisition the excess of the purchase price over the fair value of net identifiable assets acquired has been allocated to goodwill. A brief description of each transaction is as follows:

  Enliven

        On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock we did not previously own (see Note 4) in exchange for 2.9 million shares of our common stock. In the aggregate, including shares of Enliven previously held and shares issued and to be issued related to a preacquisition earnout, the total purchase price was $74.6 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm. The purchase price has been allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We allocated $14.5 million to customer relationships, $1.5 million to trade names, and $1.4 million to developed technology. The intangible assets are being amortized over a weighted average term of 16 years, 10 years and 10 years, respectively. The goodwill and intangible assets created in the acquisition are not deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment.

  Vyvx

        On June 5, 2008, we completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3"). Vyvx operated an advertising services and distribution business similar to our video and audio content distribution business. The acquisition was completed pursuant to an asset purchase agreement among us, Level 3 and certain affiliates of Level 3 for a purchase price of approximately $135.4 million in cash. The purchase price has been allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We allocated $53.9 million to customer relationships, which is being amortized over 12.5 years. The goodwill and intangible assets created in the acquisition are deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

  GTN

        On August 31, 2007, we acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $8.5 million in cash, net of selling GTN's post-production business immediately after closing to an officer of GTN for $3.0 million in cash. GTN, based in Detroit, provides media services primarily on behalf of the automotive industry. The purchase price allocation below presents the purchase of GTN's net assets and the subsequent sale of its post-production business on a net basis. We allocated $1.7 million to customer relationships which is being amortized over 10 years. The goodwill and intangible assets created in the acquisition are deductible for tax purposes.

  Point.360

        On August 13, 2007, we acquired all of the issued and outstanding shares of Point.360's common stock we did not previously own in exchange for 2.0 million shares of our common stock. Immediately prior to closing, Point.360 spun off its post-production business to its shareholders other than us. As a result, at closing, Point.360's business consisted solely of its advertising distribution operation. In the aggregate, including (i) shares of Point.360 previously held, (ii) a requirement to retire $7.0 million of Point.360's debt immediately prior to closing, and (iii) working capital adjustments and transaction costs, the total purchase price was $49.7 million. We allocated $15.4 million to customer relationships, which is being amortized over 10 years, and $0.3 million to a non-competition agreement, which is being amortized over 5 years. Neither the acquired goodwill nor the intangible assets created in the acquisition are deductible for tax purposes.

  Pathfire

        On June 4, 2007, we acquired all of the issued and outstanding shares of privately-held Pathfire, Inc.'s ("Pathfire") common and preferred stock for $29.7 million in cash. The amount paid is net of us reversing a previously existing liability of $0.9 million related to a dispute between a subsidiary of ours and Pathfire that had an estimated fair value of zero. Pathfire distributes third-party long-form content, primarily news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. We allocated $5.8 million to customer relationships, $2.3 million to trade name, $0.2 million to developed technology and less than $0.1 million to a non-competition agreement. The intangible assets are being amortized over 20 years, 10 years, 7 years and 1 year, respectively. Neither the acquired goodwill nor the intangible assets are deductible for tax purposes.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition for the above referenced transactions. The purchase price allocations are as follows (in millions):

Category	Enliven	Vyvx	GTN	Point.360	Pathfire
Current assets	$6.5	$2.9	$0.8	$3.7	$3.7
Property and equipment	2.8	2.5	1.1	1.9	8.1
Other non-current assets	33.1	0.3	—	0.4	9.7
Customer relationships	14.5	53.9	1.7	15.4	5.8
Trade names	1.5	—	—	—	2.3
Other intangibles	1.4	0.1	—	0.3	0.3
Goodwill	32.9	79.3	5.1	36.7	7.3

Total assets acquired	92.7	139.0	8.7	58.4	37.2

Less liabilities assumed	(18.1)	(3.6)	(0.2)	(8.7)	(7.5)

Net assets acquired	$74.6	$135.4	$8.5	$49.7	$29.7

Exit Costs Related to Acquisitions

        In connection with the Point.360, Vyvx and Enliven acquisitions and related purchase price allocations, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations. Below is a rollforward of exit costs from December 31, 2006 to December 31, 2009 (in millions):

	Balance at December 31, 2006	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2007	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2008	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2009
Point.360:
Office closures	$—	$1.4	$(0.7)	$0.7	$0.1	$(0.8)	$—	$—	$—	$—
Employee severance	—	0.2	(0.2)	—	—	—	—	—	—	—
Vyvx
Office closures	—	—	—	—	3.3	(0.1)	3.2	—	(0.6)	2.6
Employee severance	—	—	—	—	0.1	—	0.1	—	(0.1)	—
Enliven:
Employee severance	—	—	—	—	1.4	(1.3)	0.1	0.3	(0.3)	0.1
Unfavorable contract	—	—	—	—	0.5	—	0.5	—	—	0.5

Total	$—	$1.6	$(0.9)	$0.7	$5.4	$(2.2)	$3.9	$0.3	$(1.0)	$3.2

        We are attempting to negotiate lease buyouts or enter into sublease arrangements with respect to certain office leases. Exit costs related to the GTN and Pathfire acquisitions were not material. The 2008 adjustment to the Point.360 office closure accrual of $0.1 million was aggregated as an adjustment to the cost of acquiring Point.360. The 2009 adjustment to the Enliven employee severance accrual of $0.3 million was recorded in general and administrative expense in the statement of income.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Pro Forma Information

        The following pro forma information presents the results from continuing operations as if the above referenced transactions (Enliven, Vyvx, GTN, Point.360, and Pathfire) had occurred as of January 1, 2007 (in thousands, except per share amounts). A table of actual amounts is provided for reference.

	As Reported		Unaudited Pro Forma
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
Revenue	$157,081	$97,687	$187,335	$174,271
Income (loss) from continuing operations	15,079	10,870	7,608	(1,817)
Income (loss) per share—continuing operations:
Basic	$0.81	$0.65	$0.37	$(0.09)
Diluted	$0.79	$0.64	$0.36	$(0.09)

4. Investments

  Enliven

        In May 2007, we purchased (i) 10.8 million shares of Enliven common stock (or about 13% of Enliven's then outstanding shares) and (ii) warrants to purchase an additional 2.7 million shares at $0.45 per share, for an aggregate purchase price of $4.5 million including transaction costs. Prior to the purchase of Enliven in October 2008 (see Note 3), we accounted for our Enliven stock as available for sale securities and recorded the change in market value of the Enliven common stock on the balance sheet in long-term investments and in accumulated other comprehensive income. We determined the warrant component of the investment met the definition of a derivative instrument which requires changes in value attributable to the warrant to be recorded in the statement of income. The warrant value was calculated using the Black-Scholes option pricing model.

        In October 2008, we acquired all the issued and outstanding shares of Enliven common stock. As a result, Enliven became our wholly-owned subsidiary. Our previously recorded investment in the Enliven common stock and warrants was included as part of the purchase price. The common stock was included in the purchase price at its historical cost, whereas the warrants were included at their estimated fair value on the acquisition date.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment were as follows (in thousands):

	December 31,
	2009	2008
Network equipment	$34,098	$26,494
Internally developed software costs	24,225	17,317
Machinery and equipment	13,016	12,493
Purchased software	5,688	3,381
Computer equipment	4,745	4,213
Leasehold improvements	3,315	3,180
Furniture and fixtures	1,453	1,357

	86,540	68,435
Less accumulated depreciation and amortization	(45,020)	(30,455)

	$41,520	$37,980

6. Intangible Assets

        Changes in the carrying value of goodwill by reporting unit for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Video and Audio Content Distribution	SourceEcreative	Total
Balance at December 31, 2007	$109,957	$1,998	$111,955
Finalize Pathfire acquisition	(9,796)	—	(9,796)
Finalize Point.360 acquisition	393	—	393
Finalize GTN acquisition	21	—	21
Goodwill created in acquisition of Vyvx	78,411	—	78,411
Goodwill created in acquisition of Enliven	65,750	—	65,750

Balance at December 31, 2008	244,736	1,998	246,734
Finalize Vyvx acquisition	854	—	854
Finalize Enliven acquisition	(32,811)	—	(32,811)

Balance at December 31, 2009	$212,779	$1,998	$214,777

        During 2009 and 2008, we completed Internal Revenue Code Section 382 studies related to the Enliven and Pathfire acquisitions. As a result, we recognized $32.8 million and $9.8 million, respectively, of deferred tax assets, primarily net operating loss carryforwards ("NOLs"). See further discussion at Note 10.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangible Assets (Continued)

        Intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2009
Customer relationships	12.3	$113,183	$(22,852)	$90,331
Trade name	15.1	17,194	(6,454)	10,740
Developed technology	5.2	1,610	(438)	1,172
Non-compete agreements	4.7	350	(182)	168

Total intangible assets	12.6	$132,337	$(29,926)	$102,411

December 31, 2008
Customer relationships	12.3	$114,083	$(12,806)	$101,277
Trade name	15.1	17,194	(5,157)	12,037
Developed technology	5.2	1,610	(121)	1,489
Non-compete agreements	4.7	350	(118)	232

Total intangible assets	12.6	$133,237	$(18,202)	$115,035

        Intangible assets are stated at their estimated fair value at the date of acquisition, net of any impairment losses recognized and accumulated amortization. Intangible assets are amortized using the straight-line method. Customer relationships decreased $0.9 million during 2009 as a result of the finalization of the Enliven and Vyvx purchase price allocations. Amortization expense related to intangible assets totaled $11.7 million, $8.6 million and $4.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The estimated future amortization of our intangible assets as of December 31, 2009 is as follows (in thousands):

2010	$11,735
2011	11,183
2012	10,929
2013	10,719
2014	10,224
Thereafter	47,621

$102,411

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Employee compensation	$3,875	$1,930
Vendor financed equipment purchase	3,404	—
Other	6,184	7,463

	$13,463	$9,393

8. Debt

        Our debt is summarized as follows (in thousands):

	December 31,
	2009	2008
Senior Credit Facility:
Term loans	$62,170	$58,387
Acquisition loans	40,292	49,750
Revolving credit facility	—	—
Bridge loan	—	65,000

Subtotal	102,462	173,137
Less current portion	(21,500)	(18,152)

Long-term portion	$80,962	$154,985

  Senior Credit Facility

        In March 2008, we entered into a six-year, $145 million credit facility with our existing and two additional lenders (the "Senior Credit Facility"). In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings. In June 2009 we issued 2.9 million shares of our common stock in a public equity offering that raised $52 million. Substantially all the net proceeds were used to reduce borrowings under the Senior Credit Facility. The Senior Credit Facility, as amended, contains term loans, acquisition loans and a $30 million revolving credit facility. Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At December 31, 2009 and 2008, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 5.8% and 6.3%, respectively, excluding the amortization of fees and expenses.

  Maturity Dates, Principal Payments, Covenants and Other Terms

        The term loans, as amended, are scheduled to mature in March 2013 and require quarterly principal payments of $5.25 million. However, as a result of past prepayments, we currently expect the term loans to be retired in 2012. The acquisition loans are scheduled to mature in March 2014 and require quarterly principal payments of $0.1 million. The revolving loans mature in March 2013 and permit reborrowings, whereas the term loans and the acquisition loans do not. The Senior Credit

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default. The Senior Credit Facility prohibits the payment of cash dividends and limits share repurchases to $2.5 million per year. There are no restrictions on accumulated deficit or net income other than the declaration or payment of cash dividends. Further, there are no restrictions in our Senior Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Senior Credit Facility is guaranteed by all of our subsidiaries and is collateralized by a first priority lien on substantially all of our assets. As of December 31, 2009, we were in compliance with all financial and restrictive covenants under the Senior Credit Facility.

        Principal payments required under the our debt obligations for the next five years are as follows as of December 31, 2009 (in thousands):

Year	Amount
2010	$21,500
2011	21,500
2012	16,000
2013	5,170
2014	38,292

  Previous Credit Facilities

        In June 2008, we entered into a two-year $65 million subordinated unsecured term loan (the "Bridge Loan") with Bank of Montreal ("BMO"). The Bridge Loan initially bore interest at 11.0% per annum, and increased 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%. The Bridge Loan was estimated to have a periodic interest cost of 13.3% per annum based upon the expected term of one-year, excluding the amortization of fees and expenses. At December 31, 2008, borrowings under the Bridge Loan bore interest at 13.5% per annum, excluding the amortization of fees and expenses. In March 2009, we used (i) $40 million of additional term loan borrowings, (ii) $20 million of revolving credit facility borrowings and (iii) $5 million of cash on hand, to retire the Bridge Loan.

        Prior to entering into the Senior Credit Facility in March 2008, we had an $85 million credit agreement with a syndicate of financial institutions led by BMO. That credit agreement consisted of a $45 million term loan and a $40 million revolving credit facility. Borrowings under that credit agreement bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio (as defined).

        Prior to entering into the $85 million credit agreement with BMO in August 2007, we had a $35 million credit facility with Wachovia Bank, N.A. That facility consisted of a $20 million term loan and a $15 million revolving credit facility. Borrowings under that facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the consolidated leverage ratio (as defined).

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

  Interest Rate Swaps

        During 2009 and 2008 we entered into three interest rate swap agreements ("Swaps") with certain of our lenders which were designated and initially qualified as cash flow hedging instruments. During 2009, one of our Swaps failed to satisfy all of the hedging criteria to qualify as a cash flow hedging instrument. The accumulated loss associated with this Swap ($0.2 million) was reclassified from accumulated other comprehensive loss ("AOCL") and recognized as interest expense. The other two Swaps were determined to be highly effective as of December 31, 2009 and 2008 and the changes in the fair value of these Swaps have been recorded in AOCL. We expect $1.7 million of the amount recorded in AOCL related to the effective Swaps as of December 31, 2009 to be reclassified into earnings in the next twelve months.

        Borrowings under the Senior Credit Facility bear interest at variable rates. Our objective of entering into the Swaps was to reduce the risk associated with these variable rates. The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $87.5 million of borrowings under the Senior Credit Facility. At each balance sheet date, the fair values of the Swaps are recorded on the balance sheet with the offsetting entry recorded in AOCL to the extent the hedges are highly effective. Any ineffectiveness is recorded in the statement of income. During 2009 and 2008, no amounts have been recorded in the statement of income as a result of ineffectiveness. It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2009 and 2008, no such amounts were offset.

        Our Swaps were as follows (dollars in thousands):

	December 31,
	2009	2008
Notional amounts	$87,500	$57,500
Weighted average pay rates	6.12%	6.37%
Weighted average receive rates	3.42%	5.47%
Weighted average maturity (in years)	1.55	2.42
Fair value of interest rate swaps recorded in other non-current liabilities:
Designated and qualifying as hedging instruments	$2,265	$2,948
Not designated and qualifying as hedging instruments	165	—

Total	$2,430	$2,948

        Below is a summary of the amounts of gains and losses related to derivative instruments qualifying as hedging relationships during 2009 and 2008 (in thousands):

Years Ended December 31,
	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
			Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships						Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$683	$(2,948)	Interest expense	$(1,869)	$(282)	Interest expense	$—	$—

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements

        Effective January 1, 2008, we adopted changes issued by the FASB relating to fair value measurements. Such adoption did not have a material impact on our consolidated financial statements. ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

        ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        We have segregated our financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement dates.

        The tables below set forth by level, assets and liabilities that were accounted for at fair value as of December 31, 2009 and 2008. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$29,750	$—	$—	$29,750

Liabilities:
Interest rate swaps	$—	$2,430	$—	$2,430

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$14,036	$—	$—	$14,036

Liabilities:
Interest rate swaps	$—	$2,948	$—	$2,948

        The interest rate swap liabilities (see Note 8) are included in other non-current liabilities on the accompanying consolidated balance sheets.

10. Income Taxes

        The components of income before income taxes from continuing operations are as follows (in thousands):

	2009	2008	2007
United States	$36,170	$23,699	$18,175
Foreign	(727)	952	196

Total	$35,443	$24,651	$18,371

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Components of deferred tax assets were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable allowances	$789	$795
Unearned revenue	876	858
Accrued liabilities not yet deductible	1,819	790
Federal and State net operating loss ("NOL") carryforwards	52,443	115,833
Tax credit carryforwards	1,849	3,220
Impairment of Verance investment	1,890	1,890
Stock-based compensation	581	—
Unrealized loss on interest rate swap	894	1,179
Other	339	565

Total deferred tax assets	61,480	125,130
Less valuation allowance	(1,543)	(86,094)

Deferred tax assets after valuation allowance	59,937	39,036
Deferred tax liabilities:
Purchased intangibles	(24,670)	(24,509)
Property and equipment	(7,201)	(6,750)

Total deferred tax liabilities	(31,871)	(31,259)

Net deferred tax assets	28,066	7,777
Less net current deferred tax assets	(2,778)	(1,530)

Net non-current deferred tax assets	$25,288	$6,247

        The change in the net deferred tax assets between 2008 and 2009 did not entirely impact deferred income tax expense as shown below (in thousands):

	(Charged) or Credited Through
	Continuing Operations	Accumulated Other Comprehensive Loss	Total
Net deferred tax assets at December 31, 2008	$6,598	$1,179	$7,777
Recognition of Enliven NOL carrryforwards which reduced goodwill	32,631	—	32,631
Deferred income tax benefit (expense)	(12,066)	(276)	(12,342)
Other	9	(9)	—

Net deferred tax assets at December 31, 2009	$27,172	$894	$28,066

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007
Current:
U.S. Federal	$869	$343	$377
State	1,994	1,051	303
Foreign	13	70	172

	2,876	1,464	852
Deferred:
U.S. Federal	11,413	7,518	5,801
State	653	590	848

	12,066	8,108	6,649

Provision for income taxes	$14,942	$9,572	$7,501

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income before income taxes from continuing operations as follows (dollars in thousands):

	2009	2008	2007
Federal statutory tax rate	35%	35%	34%
Expected tax expense	$12,405	$8,628	$6,246
State and foreign income taxes, net of federal benefit	1,723	1,113	911
Other non-deductible items	629	283	198
Change in statutory tax rate	—	(278)	—
Other	185	(174)	146

Provision for income taxes	$14,942	$9,572	$7,501

        In 2008, we revalued our deferred tax assets and liabilities using a 35% federal statutory rate. Prior to 2008, we had assumed a 34% federal statutory rate. We expect our taxable income (before utilization of federal NOL carryforwards) to remain at levels which will result in an overall 35% federal rate.

        As of December 31, 2009 the Company had NOL carryforwards with a tax-effected carrying value of approximately $46.4 million for federal purposes and state NOL carryforwards of $6.0 million. Our federal NOLs will expire on various dates ranging from 2010 to 2028. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

of the Internal Revenue Code. Expected future annual limitations are as follows (amounts shown in millions and are not tax affected):

Years	Annual Limitation
2010	$30.3
2011	19.5
2012	11.7
2013	9.6
2014 - 2019	5.8
2020 - 2027	4.2

        We have $1.8 million in tax credit carryforwards, primarily related to alternative minimum tax credits which do not expire.

        In 2009, 2008 and 2007 we completed our assessment of the acquired Enliven, Pathfire and FastChannel NOL carryforwards, respectively, and concluded that the realization of these NOL carryforwards was more likely than not. Therefore, in 2009, 2008 and 2007 $32.6 million $9.6 million and $12.3 million, respectively, of the valuation allowances related to these acquired NOL carryforwards were reversed as a reduction to goodwill.

        We believe the results of future operations will generate sufficient taxable income to realize the benefits of all of our net deferred tax assets.

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2009 and 2008, we had not recognized a liability for any uncertain tax positions.

        Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the three years ended December 31, 2009, we did not recognize any penalties or interest related to unrecognized tax benefits in our financial statements.

        We are subject to U.S. federal income tax, United Kingdom income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2005 through 2008 remain open to examination, and state, local, and United Kingdom income tax returns for 2004 through 2008 remain open to examination.

11. Employee Benefit Plan

        We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum ($16,500 for 2009). In 2007 and a portion of 2008, we matched 1% of the gross pay for those employees contributing at least 3% of their gross pay into the plan. During 2008, we changed our policy to match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. In April 2009, we ceased matching a portion of our employee contributions. During 2009, 2008, and 2007, we made matching contributions of approximately $159,000, $254,000, and $158,500, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity

  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2009	2008
Unrealized loss on interest rate swaps, net of taxes	$(1,362)	$(1,769)
Currency translation adjustment	(61)	6

Accumulated other comprehensive loss	$(1,423)	$(1,763)

  Restricted Stock

        In each of 2009, 2008 and 2007, we granted a total of 10,000 shares of our common stock to our non-employee directors under restricted stock agreements. The fair value of each restricted stock grant was $0.2 million, $0.2 million and $0.2 million, of which $0.2 million, $0.1 million and $0.0 million was recognized as compensation expense in 2009, 2008 and 2007, respectively. The restricted stock agreements provide for vesting over 36 months. As of December 31, 2009, the restrictions on 10,000 of the restricted shares had lapsed. The fair value of restricted stock that vested during 2009, 2008, and 2007 was $0.1 million, $0.1 million and $0.0 million, respectively. As of December 31, 2009, none of these shares had been forfeited. Stock compensation expense related to those shares is recognized monthly as 1/36th of the grant date fair value. As of December 31, 2009 and 2008, there were 10,000 and 3,333 shares of restricted stock vested and outstanding, respectively.

        In October 2008, we granted 350,000 shares of common stock to Scott K. Ginsburg, our Chairman and Chief Executive Officer, under a restricted stock agreement. The restricted stock agreement provides for vesting over the following periods: (i) 116,667 shares on August 1, 2009, (ii) 116,667 shares on August 1, 2010, and (iii) 116,666 shares on August 1, 2011. Any remaining forfeiture provisions immediately terminate upon a change in control (as defined in the restricted stock agreement). The fair value of the restricted stock on the date of grant was $5.9 million, of which $2.3 million and $0.5 million was recognized as compensation expense in 2009 and 2008, respectively.

        A summary of our restricted stock activity for 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value per Share	Shares	Weighted Average Grant-Date Fair Value per Share	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	366,667	$16.92	10,000	$16.63	—	—
Granted	10,000	$19.07	360,000	$16.92	10,000	$16.63
Vested	(123,334)	$16.92	(3,333)	$16.63	—	—

Nonvested shares at end of year	253,333	$17.00	366,667	$16.92	10,000	$16.63

        The vesting date fair value of shares vesting during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $0.1 million and $0.0 million, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

  Warrants

        We issued warrants to purchase common stock in connection with certain mergers and common stock offerings. The warrants outstanding at December 31, 2009 are exercisable and expire in December 2010. A summary of our warrant activity for 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	691,099	$11.69	660,492	$10.00	660,492	$10.00
Exercised	(2,929)	$13.64	—	—	—	—
Issued in Enliven merger	—	—	30,607	$48.20	—	—

Outstanding at end of year	688,170	$11.68	691,099	$11.69	660,492	$10.00

13. Stock Plans

        We have several stock incentive plans outstanding, including the 2006 Long-Term Stock Incentive Plan (the "2006 Plan") and plans assumed of certain acquired companies. While several stock incentive plans remain outstanding, awards may only be granted under the 2006 Plan. Awards can take the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards and (iv) performance awards, and can be granted to employees, officers, directors and consultants. The 2006 Plan provides that the maximum number of shares of common stock with respect to which awards may be granted shall not exceed 2,200,000 shares. Stock awards are determined by the compensation committee of our board of directors (the "Committee"). Generally, the terms of stock options, including the number of shares of common stock subject to the option and the vesting schedule, are determined by the Committee. However, the exercise price shall not be less than the fair market value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over four years, and are recognized on a straight-line basis over the vesting term. At December 31, 2009, there were a total of 1,097,874 shares of common stock available for future grant under the 2006 Plan.

        A summary of our stock option activity for 2009 is presented below:

	2009
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,246,959	$16.76
Granted	165,000	25.37
Exercised	(187,734)	15.14
Canceled	(175,115)	22.50

Outstanding at end of year	1,049,110	$17.45

Exercisable at end of year (vested)	458,130	$17.98

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 5.00 - $ 12.49	203,251	3.96	$6.33	172,204	$6.41
$12.50 - $ 14.99	570,560	8.57	14.06	168,090	13.89
$15.00 - $ 19.99	7,731	9.25	19.38	211	19.09
$20.00 - $ 29.99	180,390	8.55	26.57	31,636	24.62
$30.00 - $500.00	87,178	2.59	46.47	85,989	46.69

$ 5.00 - $500.00	1,049,110	7.18	$17.45	458,130	$17.98

        Options granted had a weighted-average grant-date fair value per share of $14.62, $8.28, and $14.27 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average remaining contractual life of vested stock options at December 31, 2009 was 5.1 years.

        Options exercised had an intrinsic value of $2.1 million, $0.1 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our practice has been to issue new shares (as opposed to treasury shares) upon exercise of stock options.

        The intrinsic value of options outstanding at December 31, 2009 was approximately $12.7 million. The intrinsic value of options exercisable at December 31, 2009 was approximately $6.2 million.

        Compensation costs related to unvested options was $9.1 million at December 31, 2009. These costs are expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

        The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2009	2008	2007
Number of options granted	165,000	641,823	53,500
Weighted-average exercise price of options granted	$25.37	$14.39	$21.67
Volatility (1)	58%	60%	68%
Risk free interest rate (2)	3%	1.8%	5.1%
Expected term (years) (3)	6.3	6.2	6.1
Expected annual dividends	None	None	None

(1)
Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)
The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the option.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Plans (Continued)

(3)
The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche. We used the "simplified method" discussed in ASC 718-10-S99-1 as we do not have sufficient historical data in order to calculate a more appropriate estimate.

14. Commitments and Contingencies

        We lease facilities and equipment under non-cancelable operating leases.

        The table below summarizes our contractual obligations, including estimated interest and amounts of escalating operating lease rental payments, at December 31, 2009 (in thousands):

Contractual Obligations	Debt Service	Office Leases	Other Obligations	Total
2010	$27,010	$6,703	$11,141	$44,854
2011	25,058	4,432	3,387	32,877
2012	17,868	2,614	2,230	22,712
2013	6,617	1,944	1,800	10,361
2014	38,641	927	—	39,568
Thereafter	—	1,764	—	1,764

	$115,194	$18,384	$18,558	$152,136

        Rent expense, net of sublease rentals, totaled $6.5 million, $5.0 million and $3.2 million in 2009, 2008 and 2007, respectively. Sublease rentals were approximately $0.3 million, $0.4 million and $0.1 million in 2009, 2008 and 2007, respectively.

        Other obligations include non-cancelable future purchase commitments (telephone and service satellite providers and an equipment hardware vendor) and employment contracts. As of December 31, 2009, our non-cancelable future purchase commitments were $8.0 million for 2010, $2.0 million for 2011, $1.8 million for 2012 and $1.8 million for 2013.

        We are involved in a variety of legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our financial statements.

15. Earnings Per Share:

        Effective January 1, 2009, we adopted authoritative guidance issued by the FASB that states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The retrospective application of these provisions did not change our previously reported basic and diluted earnings (loss) per common share data.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share: (Continued)

        Under the two-class method undistributed earnings are allocated to common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common shares by the weighted-average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and warrants. The following table reconciles earnings (loss) per common share for 2009, 2008 and 2007 (in thousands, except per share data):

	2009	2008	2007
Income from continuing operations	$20,501	$15,079	$10,870
Less income allocated to unvested share awards	(287)	(68)	(5)

Income from continuing operations attributable to common shares	$20,214	$15,011	$10,865

Loss from discontinued operations	$—	$—	$(457)
Less loss allocated to unvested share awards	—	—	—

Loss from discontinued operations attributable to common shares	$—	$—	$(457)

Net income	$20,501	$15,079	$10,413
Less net income allocated to unvested share awards	(287)	(68)	(5)

Net income attributable to common shares	$20,214	$15,011	$10,408

Weighted-average common shares outstanding—basic	22,572	18,642	16,631
Potentially dilutive stock options and warrants	519	431	465

Weighted-average common shares outstanding—dilutive	23,091	19,073	17,096

Basic earnings (loss) per common share:
Continuing operations	$0.90	$0.81	$0.65
Discontinued operations	—	—	(0.02)

Total	$0.90	$0.81	$0.63

Diluted earnings (loss) per common share:
Continuing operations	$0.88	$0.79	$0.64
Discontinued operations	—	—	(0.03)

Total	$0.88	$0.79	$0.61

Antidilutive securities (exercise price above average price) not included:
Options and warrants	156	179	143

16. Segment Information

        Our two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other. The all other segment includes creative research services (i.e., SourceEcreative) and Internet marketing services (i.e., Springbox). Our reportable segments have been determined based on related products and services. Substantially all of our interest

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information (Continued)

expense is recorded in the video and audio content distribution segment and not allocated to the all other segment. Our reportable segments were as follows (in thousands):

	Year Ended December 31, 2009
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$177,306	$13,580	$190,886
Depreciation and amortization	26,058	443	26,501
Income from operations	43,415	3,887	47,302
Total assets (a)	460,161	18,131	478,292

	Year Ended December 31, 2008
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$148,891	$8,190	$157,081
Depreciation and amortization	21,024	327	21,351
Income from operations	35,071	2,660	37,731
Total assets (a)	455,929	17,871	473,800

	Year Ended December 31, 2007
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$92,343	$5,344	$97,687
Depreciation and amortization	12,518	347	12,865
Income from operations	16,732	2,320	19,052
Total assets (a)	243,165	9,330	252,495

(a)
Excludes intercompany receivables which have been eliminated in consolidation.

17. Discontinued Operations

        Discontinued operations represent the results of our StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") subsidiaries prior to selling their assets in 2007. The StarGuide and CCS assets were sold for gross proceeds of $3.1 million resulting in a pretax gain of $0.8 million, principally due to the StarGuide sale. Due to the lack of tax basis in substantially all the StarGuide assets sold, the provision for income taxes on the assets sold was approximately $1.0 million resulting in an after tax loss of $0.2 million. In accordance with ASC 205-20, the financial data for these businesses has been presented as discontinued operations.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Discontinued Operations (Continued)

        Operating results of discontinued operations for the year ended December 31, 2007 is as follows (in thousands):

2007
Revenues	$431
Cost of revenues	(265)
Other operating expenses	(488)

Loss from discontinued operations	(322)
Income tax benefit	97
Loss on disposal of discontinued operations, net of tax	(232)

Loss from discontinued operations	$(457)

18. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$41,412	$43,723	$48,268	$57,483
Gross profit	22,713	26,360	31,355	38,756
Net income	1,593	3,587	5,358	9,963
Basic earnings per share	$0.07	$0.16	$0.22	$0.41

Diluted earnings per share	$0.07	$0.16	$0.22	$0.40

	Quarter Ended
	March 31, 2008	June 30, 2008(1)	September 30, 2008	December 31, 2008(2)
Revenues	$29,217	$34,452	$41,428	$51,984
Gross profit	17,552	20,309	24,238	30,539
Net income	3,167	4,148	2,279	5,485
Basic earnings per share	$0.18	$0.23	$0.13	$0.27

Diluted earnings per share	$0.17	$0.23	$0.12	$0.27

(1)
On June 5, 2008 we acquired Vyvx. Accordingly, Vyvx has been included in our results since the date of acquisition.

(2)
On October 2, 2008 we acquired Enliven. Accordingly, Enliven has been included in our results since the date of acquisition.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations(1)	Acquired	Write-offs (net)	Balance at End of Period
Allowance for Accounts Receivable Losses
Year Ended:
December 31, 2009	$2,329	$549	$—	$(762)	$2,116
December 31, 2008	1,716	886	434	(707)	2,329
December 31, 2007	1,046	607	465	(402)	1,716

(1)
Excludes amounts charged to discontinued operations of $37 in 2007.

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of Registrant.

3.2	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.

3.3	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant

3.4	(c)	Bylaws of Registrant, as amended to date.

4.1	(d)	Form of Common Stock Certificate.

10.1	(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*

10.2	(d)	Form of Directors' and Officers' Indemnification Agreement.

10.3	(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*

10.4	(d)	Form of Restricted Stock Agreement.*

10.5	(e)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.6	(e)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.

10.7	(e)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.

10.8	(e)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.9	(e)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.10	(f)	Employment Agreement, dated December 30, 2008, between DG FastChannel, Inc. and Omar A. Choucair, Chief Financial Officer.*

10.11	(f)	Employment Agreement, dated December 20, 2008, between DG FastChannel, Inc. and Neil Nguyen.*

10.12	(g)	Employment Agreement, dated October 3, 2008, between DG FastChannel, Inc. and Scott K. Ginsburg.*

10.13	(h)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*

10.14	(h)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan.*

10.15	(i)	Agreement and Plan of Merger and Reorganization by and among DG FastChannel, Inc., Point.360 and New360 dated April 16, 2007.

10.16	(j)	Agreement and Plan of Merger among DG FastChannel, Inc., DG Acquisition Corp. V, Pathfire, Inc. and PFire Escrow, Inc. dated April 24, 2007.

10.17	(k)	Asset Purchase Agreement by and among DG FastChannel, Inc., DGFC Acquisition Corp. V, GTN, Inc. and Douglas M. Cheek dated June 13, 2007.

10.18	(l)	Credit Agreement among DG FastChannel, Inc., Bank of Montreal, as administrative agent, guarantors and lenders dated August 9, 2007.

Exhibit Number		Exhibit Title
10.19	(m)	Asset Purchase Agreement among Level 3 Communications, LLC, Vyvx, LLC, Wiltel Communications, LLC and DG FastChannel, Inc. dated December 18, 2007.

10.20	(n)	Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated May 7, 2008.

10.21	(o)	Amendment No. 1 to Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated September 4, 2008.

10.22	(p)	Warrant No. 1 to Purchase Common Stock of DG FastChannel, Inc. Issued to Moon Doggie Family Partnership, L.P.

10.23	(p)	Warrant No. 2 to Purchase Common Stock of DG FastChannel, Inc. Issued to Moon Doggie Family Partnership, L.P.

10.24	(p)	Warrant No. 3 to Purchase Common Stock of DG FastChannel, Inc. Issued to Scott K. Ginsburg

10.25	(p)	Warrant No. 4 to Purchase Common Stock of DG FastChannel, Inc. Issued to Omar A. Choucair

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney (included on the Signature Page).

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	**	Section 1350 Certifications.

(a)
Incorporated by reference to exhibit bearing the same title filed with the registrant's Annual Report on Form 10-K filed March 27, 2003.

(b)
Incorporated by reference to the exhibit bearing the same title filed with the registrant's Quarterly Report on Form 10-Q filed November 14, 2006.

(c)
Incorporated by reference to the exhibit bearing the same title filed with the registrant's Current Report on Form 8-K filed April 13, 2007.

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

(p)
Incorporated by reference to exhibit bearing same title filed with registrant's Registration Statement on Form S-3/A filed December 23, 2009.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.