Form 10-Q
period 2010-03-31
DG FastChannel, Inc
filed 2010-05-07
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 4, 2010, the Registrant had 28,401,156 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Words such as “may,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “expects,” “future,” “intends,” “will” and similar expressions are used to identify forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in our other filings with the United States Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item I.	FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$51,016	$33,870
Accounts receivable (less allowances of $2,085 in 2010 and $2,116 in 2009)	49,361	51,309
Deferred income taxes	2,778	2,778
Other current assets	2,821	1,749
Total current assets	105,976	89,706
Property and equipment, net	40,819	41,520
Goodwill	214,777	214,777
Deferred income taxes, net of current portion	20,111	25,288
Intangible assets, net	99,389	102,411
Other non-current assets	4,249	4,590
Total assets	$485,321	$478,292

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,211	$8,415
Accrued liabilities	11,567	13,463
Deferred revenue	2,472	2,178
Current portion of long-term debt	21,500	21,500
Total current liabilities	41,750	45,556
Deferred revenue, net of current portion	5	28
Long-term debt, net of current portion	75,587	80,962
Other non-current liabilities	4,470	4,580
Total liabilities	121,812	131,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 24,792 issued and 24,736 outstanding at March 31, 2010; 24,045 issued and 23,989 outstanding at December 31, 2009	25	24
Additional capital	503,054	494,783
Accumulated deficit	(137,323)	(145,365)
Accumulated other comprehensive loss	(1,394)	(1,423)
Treasury stock, at cost	(853)	(853)
Total stockholders’ equity	363,509	347,166
Total liabilities and stockholders’ equity	$485,321	$478,292

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Video and audio content distribution	$50,986	$38,184
Other	3,216	3,228
Total revenues	54,202	41,412
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	16,526	16,890
Other	1,415	1,809
Total cost of revenues	17,941	18,699
Operating expenses:
Sales and marketing	3,112	2,584
Research and development	2,115	1,110
General and administrative	7,953	6,072
Depreciation and amortization	7,259	6,273
Total operating expenses	20,439	16,039
Income from operations	15,822	6,674
Other (income) expense:
Interest expense	2,045	4,008
Interest income and other, net	31	(35)
Income before income taxes	13,746	2,701
Provision for income taxes	5,704	1,108
Net income	$8,042	$1,593

Earnings per common share:
Basic	$0.33	$0.07
Diluted	$0.32	$0.07

Weighted average common shares outstanding:
Basic	24,349	20,888
Diluted	24,879	21,264

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	24,045	$24	(56)	$(853)	$494,783	$(1,423)	$(145,365)	$347,166
Common stock issued on exercise of stock options and warrants	704	1	—	—	7,163	—	—	7,164
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	2	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	1,048	—	—	1,048
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(66)	—	(66)
Unrealized gain on interest rate swaps (net of tax expense of $67)	—	—	—	—	—	95	—	95
Net income	—	—	—	—	—	—	8,042	8,042
Total comprehensive income								8,071
Balance at March 31, 2010	24,792	$25	(56)	$(853)	$503,054	$(1,394)	$(137,323)	$363,509

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,042	$1,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,238	3,294
Amortization of intangibles	3,021	2,979
Deferred income taxes	5,111	594
Provision for accounts receivable losses	10	(26)
Share-based compensation	1,048	1,144
Change in value of interest rate swap recorded in earnings	155	—
Loss on disposal of property and equipment	37	—
Changes in operating assets and liabilities:
Accounts receivable	1,937	6,045
Other assets	(730)	561
Accounts payable and other liabilities	(4,202)	(9,268)
Deferred revenue	271	260
Net cash provided by operating activities	18,938	7,176

Cash flows from investing activities:
Purchases of property and equipment	(2,226)	(926)
Capitalized costs of developing software	(1,349)	(2,077)
Net cash used in investing activities	(3,575)	(3,003)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	7,224	77
Borrowings under long-term debt, net of costs	—	57,764
Repayments of long-term debt	(5,375)	(68,375)
Net cash provided by (used in) financing activities	1,849	(10,534)

Effect of exchange rate changes on cash and cash equivalents	(66)	(26)
Net increase (decrease) in cash and cash equivalents	17,146	(6,387)
Cash and cash equivalents at beginning of period	33,870	17,180

Cash and cash equivalents at end of period	$51,016	$10,793

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,523	$4,104
Cash paid for income taxes	$2,037	$525

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The Company

DG FastChannel, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our network operation centers (“NOCs”) located in Irving, Texas; Atlanta, Georgia and Jersey City, New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 23,000 television, radio, cable, network and print publishing destinations and over 5,000 online publishers electronically throughout the United States, Canada, and Europe. We also offer a variety of other ancillary products and services to the advertising industry.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Revenues presented in the financial statements are net of sales taxes collected.

Our business is seasonal, as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

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

2.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 - 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010.  We have included these new disclosures, as applicable, in Note 3.

Issued

In September 2009, the FASB issued changes to revenue arrangements with multiple deliverables. The new standard is included in the Accounting Standards Codification (“ASC”) under subtopic 605-25 and modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.  The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.  The new standard will be effective for us beginning January 1, 2011, unless we elect to early adopt. We are currently evaluating the impact of these changes on our financial position, results of operations and cash flows.

3.  FAIR VALUE MEASUREMENTS

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

We have segregated our financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The table below sets forth by level, assets and liabilities that were accounted for at fair value as of March 31, 2010. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at March 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$46,308	$—	$—	$46,308

Liabilities:
Interest rate swaps (see Note 5)	$—	$2,424	$—	$2,424

Our cash equivalents consist of highly liquid money market funds. Fair value is determined based upon market prices. The fair values of our interest rate swaps were determined based on quoted prices from our counterparties and corroborated with third party data.  The interest rate swap liabilities (see Note 5) are included in other non-current liabilities on the accompanying consolidated balance sheets.  The fair value of our long-term debt (see Note 5) at March 31, 2010 and December 31, 2009 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.

4.  ACQUISITION RELATED EXIT COSTS AND PURCHASE ACCOUNTING ADJUSTMENTS

In connection with the Vyvx advertising services business (“Vyvx”) and Enliven Marketing Technologies Corporation (“Enliven”) acquisitions, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from the acquisition dates to March 31, 2010 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments, net	Balance at December 31, 2009	New Charges	Plus Interest Accretion and/or Less Cash Payments, net	Balance at March 31, 2010
Vyvx
Office closures	$3,298	$(674)	$2,624	$—	$(467)	$2,157
Enliven:
Employee severance	1,659	(1,530)	129	—	(129)	—
Unfavorable contract	502	(41)	461	—	13	474

Total	$5,459	$(2,245)	$3,214	$—	$(583)	$2,631

At March 31, 2010, $1.9 million and $0.7 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2009, $2.0 million and $1.2 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

We are attempting to negotiate lease buyouts or enter into sublease arrangements with respect to certain office leases.

5.  LONG-TERM DEBT

Long-term debt as of March 31, 2010 and December 31, 2009 is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009

Term loans	$56,920	$62,170
Acquisition loans	40,167	40,292
Revolving credit facility	—	—
Subtotal	97,087	102,462
Less current portion	(21,500)	(21,500)

Long-term portion	$75,587	$80,962

Senior Credit Facility

In March 2008, we entered into a six-year, $145 million credit facility with our existing and two additional lenders (the “Senior Credit Facility”). In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings. In June 2009, we issued 2.9 million shares of our common stock in a public equity offering that raised $52 million. Substantially all the net proceeds were used to reduce borrowings under the Senior Credit Facility. The Senior Credit Facility, as amended, contains term loans, acquisition loans and a $30 million revolving credit facility. Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined). At March 31, 2010 and December 31, 2009, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 5.9% and 5.8%, respectively, excluding the amortization of fees and expenses.

Maturity Dates, Principal Payments, Covenants and Other Terms

The term loans, as amended, are scheduled to mature in March 2013 and require quarterly principal payments of $5.25 million. The acquisition loans are scheduled to mature in March 2014 and require quarterly principal payments of $0.1 million. The revolving loans mature in March 2013 and permit reborrowings, whereas the term loans and the acquisition loans do not. The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth. The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default. The Senior Credit Facility prohibits the payment of cash dividends and limits share repurchases to $2.5 million per year. There are no restrictions on accumulated deficit or net income other than the declaration or payment of cash dividends. Further, there are no restrictions in our Senior Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Senior Credit Facility is guaranteed by all of our subsidiaries and is collateralized by a first priority lien on substantially all of our assets. As of March 31, 2010, we were in compliance with all financial and restrictive covenants under the Senior Credit Facility.

Subsequent Pay-down of Debt

In April 2010, we issued shares of common stock in a public equity offering and used the proceeds to retire our term loans and acquisition loans.  We continue to have access to $30 million of revolving loans under the Senior Credit Facility and are currently negotiating a larger revolving credit facility.  See Note 10.

Previous Credit Facility

In June 2008, we entered into a two-year $65 million subordinated unsecured term loan (the “Bridge Loan”) with Bank of Montreal (“BMO”). The Bridge Loan initially bore interest at 11.0% per annum, and increased 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%. The Bridge Loan was estimated to have a periodic interest cost of 13.3% per annum based upon the expected term of one-year, excluding the amortization of fees and expenses. In March 2009, we used (i) $40 million of additional term loan borrowings, (ii) $20 million of revolving credit facility borrowings and (iii) $5 million of cash on hand, to retire the Bridge Loan.

Interest Rate Swaps

During 2009 and 2008, we entered into three interest rate swap agreements (“Swaps”) with an aggregate notional amount of $87.5 million with certain of our lenders which were designated and initially qualified as cash flow hedging instruments. During the fourth quarter of 2009, one of our Swaps with a $30 million notional amount failed to satisfy all of the hedging criteria to qualify as a cash flow hedging instrument. The accumulated loss associated with this Swap ($0.2 million) was reclassified from accumulated other comprehensive loss (“AOCL”) and recognized as interest expense. The other two Swaps were determined to be highly effective as of March 31, 2010 and December 31, 2009 and the changes in the fair value of these Swaps have been recorded in AOCL.

Borrowings under the Senior Credit Facility bear interest at variable rates. Our objective of entering into the Swaps was to reduce the risk associated with these variable rates. The Swaps, in effect, convert variable rates of interest into fixed rates of interest on $87.5 million of borrowings under the Senior Credit Facility. At each balance sheet date, the fair values of the Swaps are recorded on the balance sheet with the offsetting entry recorded in AOCL to the extent the hedges are highly effective. Any ineffectiveness is recorded in the statement of income. During the three months ended March 31, 2010 and 2009, no amounts have been recorded in the statement of income as a result of ineffectiveness. It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2010 and December 31, 2009, no such amounts were offset.

Our Swaps were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Notional amounts	$87,500	$87,500
Weighted average pay rates	6.15%	6.12%
Weighted average receive rates	3.43%	3.42%
Weighted average maturity (in years)	1.30	1.55
Fair value of interest rate swaps recorded in other non-current liabilities:
Designated and qualifying as hedging instruments	$2,103	$2,265
Not designated and qualifying as hedging instruments	321	165

Total	$2,424	$2,430

Below is a summary of the amounts of gains and losses related to derivative instruments qualifying as hedging relationships during the three months ended March 31, 2010 and 2009 (in thousands):

Three Months Ended March 31,

Derivatives in Cash Flow Hedging	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Interest rate swaps	$162	$75	Interest expense	$(497)	$(279)	Interest expense	$—	$—

6.  SHARE-BASED COMPENSATION

We issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2010	2009
Number of options granted	None	2,000
Grant date fair value of options granted (in thousands)	$—	$16
Weighted average exercise price of options granted	$—	$13.52
Volatility (1)	—%	61%
Risk free interest rate (2)	—%	2.0%
Expected term (in years)	—	6.3
Expected annual dividends	None	None

(1)	Expected volatility is based on the historical volatility of our common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognized approximately $1.0 million and $1.1 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended March 31, 2010 and 2009, respectively.  Compensation costs related to unvested options was $8.0 million at March 31, 2010.  These costs are expected to be recognized over the weighted-average remaining vesting period of 2.4 years.

7.  EARNINGS PER SHARE

Unvested share-based payment awards that contain nonforfeitable rights to dividends, such as our restricted stock, are considered participating securities for purposes of calculating earnings per share (“EPS”).  A portion of our net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock as shown in the table below.  EPS data for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$8,042	$1,593
Less net income allocated to unvested share awards	(83)	(27)
Net income attributable to common shares	$7,959	$1,566

Weighted average common shares outstanding - basic	24,349	20,888
Potentially dilutive stock options and warrants	530	376
Weighted average common shares outstanding - diluted	24,879	21,264

Earnings per share:
Basic	$0.33	$0.07
Diluted	$0.32	$0.07

Antidilutive securities (exercise price above average price) not included:
Options and warrants	93	316

8.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$8,042	$1,593
Unrealized gain on interest rate swaps, net of tax expense of $67 and $30 for the three months ended March 31, 2010 and 2009, respectively	95	45
Currency translation adjustment	(66)	(26)

Total comprehensive income	$8,071	$1,612

9.  SEGMENT INFORMATION

Our two reportable segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other.  The all other segment includes creative research services (i.e., SourceEcreative or “SourceE”) and internet marketing services (i.e., Springbox).  We define our reportable segments based on our internal financial reporting that we use for managing our business and making decisions (in thousands).

	Three Months Ended March 31,
	2010			2009
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$50,986	$3,216	$54,202	$38,184	$3,228	$41,412
Depreciation and amortization	7,161	98	7,259	6,169	104	6,273
Income from operations	14,880	942	15,822	6,121	553	6,674
Total assets (a)	468,542	16,779	485,321	443,057	16,295	459,352

(a)      Excludes intercompany receivables, which have been eliminated in consolidation.

10.  SUBSEQUENT EVENTS

In April 2010, we issued 3.65 million shares of our common stock in a public equity offering which resulted in net proceeds to us of approximately $108 million.  We used approximately $100 million of the proceeds to retire our term loans and acquisition loans, and terminate our interest rate swap contracts.  We continue to have access to $30 million of revolving loans under the Senior Credit Facility and are currently negotiating a larger revolving credit facility.

As a result of paying down our debt and terminating the interest rate swaps, we expect to recognize charges of approximately $4.3 million in the statement of income during the second quarter of 2010.  The charges relate to writing off approximately $2.2 million of deferred financing costs and reclassifying approximately $2.1 million of charges (previously recorded in AOCL in the equity section of our balance sheet) related to our interest rate swaps to interest expense.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

•                  patent-infringement claims;

•                  risks of new, changing and competitive technologies; and

•                  other factors discussed elsewhere herein and in our (i) Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Annual Report”) and / or (ii) the Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors.”

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

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. During the last three fiscal years we purchased five separate businesses involved in the distribution of media content.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of our assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

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

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2010	Three Months Ended
	March 31,		vs.	March 31,
	2010	2009	2009	2010	2009
Revenues	$54,202	$41,412	31%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	17,941	18,699	(4)	33.1	45.2
Sales and marketing	3,112	2,584	20	5.7	6.2
Research and development	2,115	1,110	91	3.9	2.7
General and administrative	7,953	6,072	31	14.7	14.7
Depreciation and amortization	7,259	6,273	16	13.4	15.1
Total costs and expenses	38,380	34,738	10	70.8	83.9

Income from operations	15,822	6,674	137	29.2	16.1

Other (income) expense:
Interest expense	2,045	4,008	(49)	3.8	9.7
Interest income and other, net	31	(35)	(189)	0.1	(0.1)

Income before income taxes	13,746	2,701	409	25.3	6.5
Provision for income taxes	5,704	1,108	415	10.5	2.7

Net income	$8,042	$1,593	405	14.8	3.8

(a)      Excludes depreciation and amortization.

Revenues.      For the three months ended March 31, 2010, revenues increased $12.8 million, or 31%, as compared to the same period in the prior year.  All of the revenue growth occurred in the Video and Audio Content Distribution segment which was primarily due to (i) an $8.8 million increase in high definition (“HD”) revenue ($19.7 million in 2010 vs. $10.9 million in 2009) driven by an increase in HD deliveries (ii) a $2.5 million increase in standard definition (“SD”) revenue driven by an increase in SD deliveries and (iii) a $1.3 million increase in Unicast revenue.  The Other segment revenues were $3.2 million for each of the 2010 and 2009 periods.

Cost of Revenues.      For the three months ended March 31, 2010, cost of revenues decreased $0.8 million, or 4%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 33.1% in the current period as compared to 45.2% in the same period in the prior year.  A large portion of our cost structure is fixed.  Therefore, as revenues increase our gross profit margin tends to increase.  In addition, our costs were lower in the 2010 period as (i) we eliminated duplicative infrastructure and personnel costs associated with the June 2008 acquisition of Vyvx (most of these costs were eliminated in the second quarter of 2009), and (ii) our delivery costs were lower as more of our HD orders were delivered electronically compared to the prior year period.

Sales and Marketing.      For the three months ended March 31, 2010, sales and marketing expense increased $0.5 million, or 20%, as compared to the same period in the prior year.   The increase was principally attributable to increases in personnel and marketing costs in the online portion of our advertising distribution operation.  As a percentage of revenues, sales and marketing expenses decreased to 5.7% in the current period as compared to 6.2% in the same period in the prior year.  Our revenues rose faster than our sales and marketing expenses.

Research and Development.      For the three months ended March 31, 2010, research and development costs increased $1.0 million, or 91%, as compared to the same period in the prior year.  The increase relates primarily to increases in personnel and professional fees in the development and maintenance of our software initiatives.

General and Administrative.      For the three months ended March 31, 2010, general and administrative expense increased $1.9 million, or 31%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) higher professional fees ($1.1 million) and (ii) increased incentive compensation ($0.6 million).

Depreciation and Amortization.      For the three months ended March 31, 2010, depreciation and amortization expense increased $1.0 million, or 16%, as compared to the same period in the prior year.  The increase was primarily attributable to increased depreciation associated with larger investments in property and equipment and capitalized software development projects.

Interest Expense.     For the three months ended March 31, 2010, interest expense decreased $2.0 million, or 49%, as compared to the same period in the prior year.  The decrease was due to (i) a reduction in the average amount of debt outstanding during the period, largely as a result of using the proceeds from the June 2009 public equity offering (which raised $52 million) to retire debt, and (ii) a lower average interest rate.  Excluding the amortization of fees and expenses, the weighted average annual interest rate on our debt was 5.9% at March 31, 2010 vs. 6.5% at March 31, 2009.

Interest Income and Other, net.     For the three months ended March 31, 2010, interest income and other decreased $0.1 million as compared to the same period in the prior year.  The decrease was the result of a decline in the average interest rate on invested cash and an increase in other expenses.

Provision for Income Taxes.     For the three months ended March 31, 2010 and 2009, the provision for income taxes was 41.5% and 41.0%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state income taxes and certain non-deductible expenses.

Financial Condition

The following table sets forth certain of our major balance sheet accounts as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$51,016	$33,870
Accounts receivable, net	49,361	51,309
Property and equipment, net	40,819	41,520
Deferred income taxes, net	22,889	28,066
Goodwill and intangible assets, net	314,166	317,188

Liabilities:
Accounts payable and accrued liabilities	17,778	21,878
Debt	97,087	102,462

Stockholders’ equity	363,509	347,166

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital raising activity.  The increase in cash and cash equivalents primarily relates to cash generated from operating activities.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 82 days at both March 31, 2010 and December 31, 2009.

Property and equipment tends to increase when we have significant improvements to our equipment or an expansion of our network (e.g., upgrading our spot boxes).  It also can increase as a result of acquisition activity.  Further, the balance of property and equipment is affected by recording depreciation expense.  For the three months ended March 31, 2010 and 2009, purchases of property and equipment were $2.2 million and $0.9 million, respectively.  For the three months ended March 31, 2010 and 2009, capitalized costs of developing software were $1.3 million and $2.1 million, respectively.

Goodwill and intangible assets decreased from December 31, 2009 as a result of amortizing certain intangible assets.

Accounts payable and accrued liabilities decreased $4.1 million during the three months ended March 31, 2010.  The decrease primarily relates to the timing of payments and the pay down of equipment financed by a vendor.

Debt decreased $5.4 million during the three months ended March 31, 2010 as a result of scheduled principal payments.

Stockholders’ equity increased $16.3 million during the three months ended March 31, 2010.  The increase primarily relates to (i) reporting net income of $8.0 million, (ii) the exercise of stock options and warrants of $7.2 million, and (iii) recording share-based compensation expense of $1.0 million.

In April 2010, we issued 3.65 million shares of our common stock in a public equity offering which resulted in net proceeds to us of approximately $108 million. We used approximately $100 million to repay our debt and terminate our interest rate swap contracts. See Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$8,042	$1,593
Depreciation and amortization	7,259	6,273
Deferred income taxes and other	6,361	1,712
Changes in operating assets and liabilities, net	(2,724)	(2,402)
Total	18,938	7,176

Investing activities:
Purchases of property and equipment	(2,226)	(926)
Capitalized costs of developing software	(1,349)	(2,077)
Total	(3,575)	(3,003)

Financing activities:
Proceeds from issuance of common stock, net	7,224	77
Borrowings (repayments) of debt, net	(5,375)	(10,611)
Total	1,849	(10,534)

Effect of exchange rate changes on cash	(66)	(26)

Net increase (decrease) in cash and cash equivalents	$17,146	$(6,387)

We generate cash from operating activities principally from net income and from adding back certain non cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes.  In the first quarter of 2010, we generated $18.9 million in cash from operating activities as compared to $7.2 million in the same period of 2009.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.  During the last three fiscal years, we have acquired five businesses, two of which we first made a strategic investment before acquiring the entire business.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments.  We use cash in financing activities principally in the repayment of our debt.

Sources of Liquidity

Our sources of liquidity include:

•                  cash on hand,

•                  cash generated from operating activities,

•                  borrowings from our credit facility,

•                  borrowings from any new credit facility, and

•                  the issuance of equity securities.

At March 31, 2010, we had $51.0 million of cash on hand.  Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

At March 31, 2010, we had a credit facility (the “Senior Credit Facility”) with a group of lenders that had a balance of $97.1 million.  In addition, the Senior Credit Facility allows us to borrow $30 million under a revolving loan feature, all of which was available to us at March 31, 2010.  See a full description of the Senior Credit Facility in Note 5 of our consolidated financial statements.

We also have the ability to issue equity instruments.  As of March 31, 2010, we had an effective shelf registration statement on file with the SEC for the issuance of (i) up to 4.5 million shares of our common stock and (ii) up to $75 million of preferred stock.

In April 2010, we issued 3.65 million shares of our common stock under our shelf registration statement that resulted in us receiving approximately $108 million of net proceeds.  We used a portion of the proceeds to repay all of our outstanding debt.  We are also negotiating a larger credit facility.  See Note 10 of our consolidated financial statements.

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

Contractual Payment Obligations

Other than the repayment of our debt in April 2010, there have been no material changes to our contractual payment obligations since December 31, 2009.  Refer to our Annual Report for additional information regarding our contractual payment obligations.

Off-Balance Sheet Arrangements

Other than our operating leases, we are not party to any off-balance sheet arrangement (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that we believe is reasonably likely to have a material, current or future, effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

We provide limited services to entities located outside the United States and, therefore, believe the risk that changes in exchange rates will have a material adverse impact on our results of operations is remote.  Historically, our foreign currency exchange gains and losses have not been material.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report on Form 10-Q, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report on Form 10-K for the year ended December 31, 2009 and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors” should be considered when reading this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: May 7, 2010	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer