Form 10-Q
period 2010-06-30
DG FastChannel, Inc
filed 2010-08-06
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27644

DG FastChannel, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3140772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West John Carpenter Freeway, Suite 700

Irving, Texas 75039

(Address of principal executive offices) (Zip Code)

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

As of August 5, 2010, the Registrant had  28,442,760 shares of Common Stock, par value $0.001, outstanding.

DG FASTCHANNEL, INC.

The discussion in this Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Words such as “may,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “expects,” “future,” “intends,” “will” and similar expressions are used to identify forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” as well as those discussed elsewhere in this Report, and the risks discussed in our other filings with the United States Securities and Exchange Commission.

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$79,624	$33,870
Accounts receivable (less allowances of $2,192 in 2010 and $2,116 in 2009)	48,872	51,309
Deferred income taxes	2,778	2,778
Other current assets	3,066	1,749
Total current assets	134,340	89,706
Property and equipment, net	40,890	41,520
Goodwill	214,777	214,777
Deferred income taxes, net of current portion	17,049	25,288
Intangible assets, net	96,357	102,411
Other non-current assets	2,048	4,590
Total assets	$505,461	$478,292

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$7,635	$8,415
Accrued liabilities	9,820	13,463
Deferred revenue	1,850	2,178
Current portion of long-term debt	—	21,500
Total current liabilities	19,305	45,556
Deferred revenue, net of current portion	5	28
Long-term debt, net of current portion	—	80,962
Other non-current liabilities	2,774	4,580
Total liabilities	22,084	131,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,494 issued and 28,438 outstanding at June 30, 2010; 24,045 issued and 23,989 outstanding at December 31, 2009	29	24
Additional capital	612,682	494,783
Accumulated deficit	(128,323)	(145,365)
Accumulated other comprehensive loss	(158)	(1,423)
Treasury stock, at cost	(853)	(853)
Total stockholders’ equity	483,377	347,166
Total liabilities and stockholders’ equity	$505,461	$478,292

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Video and audio content distribution	$56,817	$40,677	$107,803	$78,860
Other	3,479	3,046	6,695	6,275
Total revenues	60,296	43,723	114,498	85,135
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	16,799	15,875	33,325	32,765
Other	1,602	1,488	3,017	3,297
Total cost of revenues	18,401	17,363	36,342	36,062
Operating expenses:
Sales and marketing	3,465	3,264	6,577	5,848
Research and development	2,430	975	4,545	2,085
General and administrative	9,045	6,429	16,998	12,501
Depreciation and amortization	7,122	6,361	14,381	12,634
Total operating expenses	22,062	17,029	42,501	33,068
Income from operations	19,833	9,331	35,655	16,005
Other expense:
Write-off of deferred loan fees	2,162	—	2,162	—
Loss on interest rate swap termination	2,135	—	2,135	—
Other interest expense	121	3,116	2,166	7,124
Total interest expense	4,418	3,116	6,463	7,124
Interest income and other, net	29	134	60	99
Income before income taxes	15,386	6,081	29,132	8,782
Provision for income taxes	6,386	2,494	12,090	3,602
Net income	$9,000	$3,587	$17,042	$5,180

Earnings per common share:
Basic	$0.32	$0.16	$0.65	$0.24
Diluted	$0.32	$0.16	$0.64	$0.23

Weighted average common shares outstanding:
Basic	27,894	21,588	26,131	21,238
Diluted	28,231	22,100	26,565	21,682

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	24,045	$24	(56)	$(853)	$494,783	$(1,423)	$(145,365)	$347,166
Common stock issued in equity offering, net of costs	3,651	4	—	—	107,913	—	—	107,917
Common stock issued on exercise of stock options and warrants	745	1	—	—	7,698	—	—	7,699
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan and upon vesting of restricted stock	12	—	—	—	60	—	—	60
Share-based compensation	—	—	—	—	2,228	—	—	2,228
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(97)	—	(97)
Reclassification of unrealized loss on interest rate swaps (net of tax benefit of $903)	—	—	—	—	—	1,362	—	1,362
Net income	—	—	—	—	—	—	17,042	17,042
Total comprehensive income								18,307
Balance at June 30, 2010	28,494	$29	(56)	$(853)	$612,682	$(158)	$(128,323)	$483,377

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$17,042	$5,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	8,327	6,774
Amortization of intangibles	6,054	5,860
Deferred income taxes	7,335	3,018
Provision for accounts receivable losses	184	437
Share-based compensation	2,228	2,298
Accretion of interest on capital leases	85	—
Loss on disposal of property and equipment	93	26
Changes in operating assets and liabilities:
Accounts receivable	2,237	5,808
Other assets	1,239	449
Accounts payable and other liabilities	(2,775)	(10,133)
Deferred revenue	(352)	252
Net cash provided by operating activities	41,697	19,969

Cash flows from investing activities:
Purchases of property and equipment	(4,363)	(2,151)
Capitalized costs of developing software	(2,370)	(3,983)
Net cash used in investing activities	(6,733)	(6,134)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	115,676	52,657
Borrowings under long-term debt, net of costs	—	57,764
Repayments of capital lease obligations	(2,327)	—
Repayments of long-term debt	(102,462)	(119,925)
Net cash provided by (used in) financing activities	10,887	(9,504)

Effect of exchange rate changes on cash and cash equivalents	(97)	(21)
Net increase in cash and cash equivalents	45,754	4,310
Cash and cash equivalents at beginning of period	33,870	17,180

Cash and cash equivalents at end of period	$79,624	$21,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,863	$6,301
Cash paid for income taxes	$6,199	$595
Capital lease obligations incurred	$1,057	$—

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

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”).  Revenues presented in the financial statements are net of sales taxes collected.

Our business is seasonal, as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts and credit memo reserves, intangible assets, office closure costs and income taxes. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

2.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 - 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuances and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010.  We have included these new disclosures, as applicable, in Note 3.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at June 30, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$72,020	$—	$—	$72,020

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$29,750	$—	$—	$29,750

Liabilities:
Interest rate swaps	$—	$2,430	$—	$2,430

Our cash equivalents consist of highly liquid money market funds. Fair value is determined based upon market prices. The fair value of our long-term debt (see Note 5) at December 31, 2009 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.

4.  ACQUISITION RELATED EXIT COSTS AND PURCHASE ACCOUNTING ADJUSTMENTS

In connection with the Vyvx advertising services business (“Vyvx”) and Enliven Marketing Technologies Corporation (“Enliven”) acquisitions, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from the acquisition dates to June 30, 2010 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments, net	Balance at December 31, 2009	New Charges	Plus Interest Accretion and/or Less Cash Payments, net	Balance at June 30, 2010
Vyvx
Office closures	$3,298	$(674)	$2,624	$—	$(685)	$1,939
Enliven:
Employee severance	1,659	(1,530)	129	—	(129)	—
Unfavorable contract	502	(41)	461	—	29	490

Total	$5,459	$(2,245)	$3,214	$—	$(785)	$2,429

At June 30, 2010, $1.8 million and $0.6 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2009, $2.0 million and $1.2 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

We are attempting to negotiate lease buyouts or enter into sublease arrangements with respect to certain office leases.

5.  LONG-TERM DEBT

Long-term debt as of June 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009

Term loans	$—	$62,170
Acquisition loans	—	40,292
Revolving credit facility	—	—
Subtotal	—	102,462
Less current portion	—	(21,500)

Long-term portion	$—	$80,962

Senior Credit Facility

In March 2008, we entered into a six-year, $145 million credit facility (the “Senior Credit Facility”).  In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings.  The Senior Credit Facility, as amended, contains term loans, acquisition loans and a $30 million revolving credit facility.  Borrowings under the Senior Credit Facility bear interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At December 31, 2009, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 5.8%, excluding the amortization of fees and expenses.

Pay-down of Debt and Termination of Interest Rate Swaps

In April 2010, we issued 3.7 million shares of our common stock in a public equity offering that raised $108 million in net proceeds and used $97 million of the proceeds to retire all of our outstanding debt.  We used another $2.7 million of the proceeds to terminate our interest rate swaps, including accrued interest.  In connection with our debt repayment we (i) wrote off $2.2 million of deferred loan fees to interest expense and (ii) reclassified $2.1 million of accumulated interest rate swap losses from accumulated other comprehensive loss (a balance sheet account) to interest expense.

We continue to have access to $30 million of revolving loans under the Senior Credit Facility and are currently seeking a larger revolving credit facility.  As of June 30, 2010, we had $0.7 million in unamortized deferred loan fees which will be recognized as expense over the remaining term of the revolver. We no longer are able to borrow funds under the term loans or acquisition loans as those facilities do not permit reborrowings.

Maturity Dates, Principal Payments, Covenants and Other Terms

The revolving loans mature in March 2013 and permit reborrowings, whereas the term loans and the acquisition loans do not.  The Senior Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum total leverage ratio, (ii) the minimum fixed charge coverage ratio, and (iii) maintaining a minimum net worth.  The Senior Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default.  The Senior Credit Facility prohibits the payment of cash dividends and limits share repurchases to $2.5 million per year.  There are no restrictions on accumulated deficit or net income other than the declaration or payment of cash dividends.  Further, there are no restrictions in our Senior Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us.  The Senior Credit Facility is guaranteed by all of our subsidiaries and is collateralized by a first priority lien on substantially all of our assets.  As of June 30, 2010, we were in compliance with all financial and restrictive covenants under the Senior Credit Facility.

Interest Rate Swaps

During 2009 and 2008, we entered into three interest rate swap agreements (“Swaps”) with an aggregate notional amount of $87.5 million with certain of our lenders which were designated and initially qualified as cash flow hedging instruments.  During the fourth quarter of 2009, one of our Swaps with a $30 million notional amount failed to satisfy all of the hedging criteria to qualify as a cash flow hedging instrument. The accumulated loss associated with this Swap ($0.2 million) was reclassified from accumulated other comprehensive loss (“AOCL”) and recognized as interest expense.  In April 2010 we terminated all our Swaps in connection with the repayment of all our outstanding debt.  The accumulated loss associated with the other two swaps ($2.1 million) was reclassified from AOCL and recognized as interest expense.

Borrowings under the Senior Credit Facility bear interest at variable rates.  Our objective of entering into the Swaps was to reduce the risk associated with these variable rates.  The Swaps, in effect, converted variable rates of interest into fixed rates of interest on the $87.5 million of borrowings we previously had outstanding under the Senior Credit Facility.  At each balance sheet date, the fair values of the Swaps were recorded on the balance sheet with the offsetting entry recorded in AOCL to the extent the hedges were highly effective.  Any ineffectiveness was recorded in the statement of income.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  At December 31, 2009, no such amounts were offset.

Our Swaps were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Notional amounts	$—	$87,500
Weighted average pay rates	—	6.12%
Weighted average receive rates	—	3.42%
Weighted average maturity (in years)	—	1.55
Fair value of interest rate swaps recorded in other non-current liabilities:
Designated and qualifying as hedging instruments	$—	$2,265
Not designated and qualifying as hedging instruments	—	165

Total	$—	$2,430

Below is a summary of the amounts of gains and losses related to derivative instruments qualifying as hedging relationships during the three and six months ended June 30, 2010 and 2009 (in thousands):

Three Months Ended June 30,

Derivatives in Cash Flow Hedging	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective	Amount of Loss Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Interest rate swaps	$—	$427	Interest expense	$(71)	$(403)	Interest expense	$—	$—

Six Months Ended June 30,

Derivatives in Cash Flow Hedging	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective	Amount of Loss Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Interest rate swaps	$162	$502	Interest expense	$(567)	$(682)	Interest expense	$—	$—

6.  SHARE-BASED COMPENSATION

We issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of options granted	113,000	38,000	113,000	40,000
Grant date fair value of options granted (in thousands)	$2,287	$407	$2,287	$423
Weighted average exercise price of options granted	$35.51	$18.11	$35.51	$17.88
Volatility (1)	57%	61%	57%	61%
Risk free interest rate (2)	3.3%	2.8%	3.3%	2.8%
Expected term (in years)	6.3	6.3	6.3	6.3
Expected annual dividends	None	None	None	None

(1)	Expected volatility is based on the historical volatility of our common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free interest rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognized $1.2 million in share-based compensation expense related to stock options and restricted stock awards during each of the three months ended June 30, 2010 and 2009, and $2.2 million and $2.3 million during the six months then ended, respectively.  Unrecognized compensation costs related to unvested options was $9.5 million at June 30, 2010.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.5 years.

7.  EARNINGS PER SHARE

Unvested share-based payment awards that contain nonforfeitable rights to dividends, such as our restricted stock, are considered participating securities for purposes of calculating earnings per share (“EPS”).  A portion of our net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to our common stock as shown in the table below.  EPS data for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$9,000	$3,587	$17,042	$5,180
Less net income allocated to unvested share awards	(81)	(61)	(164)	(88)
Net income attributable to common shares	$8,919	$3,526	$16,878	$5,092

Weighted average common shares outstanding - basic	27,894	21,588	26,131	21,238
Potentially dilutive stock options and warrants	337	512	434	444
Weighted average common shares outstanding - diluted	28,231	22,100	26,565	21,682

Earnings per common share:
Basic	$0.32	$0.16	$0.65	$0.24
Diluted	$0.32	$0.16	$0.64	$0.23

Antidilutive securities (exercise price above average price) not included:
Options and warrants	81	256	130	265

8.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$9,000	$3,587	$17,042	$5,180
Reclassification of unrealized loss and unrealized gain on interest rate swaps, net of taxes of $836 and $171 for the three months ended June 30, 2010 and 2009, and $903 and $201 for the six months ended June 30, 2010 and 2009, respectively	1,267	256	1,362	301
Currency translation adjustment	(31)	4	(97)	(22)

Total comprehensive income	$10,236	$3,847	$18,307	$5,459

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

	Three Months Ended June 30,
	2010			2009
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$56,817	$3,479	$60,296	$40,677	$3,046	$43,723
Depreciation and amortization	7,022	100	7,122	6,229	132	6,361
Income from operations	18,780	1,053	19,833	8,650	681	9,331

	Six Months Ended June 30,
	2010			2009
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$107,803	$6,695	$114,498	$78,860	$6,275	$85,135
Depreciation and amortization	14,183	198	14,381	12,398	236	12,634
Income from operations	33,660	1,995	35,655	14,771	1,234	16,005

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

•                  risks of new, changing and competitive technologies; and

•                  other factors discussed elsewhere herein and in our (i) Annual Report and / or (ii) the Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors.”

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

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2010	Three Months Ended
	June 30,		vs.	June 30,
	2010	2009	2009	2010	2009
Revenues	$60,296	$43,723	38%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	18,401	17,363	6	30.5	39.7
Sales and marketing	3,465	3,264	6	5.8	7.5
Research and development	2,430	975	149	4.0	2.2
General and administrative	9,045	6,429	41	15.0	14.7
Depreciation and amortization	7,122	6,361	12	11.8	14.6
Total costs and expenses	40,463	34,392	18	67.1	78.7

Income from operations	19,833	9,331	113	32.9	21.3

Other expense:
Interest expense	4,418	3,116	42	7.3	7.1
Interest income and other, net	29	134	(78)	0.1	0.3

Income before income taxes	15,386	6,081	153	25.5	13.9
Provision for income taxes	6,386	2,494	156	10.6	5.7

Net income	$9,000	$3,587	151	14.9	8.2

(a)      Excludes depreciation and amortization.

Revenues.      For the three months ended June 30, 2010, revenues increased $16.6 million, or 38%, as compared to the same period in the prior year.  The increases were $16.2 million and $0.4 million from the Video and Audio Content Distribution and Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) an $11.9 million increase in high definition (“HD”) revenue ($23.9 million in 2010 vs. $12.0 million in 2009) driven by an increase in HD deliveries (ii) a $2.0 million increase in standard definition (“SD”) revenue driven by an increase in SD deliveries and (iii) a $1.5 million increase in Unicast revenue.  The Other segment revenues increased $0.4 million in the 2010 period as a result of more project based revenue from Springbox.

Cost of Revenues.      For the three months ended June 30, 2010, cost of revenues increased $1.0 million, or 6%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 30.5% in the current period as compared to 39.7% in the same period in the prior year.  A large portion of our cost structure is fixed.  Therefore, as revenues increase our gross profit margin tends to increase.  In addition, our costs were lower in the 2010 period as we eliminated duplicative infrastructure and personnel costs associated with the June 2008 acquisition of Vyvx (most of these costs were eliminated in the second quarter of 2009).

Sales and Marketing.      For the three months ended June 30, 2010, sales and marketing expense increased $0.2 million, or 6%, as compared to the same period in the prior year.   The increase was principally attributable to increases in personnel and marketing costs associated with the 38% increase in revenues.  As a percentage of revenues, sales and marketing expenses decreased to 5.8% in the current period as compared to 7.5% in the same period in the prior year.  Our revenues rose faster than our sales and marketing expenses.

Research and Development.      For the three months ended June 30, 2010, research and development costs increased $1.5 million, or 149%, as compared to the same period in the prior year.  The increase relates primarily to a shift in software development initiatives from capitalizable projects to projects which are expensed.

General and Administrative.      For the three months ended June 30, 2010, general and administrative expense increased $2.6 million, or 41%, as compared to the same period in the prior year.  The increase was primarily attributable to higher professional and legal fees ($2.5 million) and increased incentive compensation ($1.1 million), partially offset by a reduction in bad debt expense, legal settlements and certain other expenses.

Depreciation and Amortization.      For the three months ended June 30, 2010, depreciation and amortization expense increased $0.8 million, or 12%, as compared to the same period in the prior year.  The increase was primarily attributable to increased depreciation associated with larger investments in capitalized software development projects and property and equipment.

Interest Expense.     For the three months ended June 30, 2010, interest expense increased $1.3 million, or 42%, as compared to the same period in the prior year.  The increase was due to (i) writing off $2.2 million of deferred loan fees and (ii) reclassifying $2.1 million of accumulated losses from accumulated other comprehensive loss to interest expense in connection with retiring all of our outstanding debt and terminating our interest rate swaps in April 2010.  The increase was partially offset by a reduction in the average amount of debt outstanding during the 2010 period.

Interest Income and Other, net.     For the three months ended June 30, 2010, interest income and other decreased $0.1 million as compared to the same period in the prior year.  The decrease was principally the result of a decrease in other expenses.

Provision for Income Taxes.     For the three months ended June 30, 2010 and 2009, the provision for income taxes was 41.5% and 41.0%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of foreign and state income taxes and certain non-deductible expenses.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Six Months Ended		2010	Six Months Ended
	June 30,		vs.	June 30,
	2010	2009	2009	2010	2009
Revenues	$114,498	$85,135	34%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	36,342	36,062	1	31.7	42.4
Sales and marketing	6,577	5,848	12	5.7	6.9
Research and development	4,545	2,085	118	4.0	2.4
General and administrative	16,998	12,501	36	14.8	14.7
Depreciation and amortization	14,381	12,634	14	12.6	14.8
Total costs and expenses	78,843	69,130	14	68.8	81.2

Income from operations	35,655	16,005	123	31.2	18.8

Other expense:
Interest expense	6,463	7,124	(9)	5.6	8.4
Interest income and other, net	60	99	(39)	0.1	0.1

Income before income taxes	29,132	8,782	232	25.5	10.3
Provision for income taxes	12,090	3,602	236	10.6	4.2

Net income	$17,042	$5,180	229	14.9	6.1

(a)      Excludes depreciation and amortization.

Revenues.      For the six months ended June 30, 2010, revenues increased $29.4 million, or 34%, as compared to the same period in the prior year.  The increases were $29.0 million and $0.4 million from the Video and Audio Content Distribution and Other segments, respectively.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $20.7 million increase in HD revenue ($43.6 million in 2010 vs. $22.9 million in 2009) driven by an increase in HD deliveries (ii) a $4.9 million increase in SD revenue driven by an increase in SD deliveries and (iii) a $2.8 million increase in Unicast revenue.  The Other segment revenues increased $0.4 million in 2010 period as a result of more project based revenue from Springbox.

Cost of Revenues.      For the six months ended June 30, 2010, cost of revenues increased $0.3 million, or 1%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 31.7% in the current period as compared to 42.4% in the same period in the prior year.  A large portion of our cost structure is fixed.  Therefore, as revenues increase our gross profit margin tends to increase.  In addition, in the 2010 period we eliminated duplicative infrastructure and personnel costs associated with the June 2008 acquisition of Vyvx (most of these costs were eliminated in the second quarter of 2009).

Sales and Marketing.      For the six months ended June 30, 2010, sales and marketing expense increased $0.7 million, or 12%, as compared to the same period in the prior year.   The increase was principally attributable to increases in personnel and marketing costs associated with the 34% increase in revenues.  As a percentage of revenues, sales and marketing expenses decreased to 5.7% in the current period as compared to 6.9% in the same period in the prior year.  Our revenues rose faster than our sales and marketing expenses.

Research and Development.      For the six months ended June 30, 2010, research and development costs increased $2.5 million, or 118%, as compared to the same period in the prior year.  The increase relates primarily to a shift in software development initiatives from capitalizable projects to projects which are expensed.

General and Administrative.      For the six months ended June 30, 2010, general and administrative expense increased $4.5 million, or 36%, as compared to the same period in the prior year.  The increase was primarily attributable to higher professional and legal fees ($3.6 million) and increased incentive compensation ($1.7 million), partially offset by a reduction in bad debt expense and certain other expenses.

Depreciation and Amortization.      For the six months ended June 30, 2010, depreciation and amortization expense increased $1.7 million, or 14%, as compared to the same period in the prior year.  The increase was primarily attributable to increased depreciation associated with larger investments in capitalized software development projects and property and equipment.

Interest Expense.     For the six months ended June 30, 2010, interest expense decreased $0.7 million, or 9%, as compared to the same period in the prior year.  The decrease was due to a reduction in the average amount of debt outstanding during the 2010 period, partially offset by (i) writing off $2.2 million of deferred loan fees and (ii) reclassifying $2.1 million of accumulated losses from accumulated other comprehensive loss to interest expense in connection with retiring all of our outstanding debt and terminating our interest rate swaps in April 2010.

Interest Income and Other, net.     For the six months ended June 30, 2010, interest income and other decreased less than $0.1 million as compared to the same period in the prior year.  The decrease was principally the result of a decrease in other expenses.

Provision for Income Taxes.     For the six months ended June 30, 2010 and 2009, the provision for income taxes was 41.5% and 41.0%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of foreign and state income taxes and certain non-deductible expenses.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$79,624	$33,870
Accounts receivable, net	48,872	51,309
Property and equipment, net	40,890	41,520
Deferred income taxes	19,827	28,066
Goodwill and intangible assets, net	311,134	317,188

Liabilities:
Accounts payable and accrued liabilities	17,455	21,878
Debt	—	102,462

Stockholders’ equity	483,377	347,166

Cash and cash equivalents fluctuate with operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity.  The increase in cash and cash equivalents primarily relates to (i) cash generated from operating activities and (ii) cash raised in a public equity offering in excess of (iii) cash used to pay off all our debt.

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 74 and 82 days at June 30, 2010 and December 31, 2009, respectively.

Property and equipment tends to increase when we have significant improvements to our equipment, an expansion of our network (e.g., upgrading our spot boxes) or capitalized software development initiatives.  It also can increase as a result of acquisition activity.  Further, the balance of property and equipment is affected by recording depreciation expense.  For the six months ended June 30, 2010 and 2009, purchases of property and equipment were $4.4 million and $2.2 million, respectively.  For the six months ended June 30, 2010 and 2009, capitalized costs of developing software were $2.4 million and $4.0 million, respectively.

Goodwill and intangible assets decreased from December 31, 2009 as a result of amortizing certain intangible assets.

Accounts payable and accrued liabilities decreased $4.4 million during the six months ended June 30, 2010.  The decrease primarily relates to the timing of payments and the payments on capital lease obligations.

Debt decreased $102.5 million during the six months ended June 30, 2010 as a result of making a scheduled quarterly principal payment and using a portion of the proceeds from our April 2010 equity offering to retire all our outstanding debt.

Stockholders’ equity increased $136.2 million during the six months ended June 30, 2010.  The increase primarily relates to (i) receiving $107.9 million of net proceeds from our April 2010 equity offering, (ii) reporting net income of $17.0 million, (iii) the exercise of stock options and warrants of $7.7 million, and (iv) recording share-based compensation expense of $2.2 million.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$17,042	$5,180
Depreciation and amortization	14,381	12,634
Deferred income taxes and other	9,925	5,779
Changes in operating assets and liabilities, net	349	(3,624)
Total	41,697	19,969

Investing activities:
Purchases of property and equipment	(4,363)	(2,151)
Capitalized costs of developing software	(2,370)	(3,983)
Total	(6,733)	(6,134)

Financing activities:
Proceeds from issuance of common stock, net	115,676	52,657
Repayments of debt and capital leases, net	(104,789)	(62,161)
Total	10,887	(9,504)

Effect of exchange rate changes on cash	(97)	(21)

Net increase in cash and cash equivalents	$45,754	$4,310

We generate cash from operating activities principally from net income and from adding back certain non cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes.  In the first six months of 2010, we generated $41.7 million in cash from operating activities as compared to $20.0 million in the same period of 2009.

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

•                  cash on hand,

•                  cash generated from operating activities,

•                  borrowings from our credit facility,

•                  borrowings from any new credit facility, and

•                  the issuance of equity securities.

As of June 30, 2010, we had $79.6 million of cash on hand.  Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

As of June 30, 2010, we had a credit facility (the “Senior Credit Facility”) with a group of lenders that allows us to borrow $30 million under a revolving loan feature.  All of the $30 million was available to us at June 30, 2010.  See a full description of the Senior Credit Facility in Note 5 of our unaudited consolidated financial statements.

We also have the ability to issue equity instruments.  As of June 30, 2010, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $75 million of preferred stock.

In April 2010, we issued 3.65 million shares of our common stock under our shelf registration statement that resulted in us receiving approximately $108 million of net proceeds.  We used a portion of the proceeds to repay all of our outstanding debt.  We are also currently seeking a larger revolving credit facility.  See Note 5 of our unaudited consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Report, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors” should be considered when reading this Report.

Item 6. EXHIBITS

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: August 6, 2010	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer