Form 10-Q
period 2010-09-30
DG FastChannel, Inc
filed 2010-11-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, the Registrant had 28,239,596 shares of Common Stock, par value $0.001, outstanding.

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$91,677	$33,870
Accounts receivable (less allowances of $1,938 in 2010 and $2,116 in 2009)	48,592	51,309
Deferred income taxes	2,778	2,778
Other current assets	3,286	1,749
Total current assets	146,333	89,706
Property and equipment, net	40,807	41,520
Goodwill	214,777	214,777
Deferred income taxes, net of current portion	12,487	25,288
Intangible assets, net	93,330	102,411
Other non-current assets	1,302	4,590
Total assets	$509,036	$478,292

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$7,245	$8,415
Accrued liabilities	8,850	13,463
Deferred revenue	1,652	2,178
Current portion of long-term debt	—	21,500
Total current liabilities	17,747	45,556
Deferred revenue, net of current portion	5	28
Long-term debt, net of current portion	—	80,962
Other non-current liabilities	2,586	4,580
Total liabilities	20,338	131,126

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,575 issued and 28,240 outstanding at September 30, 2010; 24,045 issued and 23,989 outstanding at December 31, 2009	29	24
Additional capital	612,444	494,783
Accumulated deficit	(118,423)	(145,365)
Accumulated other comprehensive loss	(76)	(1,423)
Treasury stock, at cost	(5,276)	(853)
Total stockholders’ equity	488,698	347,166
Total liabilities and stockholders’ equity	$509,036	$478,292

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Video and audio content distribution	$54,198	$44,403	$162,001	$123,263
Other	2,741	3,865	9,436	10,140
Total revenues	56,939	48,268	171,437	133,403
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	16,738	15,342	50,063	48,107
Other	1,397	1,571	4,414	4,868
Total cost of revenues	18,135	16,913	54,477	52,975
Operating expenses:
Sales and marketing	3,291	3,174	9,868	9,022
Research and development	2,709	1,423	7,254	3,508
General and administrative	8,044	6,817	25,042	19,318
Depreciation and amortization	7,115	6,893	21,496	19,527
Total operating expenses	21,159	18,307	63,660	51,375
Income from operations	17,645	13,048	53,300	29,053
Other expense:
Write-off of deferred loan fees	713	—	2,875	266
Loss on interest rate swap termination	—	—	2,135	—
Other interest expense	148	2,390	2,314	9,248
Total interest expense	861	2,390	7,324	9,514
Interest income and other, net	(139)	(12)	(79)	87
Income before income taxes	16,923	10,670	46,055	19,452
Provision for income taxes	7,023	5,312	19,113	8,914
Net income	$9,900	$5,358	$26,942	$10,538

Earnings per common share:
Basic	$0.35	$0.22	$0.99	$0.47
Diluted	$0.34	$0.22	$0.98	$0.46

Weighted average common shares outstanding:
Basic	28,400	23,828	26,896	22,101
Diluted	28,666	24,308	27,274	22,557

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	24,045	$24	(56)	$(853)	$494,783	$(1,423)	$(145,365)	$347,166
Common stock issued in equity offering, net of costs	3,651	4	—	—	107,913	—	—	107,917
Common stock issued on exercise of stock options and warrants	749	1	—	—	7,777	—	—	7,778
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan and upon vesting of restricted stock	15	—	—	—	128	—	—	128
Common stock issued pursuant to restricted stock agreement, net of payment of tax withholding obligation in exchange for shares tendered	74	—	—	—	(1,620)	—	—	(1,620)
Purchase of treasury stock	—	—	(279)	(4,423)	—	—	—	(4,423)
Share-based compensation	—	—	—	—	3,463	—	—	3,463
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(15)	—	(15)
Reclassification of unrealized loss on interest rate swaps (net of tax benefit of $903)	—	—	—	—	—	1,362	—	1,362
Net income	—	—	—	—	—	—	26,942	26,942
Total comprehensive income								28,289
Balance at September 30, 2010	28,575	$29	(335)	$(5,276)	$612,444	$(76)	$(118,423)	$488,698

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,942	$10,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,416	10,737
Amortization of intangibles	9,080	8,790
Deferred income taxes	11,898	8,234
Provision for accounts receivable losses	277	382
Share-based compensation	3,463	3,390
Accretion of interest on capital leases	113	—
Loss on disposal of property and equipment	98	29
Gain on settlement of lawsuit	(800)	—
Changes in operating assets and liabilities:
Accounts receivable	2,440	1,291
Other assets	2,247	891
Accounts payable and other liabilities	(2,863)	(8,463)
Deferred revenue	(550)	186
Net cash provided by operating activities	64,761	36,005

Cash flows from investing activities:
Purchases of property and equipment	(7,054)	(4,630)
Capitalized costs of developing software	(3,585)	(6,035)
Net cash used in investing activities	(10,639)	(10,665)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	115,823	52,753
Purchase of treasury stock	(4,423)	—
Payment of tax withholding obligation in exchange for shares tendered	(1,620)	(890)
Borrowings under long-term debt, net of costs	—	57,764
Repayments of capital lease obligations	(3,618)	—
Repayments of long-term debt	(102,462)	(125,300)
Net cash provided by (used in) financing activities	3,700	(15,673)

Effect of exchange rate changes on cash and cash equivalents	(15)	(44)
Net increase in cash and cash equivalents	57,807	9,623
Cash and cash equivalents at beginning of period	33,870	17,180

Cash and cash equivalents at end of period	$91,677	$26,803

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,919	$8,368
Cash paid for income taxes	$8,659	$691
Capital lease obligations incurred to purchase equipment	$1,157	$4,451

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

Issued

In September 2009, the FASB issued changes to revenue arrangements with multiple deliverables. The new standard is included in the Accounting Standards Codification (“ASC”) under subtopic 605-25 and modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.  The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.  The new standard will be effective for us beginning January 1, 2011, unless we elect to early adopt. We do not expect the adoption of this new standard will have a material impact on our financial position, results of operations and cash flows.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$71,935	$—	$—	$71,935
Equity securities — restricted stock	—	300	—	300
Put/call option on equity securities	—	200	—	200
Total	$71,935	$500	$—	$72,435

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$29,750	$—	$—	$29,750

Liabilities:
Interest rate swaps	$—	$2,430	$—	$2,430

Our cash equivalents consist of highly liquid money market funds.  Fair values of our cash equivalents and equity securities  — restricted stock were determined based upon market prices. The value of the put option, net of a call option, is based upon the Black —Scholes pricing model.  The variables used in the model are as follows: stock price at September 30, 2010 of $1.20, volatility of 69%, expected life of 0.5 years, dividend rate of zero, and risk free interest rate of 0.19%.

4.  ACQUISITION RELATED EXIT COSTS AND PURCHASE ACCOUNTING ADJUSTMENTS

In connection with the Vyvx advertising services business (“Vyvx”) and Enliven Marketing Technologies Corporation (“Enliven”) acquisitions, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from the acquisition dates to September 30, 2010 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments, net	Balance at December 31, 2009	New Charges	Plus Interest Accretion and/or Less Cash Payments, net	Balance at September 30, 2010
Vyvx
Office closures	$3,298	$(674)	$2,624	$—	$(825)	$1,799
Enliven:
Employee severance	1,659	(1,530)	129	—	(129)	—
Unfavorable contract	502	(41)	461	—	8	469

Total	$5,459	$(2,245)	$3,214	$—	$(946)	$2,268

At September 30, 2010, $1.8 million and $0.5 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2009, $2.0 million and $1.2 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

5.  LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009

Term loans	$—	$62,170
Acquisition loans	—	40,292
Revolving credit facility	—	—
Subtotal	—	102,462
Less current portion	—	(21,500)

Long-term portion	$—	$80,962

Senior Credit Facility

In March 2008, we entered into a six-year, $145 million credit facility (the “Senior Credit Facility”).  In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings.  The Senior Credit Facility, as amended, contained term loans, acquisition loans and a $30 million revolving credit facility.  Borrowings under the Senior Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuates with the total leverage ratio (as defined).  At December 31, 2009, borrowings under the Senior Credit Facility bore interest at a weighted average annual interest rate of 5.8%, excluding the amortization of fees and expenses.

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

Borrowings under the Senior Credit Facility bore interest at variable rates.  Our objective of entering into the Swaps was to reduce the risk associated with these variable rates.  The Swaps, in effect, converted variable rates of interest into fixed rates of interest on the $87.5 million of borrowings we previously had outstanding under the Senior Credit Facility.  At each balance sheet date, the fair values of the Swaps were recorded on the balance sheet with the offsetting entry recorded in AOCL to the extent the hedges were highly effective.  Any ineffectiveness was recorded in the statement of income.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  At December 31, 2009, no such amounts were offset.

Our Swaps were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Notional amounts	$—	$87,500
Weighted average pay rates	—	6.12%
Weighted average receive rates	—	3.42%
Weighted average maturity (in years)	—	1.55
Fair value of interest rate swaps recorded in other non-current liabilities:
Designated and qualifying as hedging instruments	$—	$2,265
Not designated and qualifying as hedging instruments	—	165

Total	$—	$2,430

Below is a summary of the amounts of gains and losses related to derivative instruments qualifying as hedging relationships during the three and nine months ended September 30, 2010 and 2009 (in thousands):

Three Months Ended September 30,

Derivatives in Cash Flow Hedging	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective	Amount of Loss Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Interest rate swaps	$—	$(295)	Interest expense	$—	$(541)	Interest expense	$—	$—

Nine Months Ended September 30,

Derivatives in Cash Flow Hedging	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective	Amount of Loss Reclassified from AOCL into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Interest rate swaps	$162	$207	Interest expense	$(567)	$(1,223)	Interest expense	$—	$—

Termination of Senior Credit Facility and Interest Rate Swaps

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

In August 2010, we terminated our Senior Credit Facility and wrote off an additional $0.7 million of deferred loan fees that related to the revolving credit facility.

6.  SHARE-BASED COMPENSATION

We issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of options granted	—	—	113,000	40,000
Grant date fair value of options granted (in thousands)	$—	$—	$2,287	$423
Weighted average exercise price of options granted	$—	$—	$35.51	$17.88
Volatility (1)	—%	—%	57%	61%
Risk free interest rate (2)	—%	—%	3.3%	2.8%
Expected term (in years)	—	—	6.3	6.3
Expected annual dividends	None	None	None	None

(1)	Expected volatility is based on the historical volatility of our common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free interest rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognized $1.2 million and $1.1 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended September 30, 2010 and 2009, and $3.5 million and $3.4 million during the nine months then ended, respectively.  Unrecognized compensation costs related to unvested options was $8.1 million at September 30, 2010.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.4 years.

7.  EARNINGS PER SHARE

Unvested share-based payment awards that contain nonforfeitable rights to dividends, such as our restricted stock, are considered participating securities for purposes of calculating earnings per share (“EPS”).  A portion of our net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to our common stock as shown in the table below.  EPS data for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,900	$5,358	$26,942	$10,538
Less net income allocated to unvested share awards	(61)	(56)	(226)	(155)
Net income attributable to common shares	$9,839	$5,302	$26,716	$10,383

Weighted average common shares outstanding - basic	28,400	23,828	26,896	22,101
Potentially dilutive stock options and warrants	266	480	378	456
Weighted average common shares outstanding - diluted	28,666	24,308	27,274	22,557

Earnings per common share:
Basic	$0.35	$0.22	$0.99	$0.47
Diluted	$0.34	$0.22	$0.98	$0.46

Antidilutive securities (exercise price above average price) not included:
Options and warrants	208	271	152	275

8.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$9,900	$5,358	$26,942	$10,538
Reclassification of unrealized loss and unrealized gain on interest rate swaps, net of taxes of $0 and $121 for the three months ended September 30, 2010 and 2009, and $903 and $80 for the nine months ended September 30, 2010 and 2009, respectively	—	(174)	1,362	127
Currency translation adjustment	82	(22)	(15)	(44)

Total comprehensive income	$9,982	$5,162	$28,289	$10,621

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

	Three Months Ended September 30,
	2010			2009
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$54,198	$2,741	$56,939	$44,403	$3,865	$48,268
Depreciation and amortization	7,011	104	7,115	6,791	102	6,893
Income from operations	17,143	502	17,645	11,559	1,489	13,048

	Nine Months Ended September 30,
	2010			2009
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$162,001	$9,436	$171,437	$123,263	$10,140	$133,403
Depreciation and amortization	21,194	302	21,496	19,189	338	19,527
Income from operations	50,803	2,497	53,300	26,330	2,723	29,053

10.  CONTINGENCY

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523).  Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769).  The plaintiff in the Duncan lawsuits purports to represent a class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive, and alleges various violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Duncan lawsuits allege, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. Shortly after the filing of the first lawsuit, a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930).  The Tours plaintiff purports to represent a class of persons who purchased or otherwise acquired DG FastChannel common stock between February 16, 2010 and August 29, 2010, inclusive, and makes substantially similar allegations.  In addition to alleging various violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, the Tours plaintiff also alleges violations of Sections 11 and 15 of the Securities Act. The plaintiffs seek unspecified monetary damages and other relief.  While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the actions vigorously.

We expect our defense costs and any loss that may result from these claims will be covered under our insurance policies.  Our insurance retention limit was met during the third quarter.

11.  SUBSEQUENT EVENT

On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as “Match Point”), a market leader in the customization and distribution of direct response advertising, for $26 million in cash.  In addition, we may be required to pay up to $3 million of additional consideration depending upon Match Point’s future operating results.  Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and will become part of our video and audio content distribution segment.  Match Point operates from its headquarters in New York City.

We acquired Match Point to expand our customer base and product offerings.  The acquisition also gives us an opportunity to bring digital distribution and digital workflow solutions to the direct response marketplace which would likely result in operating efficiencies.  We are in the beginning stages of allocating the purchase price to the assets acquired and liabilities assumed.

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

•                  our dependence on advertisers and the advertising market;

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

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters, online publishers and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub-and-ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including general economic conditions, the overall advertising market, the financial stability of our customers, new emerging digital technologies, the increasing trend towards delivering high definition (“HD”) data files, and the continued transition from the traditional “dub and ship” delivery method to digital broadcast signal transmission.

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

Third Quarter Highlights and Special Items

•                  Our diluted earnings increased to $0.34 per share, or 55%, compared to $0.22 per share in last year’s third quarter.

•                  Revenues from HD advertising increased $9.1 million, or 59%, from last year’s third quarter.

•                  Revenues from political advertising increased $1.8 million from last year’s third quarter.

•                  Cost of revenues included a benefit of $0.8 million resulting from a lawsuit settlement with a vendor.

•                  Legal fees included in general and administrative expense increased $0.8 million as a result of costs related to potential business acquisitions, settling a lawsuit with a vendor, and defense costs associated with alleged securities violations.

•                  Interest expense included a charge of $0.7 million relating to the write off of deferred loan fees in connection with terminating our Senior Credit Facility.

•                  We repurchased 279,000 shares of our common stock for $4.4 million.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009 (dollars in thousands)

			% Change	As a % of Revenue
	Three Months Ended		2010	Three Months Ended
	September 30,		vs.	September 30,
	2010	2009	2009	2010	2009
Revenues	$56,939	$48,268	18%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	18,135	16,913	7	31.8	35.0
Sales and marketing	3,291	3,174	4	5.8	6.6
Research and development	2,709	1,423	90	4.8	2.9
General and administrative	8,044	6,817	18	14.1	14.1
Depreciation and amortization	7,115	6,893	3	12.5	14.3
Total costs and expenses	39,294	35,220	12	69.0	72.9

Income from operations	17,645	13,048	35	31.0	27.1

Other expense:
Interest expense	861	2,390	(64)	1.5	5.0
Interest income and other, net	(139)	(12)	1,058	(0.2)	—

Income before income taxes	16,923	10,670	59	29.7	22.1
Provision for income taxes	7,023	5,312	32	12.3	11.0

Net income	$9,900	$5,358	85	17.4	11.1

(a)      Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$17,645	$13,048	35%	31.0%	27.1%
Depreciation and amortization	7,115	6,893	3	12.5	14.3
Share-based compensation	1,235	1,092	13	2.2	2.2

Adjusted EBITDA (b)	$25,995	$21,033	24	45.7	43.6

Reconciliation of GAAP Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

GAAP net income	$9,900	$5,358	85%	17.4%	11.1%
Amortization of intangibles	3,027	2,930	3	5.3	6.1
Share-based compensation	1,235	1,092	13	2.2	2.2
Write-off of deferred loan fees	713	—	100	1.2	—
Income tax effect of above items	(2,065)	(2,002)	3	(3.6)	(4.1)

Non-GAAP net income (b)	$12,810	$7,378	74	22.5	15.3

(b)      See discussion on Non-GAAP financial measures on a following page.

Revenues.      For the three months ended September 30, 2010, revenues increased $8.7 million, or 18%, as compared to the same period in the prior year.  The Video and Audio Content Distribution segment increased $9.8 million, partially offset by a $1.1 million decrease in the Other segment.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $9.1 million increase in HD revenue ($24.7 million in 2010 vs. $15.6 million in

2009), (ii) a $0.8 million increase in standard definition (“SD”) revenue and (iii) a $1.0 million increase in Unicast revenue, all of which were driven by an increase in deliveries, partially offset by a $1.1 million decrease in Pathfire revenue as a result of transitioning customers from a wholesale (limited service) model to a retail (full service) model.  The increases in HD and SD revenue include political advertising revenue which increased $1.8 million ($2.4 million in 2010 vs. $0.6 million in 2009).  Political advertising revenue increased as a result of the 2010 national, state and local elections. The Other segment revenues decreased $1.1 million due to a $1.2 million decline in Springbox revenue partially offset by a $0.1 million increase in SourceEcreative revenue.  The decline in Springbox’s revenue was primarily attributable to a decline in project-based revenues, and a customer loss which has not yet been replaced.  In the next few quarters, we expect revenues for Springbox will be consistent with revenues reported in the third quarter.

Cost of Revenues.      For the three months ended September 30, 2010, cost of revenues increased $1.2 million, or 7%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 31.8% in the current period as compared to 35.0% in the same period in the prior year.  A large portion of our cost structure is fixed.  Therefore, as revenues increase our gross profit margin tends to increase.  Costs of revenues increased due to higher (i) labor costs ($1.0 million), video telecommunications charges associated with increased bandwidth capacity ($0.7 million) and (iii) facilities charges ($0.6 million), partially offset by non-cash consideration received in a lawsuit settlement with a vendor ($0.8 million).

Sales and Marketing.      For the three months ended September 30, 2010, sales and marketing expense increased $0.1 million, or 4%, as compared to the same period in the prior year.   The increase was principally attributable to an increase in advertising costs associated with the 18% increase in revenues.  As a percentage of revenues, sales and marketing expenses decreased to 5.8% in the current period as compared to 6.6% in the same period in the prior year.

Research and Development.      For the three months ended September 30, 2010, research and development costs increased $1.3 million, or 90%, as compared to the same period in the prior year.  The increase relates primarily to a shift in software development initiatives from capitalizable projects to projects which are expensed.

General and Administrative.      For the three months ended September 30, 2010, general and administrative expense increased $1.2 million, or 18%, as compared to the same period in the prior year.  The increase was primarily attributable to higher legal fees ($0.8 million) and increased incentive compensation ($0.5 million), partially offset by a reduction in rent expense ($0.4 million).  Legal expense increased due to (i) costs related to potential business acquisitions (see note 11 to the consolidated financial statements), (ii) settling a dispute with a vendor and (iii) defense costs associated with alleged securities violations (see note 10 to the consolidated financial statements).

Depreciation and Amortization.      For the three months ended September 30, 2010, depreciation and amortization expense increased $0.2 million, or 3%, as compared to the same period in the prior year.  The increase was primarily attributable to increased depreciation associated with larger prior year investments in capitalized software development projects.

Interest Expense.     For the three months ended September 30, 2010, interest expense decreased $1.5 million, or 64%, as compared to the same period in the prior year.  The decrease was due to retiring all of our outstanding debt in April 2010.  Substantially all of the current period expense ($0.7 million) relates to writing off deferred loan fees in connection with terminating the Senior Credit Facility in August 2010.

Interest Income and Other, net.     For the three months ended September 30, 2010, interest income and other increased $0.1 million as compared to the same period in the prior year.  The increase was principally the result of having larger amounts of cash invested in short term interest bearing accounts.

Provision for Income Taxes.     For the three months ended September 30, 2010 and 2009, the provision for income taxes was 42% and 50%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes and certain non-deductible expenses.  In the third quarter of 2009, we expected that losses in foreign jurisdictions would not be available to offset taxable income in the U.S. which resulted in a higher effective tax rate for the 2009 period.  However, subsequently we adopted certain tax planning strategies that allow us to use our foreign losses to offset taxable income in the U.S.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009 (dollars in thousands).

			% Change	As a % of Revenue
	Nine Months Ended		2010	Nine Months Ended
	September 30,		vs.	September 30,
	2010	2009	2009	2010	2009
Revenues	$171,437	$133,403	29%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	54,477	52,975	3	31.8	39.7
Sales and marketing	9,868	9,022	9	5.8	6.8
Research and development	7,254	3,508	107	4.2	2.6
General and administrative	25,042	19,318	30	14.6	14.5
Depreciation and amortization	21,496	19,527	10	12.5	14.6
Total costs and expenses	118,137	104,350	13	68.9	78.2

Income from operations	53,300	29,053	83	31.1	21.8

Other expense:
Interest expense	7,324	9,514	(23)	4.3	7.1
Interest income and other, net	(79)	87	(191)	—	0.1

Income before income taxes	46,055	19,452	137	26.8	14.6
Provision for income taxes	19,113	8,914	114	11.1	6.7

Net income	$26,942	$10,538	156	15.7	7.9

(a)      Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$53,300	$29,053	83%	31.1%	21.8%
Depreciation and amortization	21,496	19,527	10	12.5	14.6
Share-based compensation	3,463	3,390	2	2.0	2.5

Adjusted EBITDA (b)	$78,259	$51,970	51	45.6	38.9

Reconciliation of GAAP Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

GAAP net income	$26,942	$10,538	156%	15.7%	7.9%
Amortization of intangibles	9,080	8,790	3	5.3	6.6
Share-based compensation	3,463	3,390	2	2.0	2.5
Write-off of deferred loan fees and loss on interest rate swap termination	5,010	266	1,783	2.9	0.2
Income tax effect of above items	(7,285)	(5,458)	33	(4.2)	(4.1)

Non-GAAP net income (b)	$37,210	$17,526	112	21.7	13.1

(b)      See discussion on Non-GAAP financial measures on a following page.

Revenues.      For the nine months ended September 30, 2010, revenues increased $38.0 million, or 29%, as compared to the same period in the prior year.  The Video and Audio Content Distribution segment increased $38.7 million, partially offset by a $0.7 million decrease in the Other segment.  The increase in the Video and Audio Content Distribution segment was primarily due to (i) a $29.8 million increase in HD revenue ($68.3 million in 2010 vs. $38.5 million in 2009) (ii) a $5.7 million increase in SD revenue and (iii) a $3.8 million increase in Unicast revenue, all of which were driven by an increase in deliveries.  The increases in HD and SD revenue include political advertising revenue which increased $3.5 million ($4.7 million in 2010 vs. $1.2 million in 2009).  Political advertising revenue increased as a result of the 2010 national, state and local elections.  The Other segment revenues decreased $0.7 million due to a $0.8 million decline in Springbox revenue partially offset by a $0.1 million increase in SourceEcreative revenue.  The decline in Springbox’s revenue was primarily attributable to a decline in project-based revenues, and a customer loss which has not yet been replaced.  In the next few quarters, we expect revenues for Springbox will be consistent with revenues reported in the third quarter.

Cost of Revenues.      For the nine months ended September 30, 2010, cost of revenues increased $1.5 million, or 3%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues decreased to 31.8% in the current period as compared to 39.7% in the same period in the prior year.  A large portion of our cost structure is fixed.  Therefore, as revenues increase our gross profit margin tends to increase.  Costs of revenues increased due to higher (i) video telecommunications charges associated with increased bandwidth capacity ($2.0 million) (ii) facilities charges ($0.8 million) and (iii) labor costs ($0.7 million), partially offset by non-cash consideration received in a lawsuit settlement with a vendor ($0.8 million) and lower production service costs ($0.8 million).

Sales and Marketing.      For the nine months ended September 30, 2010, sales and marketing expense increased $0.8 million, or 9%, as compared to the same period in the prior year.   The increase was principally attributable to increases in personnel cost ($0.4 million) and advertising and marketing costs ($0.4 million) associated with the 29% increase in revenues.  As a percentage of revenues, sales and marketing expenses decreased to 5.8% in the current period as compared to 6.8% in the same period in the prior year.

Research and Development.      For the nine months ended September 30, 2010, research and development costs increased $3.7 million, or 107%, as compared to the same period in the prior year.  The increase relates primarily to a shift in software development initiatives from capitalizable projects to projects which are expensed.

General and Administrative.      For the nine months ended September 30, 2010, general and administrative expense increased $5.7 million, or 30%, as compared to the same period in the prior year.  The increase was primarily attributable to higher legal fees ($4.6 million) and increased incentive compensation ($2.2 million), partially offset by a reduction in rent expense ($0.8 million).  Legal expense increased due to (i) settling a dispute with a vendor (ii) costs related to potential business acquisitions (see note 11 to the consolidated financial statements) and (iii) defense costs associated with alleged securities violations (see note 10 to the consolidated financial statements).

Depreciation and Amortization.      For the nine months ended September 30, 2010, depreciation and amortization expense increased $2.0 million, or 10%, as compared to the same period in the prior year.  The increase was primarily attributable to increased depreciation associated with larger prior year investments in capitalized software development projects.

Interest Expense.     For the nine months ended September 30, 2010, interest expense decreased $2.2 million, or 23%, as compared to the same period in the prior year.  The decrease was due to a reduction in the average amount of debt outstanding during the 2010 period, partially offset by (i) writing off $2.6 million more of deferred loan fees ($2.9 million in the 2010 period vs. $0.3 million in the 2009 period) and (ii) reclassifying $2.1 million of accumulated losses from accumulated other comprehensive loss to interest expense in connection with retiring all of our outstanding debt and terminating our interest rate swaps in April 2010.

Interest Income and Other, net.     For the nine months ended September 30, 2010, interest income and other increased $0.2 million as compared to the same period in the prior year.  The increase was principally the result of larger cash balances available for investment and a decrease in other expenses.

Provision for Income Taxes.     For the nine months ended September 30, 2010 and 2009, the provision for income taxes was 42% and 46%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes and certain non-deductible expenses.  In the third quarter of 2009, we expected that losses in foreign jurisdictions would not be available to offset taxable income in the U.S. which resulted in a higher effective tax rate for the 2009 period.  However, subsequently we adopted certain tax planning strategies that allow us to use our foreign losses to offset taxable income in the U.S.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our past performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts.  Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors.  These measures are also used by management in its financial and operational decision-making.  There are limitations associated with reliance on these non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging.  By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies while also gaining a better understanding of our operating performance as evaluated by management.

We define “Adjusted EBITDA” as net income, before interest, taxes, depreciation and amortization, share-based compensation, restructuring charges and benefits, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as gains and losses from derivative instruments, and net interest expense, or do not require a cash outlay, such as share-based compensation.  Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets.  These estimates could vary from actual performance of the asset, are based on historical costs, and may not be indicative of current or future capital expenditures.

We define “non-GAAP net income” as net income before amortization of intangible assets and share-based compensation expense.  “Non-GAAP net income” also excludes the one-time charges related to the early payoff of all outstanding indebtedness, specifically the loss recognized to terminate interest rate swap agreements and write-off of deferred loan fees.  All amounts excluded from “non GAAP net income” are reported net of the tax benefit these expenses provide.

We consider non-GAAP net income to be another important indicator of our overall performance because it eliminates the effects of events that are non-cash, or are not expected to recur as they are not part of our ongoing operations.

Adjusted EBITDA and non-GAAP net income should be considered in addition to, not as a substitute for, our operating income and net income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial measures to the comparable GAAP measures.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$91,677	$33,870
Accounts receivable, net	48,592	51,309
Property and equipment, net	40,807	41,520
Deferred income taxes	15,265	28,066
Goodwill and intangible assets, net	308,107	317,188

Liabilities:
Accounts payable and accrued liabilities	16,095	21,878
Debt	—	102,462

Stockholders’ equity	488,698	347,166

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

Accounts receivable generally fluctuate with the level of revenues.  As revenues increase, accounts receivable tend to increase.  Days’ sales outstanding were 79 and 82 days at September 30, 2010 and December 31, 2009, respectively.

Property and equipment tends to increase when we have significant improvements to our equipment, an expansion of our network (e.g., upgrading our spot boxes) or capitalized software development initiatives.  It also can increase as a result of acquisition activity.  Further, the balance of property and equipment is affected by recording depreciation expense.  For the nine months ended September 30, 2010 and 2009, purchases of property and equipment were $7.1 million and $4.6 million, respectively.  For the nine months ended September 30, 2010 and 2009, capitalized costs of developing software were $3.6 million and $6.0 million, respectively.  The additions to property and equipment were more than offset by the impact of recording depreciation expense.

Goodwill and intangible assets decreased from December 31, 2009 as a result of amortizing certain intangible assets.

Accounts payable and accrued liabilities decreased $5.8 million during the nine months ended September 30, 2010.  The decrease primarily relates to the timing of payments and the payments on capital lease obligations.

Debt decreased $102.5 million during the nine months ended September 30, 2010 as a result of making a scheduled quarterly principal payment and using a portion of the proceeds from our April 2010 equity offering to retire all our outstanding debt.

Stockholders’ equity increased $141.5 million during the nine months ended September 30, 2010.  The increase primarily relates to (i) receiving $107.9 million of net proceeds from our April 2010 equity offering, (ii) reporting net income of $26.9 million, (iii) the exercise of stock options and warrants of $7.8 million, and (iv) recording share-based compensation expense of $3.5 million, partially offset by purchasing $4.4 million of our common stock.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$26,942	$10,538
Depreciation and amortization	21,496	19,527
Deferred income taxes and other	15,049	12,035
Changes in operating assets and liabilities, net	1,274	(6,095)
Total	64,761	36,005

Investing activities:
Purchases of property and equipment	(7,054)	(4,630)
Capitalized costs of developing software	(3,585)	(6,035)
Total	(10,639)	(10,665)

Financing activities:
Proceeds from issuance of common stock, net of costs	115,823	52,753
Purchase of treasury stock and other	(6,043)	(890)
Repayments of debt and capital leases, net of borrowings	(106,080)	(67,536)
Total	3,700	(15,673)

Effect of exchange rate changes on cash	(15)	(44)

Net increase in cash and cash equivalents	$57,807	$9,623

We generate cash from operating activities principally from net income and from adding back certain non cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes.  In the first nine months of 2010, we generated $64.8 million in cash from operating activities as compared to $36.0 million in the same period of 2009.

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

Sources of Liquidity

Our sources of liquidity include:

•                  cash on hand,

•                  cash generated from operating activities,

•                  the issuance of equity securities, and

•                  borrowings from any new credit facility.

As of September 30, 2010, we had $91.7 million of cash on hand.  Historically, we generate significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments.  As of September 30, 2010, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a remaining 1.47 million shares of our common stock and (ii) up to $75 million of preferred stock.

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

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the purchase of our common stock,

•                  the organic growth of our business, and

•                  the strategic acquisition of media-related companies.

During 2010, we expect we will:

•                  purchase property and equipment and incur capitalized software development costs ranging from $13 to $15 million.

We expect to use cash to further expand and develop our business.  In October 2010, we acquired Match Point, a distributor of direct response advertising, for $26 million.  See Note 11 of our consolidated financial statements.

While we presently have no other definitive plans, we may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LITIGATION

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523).  Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769).  The plaintiff in the Duncan lawsuits purports to represent a class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive, and alleges various violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Duncan lawsuits allege, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. Shortly after the filing of the first lawsuit, a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930).  The Tours plaintiff purports to represent a class of persons who purchased or otherwise acquired DG FastChannel common stock between February 16, 2010 and August 29, 2010, inclusive, and makes substantially similar allegations.  In addition to alleging various violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, the Tours plaintiff also alleges violations of Sections 11 and 15 of the Securities Act. The plaintiffs seek unspecified monetary damages and other relief.  While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the actions vigorously.

We expect our defense costs and any loss that may result from these claims will be covered under our insurance policies.  Our insurance retention limit was met during the third quarter.

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors” should be considered when reading this Report.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions.  The stock repurchase plan has no expiration date.  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated (in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

July 1, 2010 through July 31, 2010	—	$—	—	$—
August 1, 2010 through August 31, 2010	279	$15.82	279	$25,577
September 1, 2010 through September 31, 2010	—	$—	—	$25,577

Total	279	$15.82	279	$25,577

Item 6. EXHIBITS

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Dated: November 9, 2010	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer