Form 10-K
period 2010-12-31
DG FastChannel, Inc
filed 2011-03-01
CIK 934448

Use these links to rapidly review the document
TABLE OF CONTENT
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-27644

DG FastChannel, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3140772 (I.R.S. Employer Identification No.)
750 West John Carpenter Freeway, Suite 700 Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

(972) 581-2000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

          Securities registered pursuant to section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $                    (based on the closing sale price of the registrant's common stock on that date as reported on the NASDAQ Global Select Market).

          As of February 28, 2011 the registrant had 27,929,946 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference to the registrant's definitive proxy statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

DG FASTCHANNEL, INC.

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

DG FASTCHANNEL, INC.

PART I

ITEM 1.    BUSINESS

General

        DG FastChannel, Inc. (the "Company," "we," "us" or "our") is a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our Network Operation Centers ("NOCs"), located in Irving, Texas ("Irving NOC"), Atlanta, Georgia ("Atlanta NOC") and Jersey City, New Jersey ("New Jersey NOC"), which link more than 5,000 advertisers, advertising agencies and content owners with more than 29,000 television, radio, cable, print and web publishing destinations electronically throughout the United States, Canada, and Europe. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries. We offer a variety of other ancillary products that serve the advertising industry.

        For the year ended December 31, 2010, we provided delivery services for 23 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to the electronic delivery of video and audio advertising content. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically performed digitally but sometimes physically. We offer a digital alternative to the dub and ship delivery method of spot advertising. We generally bill our services on a per transaction basis.

        Our services include online creative research, media production and duplication, distribution, management of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery. Information regarding our business segments is presented in the Consolidated Financial Statements filed herewith.

        We were organized in 1991 as a Delaware corporation. Over the past five fiscal years, we have completed several strategic transactions including the following:

  •
  On May 31, 2006, we completed a tax-free merger transaction with privately-held FastChannel Network, Inc. ("FastChannel") whereby FastChannel became a wholly-owned subsidiary of ours. The $28.8 million purchase price consisted of 5.2 million shares of our common stock valued at $27.4 million and $1.4 million of transaction costs. Similar to us, FastChannel operated a digital distribution network serving the advertising and broadcast industries. The merger with FastChannel expanded our electronic network, increased our customer base, and resulted in operating synergies.

  •
  On June 4, 2007, we acquired privately-held Pathfire, Inc. ("Pathfire") for $29.7 million in cash. Pathfire distributes third-party long-form content, such as news and syndicated programming, through a proprietary server-based network via satellite and Internet channels. The acquisition increased our customer base and resulted in operating synergies.

  •
  In December 2006 and early 2007, we acquired an approximate 16% interest in Point.360. On August 13, 2007, we completed the purchase of all of the issued and outstanding shares of common stock of Point.360 that we did not already own (approximately 84%) in exchange for 2.0 million shares of our common stock. In the aggregate, the total purchase price was valued at $49.7 million. The acquisition increased our customer base and resulted in operating synergies. Immediately prior to the exchange, Point.360 spun off its post-production operations to its shareholders (other than us), such that on the closing date, Point.360 consisted solely of an advertising distribution services business.

  •
  On August 31, 2007, we acquired substantially all the assets of privately-held GTN, Inc. ("GTN") for $11.5 million in cash (including transaction costs). GTN provided media services in Detroit, Michigan and was focused on the automotive advertising market. GTN also had post production operations that we sold immediately following the closing of the acquisition for $3.0 million in cash. The acquisition increased our customer base and resulted in operating synergies.

  •
  On June 5, 2008, we completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3") for approximately $135.4 million in cash (including transaction costs). Vyvx operated an advertising services and distribution business similar to our video and audio content distribution business. The purpose of the acquisition was to expand our customer base and operations, and resulted in operating synergies.

  •
  In May 2007 we acquired 10.8 million shares, or 13% of the then outstanding shares, of Enliven Marketing Technologies Corporation's ("Enliven") common stock. On October 2, 2008, we completed a merger with Enliven. Pursuant to the merger agreement, as amended, we exchanged 0.033 of a share of our common stock for each of the approximately 88 million shares of Enliven common stock outstanding and not previously held by us. In the aggregate, we issued approximately 2.9 million shares of our common stock in the exchange. In total, including shares of Enliven previously held, the purchase price was $74.6 million. The purpose of the acquisition was to expand our customer base and service offerings.

  •
  On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $27.7 million in cash, which includes $1.0 million paid into escrow related to a potential earnout obligation. Depending on Match Point's future revenues, we may be required to pay up to $3.0 million under the earnout obligation. Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our video and audio content distribution segment. We acquired Match Point to expand our customer base and product offerings. The acquisition also gives us an opportunity to bring digital distribution and digital workflow solutions to the direct response marketplace which will likely result in operating synergies.

Available Information

        We file quarterly and annual reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act").

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

        We also make available free of charge through our website (www.dgit.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

 Industry Background

        There are approximately 11,000 commercial radio and 4,800 television, cable and network broadcast stations in the United States and Canada. These stations primarily generate revenue by selling airtime to advertisers. In addition, there are approximately 8,400 daily and weekly newspapers in circulation in the United States. Newspapers also primarily generate revenues from advertising. Further, there are over 5,000 online publishers operating in the United States and Canada. Advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Television advertising is characterized as network or spot, depending on how it is purchased and distributed. Network advertising typically is delivered to stations as part of a network feed (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

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

        While many television and radio broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of video and audio advertising content still include manual duplication and physical delivery of analog tapes. Many companies, commonly known as dub and ship houses, duplicate video and audio tapes, assemble them according to agency specified bills of material and package them for air express delivery. Advertisers and their agencies can choose to have advertising content delivered electronically via the Internet and satellite transmissions. Electronic transmission has several advantages over dub and ship delivery, including: cost, transmission time, labor, materials, quality of content and control of distribution. The amount of advertising content transmitted electronically has steadily increased, and we estimate that approximately 95% of radio spots and approximately 65% of video spots are now electronically distributed. We believe that these figures will continue to grow as advertisers continue to take advantage of the benefits of electronic distribution.

        Television and radio continue to attract significant portions of the advertising dollars spent by advertisers and advertising agencies and represent powerful mediums for cost-effectively reaching large, targeted audiences and offer the accountability and returns that advertisers increasingly demand.

        The unique capabilities of online advertising, the growing number of Internet users and increased Internet traffic have contributed to the rapid growth in online advertising spending over the last several years. According to eMarketer, an advertising trade journal, online advertising represented 13.9% of the total United States advertising market in 2009. ZenithOptimedia predicts worldwide online advertising spending will increase to 17.9% of the total worldwide advertising market by 2013. Additionally, according to the ZenithOptimedia, global online advertising expenditures are projected to grow from $61.8 billion in 2010 to $91.5 billion in 2013, representing a compound annual growth rate of 13.9%. eMarketer predicts online advertising expenditures in the United States are to grow from $22.7 billion in 2009 to $40.5 billion in 2014, representing a compound annual growth rate of 12.3%.

        While historically a large component of the online advertising market growth was driven by Internet-centric publishers, retailers and direct marketing providers, traditional media advertisers, including consumer packaged goods and brand advertisers, are increasingly recognizing the significance and unique capabilities of the Internet and are allocating more of their marketing budgets to online advertising. The growth in online advertising is also being driven by strong increases in online brand marketing through display ads, rich media and video ads. While the majority of online advertising spending is still allocated to direct response campaigns, including paid search ads, classifieds, e-mail advertising and lead generation or referrals, advertisers are increasingly recognizing the potential offered by the unique branding capabilities of the Internet. As a result, many advertisers seek to utilize innovative media formats to create highly engaging brand experiences for their online customers.

        According to eMarketer, online video and rich media advertising continue their year over year growth. Online video advertising is expected to be the fastest growing advertising format in the United States and spending is projected to increase from $1.0 billion in 2009 to over $5.5 billion in 2014, representing a compound annual growth rate of 40.3%. Emerging media formats and channels, such as mobile devices, game consoles and on-demand television, provide significant opportunities for advertisers to expand audience reach and strengthen their relationship with their target audience in innovative ways. Rich media advertising in the United States is expected to grow from $1.5 billion in 2009 to $1.8 billion in 2014 yielding a compound annual growth rate of 3.7%.

Services

        Through our suite of innovative services, we seek to address the needs of advertisers at various stages along the value chain of advertisement creation and delivery. These include idea generation, production and duplication, content distribution, media asset management and broadcast verification products. By offering services that encompass multiple stages of content creation and delivery, we are able to simplify the workflow process for advertisers. We believe our solutions offer advertisers tools essential to the creation and strategic distribution of advertisements in a cost-effective manner. We continually upgrade our systems to meet our customers' needs. During the years ended December 31, 2010, 2009 and 2008 we spent $10.6 million, $6.3 million and $4.3 million, respectively, on research and development activities, none of which were sponsored by customers. Our services address our clients' needs for efficient, accurate and reliable solutions for the development and delivery of advertising content across a wide spectrum of media, and include the following offerings:

        Advertising Distribution.    We provide primarily electronic and, to a lesser extent, physical distribution of broadcast advertising content to broadcast stations throughout the United States and Canada. We operate a digital network, currently connecting more than 5,000 advertisers and advertising agencies with approximately 4,800 television, cable and network broadcast destinations, approximately 11,000 radio stations, and approximately 8,400 daily and weekly newspapers in circulation and over 5,000 online publishers operating in the United States and Canada. Our network enables the rapid, cost-effective and reliable electronic transmission of video and audio spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. Our technologically advanced digital network delivers near master quality video and audio to broadcasters, which is equal or superior to the content currently delivered on dub and ship analog tapes. Our network routes transmissions to stations through an automated online transaction and delivery system, enabling delivery in as little as one hour after an order is received.

  •
  Video.  We receive video content electronically primarily via our proprietary file transfer software that is deployed in post production studios. Video content also can be ingested through our various regional operations facilities throughout the United States. When video content is received, our employees conduct a quality control of the content, digitize the material and upload the content to our NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent via a high-speed fiber link to the digital satellite uplink facility over which they are then delivered directly to our servers, including our HD Xtreme™ servers, that we have placed in television stations and cable interconnects.

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

        Video and audio transmissions are received at designated television and radio stations on DG FastChannel Spot Boxes, Client Workstations and Digital Media Managers. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal format for subsequent broadcast. Through our NOCs, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

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

        In addition to our standard services, we have developed unique products to service customers with particular time-sensitive delivery needs, including the delivery of political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups. We also provide advertising services to advertising agencies and advertisers participating in the direct response industry.

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

        We offer these advertising formats delivered through the UAP to customers, charging them in the standard manner consistent with industry practices with fees based on the number of times an advertisement is deployed (i.e., on a "CPM", or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.02 to $8.44 per thousand impressions in 2010.

        Long-form Programming Distribution.    We also deliver digital video broadcast services through our Digital Media Gateway® ("DMG") owned and operated by Pathfire, our wholly-owned subsidiary. The DMG consists of hardware and a suite of software applications that enable content creators and distributors to ingest, digitize, transport, store and prepare digital video media assets for broadcast. The DMG incorporates a sophisticated IP multicast network of satellites and can deliver all forms of video content including news, Video News Releases ("VNR"s), syndicated programming, infomercials, and Electronic Press Kits ("EPK"s). Another feature of the DMG is a terrestrial-based return-path network, which automatically tracks and notifies the Atlanta NOC of transmission failures, system health problems and content usage data. When notified of a transmission failure, the system automatically resends lost data packets using the minimum bandwidth necessary to complete the transmission. The DMG also uses the terrestrial network to send notification that the complete digital video transmission has been received in the DMG server at the broadcast television station. This system is fully automated and involves only minimal intervention by station technicians and customer support staff.

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

        Online Creative Research.    We own and maintain an online database of content and credits of U.S. television commercials for the advertising and TV commercial production industry. We believe that this is the most comprehensive online television commercial information service available to advertising agencies and production companies. Our SourceEcreative database includes information relating to commercials, individuals and companies. Customers can use our robust search engine specifically designed for the advertising industry. SourceEcreative allows users to find out which director, post house, composer or other production resource worked on specific spots, enabling advertising agencies to identify creative and production resources, and to accelerate their creative development process. Information can be provided via fax, phone, e-mail or over the Internet. SourceEcreative services most of the major U.S. advertising agencies and production companies, as well as television networks, programs and industry associations.

        Creative and Digital Marketing Solutions    In 2008, as part of our Enliven acquisition, we acquired Springbox, Ltd. ("Springbox"), an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions that provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the UAP and integrated with our premium rich media ad delivery capabilities. This combined offering is the next evolution of our business, and will better position us to take advantage of the market opportunity for integrated online marketing solutions.

        Springbox allows us to provide full service interactive marketing solutions for our clients. Additionally, the division supports the development of advanced advertising formats and advertising content making the UAP more appealing to marketers. Finally these services keep us on the cutting-edge of the industry, giving us hands-on experience with the design, creation and deployment of rich media websites.

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

Sales, Marketing and Customer Service

        Brand Strategy.    Our brand strategy is to position our services as the standard transaction method for the television, radio, cable, and network broadcast industries. We focus our marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with us for a different reason. Agencies purchase services from us on behalf of their advertisers. Production studios facilitate the transmission of video and audio to either the Irving or Atlanta NOCs. We operate a separate NOC in New Jersey for our online advertising solutions business. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

        Internet/E-Commerce Strategy.    SpotCentral provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across our massive digital network and confirm delivery at the station level through our powerful media server, the DG FastChannel Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process.

        Sales.    We employ a direct sales force that calls on various departments at advertising agencies to communicate the capabilities and comparative advantages of our electronic distribution system, ad serving platform, and related products and services. In addition, our sales force calls on corporate advertisers who are in a position to either direct or influence agencies in directing deliveries to us. A separate staff sells to and services video and audio dealers, who resell our distribution services. We currently have regional sales offices in New York, Los Angeles and Chicago. Our sales force includes regional sales, inside sales, and telemarketing personnel.

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

Competition

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast, and Deluxe Entertainment Group (who recently purchased certain Ascent Media assets) deliver television advertising spots to satellite TV systems, broadcast TV stations, cable networks and/or cable head ends. At the same time, many companies, including Akamai and Limelight Networks are implementing technologies to distribute video to the established traditional channels and new media outlets. Additionally, numerous companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations. For example, Extreme Reach, Hula MX, and Yangaroo use "over the top" technology to distribute television advertising spots to broadcast TV stations, cable networks and/or cable head ends.

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

        In our long-form syndication business, we compete with Pitch Blue, a service offered by a joint venture among Deluxe Entertainment Group (who recently purchased certain Ascent Media assets), Warner Brothers Technical Division and CBS. We also compete with a satellite digital linear process whereby the content owner can manually deliver single feeds directly to broadcast TV stations. We compete with other companies that are focusing or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions.

        Competitors in our online advertising solution business include full service advertising delivery companies like Microsoft and Google. Additionally, certain companies specialize in delivering rich media and video advertisements like Pointroll (a division of Gannett), EyeWonder (a division of Limelight Networks), MediaMind, formerly known as Eyeblaster, and Flashtalking. Competitors in the services sector include advertising agencies, online agencies and independent creative talent that can build content in the Unicast format or in other rich media formats.

        We expect competition to continue to intensify as existing and new competitors begin to offer products, services, or systems that compete with our products and services. Our current or future competitors, many of whom, individually or together with their affiliates, have substantially greater financial resources, research, and development resources, distribution, marketing, and other capabilities than us, may apply these resources and capabilities to compete successfully against our products and services. A number of the markets in which we sell our products and services are also served by technologies that currently are more widely accepted than ours. Although we believe that our products and services are less expensive to use and more functional than competing products and services that rely on other technologies, it is uncertain whether our potential customers will be willing to make the initial capital investment that may be necessary to convert to our products and services. The success of our systems against these competing technologies depends in part upon whether our systems can offer significant improvements in productivity and sound and video quality in a cost-effective manner. It is uncertain whether our competitors will be able to develop systems compatible with, or that are alternatives to, our proprietary technology or systems. It is also not certain that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results, or financial condition.

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

Employees

        As of December 31, 2010, we had a total of 897 employees, including 147 in research and development, 62 in sales and marketing, 590 in operations, and 98 in finance and administration; 879 of these employees are located in the United States and 18 are located in the United Kingdom. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We consider our relations with our employees to be good.

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

The media distribution products and services industry is divided into several distinct segments, some of which are relatively mature while others are growing rapidly. If the mature segments begin to decline at a time when the developing segments fail to grow as anticipated, it will be increasingly difficult to maintain profitability.

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

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for High Definition "HD" advertising spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to maintain our current level of profitability.

        To sustain profitability and growth, we must expand our product and service offerings beyond the broadcast markets to include additional market segments within the media distribution products and services industry. Potential new applications for our existing products in new markets include online video advertising networks, digital asset management, and business to consumer markets. While our products and services could be among the first commercial products that may be able to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and Internet services, our products and services may not be accepted by that market. In addition, it is possible that:

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

        The advertisement distribution and management industry is characterized by extremely rapid technological change, frequent new products, service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers, including the need for "HD" advertising spots. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations and cash flows will be harmed.

The marketing and sale of our products and services involve lengthy sales cycles. This makes business forecasting extremely difficult and can lead to significant fluctuations in quarterly results.

        Due to the complexity and substantial cost associated with providing integrated product and services to provide audio, video, data and other information across a variety of media and platforms, licensing and selling products and services to our potential customers typically involves a significant technical evaluation. In addition, there are frequently delays associated with educating customers as to the productive applications of our products and services, complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain customers have even longer purchasing cycles that can greatly extend the amount of time it takes to place our products and services with these customers. Because of the lengthy sales cycle and the large size of our existing and potential customers' average orders, if revenues projected from existing and potentials customer for a particular quarter are not realized in that quarter, product revenues and operating results for that quarter could be harmed. Revenues will also vary significantly as a result of the timing of product and service purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

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

        Our revenues are generated primarily from providing traditional broadcast and online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising, which was followed by a downturn in advertising spending on the Internet in 2002. In addition, during a period of economic weakness in 2001, advertising spending online decreased at a faster rate than overall ad spending, although we believe this was because many of the companies advertising online were Internet companies experiencing significant financial distress. Following the recent negative developments in the world economy, several agency and analyst organizations now predict that the growth in online advertising may be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given quarterly or annual period.

Seasonality in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

        Historically, the industry has experienced lower sales for services in the first quarter, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. Nevertheless, in any single period, product and service revenues and delivery costs are subject to significant variation based on changes in the volume and mix of deliveries performed during such period. In addition, we have historically operated with little or no backlog. The absence of backlog and fluctuations in revenues and costs due to seasonality increases the difficulty of predicting our operating results.

The markets in which we operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast, and Deluxe Entertainment Group (who recently purchased certain Ascent Media assets) deliver television advertising spots to satellite TV systems, broadcast TV stations, cable networks and/or cable head ends. At the same time, many companies, including Akamai and Limelight Networks are implementing technologies to distribute video to the established traditional channels and new media outlets. Additionally, numerous companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations. For example, Extreme Reach, Hula MX, and Yangaroo use "over the top" technology to distribute television advertising spots to broadcast TV stations, cable networks and/or cable head ends.

        While we offer products and services focused on the electronic distribution of media, we compete with dub and ship houses and production studios. Many dub and ship houses and production studios, such as Deluxe Entertainment Group (who recently purchased certain Ascent Media assets), have long-standing ties to local distributors that can be difficult to replace. Many of these dub and ship houses and production studios could have greater financial, distribution and marketing resources than we and have achieved a higher level of brand recognition. Production studios, advertising agencies and media buying firms also could deliver directly through entities with package delivery expertise such as Federal Express, United Parcel Service and the United States Postal Service.

        In our long-form syndication business, we compete with Pitch Blue, a service offered by a joint venture among Deluxe Entertainment Group (who recently purchased certain Ascent Media assets), Warner Brothers Technical Division and CBS. We also compete with a satellite digital linear process whereby the content owner can manually deliver single feeds directly to broadcast TV stations. In addition, we compete with one or more satellite-based video distribution networks. We also anticipate that certain common and/or value-added telecommunications carriers and other companies may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries.

        In our online advertising solution business we face formidable competition from other companies that provide solutions and services similar to ours. Currently, the primary online video competitors are Google and Microsoft. In March 2008, Google acquired DoubleClick and in May 2007, Microsoft acquired aQuantive. DoubleClick and aQuantive offer solutions and services similar to ours and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and aQuantive businesses and increase their ability to compete with us.

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

        In addition to Google and Microsoft, we face competition from other companies in our online advertising solutions business. Among our competitors are rich-media solutions companies (such as Pointroll, MediaMind, formerly known as Eyeblaster, EyeWonder, a division of Limelight Networks, and Flashtalking) and ad serving companies (such as Zedo and CheckM8). In addition, we may experience competition from companies that provide web analytics or web intelligence. Our competitors may develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than us.

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

        With respect to new markets, such as the delivery of other forms of content to television and radio stations, competition is likely to come from companies in related communications markets and/or package delivery markets. Some of the companies capable of offering products and services with superior functionality include telecommunications providers, such as AT&T, Verizon and other fiber and telecommunication companies, each of which would enjoy materially lower electronic delivery transportation costs. Radio networks such as ABC Radio Networks or Westwood One could also become competitors by selling and transmitting advertisements as a complement to their content programming.

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

Our business is highly dependent upon television and radio advertising. If demand for, or margins from, our television and radio advertising delivery services decline, our business results could decline.

        We expect that a significant portion of our revenues will continue to be derived from the delivery of television and radio advertising spots from advertising agencies, production studios and dub and ship houses to television and radio stations in the United States. A decline in demand for, or average selling prices of, our television and radio advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business, financial condition, results of operations and prospects:

  •
  competition from new advertising media;

  •
  new product introductions or price competition from competitors;

  •
  a shift in purchases by customers away from our premium services; and

  •
  change in the technology used to deliver such services.

        Additionally, we are dependent on our relationship with the television and radio stations in which we have installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership or discontinue the use of our equipment in any way, our business, financial condition, results of operations and prospects would be harmed.

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

        Our business will depend on making cost-effective deliveries to broadcast stations within the time periods requested by our customers. If we are unsuccessful in making these deliveries, for whatever reason, a station might be prevented from selling airtime that it otherwise could have sold. Our ability to make deliveries to stations within the time periods requested by customers depends on a number of factors, some of which are outside of our control, including:

  •
  network operations and / or equipment failure;

  •
  interruption in services by telecommunications service providers; and

  •
  inability to maintain our installed base of video and audio units that will comprise our distribution network.

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

        Our inability to maintain the server equipment necessary for the receipt of electronically delivered video advertising content in an adequate number of television stations or to capture market share among content delivery customers, which may be the result of price competition, new product introductions from competitors or otherwise, would be detrimental to our business objectives and deter future growth. We have made a substantial investment in upgrading and expanding our Irving and Atlanta NOCs and in populating television stations with the server equipment necessary for the receipt of electronically delivered video advertising content. However, we cannot assure you that the maintenance of these units will cause this service to achieve adequate market acceptance among customers that require video advertising content delivery.

        In addition, to more fully address the needs of video delivery customers we have developed a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We believe that we will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, San Francisco, Dallas, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other U.S. markets because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

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

        We obtain our local access transmission services and long distance telephone access through contracts with TW Telecom and XO Communications, both of which expire in September 2013. The agreement with TW Telecom provides for reduced pricing on various services provided in exchange for minimum purchases of $0.9 million each year and the XO Communications contract provides reduced pricing in exchange for minimum purchases of $0.5 million each year. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

We face various risks associated with purchasing satellite capacity.

        As part of our strategy of providing transmittal of video, audio, data and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although our management attempts to match these expenditures against anticipated revenues from sales of products or services to customers, they may not be successful at estimating anticipated revenues, and actual revenues from sales of products or services may fall below expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect our financial condition, cash flows and results of operations.

If the existing relationships with Clear Channel Satellite Services or Intelsat is terminated, or if either Clear Channel Satellite Services or Intelsat fails to perform as required under its agreement with us, our business could be interrupted.

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over Clear Channel's AMC-9 and Intelsat's Galaxy 18 and 19 satellite systems. However, the AMC-9 and Galaxy 18 and 19 satellite systems may not have the capacity to meet our current or future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have non-exclusive agreements with Clear Channel that expires in June 2013 and Intelsat that expire in September 2011 and December 2013. The agreements provide for fixed pricing on dedicated bandwidth and give us access to satellite capacity for electronic delivery of digital video and audio transmissions by satellite. Clear Channel and Intelsat are required to meet performance specifications as outlined in the agreements, and we are given a credit allowance for future fees if Clear Channel or Intelsat do not meet these requirements. The agreements state that Clear Channel or Intelsat can terminate the agreement if we do not make timely payments or become insolvent.

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

        We have experienced system failures in the past and may in the future. Any unscheduled interruption in our service puts a burden on our entire organization and may result in a loss of revenue. If we experience frequent or persistent system failures in our Irving or Atlanta NOCs or web-based management systems, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

  •
  fluctuations in stock market prices and trading volumes, particularly fluctuations of stock prices quoted on the NASDAQ Global Select Market; and

  •
  sale of a significant number of shares of our common stock by us or our significant holders.

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

        We acquired Match Point, Enliven, the Vyvx advertising services business of Level 3 Communications, LLC, Pathfire, Point.360, GTN, and FastChannel Network Inc. Our business strategy might include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

We depend upon a number of single or limited-source suppliers, and our ability to produce video and audio distribution equipment could be harmed if those relationships were discontinued.

        We rely on fewer than five single or limited-source suppliers for integral components used in the assembly of our video and audio units. If a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, this would delay our deployment of video and audio units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may in the future become our competitors, possibly entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling our products or components to us at commercially reasonable prices or completely stop selling our products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign our products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we were able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our products, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements and to collect campaign data and could lead to a loss of significant Unicast customers.

        The growing trend of consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of a small number of large companies, such as Google, Microsoft and, most recently, Apple, with the announcement of its iAd platform for placing ads on Apple's applications, could harm our business. We are currently able to serve, track and manage advertisements for our customers in a variety of networks and websites, which is a major benefit to our customers' overall campaign management. Concentration of advertising networks could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, if they develop ad placement systems that are incompatible with our ad serving systems, or if they use their market power to force their customers to use certain vendors on their networks or websites. These networks or websites could also prohibit or limit our aggregation of advertising campaign data if they use technology that is not compatible with our technology. In addition, concentration of desirable advertising space in a small number of networks and websites could result in pricing pressures and diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Additionally, major publishers can terminate our ability to serve advertisements on their properties on short notice. If we are no longer able to serve, track and manage advertisements on a variety of networks and websites, our ability to service campaigns effectively and aggregate useful campaign data for our customers will be limited.

The Internet advertising or marketing market may deteriorate, or develop more slowly than expected, which could have a material adverse affect on our business, financial condition or results of operations.

        If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our Unicast business could suffer. The future success of our Unicast business is dependent on an increase in the use of the Internet, the commitment or advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers' implementation of advertising campaigns and the willingness of current or potential customers to outsource their Internet advertising and marketing needs. The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain.

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

Our revenues will be impacted by seasonal fluctuations and decreases or delays in advertising spending due to general economic conditions and the lack of backlog for our orders makes any forecasting of our operating results inherently uncertain.

        We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle. In addition, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected. Further, forecasting economic activity is inherently difficult, and the nature of our business provides only limited visibility for our future operating results. We do not have a backlog of orders from customers, and at any point in time our pending orders represent only a day or two of future revenues. Accordingly, our ability to forecast future operating results is limited, any such forecasts would be inherently uncertain and our quarterly results could be quite volatile.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, intangible assets and restructuring charges. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price.

Future changes in financial accounting standards may adversely affect our reported results of operations.

        A change in accounting standards can have a significant effect on our reported results. New accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements may adversely affect our reported financial results.

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

  •
  increased expenses associated with sales and marketing, deploying services and maintaining our infrastructure in foreign countries;

  •
  competition from local content delivery service providers, many of which are very well positioned within their local markets;

  •
  corporate and personal liability for violations of local laws and regulations;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  interpretations of laws or regulations that would subject us to regulatory supervision or, in the alternative, require us to exit a country, which could have a negative impact on the quality of our services or our results of operations;

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

        If our ability to use cookies or conversion tags or to build user profiles were substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations could be materially adversely affected.

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

        We are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on an ad displayed on a web site for a reason other than to view the underlying content. These types of fraudulent activities could harm our business and our brand. If fraudulent clicks are not detected, the data that our solutions provide to our customers is inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. If advertisers become dissatisfied with our solutions, they may choose to do business with our competitors or reduce their Internet advertising spending, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Company's principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. The Company's material properties are listed below:

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Irving, TX	Headquarters Corporate Office	Ads	2011	26,025
Irving, TX	Headquarters Corporate Office	Ads	2011	2,725
Burbank, CA	Sales and Operations	Ads	2016	24,500
Los Angeles, CA	Sales and Operations	Ads	2011	21,709
San Francisco, CA	Sales and Operations	Ads	2017	9,000
Wilmington, DE	Sales and Operations	Ads	2020	62,050
Roswell, GA	Sales and Operations	Ads	2016	21,681
Chicago, IL	Sales and Operations	Ads	2017	18,500
Detroit, MI	Sales and Operations	Ads	2012	76,488	37,157
New York, NY	Sales and Operations	Ads	2017	12,500
New York, NY	Sales and Operations	Ads	2011	22,919
New York, NY	Sales and Operations	Ads	2016	26,200
New York, NY	Sales and Operations	Ads	2011	15,600
Dallas, TX	Sales and Operations	Ads	2013	6,400
Chicago, IL	Storage Facility	Ads	2020	30,678
Louisville, KY	Dub and Ship Facility	Ads	2013	9,100
London, England	Sales and Production	Other	2014	2,961
Austin, TX	Sales and Operations	Other	2013	9,980
Austin, TX	Sales and Operations	Other	2011	12,400
Boca Raton, FL	Administrative, Sales and Operations	Other	2011	3,816

ITEM 3.    LEGAL PROCEEDINGS

        In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re DG FastChannel, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company's financial condition during the class period. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the action vigorously.

        We expect our defense costs and any loss that may result from these claims will be covered under our insurance policies.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol DGIT. The following table sets forth the high and low closing sales prices of our common stock from January 1, 2009 to December 31, 2010. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2010		Fiscal Year Ended 2009
	High	Low	High	Low
First Quarter	$34.74	$26.06	$19.20	$12.90
Second Quarter	43.80	31.18	23.41	17.72
Third Quarter	41.45	15.11	21.12	16.70
Fourth Quarter	28.91	20.08	29.11	20.39

        As of February 17, 2011, we had 28,581,842 and 27,924,670 shares of our common stock issued and outstanding, respectively. As of February 17, 2011, our common stock was held by approximately 292 stockholders of record. We estimate that there are approximately 11,400 beneficial stockholders.

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. The stock repurchase plan has no expiration date. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated (in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	—	$—	—	$25,577
November 1, 2010 through November 30, 2010	—	$—	—	$25,577
December 1, 2010 through December 31, 2010	322	$27.11	322	$16,852

Total	322	$27.11	322	$16,852

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on our common stock between December 31, 2005 and December 31, 2010 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2005 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

        The comparisons shown in the table below are based upon historical data. We caution readers that the stock price performance shown in the table below is not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from information published by NASDAQ and Research Data Group, Inc., sources believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among DG FastChannel, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
DG FastChannel, Inc.	$100.00	$249.63	$474.81	$231.11	$517.22	$534.81
NASDAQ Composite Index	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Computer and Data Processing Index	100.00	112.40	134.94	77.33	122.47	135.78

        Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate this report or future filings made by us under those statutes, this Stock Performance Table shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below was derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The data below includes the results of acquired operations from the respective dates of closing as detailed below:

Acquired Operation	Date of Closing
FastChannel Network, Inc. ("FastChannel")	May 31, 2006
Pathfire, Inc. ("Pathfire")	June 4, 2007
Point.360 ("Point 360")	August 13, 2007
GTN, Inc. ("GTN")	August 31, 2007
Vyvx ("Vyvx")	June 5, 2008
Enliven Marketing Technologies Corporation ("Enliven")	October 2, 2008
Match Point Media LLC ("Match Point")	October 1, 2010

        See Note 3 to our consolidated financial statements for further information on acquisitions. As a result of our decision to sell the assets of StarGuide Digital Networks, Inc. ("StarGuide") and Corporate Computer Systems, Inc. ("CCS") in 2006 their operating results for all periods presented have been reflected in discontinued operations in the selected financial data below. Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Revenues	$247,528	$190,886	$157,081	$97,687	$68,667
Costs and operating expenses (excluding depreciation and amortization)	136,056	117,083	97,999	65,770	49,803
Depreciation and amortization	29,992	26,501	21,351	12,865	8,563
Impairment of Springbox unit	5,866	—	—	—	—

Income from operations	75,614	47,302	37,731	19,052	10,301
Other (income) expense:
Interest expense and other, net	7,127	11,859	11,536	2,388	2,786
Unrealized loss (gain) on derivative warrant investment	—	—	1,544	(1,707)	—
Reduction in fair value of long-term investment	—	—	—	—	4,758

Income before income taxes from continuing operations	68,487	35,443	24,651	18,371	2,757
Provision for income taxes	26,918	14,942	9,572	7,501	2,378

Income from continuing operations	41,569	20,501	15,079	10,870	379
Loss from discontinued operations	—	—	—	(457)	(1,028)

Net income (loss)	$41,569	$20,501	$15,079	$10,413	$(649)

Basic earnings (loss) per share:
Continuing operations	$1.52	$0.90	$0.81	$0.65	$0.04
Discontinued operations	—	—	—	(0.02)	(0.10)

Total	$1.52	$0.90	$0.81	0.63	$(0.06)

Diluted earnings (loss) per share:
Continuing operations	$1.50	$0.88	$0.79	$0.64	$0.04
Discontinued operations	—	—	—	(0.03)	(0.10)

Total	$1.50	$0.88	$0.79	$0.61	$(0.06)

Weighted average common shares outstanding:
Basic	27,226	22,572	18,642	16,631	10,568
Diluted	27,570	23,091	19,073	17,096	10,568

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$73,409	$33,870	$17,180	$10,101	$24,474
Working capital	122,954	44,150	20,856	25,601	25,106
Property and equipment, net	39,461	41,520	37,980	27,466	18,074
Total assets	520,004	478,292	473,800	252,495	172,997
Long-term debt, net of current portion	—	80,962	154,985	44,325	15,650
Net assets of discontinued operations	—	—	—	—	2,441
Stockholders' equity	496,912	347,166	269,518	192,129	141,886

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

        MD&A is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of DG FastChannel Inc.'s (the "Company," "we," "us" or "our") financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Overview.  This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

  •
  2010 Highlights.  This section provides some of the highlights of our 2010 year.

  •
  Results of Operations.  This section provides an analysis of our results of operations for the three years in the period ended December 31, 2010.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our cash flows for the three years in the period ended December 31, 2010, as well as a discussion of our commitments that existed as of December 31, 2010. Included in the analysis is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

Overview

        We are a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks which link more than

5,000 advertisers, advertising agencies and content owners with more than 29,000 television, radio, cable, print and web publishing destinations electronically throughout the United States, Canada and Europe. We also offer a variety of other ancillary products and services to the advertising industry. Our business can be impacted by several factors including the financial stability of our customers, the overall advertising market, new emerging digital technologies, and the continued transition from analog to digital broadcast signal transmission. We face several factors that impact the growth of digital advertising delivery, including the following:

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

        Increased adoption and popularity of high definition television.    Consumer demand for superior quality, declining high definition television ("HDTV") set prices and increasing availability of HDTV content are driving the rapid growth in HDTV adoption, with the United States leading the charge. Currently, all major broadcasters are delivering prime time content via HD broadcasting and HDTV advertising has been growing steadily. As local television stations complete the upgrade to their infrastructure to enable HDTV signals, advertisers are increasing the number of HDTV commercials, which we believe will likely require digital distribution.

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

        Significant Transactions.    Part of our business strategy is to merge with, acquire, or make investments in, businesses in the media services industry. The purpose of acquiring these businesses is to expand our digital distribution network, customer base and/or product offerings. Over the last three fiscal years we have completed the following transactions:

  •
  Purchase of Match Point

    On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $27.7 million in cash, which includes $1.0 million paid into escrow related to a potential earnout obligation. Depending on Match Point's future revenues we may be required to pay up to $3.0 million under the earnout obligation. Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry.

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

2010 Highlights

  •
  Diluted earnings increased to $1.50 per share, or 70%, compared to $0.88 per share in 2009.

  •
  Revenues from HD advertising increased $42.9 million, or 72%, from 2009.

  •
  Revenues from political advertising were $8.5 million, an increase of $6.4 million from 2009.

  •
  We issued 3.65 million shares of our common stock in a public equity offering raising $108 million. We used a portion of the proceeds to repay all of our outstanding debt.

  •
  We acquired the net assets of Match Point, a direct response advertiser, for $27.7 million.

  •
  We repurchased 600,802 shares of our common stock for $13.1 million.

  •
  We recorded a non-cash impairment charge of $5.9 million, or $0.13 per diluted share, related to the write-down of certain intangible assets of our non-core Springbox unit.

 Results of Operations

2010 vs. 2009

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Year Ended December 31,		% Change	Year Ended December 31,
			2010 vs. 2009
	2010	2009		2010	2009
Revenues	$247,528	$190,886	30%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	78,163	71,702	9	31.6	37.6
Sales and marketing	13,534	12,678	7	5.5	6.6
Research and development	10,601	6,257	69	4.3	3.3
General and administrative	33,758	26,446	28	13.6	13.8
Depreciation and amortization	29,992	26,501	13	12.1	13.9
Impairment of Springbox unit	5,866	—	NM	2.4	—

Total costs and expenses	171,914	143,584	20	69.5	75.2

Income from operations	75,614	47,302	60	30.5	24.8
Other (income) expense:
Interest expense	7,350	11,774	(38)	3.0	6.2
Interest (income) and other expense, net	(223)	85	NM	(0.1)	0.1

Income before income taxes	68,487	35,443	93	27.6	18.5
Provision for income taxes	26,918	14,942	80	10.9	7.8

Net income	$41,569	$20,501	103%	16.7%	10.7%

(a)
Excludes depreciation and amortization.

NM—Not meaningful

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$75,614	$47,302	60%	30.5%	24.8%
Depreciation and amortization	29,992	26,501	13	12.1	13.9
Impairment of Springbox unit	5,866	—	NM	2.4	—
Share-based compensation	4,805	3,983	21	2.0	2.1

Adjusted EBITDA(b)	$116,277	$77,786	49	47.0	40.8

Reconciliation of Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

Net income	$41,569	$20,501	103%	16.7%	10.7%
Amortization of intangibles	12,588	11,724	7	5.1	6.1
Impairment of Springbox unit	5,866	—	NM	2.4	—
Share-based compensation	4,805	3,983	21	2.0	2.1
Write-off of deferred loan fees and loss on interest rate swap termination	5,010	266	NM	2.0	0.2
Income tax effect of above items	(11,013)	(6,734)	65	(4.4)	(3.5)

Non-GAAP net income(b)	$58,825	$29,740	97	23.8	15.6

(b)
See discussion of Non-GAAP financial measures on a following page.

        Revenues.    For 2010, revenues increased $56.6 million, or 30%, as compared to 2009. The video and audio content distribution segment increased $58.4 million, partially offset by a $1.8 million decrease in the all other segment. The increase in the video and audio content distribution segment was primarily due to (i) a $42.9 million increase in HD revenue ($102.8 million in 2010 vs. $59.9 million in 2009) (ii) a $6.6 million increase in SD revenue and (iii) a $5.4 million increase in Unicast revenue, all of which were driven by an increase in deliveries, and (iv) the acquisition of Match Point on October 1, 2010 which contributed $4.9 million of revenue to 2010. HD revenue pricing per delivery decreased in 2010 as a result of a higher percentage of electronic deliveries (electronic deliveries are priced lower than physical deliveries) and the competitive environment. The increases in HD and SD revenue include political advertising revenue which increased $6.4 million ($8.5 million in 2010 vs. $2.1 million in 2009) as a result of the 2010 national, state and local elections. The all other segment revenues decreased $1.8 million due to a $2.0 million decline in Springbox revenue ($6.2 million in 2010 vs. $8.2 million in 2009) partially offset by a $0.2 million increase in SourceEcreative revenue. The decline in Springbox's revenue was primarily attributable to a decline in project-based revenues and the loss of two larger customers which have not yet been replaced.

        Cost of Revenues.    For 2010, cost of revenues increased $6.5 million, or 9%, as compared to 2009. As a percentage of revenues, cost of revenues decreased to 31.6% in 2010 as compared to 37.6% in 2009. A large portion of our cost structure is fixed. Therefore, as revenues increase our gross profit margin tends to increase. Costs of revenues increased due to (i) the inclusion of Match Point in our operating results ($3.1 million), (ii) higher personnel cost ($2.3 million) and (iii) higher video telecommunications charges associated with increased bandwidth capacity ($2.2 million), partially offset by non-cash consideration received in a lawsuit settlement with a vendor ($0.8 million).

        Sales and Marketing.    For 2010, sales and marketing expense increased $0.9 million, or 7%, as compared to 2009. The increase was principally attributable to (i) increases in advertising, marketing and travel costs ($0.7 million) associated with the increase in revenues and (ii) the inclusion of Match Point in our operating results ($0.1 million). As a percentage of revenues, sales and marketing expenses decreased to 5.5% in 2010 as compared to 6.6% in 2009.

        Research and Development.    For 2010, research and development costs increased $4.3 million, or 69%, as compared to 2009. The increase relates primarily to (i) a shift in software development initiatives from capitalizable projects to projects which are expensed as incurred ($3.3 million) and (ii) higher personnel costs ($0.7 million) and travel costs ($0.2 million).

        General and Administrative.    For 2010, general and administrative expense increased $7.3 million, or 28%, as compared to 2009. The increase was primarily attributable to higher (i) legal fees primarily related to settled lawsuits ($4.7 million) and (ii) personnel costs ($4.5 million), partially offset by a reduction in professional services fees ($0.9 million). Legal expense increased due to (i) settling a dispute with a vendor, (ii) costs related to potential business acquisitions (see note 3 to our consolidated financial statements) and (iii) defense costs associated with alleged securities violations (see note 14 to our consolidated financial statements). Personnel costs increased largely due to incentive compensation associated with our improved operating results.

        Depreciation and Amortization.    For 2010, depreciation and amortization expense increased $3.5 million, or 13%, as compared to 2009. The increase was primarily attributable to (i) increased depreciation associated with capitalized software development projects ($2.2 million), (ii) accelerated depreciation on a software development project that was retired early ($1.3 million) (iii) shortening the estimated useful life of the Pathfire customer relationships intangible asset ($0.3 million) and (iv) amortization associated with the acquired intangible assets of Match Point ($0.5 million), partially offset by lower depreciation as a result of certain capital assets being fully depreciated ($0.8 million).

        Impairment of Springbox Unit.    In 2010, our Springbox unit performed below our expectations primarily due to a decline in project-based revenues and the loss of two larger customers which have not yet been replaced. As a result, we conducted an impairment analysis of its long-lived assets at the end of 2010 and determined these assets were not fully recoverable. Because the long-lived assets were not fully recoverable, we adjusted their carrying value to their estimated fair value (determined using a discounted cash flow model) which resulted in an impairment charge of $5.9 million. We also evaluated the remaining useful life of the Springbox customer relationships asset, Springbox's primary asset, and determined a revised five year remaining life was appropriate, with the change effective as of January 1, 2011. We did not recognize any impairment charges during 2009.

        Interest Expense.    For 2010, interest expense decreased $4.4 million, or 38%, as compared to 2009. The decrease was due to a reduction in the average amount of debt outstanding during 2010, partially offset by (i) writing off $2.6 million more of deferred loan fees ($2.9 million in 2010 vs. $0.3 million in 2009) and (ii) reclassifying $2.1 million of accumulated losses from accumulated other comprehensive loss to interest expense in connection with retiring all of our debt and terminating our interest rate swaps in April 2010, and subsequently terminating our credit facility.

        Interest Income and Other Expense, net.    For 2010, interest income and other increased $0.3 million as compared to 2009. The increase was principally the result of larger cash balances available for investment and a decrease in other expenses.

        Provision for Income Taxes.    For 2010 and 2009, the provision for income taxes was 39.3% and 42.2%, respectively, of income before income taxes. The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes and certain non-deductible expenses. During 2010, we eliminated two of our US subsidiaries, which resulted in lowering our effective state income tax rate as compared to 2009. For 2011, we expect our effective tax rate will be approximately 40% of income before income taxes.

Results of Operations

2009 vs. 2008

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Year Ended December 31,		% Change	Year Ended December 31,
			2009 vs. 2008
	2009	2008		2009	2008
Revenues	$190,886	$157,081	22%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	71,702	64,443	11	37.6	41.0
Sales and marketing	12,678	8,257	54	6.6	5.3
Research and development	6,257	4,268	47	3.3	2.7
General and administrative	26,446	21,031	26	13.8	13.4
Depreciation and amortization	26,501	21,351	24	13.9	13.6

Total costs and expenses	143,584	119,350	20	75.2	76.0

Income from operations	47,302	37,731	25	24.8	24.0
Other (income) expense:
Interest expense	11,774	12,122	(3)	6.2	7.7
Unrealized loss on warrant	—	1,544	(100)	—	1.0
Interest (income) and other expense, net	85	(586)	(115)	0.1	(0.4)

Income before income taxes	35,443	24,651	44	18.5	15.7
Provision for income taxes	14,942	9,572	56	7.8	6.1

Net income	$20,501	$15,079	36%	10.7%	9.6%

(a)
Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$47,302	$37,731	25%	24.8%	24.0%
Depreciation and amortization	26,501	21,351	24	13.9	13.6
Share-based compensation	3,983	1,177	238	2.1	0.8

Adjusted EBITDA(b)	$77,786	$60,259	29	40.8	38.4

Reconciliation of Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

Net income	$20,501	$15,079	36%	10.7%	9.6%
Amortization of intangibles	11,724	8,607	36	6.1	5.5
Share-based compensation	3,983	1,177	238	2.1	0.8
Write-off of deferred loan fees and loss on interest rate swap termination	266	69	286	0.2	—
Income tax effect of above items	(6,734)	(3,826)	76	(3.5)	(2.5)

Non-GAAP net income(b)	$29,740	$21,106	41	15.6	13.4

(b)
See discussion of Non-GAAP financial measures on a following page.

        Revenues.    For 2009, revenues increased $33.8 million, or 22%, as compared to the same period in the prior year. The increases were $28.4 million and $5.4 million from the video and audio content distribution and the all other segments, respectively. The increase in the video and audio content distribution segment was primarily due to (i) a $28.2 million increase in HD revenue ($59.9 million in 2009 vs. $31.7 million in 2008) driven by an increase in HD deliveries and (ii) a $10.1 million increase in revenue from the October 2008 acquisition of Unicast, partially offset by (iii) a decrease in the number of standard definition ("SD") deliveries and (iv) a $7.2 million decrease in political advertising in 2009 that had occurred in connection with the 2008 national, state and local elections. The $5.4 million increase in the all other segment relates to the addition of Springbox (acquired with Unicast in October 2008), partially offset by a slight decrease in SourceEcreative's ("SourceE") revenues.

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

        Interest Expense.    For 2009, interest expense decreased $0.3 million, or 3%, as compared to the same period in the prior year. The decrease was due to a lower average interest rate partially offset by an increase in the average amount of debt outstanding during the year. The increase in debt was principally associated with $115 million of borrowings in connection with the purchase of Vyvx in June 2008, a portion of which was repaid in connection with scheduled quarterly principal payments and the proceeds from our June 2009 public equity offering. Excluding the amortization of fees and expenses, the weighted-average annual interest rate on our debt was 5.8% at December 31, 2009 versus 9.0% at December 31, 2008.

        Unrealized Loss on Derivative Warrant.    For 2008, the fair value of our Enliven warrant decreased by $1.5 million. The warrant met the definition of a derivative instrument which required changes in its fair value to be recorded in the statement of income. In connection with the October 2008 acquisition of Enliven, our Enliven warrant was effectively canceled.

        Interest Income and Other Expense, net.    For 2009, interest income and other decreased $0.7 million as compared to the same period in the prior year. The decrease was the result of a decrease in the average interest rate on invested cash, lower amounts of cash on hand and an increase in other expense.

        Provision for Income Taxes.    For 2009 and 2008 the provision for income taxes was 42% and 39%, respectively, of income before income taxes. The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes and certain non-deductible expenses. The majority of the increase in the effective rate for 2009 relates to executive compensation which is not expected to be deductible. In 2009, we received a tax benefit for certain foreign losses which are not expected to occur in the future. Accordingly, we expected our effective tax rate would increase to about 44% of income before income taxes.

Non-GAAP Financial Measures

        In addition to providing financial measurements based on generally accepted accounting principles in the United States of America ("GAAP"), we have historically provided additional financial measures that are not prepared in accordance with GAAP ("non-GAAP"). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our past performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. Our management uses these non-GAAP measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in its financial and operational decision-making. There are limitations associated with reliance on these non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies' financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies while also gaining a better understanding of our operating performance as evaluated by management.

        We define "Adjusted EBITDA" as net income, before interest, taxes, depreciation and amortization, share-based compensation, restructuring / impairment charges and benefits, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

        Adjusted EBITDA eliminates items that are either not part of our core operations, such as gains and losses from derivative instruments, and net interest expense, or do not require a cash outlay, such as share-based compensation or impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs, and may not be indicative of current or future capital expenditures.

        We define "non-GAAP net income" as net income before amortization of intangible assets, impairment charges and share-based compensation expense. Non-GAAP net income also excludes the one-time charges related to the early payoff of all outstanding indebtedness, specifically the loss recognized to terminate interest rate swap agreements and write-off of deferred loan fees. All amounts excluded from non-GAAP net income are reported net of the tax benefit these expenses provide.

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

 Financial Condition

        The following table sets forth certain of our major balance sheet accounts as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$73,409	$33,870
Accounts receivable, net	64,099	51,309
Property and equipment, net	39,461	41,520
Deferred income taxes, net	14,729	28,066
Goodwill and intangible assets, net	324,353	317,188
Liabilities:
Accounts payable and accrued liabilities	17,685	21,878
Debt	—	102,462
Stockholders' equity	496,912	347,166

        Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The increase in cash and cash equivalents primarily relates to (i) cash generated from operating activities ($84.4 million) and (ii) cash raised in a public equity offering ($107.9 million) in excess of (iii) cash used to pay off all of our debt ($102.5 million), (iv) cash used to acquire Match Point ($27.5 million) and (v) cash used to repurchase some of our shares ($13.1 million).

        Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 78 and 82 days at December 31, 2010 and 2009, respectively.

        Property and equipment tends to increase when we make significant improvements to our equipment, an expansion of our network or capitalized software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2010 and 2009, purchases of property and equipment were $8.5 million and $7.0 million, respectively. For 2010 and 2009, capitalized costs of developing software were $5.0 million and $7.0 million, respectively.

        Goodwill and intangible assets increased during 2010 as a result of our acquisition of Match Point ($25.7 million), partially offset by normal amortization expense ($12.6 million) and recording an impairment charge related to our Springbox unit ($5.9 million).

        Accounts payable and accrued liabilities decreased $4.2 million during 2010. The decrease primarily relates to the timing of payments and payments on capital lease obligations.

        Debt decreased $102.5 million during 2010 due to using a portion of the proceeds from our April 2010 equity offering to retire all of our outstanding debt.

        Stockholders' equity increased $149.7 million during 2010. The increase primarily relates to (i) receiving $107.9 million of net proceeds from our April 2010 equity offering, (ii) reporting net income of $41.6 million, (iii) the exercise of stock options and warrants of $7.8 million, and (iv) recording share-based compensation expense of $4.8 million, partially offset by the purchase of $13.1 million of our common stock.

 Liquidity and Capital Resources

Cash Flows

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$41,569	$20,501	$15,079
Depreciation and amortization	29,992	26,501	21,351
Impairment of Springbox unit	5,866	—	—
Deferred income taxes and other	15,856	16,649	11,720
Changes in operating assets and liabilities, net	(8,925)	(13,270)	(6,770)

Total	84,358	50,381	41,380

Investing activities:
Purchases of property and equipment	(8,498)	(6,966)	(12,384)
Capitalized costs of developing software	(4,961)	(6,950)	(5,661)
Other	81	—	7
Acquisitions, net of cash acquired	(27,501)	—	(136,692)

Total	(40,879)	(13,916)	(154,730)

Financing activities:
Proceeds from issuance of common stock, net of costs	115,863	53,203	206
Purchase of treasury stock and other	(13,656)	—	—
Borrowings (repayments) of debt, net	(106,183)	(72,911)	120,218

Total	(3,976)	(19,708)	120,424

Effect of exchange rate changes on cash	36	(67)	5
Net increase in cash and cash equivalents	39,539	16,690	7,079
Cash and cash equivalents at beginning of year	33,870	17,180	10,101

Cash and cash equivalents at end of year	$73,409	$33,870	$17,180

        We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes. In 2010, we generated $84.4 million in cash from operating activities as compared to $50.4 million in 2009 and $41.4 million in 2008. The increases are largely driven by our improved operating results.

        Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During the last three fiscal years, we have acquired three businesses, one of which we first made a strategic investment in before acquiring the entire business.

        Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchase of treasury stock.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash on hand,

  •
  cash generated from operating activities,

  •
  borrowings from any new credit facility, and

  •
  the issuance of equity securities.

        As of December 31, 2010, we had $73.4 million of cash on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

        We have the ability to issue equity instruments. As of December 31, 2010, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $100 million of preferred stock.

        In April 2010, we issued 3.65 million shares of our common stock under a shelf registration statement that resulted in us receiving approximately $108 million of net proceeds. We used a portion of the proceeds to repay all of our outstanding debt. We are also currently seeking a credit facility that may be used in connection with potential acquisitions.

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

        During 2011, we expect we will:

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

        Business Combinations.    We account for business combinations under the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of consideration transferred over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions regarding expected future cash flows of the acquired entity. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and trade names, and the period over which these assets are amortized. Further, we sometimes agree to contingent consideration arrangements based on the acquired entity's future operating results. Valuing contingent consideration obligations requires us to make significant estimates about future results.

        Goodwill.    We have three reporting units; video and audio content distribution ("ADS"), SourceEcreative ("SourceE") and Springbox. These reporting units are also operating segments. Only the ADS and SourceE reporting units have goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including market capitalization. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate used reflects our weighted-average cost of capital. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

        We did not recognize a goodwill impairment loss for 2010, 2009 or 2008. At December 31, 2010, the fair value of the ADS and SourceE reporting units exceeded their carrying value by approximately 75% and 900%, respectively.

        Future impairment charges, while not presently anticipated or foreseen, could occur if future net cash flows from these reporting units were to decline significantly. Future net cash flows are impacted by a variety of factors including revenues, operating margins and income taxes.

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to acquired identifiable intangible assets, such as customer relationships and trade names, and property and equipment including capitalized internally-developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, an impairment test is employed based on whether the intent is to hold the asset for continued use or hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of projected undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. Fair value is determined using a discounted cash flow model. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We also evaluate the estimated useful life of long-lived assets reviewed for impairment. In 2010, we recognized an impairment charge of $5.9 million, primarily related to the customer relationships at our Springbox unit. See Note 11 of our consolidated financial statements. For the years ended December 31, 2009 and 2008, we did not recognize any impairment losses related to long-lived assets.

        Income Taxes.    Deferred taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal and state income tax purposes. We have both deferred tax assets and deferred tax liabilities, which are shown on a net current and net non-current basis on the accompanying consolidated balance sheets. Deferred tax assets relate primarily to net operating loss ("NOL") carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not likely. Significant judgment is required in making these assessments, which generally relate to whether an acquired operation will generate future taxable income. We did not recognize any write-offs of deferred tax assets for the years ended December 31, 2010, 2009 or 2008, nor do we presently foresee any such write-offs.

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

        Our services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Shipping and handling costs are included in costs of revenue.

        We offer an online advertising campaign management and deployment product. This product allows publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

        Our services revenue includes access rights. For an agreed upon fee, we provide certain of our customers with access to our digital distribution network for a stated period. Using our network, these customers are able to deliver a variety of programming content to their intended destinations. Access rights revenue is recognized ratably over the access period. We also charge fees to monitor our network on behalf of our customers. The monitoring fees are recognized ratably over the monitoring period.

        We sell monthly, quarterly, semi-annual and annual subscriptions to access our online creative research database. We recognize revenue ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

        We have a creative services group that builds content to a format specified by our customers. We charge fees for these services based on the time incurred and materials used to complete the project. Revenue related to retainers is recognized ratably over the retainer term. Certain project revenue is recognized on a completed-contract basis. For projects where we can reasonably estimate the total project costs and the portion of the entire project complete at any point, we use the proportional performance method for recognizing revenue. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

Recently Adopted and Recently Issued Accounting Guidance

        See Recently Adopted and Recently Issued Accounting Guidance in Note 2 to our consolidated financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations at December 31, 2010 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Operating leases	$24,080	$6,222	$7,563	$4,958	$5,337
Employment contracts	6,001	3,165	1,961	875	—
Unconditional purchase obligations	13,578	6,157	7,421	—	—

Total contractual obligations	$43,659	$15,544	$16,945	$5,833	$5,337

Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to five years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2010, 2009 and 2008, rent expense, net of sublease rentals, for all operating leases amounted to $6.2 million, $6.5 million and $5.0 million, respectively.

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

        We are using the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting. Based on our assessment, we have concluded our internal control over financial reporting was effective as of December 31, 2010.

        Our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young's report on our internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting

        During the three months ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of DG FastChannel, Inc.

        We have audited DG FastChannel, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, DG FastChannel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DG FastChannel, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
March 1, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        Information concerning this item is incorporated herein by reference to the information under the headings "Corporate Governance", "Board of Directors and Committees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 11.    Executive Compensation.

        The information concerning this item is incorporated by reference to the information under the headings "Management Compensation," "Compensation of Directors," and "Corporate Governance," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning this item is incorporated by reference to the information under the heading "Principal Stockholders and Management Ownership" and "Equity Compensation Plan Information," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning this item is incorporated by reference to the information under the heading "Certain Transactions," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 14.    Principal Accounting Fees and Services.

        The information concerning this item is incorporated by reference to the information under the heading "Independent Registered Public Accounting Firm Fees," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.

(a)(2)    See Schedule II-Valuation and Qualifying Accounts on page S-1.

(a)(3)    See Exhibit Index on page 56 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: March 1, 2011	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board of Directors and Chief Executive Officer

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

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2011
/s/ NEIL H. NGUYEN Neil H. Nguyen	President, Chief Operating Officer and Director	March 1, 2011
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2011
/s/ WILLIAM DONNER William Donner	Director	March 1, 2011
/s/ DAVID M. KANTOR David M. Kantor	Director	March 1, 2011

Name	Title	Date

/s/ LISA C. GALLAGHER Lisa C. Gallagher	Director	March 1, 2011
/s/ KEVIN C. HOWE Kevin C. Howe	Director	March 1, 2011
/s/ ANTHONY J. LEVECCHIO Anthony J. LeVecchio	Director	March 1, 2011
/s/ JOHN R. HARRIS John R. Harris	Director	March 1, 2011

DG FASTCHANNEL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of DG FastChannel, Inc.

        We have audited the accompanying consolidated balance sheets of DG FastChannel, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DG FastChannel, Inc. and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
March 1, 2011

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2010	December 31, 2009
Assets
CURRENT ASSETS:
Cash and cash equivalents	$73,409	$33,870
Accounts receivable (less allowances of $2,503 in 2010 and $2,116 in 2009)	64,099	51,309
Deferred income taxes	1,955	2,778
Other current assets	2,626	1,749

Total current assets	142,089	89,706
Property and equipment, net	39,461	41,520
Goodwill	226,257	214,777
Deferred income taxes, net of current portion	12,774	25,288
Intangible assets, net	98,096	102,411
Other non-current assets	1,327	4,590

Total assets	$520,004	$478,292

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$6,546	$8,415
Accrued liabilities	11,139	13,463
Deferred revenue	1,450	2,178
Current portion of long-term debt	—	21,500

Total current liabilities	19,135	45,556
Deferred revenue, net of current portion	—	28
Long-term debt, net of current portion	—	80,962
Other non-current liabilities	3,957	4,580

Total liabilities	23,092	131,126

Commitments and contingencies (note 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,579 issued and 27,922 outstanding at December 31, 2010; 24,045 issued and 23,989 outstanding at December 31, 2009	29	24
Additional capital	614,705	494,783
Accumulated deficit	(103,796)	(145,365)
Accumulated other comprehensive loss	(25)	(1,423)
Treasury stock, at cost—657 and 56 shares, respectively	(14,001)	(853)

Total stockholders' equity	496,912	347,166

Total liabilities and stockholders' equity	$520,004	$478,292

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Video and audio content distribution	$235,751	$177,306	$148,891
Other	11,777	13,580	8,190

Total revenues	247,528	190,886	157,081

Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	72,385	65,329	61,726
Other	5,778	6,373	2,717

Total cost of revenues	78,163	71,702	64,443

Operating expenses:
Sales and marketing	13,534	12,678	8,257
Research and development	10,601	6,257	4,268
General and administrative	33,758	26,446	21,031
Depreciation and amortization	29,992	26,501	21,351
Impairment of Springbox unit	5,866	—	—

Total operating expenses	93,751	71,882	54,907

Income from operations	75,614	47,302	37,731
Other expense:
Interest expense	7,350	11,774	12,122
Unrealized loss on derivative warrant investment	—	—	1,544
Interest (income) and other expense, net	(223)	85	(586)

Income before income taxes	68,487	35,443	24,651
Provision for income taxes	26,918	14,942	9,572

Net income	$41,569	$20,501	$15,079

Earnings per common share:
Basic	$1.52	$0.90	$0.81
Diluted	$1.50	$0.88	$0.79
Weighted average common shares outstanding:
Basic	27,226	22,572	18,642
Diluted	27,570	23,091	19,073

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2007	17,963	$18	(56)	$(853)	$368,488	$5,421	$(180,945)	$192,129
Common stock issued on exercise of stock options	11	—	—	—	128	—	—	128
Common stock issued to acquire Enliven, including stock options, warrants and an estimated earnout, net of costs	2,951	3	—	—	68,099	—	—	68,102
Common stock issued under employee stock purchase plan	5	—	—	—	87	—	—	87
Share-based compensation	—	—	—	—	1,177	—	—	1,177
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	5	—	5
Unrealized loss on interest rate swaps (net of tax benefit of $1,179)	—	—	—	—	—	(1,769)	—	(1,769)
Reverse unrealized gain on long-term investment in Enliven upon acquisition (net of tax benefit of $3,409)	—	—	—	—	—	(5,420)	—	(5,420)
Net income	—	—	—	—	—	—	15,079	15,079

Total comprehensive income								7,895

Balance at December 31, 2008	20,930	21	(56)	(853)	437,979	(1,763)	(165,866)	269,518
Common stock issued in equity offering, net of costs	2,875	3	—	—	52,484	—	—	52,487
Common stock issued on exercise of stock options and warrants	137	—	—	—	1,479	—	—	1,479
Common stock issued in connection with Enliven earnout	13	—	—	—	—	—	—	—
Adjustment to Enliven earnout	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	9	—	—	—	130	—	—	130
Common stock issued on vesting of restricted stock	7	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(890)	—	—	(890)
Share-based compensation	—	—	—	—	3,983	—	—	3,983
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(67)	—	(67)
Unrealized gain on interest rate swaps (net of tax expense of $276)	—	—	—	—	—	407	—	407
Net income	—	—	—	—	—	—	20,501	20,501

Total comprehensive income								20,841

Balance at December 31, 2009	24,045	24	(56)	(853)	494,783	(1,423)	(145,365)	347,166
Common stock issued in equity offering, net of costs	3,651	4	—	—	107,913	—	—	107,917
Common stock issued on exercise of stock options and warrants	753	1	—	—	7,817	—	—	7,818
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	5	—	—	—	128	—	—	128
Common stock issued on vesting of restricted stock	10	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,620)	—	—	(1,620)
Tax benefit from exercise of non-qualified stock options and vesting of restricted stock	—	—	—	—	879	—	—	879
Purchase of treasury stock	—	—	(601)	(13,148)	—	—	—	(13,148)
Share-based compensation	—	—	—	—	4,805	—	—	4,805
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	36	—	36
Reclassification of unrealized loss on interest rate swaps (net of tax benefit of $903)	—	—	—	—	—	1,362	—	1,362
Net income	—	—	—	—	—	—	41,569	41,569

Total comprehensive income								42,967

Balance at December 31, 2010	28,579	$29	(657)	$(14,001)	$614,705	$(25)	$(103,796)	$496,912

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$41,569	$20,501	$15,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	17,404	14,777	12,744
Amortization of intangibles	12,588	11,724	8,607
Impairment of Springbox unit	5,866	—	—
Unrealized loss on derivative warrant investment	—	—	1,544
Deferred income taxes	12,434	12,066	8,108
Excess tax benefits of share-based compensation	(1,112)	—	—
Provision for accounts receivable losses	388	549	886
Share-based compensation	4,805	3,983	1,177
Loss on disposal of property and equipment	16	51	5
Other	(675)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,799)	(8,887)	(10,343)
Other assets	3,162	2,021	4,129
Accounts payable and other liabilities	(532)	(6,126)	118
Deferred revenue	(756)	(278)	(674)

Net cash provided by operating activities	84,358	50,381	41,380

Cash flows from investing activities:
Purchases of property and equipment	(8,498)	(6,966)	(12,384)
Capitalized costs of developing software	(4,961)	(6,950)	(5,661)
Proceeds from sale of property and equipment	81	—	7
Acquisitions, net of cash acquired	(27,501)	—	(136,692)

Net cash used in investing activities	(40,879)	(13,916)	(154,730)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	115,863	53,203	206
Purchase of treasury stock	(13,148)	—	—
Payment of tax withholding obligation in exchange for shares tendered	(1,620)	—	—
Excess tax benefits of share-based compensation	1,112	—	—
Borrowings under long-term debt, net of costs	—	57,764	177,274
Repayment of capital lease obligations	(3,721)	—	—
Repayments of long-term debt	(102,462)	(130,675)	(57,056)

Net cash provided by (used in) financing activities	(3,976)	(19,708)	120,424

Effect of exchange rate changes on cash and cash equivalents	36	(67)	5
Net increase in cash and cash equivalents	39,539	16,690	7,079
Cash and cash equivalents at beginning of year	33,870	17,180	10,101

Cash and cash equivalents at end of year	$73,409	$33,870	$17,180

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,958	$10,098	$9,295
Cash paid for income taxes	$13,173	$1,375	$837
Non-cash financing and investing activities:
Non-cash component of purchase price to acquire businesses	$1,602	$—	$68,102
Capital lease obligations incurred to purchase equipment	$1,162	$4,451	$—

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        DG FastChannel, Inc. and subsidiaries (the "Company") is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate three nationwide digital networks out of our network operation centers ("NOCs") located in Irving, Texas; Roswell, Georgia and Jersey City, New Jersey, which link more than 5,000 advertisers, advertising agencies and content owners with more than 29,000 television, radio, cable, print and web publishing destinations electronically throughout the United States, Canada, and Europe. We also offer a variety of other ancillary products and services to the advertising industry.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts and credit memo reserves, intangible assets, office closure exit costs, contingent consideration and income taxes. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        On or about June 1, 2008, we made the decision to upgrade our existing spot boxes with next generation spot boxes, which have greater storage capacity, faster processing speeds, and can accommodate multiple, simultaneous satellite feeds. The replacement was substantially complete as of October 31, 2008. As a result, we shortened the estimated remaining useful life of our then existing spot boxes and recorded additional depreciation expense of $2.3 million from June 1 through October 31, 2008, which reduced net income and diluted earnings per share by $1.4 million and $0.07, respectively.

        As discussed below under Property and Equipment, effective October 1, 2008, we changed our assumptions relating to the estimated useful lives of capital assets, but excluding capital assets obtained in the purchase of a business. As a result, we recorded additional depreciation expense of $0.4 million in the fourth quarter of 2008, which reduced net income and diluted earnings per share by $0.2 million and $0.01, respectively.

        Effective January 1, 2010, we shortened the estimated remaining useful life of the Pathfire customer relationships intangible asset from about 18 years to 7 years. As a result, we recorded additional amortization expense of $0.3 million during 2010, which reduced net income and diluted earnings per share by $0.2 million and $0.01, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In the second half of 2010, we shortened the estimated remaining useful life of certain internally developed software assets from 13 months to six months. As a result, we recorded additional depreciation expense of $1.3 million during 2010, which reduced net income and diluted earnings per share by $0.7 million and $0.03, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States. As of December 31, 2010 and 2009, cash equivalents consisted primarily of U.S. money market funds and overnight investments in U.S. money market funds.

Accounts Receivable and Allowances

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less allowances for doubtful accounts and credit memos. We maintain allowances for doubtful accounts and credit memos on an aggregate basis at a level we consider sufficient to cover estimated losses in the collection of our accounts receivable and credit memos expected to be issued. The allowance for doubtful accounts is based primarily upon historical credit loss experience by aging category, with consideration given to current economic conditions and trends, the collectability of specific customer accounts and customer concentrations. We charge off accounts receivable after reasonable collection efforts are made.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. Amortization of capital leases is included in depreciation expense. As a result of our periodic review of our estimates, effective October 1, 2008, we changed our assumptions relating to the estimated useful lives of capital assets, but excluding capital assets obtained in the purchase of a business. The revised estimated useful lives are principally as follows:

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

Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are depreciated over the estimated useful life, which is generally three years.

        Depreciation of capitalized software development costs for the years ended December 31, 2010, 2009 and 2008 was $7.5 million, $4.1 million and $2.8 million, respectively. The net book value of capitalized software development costs were $10.5 million and $13.0 million as of December 31, 2010 and 2009, respectively.

Derivative Financial Instruments

        We sometimes use derivative financial instruments to manage certain business risks. Specifically, we have entered into interest rate swaps to eliminate the variability in interest payment cash flows associated with variable interest rates. The swaps, in effect, convert variable rates of interest into fixed rates of interest. Certain of our swaps were designated and qualified for cash flow hedge accounting. For swaps qualifying for cash flow hedge accounting, at each balance sheet date the fair values of the swaps are recorded on the balance sheet with the offsetting entry recorded in accumulated other comprehensive loss to the extent the hedges are considered highly effective. Any ineffectiveness is recorded in interest expense in the consolidated statements of income. For swaps not designated and qualifying for cash flow hedge accounting, at each balance sheet date the fair values of the swaps are recorded on the balance sheet with the offsetting entry recorded in interest expense. At December 31, 2010, we did not have any interest rate swaps.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill. We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting units' goodwill exceeds its implied fair value.

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

        If we determine the carrying value of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting our weighted average cost of capital and the risks associated with the projected cash flows. In 2010, we determined that our Springbox unit was impaired. See Note 11.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from five to twelve years. See Note 6.

Deferred Revenue

        Deferred revenue represents payments by customers for (i) network access, (ii) maintenance or subscription contracts and (iii) membership fees, in advance of when the service is provided and the related revenue is recognized. Deferred revenue consists of the following (in thousands):

	December 31,
	2010	2009
Deferred network access and maintenance fees	$118	$1,276
Deferred subscription and membership fees	1,279	1,191
Progress billings not yet recognized as revenue	90	300

Subtotal	1,487	2,767
Less amounts not yet collected	(37)	(561)

Net deferred revenue	1,450	2,206
Less current portion	(1,450)	(2,178)

Deferred revenue, net of current portion	$—	$28

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

        Our services revenue from the digital distribution of video and audio advertising content generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Shipping and handling costs are included in costs of revenue.

        We offer an online advertising campaign management and deployment product. This product allows publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

        Our services revenue includes access rights. For an agreed upon fee, we provide certain of our customers with access to our digital distribution network for a stated period. Using our network, these customers are able to deliver a variety of programming content to their intended destinations. Access rights revenue is recognized ratably over the access period. We also charge fees to monitor our network on behalf of our customers. The monitoring fees are recognized ratably over the monitoring period.

        We sell monthly, quarterly, semi-annual and annual subscriptions to access our online creative research database. We recognize revenue ratably over the subscription period.

        Media production and duplication includes a variety of ancillary services such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

        We have a creative services group that builds content to a format specified by our customers. We charge fees for these services based on the time incurred and materials used to complete the project. Revenue related to retainers is recognized ratably over the retainer term. Certain project revenue is recognized on a completed-contract basis. For projects where we can reasonably estimate the total

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

project costs and the portion of the entire project complete at any point, we use the proportional performance method for recognizing revenue. Under the proportional performance method, revenue is recognized based on the level of effort incurred to date compared to the total estimated level of effort required for the entire project.

Income Taxes

        We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The tax balances and income tax expense recognized by us are based on our interpretation of the tax statutes of multiple jurisdictions and judgment. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

        We include interest related to tax issues as part of income tax expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Share-Based Payments

        From time to time the compensation committee of our board of directors authorizes the issuance of restricted stock and stock options to our employees and directors. The committee approves grants only out of shares previously authorized by our stockholders.

        We recognize compensation expense based on the estimated fair value of the share-based payments. The fair value of restricted stock is based on the closing price of our common stock the day prior to the date of grant. The fair values of stock options are calculated using the Black-Scholes option pricing model. Share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. We recognized $4.8 million, $4.0 million and $1.2 million in share-based compensation expense related to employee stock options and grants of restricted stock in the years ended December 31, 2010, 2009 and 2008, respectively.

Business Combinations

        Business combinations are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in our results of operations from the date of acquisition. See Note 3 for additional information.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Financial Instruments and Concentration of Credit Risk

        Financial instruments that could subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, our cash is held at large financial institutions and our cash equivalents consist of highly liquid money market funds. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We believe that a concentration of credit risk related to our video and audio content distribution accounts receivable is limited because our customers are geographically dispersed and the end users are diversified across several industries. Our receivables are principally from advertising agencies, direct advertisers, and syndicated programmers. Our receivables and related revenues are not contingent on our customers' sales or collections.

        We believe the carrying values of our accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of our debt under the senior credit facility was estimated to approximate fair value based on (i) the recentness of entering into, or amending, the facility, (ii) the interest rates charged under the facility varying with market interest rates and (iii) the interest rate spreads charged fluctuating with our creditworthiness as determined by our total leverage ratio. The carrying values of our interest rate swaps were recorded at fair value based on quoted LIBOR interest rates. As of December 31, 2010, we did not have any outstanding debt or interest rate swaps. See Notes 8 and 9.

Recently Adopted and Recently Issued Accounting Guidance

  Adopted

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

  Issued

        In December 2010, the FASB issued ASU 2010-29 which will change the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements will not affect our financial position, results of operations or cash flows.

        In October 2009, the FASB issued changes to revenue arrangements with multiple deliverables in ASU 2009-13. The new standard is included in the ASC under subtopic 605-25 and modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard will be effective for us beginning January 1, 2011. We do not expect the adoption of ASU 2009-13 will have a material impact on our financial position, results of operations or cash flows.

3. Acquisitions

        Over the last three years, we acquired or merged with three businesses in the media services industries. The objective of each transaction was to expand our digital distribution network, customer base and/or product offerings. For each transaction, we were able to eliminate significant operating costs from the acquired business, or the acquisition created opportunities for the acquired entity to sell its services into our existing customer base. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
Match Point	October 1, 2010	$27.7	Cash
Enliven	October 2, 2008	74.6	Stock
Vyvx	June 5, 2008	135.4	Cash

        Each of the transactions has been included in our results of operations since the date of closing. In each acquisition the excess of the purchase price over the fair value of net identifiable assets acquired has been allocated to goodwill. A brief description of each transaction is as follows:

  Match Point

        On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $27.7 million in cash, which includes $1.0 million paid into escrow related to a potential earnout obligation. Depending on Match Point's future revenues, we may be required to pay from zero to as much as $3.0 million under the earnout obligation. The earnout has been recorded at its estimated fair value ($2.6 million), less the amount paid into escrow. Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our video and audio content distribution segment. The purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. Presently, we allocated $8.7 million to

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

customer relationships and $3.8 million to noncompetition agreements. The intangible assets are being amortized over a weighted average term of 10 years and 5 years, respectively. The goodwill and intangible assets created in the acquisition are deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment. We recognized $4.9 million and $0.7 million of revenue and income before income taxes, respectively, from Match Point in our 2010 consolidated results of operations. The acquired assets included $3.0 million of gross receivables which we recognized at their estimated fair value of $2.4 million. The Match Point purchase price allocation is preliminary pending further review and analysis of intangible asset valuations.

  Enliven

        On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock we did not previously own (see Note 4) in exchange for 2.9 million shares of our common stock. In the aggregate, including shares of Enliven previously held and shares issued, the total purchase price was $74.6 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm. The purchase price has been allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. We allocated $14.5 million to customer relationships, $1.5 million to trade names, and $1.4 million to developed technology. The intangible assets are being amortized over a weighted average term of 15 years, 10 years and 5 years, respectively. The goodwill and intangible assets created in the acquisition are not deductible for tax purposes. The goodwill created in the acquisition has been allocated to the video and audio content distribution segment. See Note 11.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the respective dates of acquisition for the above referenced transactions. The purchase price allocations are as follows (in millions):

Category	Match Point	Enliven	Vyvx
Current assets	$2.8	$6.5	$2.9
Property and equipment	0.8	2.8	2.5
Other non-current assets	—	33.1	0.3
Customer relationships	8.7	14.5	53.9
Trade names	1.7	1.5	—
Noncompetition agreement	3.8	—	—
Other intangibles	—	1.4	0.1
Goodwill	11.5	32.9	79.3

Total assets acquired	29.3	92.7	139.0
Less liabilities assumed	(1.6)	(18.1)	(3.6)

Net assets acquired	$27.7	$74.6	$135.4

Exit Costs Related to Acquisitions

        In connection with our acquisitions and related purchase price allocations, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations. Below is a rollforward of exit costs from December 31, 2007 to December 31, 2010 (in millions):

	Balance at December 31, 2007	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2008	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2009	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2010
Point.360:
Office closures	$0.7	$0.1	$(0.8)	$—	$—	$—	$—	$—	$—	$—
Vyvx:
Office closures	—	3.3	(0.1)	3.2	—	(0.6)	2.6	—	(1.0)	1.6
Employee severance	—	0.1	—	0.1	—	(0.1)	—	—	—	—
Enliven:
Employee severance	—	1.4	(1.3)	0.1	0.3	(0.3)	0.1	—	(0.1)	—
Unfavorable contract	—	0.5	—	0.5	—	—	0.5	—	—	0.5

Total	$0.7	$5.4	$(2.2)	$3.9	$0.3	$(1.0)	$3.2	$—	$(1.1)	$2.1

        We are attempting to negotiate lease buyouts or enter into sublease arrangements with respect to certain office leases. The 2008 adjustment to the Point.360 office closure accrual of $0.1 million was recorded as an adjustment to the cost of acquiring Point.360. The 2009 adjustment to the Enliven employee severance accrual of $0.3 million was recorded in general and administrative expense in the statement of income.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Pro Forma Information

        The following pro forma information presents our results of operations as if the Match Point acquisition had occurred at the beginning of each of the following periods (in thousands, except per share amounts). A table of actual amounts is provided for reference.

	As Reported		Unaudited Pro Forma
	Years Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009
Revenue	$247,528	$190,886	$261,762	$210,284
Net income	41,569	20,501	42,360	20,917
Earnings per common share:
Basic	$1.52	$0.90	$1.54	$0.91
Diluted	$1.50	$0.88	$1.52	$0.89

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment were as follows (in thousands):

	December 31,
	2010	2009
Network equipment	$37,986	$34,098
Internally developed software costs	29,186	24,225
Machinery and equipment	14,951	13,016
Purchased software	6,694	5,688
Computer equipment	4,922	4,745
Leasehold improvements	3,398	3,315
Furniture and fixtures	1,615	1,453

	98,752	86,540
Less accumulated depreciation and amortization	(59,291)	(45,020)

	$39,461	$41,520

6. Intangible Assets

        Changes in the carrying value of goodwill by reporting unit for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Video and Audio Content Distribution	SourceEcreative	Total
Balance at December 31, 2008	$244,736	$1,998	$246,734
Finalize Vyvx acquisition	854	—	854
Finalize Enliven acquisition	(32,811)	—	(32,811)

Balance at December 31, 2009	212,779	1,998	214,777
Goodwill acquired in Match Point acquisition	11,480	—	11,480

Balance at December 31, 2010	$224,259	$1,998	$226,257

        During 2009, we completed an Internal Revenue Code Section 382 study related to the Enliven acquisition. As a result, we recognized $32.8 million of deferred tax assets, primarily net operating loss carryforwards ("NOLs"). See further discussion at Note 10.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangible Assets (Continued)

        Intangible assets were as follows (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2010
Customer relationships	10.6	$121,843	$(39,395)	$82,448
Trade name	14.3	18,894	(7,795)	11,099
Developed technology	5.2	1,610	(756)	854
Noncompetition agreements	5.0	4,130	(435)	3,695

Total intangible assets	10.9	$146,477	$(48,381)	$98,096

December 31, 2009
Customer relationships	12.3	$113,183	$(22,852)	$90,331
Trade name	15.1	17,194	(6,454)	10,740
Developed technology	5.2	1,610	(438)	1,172
Noncompetition agreements	4.7	350	(182)	168

Total intangible assets	12.6	$132,337	$(29,926)	$102,411

        Intangible assets are stated at their estimated fair value at the date of acquisition, net of any impairment losses recognized and accumulated amortization. Intangible assets are amortized using the straight-line method. Net intangibles assets decreased during 2010 as a result of normal amortization and a $5.9 million decrease in customer relationships as a result of an impairment of our Springbox unit (see Note 11), partially offset by our purchase of Match Point (see Note 3). Amortization expense related to intangible assets totaled $12.6 million, $11.7 million and $8.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization of our intangible assets as of December 31, 2010 is as follows (in thousands):

2011	$14,368
2012	13,751
2013	12,662
2014	12,167
2015	11,715
Thereafter	33,433

$98,096

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Employee compensation	$5,542	$3,875
Vendor financed equipment purchase	—	3,404
Taxes payable	2,675	1,869
Acquisition exit costs (office closures)	484	1,081
Interest payable	—	993
Other	2,438	2,241

	$11,139	$13,463

        Other non-current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Interest rate swaps	$—	$2,430
Match Point earnout (Note 9)	1,602	—
Acquisition exit costs (office closures)	1,164	1,559
Other	1,191	591

	$3,957	$4,580

8. Debt

        Our debt is summarized as follows (in thousands):

	December 31,
	2010	2009
Term loans	$—	$62,170
Acquisition loans	—	40,292
Revolving credit facility	—	—

Subtotal	—	102,462
Less current portion	—	(21,500)

Long-term portion	$—	$80,962

  Senior Credit Facility

        In March 2008, we entered into a six-year, $145 million credit facility (the "Senior Credit Facility"). In March 2009, the Senior Credit Facility was amended to permit $40 million of additional term loan borrowings. The Senior Credit Facility, as amended, contained term loans, acquisition loans and a $30 million revolving credit facility. Borrowings under the Senior Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio. At December 31, 2009, borrowings under the Senior Credit Facility bore interest at a weighted

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

average annual interest rate of 5.8%, excluding the amortization of fees and expenses. In August 2010, we terminated the Senior Credit Facility.

  Debt Repayment and Termination of Facility and Interest Rate Swaps

        In April 2010, we issued 3.7 million shares of our common stock in a public equity offering that raised $108 million in net proceeds and used $97 million of the proceeds to retire all of our outstanding debt. We used another $2.7 million of the proceeds to terminate our interest rate swaps, including accrued interest. As noted above, in August 2010, we terminated the Senior Credit Facility. In connection with our debt repayment and termination of the facility, we wrote off $2.9 million of deferred loan fees to interest expense and reclassified $2.1 million of accumulated interest rate swap losses from accumulated other comprehensive loss (a balance sheet account) to interest expense.

  Interest Rate Swaps

        During 2009 and 2008, we entered into three interest rate swap agreements ("Swaps") with an aggregate notional amount of $87.5 million with certain of our lenders which were designated and initially qualified as cash flow hedging instruments. During the fourth quarter of 2009, one of our Swaps with a $30 million notional amount failed to satisfy all of the hedging criteria to qualify as a cash flow hedging instrument. The accumulated loss associated with this Swap ($0.2 million) was reclassified from accumulated other comprehensive loss ("AOCL") and recognized as interest expense. In April 2010 we terminated all our Swaps in connection with the repayment of all our outstanding debt. The accumulated loss associated with the other two swaps ($2.1 million) was reclassified from AOCL and recognized as interest expense.

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

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        Our Swaps were as follows (dollars in thousands):

	December 31, 2010	December 31, 2009
Notional amounts	$—	$87,500
Weighted average pay rates	—	6.12%
Weighted average receive rates	—	3.42%
Weighted average maturity (in years)	—	1.55
Fair value of interest rate swaps recorded in other non-current liabilities:
Designated and qualifying as hedging instruments	$—	$2,265
Not designated and qualifying as hedging instruments	—	165

Total	$—	$2,430

        Below is a summary of the amounts of gains and losses related to derivative instruments qualifying as hedging relationships during 2010 and 2009 (in thousands):

Years Ended December 31,
	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)			Amount of Loss Reclassified from AOCL into Income (Effective Portion)			Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
			Location of Loss Reclassified from AOCL into Income (Effective Portion)
						Location of Gain (Loss) Recognized in Income (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$162	$683	Interest expense	$(567)	$(1,869)	Interest expense	$—	$—

Previous Credit Facility

        In June 2008, we entered into a two-year $65 million subordinated unsecured term loan (the "Bridge Loan"). The Bridge Loan initially bore interest at 11.0% per annum, and increased 50 basis points per month beginning in the third month to a maximum annual rate of 15.0%. The Bridge Loan was estimated to have a periodic interest cost of 13.3% per annum based upon the expected term of one-year, excluding the amortization of fees and expenses. In March 2009, we used (i) $40 million of additional term loan borrowings, (ii) $20 million of revolving credit facility borrowings and (iii) $5 million of cash on hand, to retire the Bridge Loan.

9. Fair Value Measurements

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

        We have classified our assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

        The tables below set forth by level, assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$36,537	$—	$—	$36,537
Equity securities—restricted stock	—	300	—	300
Put/call option on equity securities	—	200	—	200

Total	$36,537	$500	$—	$37,037

Liabilities:
Match Point earnout	$—	$—	$1,602	$1,602

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$29,750	$—	$—	$29,750

Liabilities:
Interest rate swaps	$—	$2,430	$—	$2,430

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        Our cash equivalents consist of highly liquid money market funds. Fair values of our cash equivalents and equity securities—restricted stock were determined based upon market prices. The value of the put option, net of a call option, is based upon the Black-Scholes pricing model using observable inputs.

        The fair values of our interest rate swaps at December 31, 2009 were determined based on quoted prices from our counterparties and corroborated with third party data. The interest rate swap liabilities (see Note 8) are included in other non-current liabilities on the accompanying consolidated balance sheet. The fair value of our long-term debt (see Note 8) at December 31, 2009 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, that credit facility, (ii) the variable rate nature of that credit facility and (iii) the interest rate spreads charged on those loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.

        The earnout was determined based upon our estimate of future Match Point revenues and the corresponding earnout levels achieved, discounted to their present value. The earnout liability is recorded net of a $1.0 million escrow deposit made. The following table provides a reconciliation of changes in the fair values of our level 3 liabilities (in thousands):

Match Point Earnout
Beginning balance, December 31, 2009	$—
Additions	1,602
Change in fair value during the period	—
Payments	—

Ending balance, December 31, 2010	$1,602

10. Income Taxes

        The components of income before income taxes are as follows (in thousands):

	2010	2009	2008
United States	$66,908	$36,170	$23,699
Foreign	1,579	(727)	952

Total	$68,487	$35,443	$24,651

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Components of deferred tax assets were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable allowances	$965	$789
Unearned revenue	559	876
Accrued liabilities not yet deductible	981	1,819
Federal and State net operating loss ("NOL") carryforwards	42,002	52,443
Tax credit carryforwards	167	1,849
Impairment of Verance investment	—	1,890
Stock-based compensation	1,001	581
Unrealized loss on interest rate swap	—	894
Other	145	339

Total deferred tax assets	45,820	61,480
Less valuation allowance	(667)	(1,543)

Deferred tax assets after valuation allowance	45,153	59,937
Deferred tax liabilities:
Purchased intangibles	(21,916)	(24,670)
Property and equipment	(8,508)	(7,201)

Total deferred tax liabilities	(30,424)	(31,871)

Net deferred tax assets	14,729	28,066
Less net current deferred tax assets	(1,955)	(2,778)

Net non-current deferred tax assets	$12,774	$25,288

        The change in the net deferred tax assets between December 31, 2008 and 2010 did not entirely impact deferred income tax expense as shown below (in thousands):

	(Charged) or Credited Through
	Continuing Operations	Accumulated Other Comprehensive Loss	Total
Net deferred tax assets at December 31, 2008	$6,598	$1,179	$7,777
Recognition of Enliven NOL carrryforwards which reduced goodwill	32,631	—	32,631
Deferred income tax expense	(12,066)	(276)	(12,342)
Other	9	(9)	—

Net deferred tax assets at December 31, 2009	27,172	894	28,066
Deferred income tax expense	(12,434)	(903)	(13,337)
Other	(9)	9	—

Net deferred tax assets at December 31, 2010	$14,729	$—	$14,729

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Components of the provision for income taxes are as follows (in thousands):

	2010	2009	2008
Current:
U.S. federal	$11,852	$869	$343
State	2,593	1,994	1,051
Foreign	39	13	70

	14,484	2,876	1,464
Deferred:
U.S. federal	13,201	11,413	7,518
State	(767)	653	590

	12,434	12,066	8,108

Provision for income taxes	$26,918	$14,942	$9,572

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income before income taxes as follows (dollars in thousands):

	2010	2009	2008
Federal statutory tax rate	35%	35%	35%
Expected tax expense	$23,970	$12,405	$8,628
State and foreign income taxes, net of federal benefit	1,326	1,723	1,113
Non-deductible compensation	1,977	627	229
Change in statutory tax rate	—	—	(278)
Change in valuation allowance	(876)	—	—
Other	521	187	(120)

Provision for income taxes	$26,918	$14,942	$9,572

        We expect our taxable income (before utilization of federal NOL carryforwards) to remain at levels which will result in an overall 35% federal rate.

        On December 31, 2010 we liquidated our two US subsidiaries, Pathfire and Enliven, into the parent company. As a result, we revalued our state deferred tax assets and liabilities and recorded a $0.7 million benefit, which lowered our overall effective tax rate by approximately 1%.

        As of December 31, 2010 we had NOL carryforwards with a tax-effected carrying value of approximately $36.2 million for federal purposes and state NOL carryforwards of $5.8 million. Our federal NOLs will expire on various dates ranging from 2011 to 2028. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

of the Internal Revenue Code. Expected future annual limitations are as follows (amounts shown in millions and are not tax affected):

Years	Annual Limitation
2011	$19.5
2012	11.7
2013	9.6
2014 - 2019	5.8
2020 - 2027	4.2

        In 2009 and 2008 we completed our assessment of the acquired Enliven and Pathfire NOL carryforwards, respectively, and concluded that the realization of these NOL carryforwards was more likely than not. Therefore, in 2009 and 2008 $32.6 million and $9.6 million, respectively, of the valuation allowances related to these acquired NOL carryforwards were reversed as a reduction to goodwill.

        We believe the results of future operations will generate sufficient taxable income to realize the benefits of all of our net deferred tax assets.

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2010 and 2009, we had not recognized a liability for any uncertain tax positions.

        Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the three years ended December 31, 2010, we did not recognize any penalties or interest related to unrecognized tax benefits in our financial statements.

        We are subject to U.S. federal income tax, United Kingdom income tax, as well as income taxes of multiple state jurisdictions. Federal income tax returns for 2006 through 2009 remain open to examination, and state, local, and United Kingdom income tax returns for 2005 through 2009 remain open to examination.

11. Impairment of Springbox Unit

        Our Springbox unit performed below our expectations in the fourth quarter of 2010 primarily due to customer losses during the year. As a result we conducted an impairment analysis of its long-lived assets and determined they were not fully recoverable. Substantially all of Springbox's long-lived assets consist of intangible assets (customer relationships and trade name). We estimated the fair value of Springbox's assets using a discounted cash flow model (a Level 3 fair value measurement). We then adjusted the carrying value of the long-lived assets to their estimated fair value of $2.7 million, which resulted in an impairment charge of $5.9 million. The impairment charge is reflected in the statement of income as "Impairment of Springbox unit." We also evaluated the remaining useful life of the Springbox customer relationships asset and determined a five year remaining life was appropriate. The shortened useful life became effective on January 1, 2011.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plan

        We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum ($16,500 for 2010). In early 2008, we matched 1% of the gross pay for those employees contributing at least 3% of their gross pay into the plan. Later in 2008, we changed our policy to match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. In April 2009, we ceased matching a portion of our employee contributions. In March 2010, we reinstated our policy to match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. During 2010, 2009, and 2008, we made matching contributions of approximately $358,000, $159,000 and $254,000, respectively.

13. Stock Plans

        We have several stock incentive plans outstanding, including the 2006 Long-Term Stock Incentive Plan (the "2006 Plan") and plans we assumed from certain acquired companies. While several stock incentive plans remain outstanding, awards may only be granted under the 2006 Plan. Awards can take the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock awards and (iv) performance awards, and can be granted to employees, officers, directors and consultants. The 2006 Plan provides that the maximum number of shares of common stock with respect to which awards may be granted shall not exceed 2,200,000 shares. Stock awards are determined by the compensation committee of our board of directors (the "Committee"). Generally, the terms of stock options, including the number of shares of common stock subject to the option and the vesting schedule, are determined by the Committee. On occasion, awards granted to non-executive personnel are made by our Chief Executive Officer. However, the exercise price shall not be less than the fair value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over four years, and are recognized on a straight-line basis over the vesting term. At December 31, 2010, there were a total of 767,466 shares of common stock available for future grant under the 2006 Plan.

  Stock Options

        A summary of our stock option activity for 2010 is presented below:

	2010
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,049,110	$17.45
Granted	358,000	26.09
Exercised	(81,378)	15.12
Canceled	(48,438)	27.47

Outstanding at end of year	1,277,294	$19.64

Exercisable at end of year (vested)	576,667	$17.04

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 5.00 - $12.49	178,162	2.81	$6.11	178,162	$6.11
$12.50 - $14.99	519,105	7.74	14.10	264,897	14.06
$15.00 - $24.99	263,576	9.49	21.70	13,086	21.58
$25.00 - $34.99	139,074	8.34	27.95	45,145	28.32
$35.00 - $175.00	177,377	5.94	39.89	75,377	45.81

$ 5.00 - $175.00	1,277,294	7.23	$19.64	576,667	$17.04

        Options granted had a weighted-average grant-date fair value per share of $14.78, $14.62 and $8.28 for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average remaining contractual life of vested stock options at December 31, 2010 was 5.2 years.

        Options exercised had an intrinsic value of $1.7, million, $2.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our practice has been to issue new shares (as opposed to treasury shares) upon exercise of stock options.

        The intrinsic value of options outstanding at December 31, 2010 was approximately $13.0 million. The intrinsic value of options exercisable at December 31, 2010 was approximately $7.8 million.

        Compensation costs related to unvested options and restricted stock was $9.5 million at December 31, 2010. These costs are expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

        The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2010	2009	2008
Number of options granted	358,000	165,000	641,823
Weighted-average exercise price of options granted	$26.09	$25.37	$14.39
Volatility(1)	58%	58%	60%
Risk free interest rate(2)	2.3%	3.0%	1.8%
Expected term (years)(3)	6.3	6.3	6.2
Expected annual dividends	None	None	None

(1)
Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)
The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the option.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Plans (Continued)

(3)
The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche. We used the simplified method discussed in ASC 718-10-S99-1 as we do not have sufficient historical data in order to calculate a more appropriate estimate.

  Restricted Stock

        In October 2008, we granted 350,000 shares of common stock to Scott K. Ginsburg, our Chairman and Chief Executive Officer, under a restricted stock agreement. The restricted stock agreement provides for vesting over the following periods: (i) 116,667 shares on August 1, 2009, (ii) 116,667 shares on August 1, 2010, and (iii) 116,666 shares on August 1, 2011. Any remaining forfeiture provisions immediately terminate upon a change in control (as defined in the restricted stock agreement). The fair value of the restricted stock on the date of grant was $5.9 million, of which $2.0 million, $2.3 million and $0.5 million was recognized as compensation expense in 2010, 2009 and 2008, respectively.

        In 2010, 2009 and 2008, we granted a total of 12,000, 10,000 and 10,000 shares of our common stock, respectively, to our non-employee directors under restricted stock agreements. The total fair value of each annual restricted stock grant was $0.5 million, $0.2 million and $0.2 million, of which $0.4 million, $0.2 million and $0.1 million was recognized as compensation expense in 2010, 2009 and 2008, respectively. The restricted stock grants made in 2010 provide for vesting over 12 months. Earlier restricted stock grants provide for vesting over 36 months. Stock compensation expense is recognized ratably over the vesting term based on the grant date fair value. During 2010, the restrictions on 10,000 shares of restricted stock had lapsed. The fair value of restricted stock that vested during 2010, 2009, and 2008 was $0.2 million, $0.1 million and $0.1 million, respectively. As of December 31, 2010, none of these shares had been forfeited.

        A summary of our restricted stock activity for 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Shares	Weighted Average Grant-Date Fair Value per Share	Shares	Weighted Average Grant-Date Fair Value per Share	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	253,333	$17.00	366,667	$16.92	10,000	$16.63
Granted	12,000	$39.27	10,000	$19.07	360,000	$16.92
Vested	(126,666)	$16.97	(123,334)	$16.92	(3,333)	$16.63

Nonvested shares at end of year	138,667	$18.96	253,333	$17.00	366,667	$16.92

        The vesting date fair value of shares vesting during the years ended December 31, 2010, 2009 and 2008 was $5.0 million, $2.6 million and $0.1 million, respectively.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock Plans (Continued)

  Warrants

        We issued warrants to purchase common stock in connection with certain mergers and common stock offerings. A summary of our warrant activity for 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	688,170	$11.68	691,099	$11.69	660,492	$10.00
Exercised	(678,187)	$10.09	(2,929)	13.64	—	—
Cancelled	(8,085)	$36.36	—	—	—	—
Issued in Enliven merger	—	—	—	$—	30,607	$48.20

Outstanding at end of year	1,898	$474.24	688,170	$11.68	691,099	$11.69

  Stock Repurchase Program

        On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. The stock repurchase program has no expiration date. Through December 31, 2010 we had made share repurchases totaling $13.1 million leaving $16.9 million available for future share repurchases.

14. Commitments and Contingencies

  Litigation

        In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re DG FastChannel, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company's financial condition during the class period. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the action vigorously.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        We expect our defense costs and any loss that may result from this claim will be covered under our insurance policies.

        We are involved in a variety of other legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our financial statements.

  Leases

        We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to five years and usually contain one or more renewal options.

        The table below summarizes our lease obligations for office and storage facilities, including amounts of escalating operating lease rental payments, at December 31, 2010 (in thousands):

Contractual Obligations	Office Leases
2011	$6,222
2012	4,081
2013	3,482
2014	2,494
2015	2,464
Thereafter	5,337

$24,080

        Rent expense, net of sublease rentals, totaled $6.2 million, $6.5 million and $5.0 million in 2010, 2009 and 2008, respectively. Sublease rentals were approximately $0.2 million, $0.3 million and $0.4 million in 2010, 2009 and 2008, respectively.

15. Earnings per Share:

        In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (e.g. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

        Under the two-class method undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings per Share: (Continued)

options and warrants. The following table reconciles earnings per common share for 2010, 2009 and 2008 (in thousands, except per share data):

	2010	2009	2008
Net income	$41,569	$20,501	$15,079
Less net income allocated to participating unvested share awards	(310)	(287)	(68)

Net income attributable to common shares	$41,259	$20,214	$15,011

Weighted-average common shares outstanding—basic	27,226	22,572	18,642
Dilutive stock options and warrants	344	519	431

Weighted-average common shares outstanding—dilutive	27,570	23,091	19,073

Earnings per common share:
Basic	$1.52	$0.90	$0.81
Diluted	$1.50	$0.88	$0.79
Antidilutive securities not included:
Options and warrants	556	819	651

16. Segment Information

        Our two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other. The all other segment includes creative research services (i.e., SourceEcreative) and Internet marketing services (i.e., Springbox). Our reportable segments have been determined based on related products and services. Substantially all of our interest expense is recorded in the video and audio content distribution segment and is not allocated to the all other segment. Our reportable segments were as follows (in thousands):

	Year Ended December 31, 2010
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$235,750	$11,778	$247,528
Depreciation and amortization	29,584	408	29,992
Income (loss) from operations(a)	78,955	(3,341)	75,614

	Year Ended December 31, 2009
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$177,306	$13,580	$190,886
Depreciation and amortization	26,058	443	26,501
Income from operations	43,415	3,887	47,302

DG FASTCHANNEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information (Continued)

	Year Ended December 31, 2008
	Video and Audio Content Distribution	All Other	Consolidated
Revenues	$148,891	$8,190	$157,081
Depreciation and amortization	21,024	327	21,351
Income from operations	35,071	2,660	37,731

(a)
The loss from operations of the "all other" segment in 2010 was due to a $5.9 million impairment of our Springbox unit. See Note 11.

17. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$54,202	$60,296	$56,939	$76,091
Gross profit	36,261	41,895	38,804	52,405
Net income(a)	8,042	9,000	9,900	14,627
Basic earnings per share	$0.33	$0.32	$0.35	$0.52

Diluted earnings per share	$0.32	$0.32	$0.34	$0.51

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$41,412	$43,723	$48,268	$57,483
Gross profit	22,713	26,360	31,355	38,756
Net income	1,593	3,587	5,358	9,963
Basic earnings per share	$0.07	$0.16	$0.22	$0.41

Diluted earnings per share	$0.07	$0.16	$0.22	$0.40

(a)
The fourth quarter of 2010 includes a charge of $5.9 million relating to an impairment of our Springbox unit. See Note 11.

DG FASTCHANNEL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Acquired	Write-offs (net)	Balance at End of Period
Allowance for Accounts Receivable Losses
Year Ended:
December 31, 2010	$2,116	$388	$224	$(225)	$2,503
December 31, 2009	2,329	549	—	(762)	2,116
December 31, 2008	1,716	886	434	(707)	2,329

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of Registrant.

3.2	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.

3.3	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant

3.4	(c)	Bylaws of Registrant, as amended to date.

4.1	(d)	Form of Common Stock Certificate.

10.1	(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*

10.2	(d)	Form of Directors' and Officers' Indemnification Agreement.

10.3	(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*

10.4	(d)	Form of Restricted Stock Agreement.*

10.5	(e)	Common Stock and Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and investors listed in Schedule A thereto.

10.6	(e)	Common Stock Subscription Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.

10.7	(e)	Warrant Purchase Agreement dated December 9, 1998 by and among the Registrant and Scott K. Ginsburg.

10.8	(e)	Warrant No. 1 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.9	(e)	Warrant No. 2 to Purchase Common Stock dated December 9, 1998 by and among Registrant and Scott K. Ginsburg.

10.10	(f)	Employment Agreement, dated December 30, 2008, between DG FastChannel, Inc. and Omar A. Choucair, Chief Financial Officer.*

10.11	(f)	Employment Agreement, dated December 20, 2008, between DG FastChannel, Inc. and Neil Nguyen.*

10.12	(g)	Employment Agreement, dated October 3, 2008, between DG FastChannel, Inc. and Scott K. Ginsburg.*

10.13	(h)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*

10.14	(h)	Form of DG FastChannel, Inc. 2006 Long-term Stock Incentive Plan.*

10.15	(i)	Agreement and Plan of Merger and Reorganization by and among DG FastChannel, Inc., Point.360 and New360 dated April 16, 2007.

10.16	(j)	Agreement and Plan of Merger among DG FastChannel, Inc., DG Acquisition Corp. V, Pathfire, Inc. and PFire Escrow, Inc. dated April 24, 2007.

10.17	(k)	Asset Purchase Agreement by and among DG FastChannel, Inc., DGFC Acquisition Corp. V, GTN, Inc. and Douglas M. Cheek dated June 13, 2007.

Exhibit Number		Exhibit Title
10.18	(l)	Credit Agreement among DG FastChannel, Inc., Bank of Montreal, as administrative agent, guarantors and lenders dated August 9, 2007.

10.19	(m)	Asset Purchase Agreement among Level 3 Communications, LLC, Vyvx, LLC, Wiltel Communications, LLC and DG FastChannel, Inc. dated December 18, 2007.

10.20	(n)	Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated May 7, 2008.

10.21	(o)	Amendment No. 1 to Agreement and Plan of Merger by and among DG FastChannel, Inc., DG Acquisition Corp. V.I., and Enliven Marketing Technologies Corporation dated September 4, 2008.

10.22	(p)	Warrant No. 1 to Purchase Common Stock of DG FastChannel, Inc. Issued to Moon Doggie Family Partnership, L.P.

10.23	(p)	Warrant No. 2 to Purchase Common Stock of DG FastChannel, Inc. Issued to Moon Doggie Family Partnership, L.P.

10.24	(p)	Warrant No. 3 to Purchase Common Stock of DG FastChannel, Inc. Issued to Scott K. Ginsburg

10.25	(p)	Warrant No. 4 to Purchase Common Stock of DG FastChannel, Inc. Issued to Omar A. Choucair

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney (included on the Signature Page).

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	**	Section 1350 Certifications.

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