Form 10-K/A
period 2010-12-31
DG FastChannel, Inc
filed 2011-05-02
CIK 934448

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-27644

DG FastChannel, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3140772 (I.R.S. Employer Identification Number)
750 West John Carpenter Freeway, Suite 700 Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

(972) 581-2000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $863 million (based on the closing sale price of the Registrant's Common Stock on that date as reported on the NASDAQ Global Select Market).

          As of April 29, 2011 the Registrant had 27,411,625 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of DG FastChannel, Inc. (the "Registrant") for the year ended December 31, 2010 (the "Original Form 10-K") is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Accordingly, Item 15 of Part IV has also been amended to reflect the filing thereof. Except for Items 10, 11, 12, 13 and 14 of Part III and the inclusion of such exhibits in Item 15 of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

DG FASTCHANNEL, INC.
FORM 10-K/A

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of March 31, 2011:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	58	Chief Executive Officer and Chairman of the Board	2013
Neil H. Nguyen(1)	37	President and Chief Operating Officer and Director	2013
Omar A. Choucair(1)	49	Chief Financial Officer and Director	2012
William Donner(3)	58	Director	2011
Lisa C. Gallagher(2)	54	Director	2012
Kevin C. Howe(4)	62	Director	2011
David M. Kantor(3),(4)	54	Director	2012
Anthony J. LeVecchio(2),(4)	64	Director	2011
John R. Harris (2),(3)	62	Director	2011
Jeffrey A. Rich(2),(4)	50	Director	2011

(1)
Member of the Executive Committee

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

(4)
Member of the Nominating Committee

        Scott K. Ginsburg joined the Company in December 1998 as Chairman of the Board and assumed the additional role of Chief Executive Officer in November 2003. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked in a professional capacity of Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. Then, in the early 1980's, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation, which became AMFM, Inc. Mr. Ginsburg served as Chancellor's Chief Executive Officer and a Director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to become the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, the Boardwalk Auto Group acquired the Ferrari and Maserati dealership in San Francisco. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

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

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with various media companies, as well as his executive leadership and management experience;

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

In 1985, he co-founded DacEasy, an early leader in packaged application software. In 1987, Mr. Howe led the sale of DacEasy to Insilco (a Fortune 500 company). In 1991, Mr. Howe led the carve-out of DacEasy from Insilco and subsequent sale to The Sage Group, plc. which had market capitalization of over $7 billion. He was Chief Executive Officer of the US operations of The Sage Group, plc. responsible for operations and acquisitions until 1999. In 1993, Mr. Howe also co-founded Martin Howe Associates, which was an early leader in the merchant credit card processing industry and a pioneer in wireless solutions. The company was sold in 1997 to PMT Services, Inc., a NASDAQ listed company. Mr. Howe received his M.B.A. from Southern Methodist University in 1976.

        Mr. Howe's qualifications to serve on our Board of Directors include:

  •
  valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies;

  •
  experience as a director of a UK-based, international technology company provides the board with a global perspective; and

  •
  experience as a former Chief Executive Officer of a large software company and in depth management experience at premier global technology companies helps the Board address the challenges the Company faces due to constant changes in IT capabilities and communications.

        David M. Kantor has been a member of the Board of Directors of the Company since August 1999. Since 2003, Mr. Kantor has been Vice Chairperson and Chief Executive Officer of Reach Media, a company that develops, acquires and partners in quality media and marketing opportunities targeting the African-American population. Formerly, he was Senior Vice President for Network Operations of AMFM, Inc. (formerly Chancellor Media Corporation) and President of ABC Radio Network, having previously served as Executive Vice President. Prior to joining ABC Radio Network, he held executive positions with Cox Cable and Satellite Music Network. Mr. Kantor holds a B.S. from the University of Massachusetts and an M.B.A. from Harvard Business School.

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

        Anthony J. LeVecchio has been a member of the Board of Directors of the Company since August 2004. Since its formation in 1988, he has been the President of The James Group, a general business consulting firm that has advised clients across a range of high-tech industries. Prior to forming The James Group in 1988, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. He currently serves on the Board of Directors of Ascendent Solutions, Inc., a company that is tracked on the OTC Bulletin Board and serves as the Chairman of its Audit Committee. He also serves on the Board of Directors of Viewpoint Financial Group, a Plano, Texas based bank holding group traded on the NASDAQ Global Select Market, serves as the Chairman of its Audit Committee, and serves on the Loan and Compensation Committees.

Mr. LeVecchio also serves as a Resident Director for the Institute for Excellence in Corporate Governance and is a lecturing professor in the M.B.A. program at the University of Texas, Dallas.

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

        John R. Harris has been a member of the Board of Directors of the Company since November 2010. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a business process outsourcing ("BPO") company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a BPO services company, from 2003 to 2005, as President and Chief Executive Officer of Delinea Corporation, a BPO services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT and BPO services (now a part of Hewlett-Packard, a New York Stock Exchange ("NYSE") listed company). Mr. Harris holds a B.B.A. and a M.B.A. from West Georgia University. Mr. Harris is currently a director of Premier Global Services, a NYSE listed company, The Hackett Group, a NYSE listed company, StarTek, a NYSE listed company, and Banctec (privately held). Mr. Harris also served as a director of inVentiv Health, a company that is listed on the NASDAQ from May 2000 to May 2008.

        Mr. Harris's qualifications to serve on our Board of Directors include:

  •
  extensive experience serving on public company boards and membership of board committees, resulting in familiarity with corporate and board functions;

  •
  extensive experience as a Chief Executive Officer of several BPO companies and in depth management experience that will help the Board address the challenges the Company faces due to constant changes in IT capabilities and communications;

  •
  experience with companies operating internationally; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as an independent director of other publicly-traded company boards on which he serves, make him an effective chairman of the Board's Compensation Committee.

        Jeffrey A. Rich joined the Board of Directors in March 2011. Prior to forming PlumTree Partners in 2006, a private investment firm, Mr. Rich served as Chief Executive Officer of ACS, a Fortune 500 company and leading provider of BPO and information technology services, from 1999-2005. Mr. Rich also served ACS as President and Chief Operating Officer from 1995-1999 and Chief Financial Officer from 1989-1995. Prior to joining ACS in 1989, Mr. Rich was a Vice President in the Leverage Capital Group of Citibank New York. Mr. Rich currently serves on the Executive Board of the Dallas Symphony Orchestra, the Board of Directors of River Logic, Inc., and the Board of Directors of Telligent, Inc. He previously served as a Director of ACS, Inc. (NYSE "ACS") and Pegasus

Solutions, Inc. (NASDAQ "PEGS"). He has also served on the Visiting Committee of the Ross School of Business at the University of Michigan and as a Director of Education is Freedom and the United States Chamber of Commerce. Mr. Rich is a member of World President's Organization and a previous member of the Young President's Organization, serving in several officer positions in both organizations. Mr. Rich received a B.B.A. from the University of Michigan Business School in 1982.

        The Company believes that Mr. Rich is qualified to serve on the Board of Directors because:

  •
  he has extensive experience with mergers and acquisitions which will brings valuable experience to the board and assist the Company with its global expansion initiatives and operational improvement initiatives;

  •
  he is familiar with public company and financial accounting matters within complex business organizations;

  •
  Mr. Rich's leadership experience in senior management positions and on boards of directors brings valuable expertise to the board.

Corporate Governance

  Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Howe, Kantor, LeVecchio, Harris, Donner, Rich, and Ms. Gallagher is independent from our management, and is an "independent director" as defined under the NASDAQ Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or any of our subsidiaries or (2) has any direct or indirect relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASDAQ Marketplace Rules.

  Board Leadership Structure

        The Board of Directors has the necessary flexibility to determine whether the positions of Chairman of the Board and Chief Executive Officer should be held by the same person or by separate persons based on the leadership needs of the Board of the Company at any particular time. The Board has given careful consideration to separating the roles of Chairman and Chief Executive Officer and has determined that the Company and its shareholders are best served by having Mr. Ginsburg serve as both the Chairman of the Board and Chief Executive Officer. Mr. Ginsburg's combined role as Chairman and Chief Executive Officer enhances the unified leadership and direction of the Board and executive management. Furthermore, given the size of the Company, this structure allows for a single, concise focus for management to execute the Company's strategic initiatives and business plans.

        Mr. Ginsburg has served as both the Chairman of the Board and Chief Executive Officer of the Company since 2003 and Chairman of the Board since 1998. Mr. Ginsburg has been at the forefront of the media content distribution industry and his record of innovation, achievement, and leadership is an asset to the Board and the Company. Under Mr. Ginsburg's leadership, our Company has grown rapidly in terms of revenue, market capitalization, and customer base. The Board of Directors believes that our stockholders have been well served by having Mr. Ginsburg act as both Chairman of the Board and Chief Executive Officer.

        The Board of Directors is comprised of independent, active and engaged directors. The Board of Directors and its committees tightly oversee the effectiveness of management policies and decisions. The Board's audit, compensation and nominating committees are comprised entirely of independent directors. As a result, independent directors directly oversee such critical matters as the integrity of the

Company's financial statements, the compensation of the executive management, including Mr. Ginsburg's compensation, the selection and evaluation of directors, and the development and implementation of corporate programs.

        Additionally, the Board of Directors believes the Company's Corporate Governance Guidelines, which are available on the Company's website at www.DGIT.com, help ensure that strong and independent directors will continue to play the central oversight role necessary to maintain the Company's commitment to the highest quality corporate governance. We do not have a lead independent director. The Board of Directors believes the Company and its stockholders have been and continue to be well served by having Mr. Ginsburg serve as both Chairman of the Board and Chief Executive Officer.

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

  Corporate Governance and Code of Business Conduct and Ethics

        The Company's Corporate Governance Guidelines, along with its Code of Business Conduct and Ethics, applies to its directors, officers and employees. A copy of the Company's Code of Business Conduct and Ethics is available on its website at www.DGIT.com by clicking first on "Our Company," then on "Investor Relations." The Company will also provide a copy of its Corporate Governance Guideliness or its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

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

Board Committees

        The Board of Directors of the Company has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. None of the directors who serve as members of the Audit Committee, Nominating Committee or the Compensation Committee are employees of the Company or any of its subsidiaries.

  Audit Committee

        The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by our Board of Directors.

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

        Messrs. LeVecchio (Chairman), Harris, Rich and Ms. Gallagher are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. LeVecchio, the Chairman of the Audit Committee, is the sole "audit committee financial expert" on the Audit Committee.

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

        See "Executive Compensation—Compensation Committee Report" below. Messrs. Harris (Chairman), Kantor and Donner are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules.

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

Attendance at Meetings of the Board of Directors and Committees

        During 2010, the Board of Directors held six meetings, the Audit Committee held six meetings, the Compensation Committee held three meetings and the Nominating Committee held no meetings. The Nominating Committee was established in late 2010. All persons who were directors during 2010 attended 100% of the Board meetings and the meetings of committees on which they served that were held while such person served as a director.

Nominating Committee

        The Nominating Committee recommends qualified candidates to the Board for nomination or election as directors. The Nominating Committee is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for selecting the management nominees for the directors to be elected by the Company's stockholders at each annual meeting. The Nominating Committee has not established specific minimum age, education, experience or skill requirements for potential directors, however, does take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

  •
  an individual's business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

  •
  the size and composition of the Board and the interaction of its members, in each case with respect to the needs of the Company and its stockholders; and

  •
  regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board or its committees and his or her overall contributions to the Board and the Company.

        The Nominating Committee may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company's current directors and management as well as input from third parties, including executive search firms retained by the Nominating Committee. The Nominating Committee will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates. The Company's other directors will also have an opportunity to meet and interview qualified candidates. The Nominating Committee will then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board of Directors that a candidate be nominated to the Board.

Messrs. Howe (Chairman), Kantor, Rich, and LeVecchio are the current members of the Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2010 fiscal year transactions in the Company's common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2010 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2010 fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

Introduction

        This Compensation Discussion and Analysis (CD&A) describes the principles of our executive compensation program, how we applied those principles in compensating our Named Executive Officers (NEOs) for 2010, and how our compensation program drives performance.

        Our NEOs for 2010 are:

  •
  Scott K. Ginsburg, Chairman and Chief Executive Officer;

  •
  Neil H. Nguyen, President and Chief Operating Officer; and

  •
  Omar A. Choucair, Chief Financial Officer.

        In this CD&A, we first provide an executive summary of our program for 2010. We then describe our compensation philosophy and the objectives of our executive compensation program and how the Compensation Committee of our Board of Directors oversees our compensation program. We discuss the compensation determination process and describe how we determine each element of compensation. We believe that our compensation program in 2010 and in prior years shows that we have closely linked pay to performance.

Executive Summary

Overview of Our Executive Compensation Program

        The Compensation Committee has designed our executive compensation program to attract and retain superior employees in key positions to enable our Company to succeed in the highly competitive market for talent, while simultaneously maximizing shareholder returns. We believe that our executives are a primary factor in our strong performance over both the short- and long-term. Therefore, we intend to continue to provide a competitive compensation package to our executives, tie a significant portion of pay to performance and utilize components that best align the interests of our executives with those of our shareholders.

        The following is a summary of important aspects of our executive compensation program discussed later in this CD&A:

  •
  Key Elements of Our Compensation Program.  Our compensation program is designed to achieve these objectives through a combination of the following types of compensation:

  •
  Base salary,

  •
  Annual cash incentive bonus awards, and

  •
  Long-term equity incentive awards.

    Each element of our executive compensation program is discussed in greater detail below.

  •
  We Intend to Pay for Performance.  The majority of our NEOs' total compensation as shown on page 24 in our Summary Compensation Table below ties compensation directly to the achievement of corporate and individual objectives. We emphasize pay for performance in order to align executive compensation with our business strategy and the creation of long-term shareholder value.

  •
  Our Compensation Program Supports Our Corporate Objectives and Stockholder Interests. Our compensation program is designed to align executive officer compensation with our corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of our business plan and tying a portion of total compensation opportunities to equity incentives.

Overview of 2010 Performance

        The Compensation Committee believes the executive compensation program is an important factor in driving our NEOs' performance to achieve long-term earnings per share growth and stock price appreciation. Our Company's fiscal 2010 accomplishments, guided by our NEOs, illustrate the success of this strategy, even in an uncertain economic environment, and included, among other things, the following:

  •
  Revenue and Net Income Growth:  During 2010, we achieved revenues of $247.5 million, representing an increase of 30% over 2009 revenues, and net income of $41.6 million, representing an increase of 103% over 2009 levels. We continued to capture the market for online advertising while simultaneously growing our traditional advertising business. From 2009 to 2010, we increased our revenues from High Definition advertising by 72% to $102.8 million.

  •
  Earnings Per Share:  Our earnings per share for 2010 were $1.52, representing an increase of 69% over 2009 earnings per share.

  •
  Retirement of Debt.  We raised $108 million in a public equity offering and repaid all of our outstanding debt.

Total Shareholder Return
DG FastChannel, Inc. Compared to the Russell 3000 Industry Group
December 31, 2010

        As shown above, our performance measured by total shareholder return well exceeds our industry group for each time period. A substantial reason for this superior performance is our track record of consistency in delivering strong, year-over-year growth in revenues, net income and earnings per share over the past five years, as shown below:

DG FastChannel, Inc.
Five-Year Trended Performance
December 31, 2010

(Amounts shown in millions, except per share amounts)	2006	2007	2008	2009	2010	Compounded Annual Growth Rate
Revenues	$68.7	$97.7	$157.1	$190.9	$247.5	38%
Net income from continuing operations	$0.4	$10.9	$15.1	$20.5	$41.6	219%
Basic EPS	$0.04	$0.65	$0.81	$0.90	$1.52	148%

2010 Compensation Programs and Decisions

        In line with our executive compensation program's emphasis on pay for performance, compensation awarded to our named executive officers for 2010 reflected our financial results and overall compensation philosophy:

  •
  Adjustments to Base Salary Solely In Line With Employment Agreements:  During 2010, our NEOs received only those increases to their base salaries that were provided pursuant to the terms of their previously-negotiated employment agreements.

  •
  Pay-for-Performance Annual Incentive Bonuses:  For 2010, our company focused on increasing revenues and margin improvement. Our compensation program for 2010 was designed to support the company's focus on these performance measures. For our annual bonus program for 2010, the Compensation Committee selected these two objectives as the key corporate objectives as the Compensation Committee believes they encourage executives to achieve superior operating results using appropriate levels of capital. From 2009 to 2010, as discussed above, our revenues increased 30%, and our net income grew by an impressive 103% and our operating margins improved by 60%. The annual bonuses awarded to our NEOs for 2010 are discussed beginning at page 19. Based on our strong 2010 performance, we paid bonuses for 2010 recognizing our strong revenue growth and operating margin improvement and for strong individual performance for fiscal 2010.

  •
  Equity-based Compensation:  Our Compensation Committee did not grant any long-term equity incentive awards to our NEOs in 2010, as their existing equity awards were deemed sufficient to align their interests with our growth strategy and shareholder interests.

        In light of the Company's strong performance during 2010, as well as its sustained performance over recent years, the Compensation Committee believes that the NEOs' 2010 compensation was appropriate.

Objectives of Our Executive Compensation Program

        The primary objectives of our executive compensation program are:

  •
  Compensation Should Be Market Competitive:  The Compensation Committee intends to ensure that our executive compensation program is competitive with compensation paid by companies in the same market for executive talent while maintaining fiscal responsibility for our stockholders.

  •
  Compensation Should Support Our Business Strategy:  Our compensation program is designed to align executive officer compensation with our corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of our business plan, with performance objectives tied to our key corporate objectives.

  •
  Compensation Should Reward Performance:  While we utilize a variety of compensation elements to achieve compensation targets, we intend that the majority of our NEOs' total compensation will be in the form of variable compensation, comprised of annual incentive bonuses and long-term equity incentive awards dependent upon corporate or individual performance or the creation of long-term shareholder value.

  •
  Compensation Should Be Aligned With Stockholder Interests:  Our executive compensation program also seeks to reward our executives for increasing our stock price over the long-term and maximizing stockholder value by providing a portion of total compensation opportunities for our executive officers in the form of long-term equity incentives.

Key Elements of Our Executive Compensation Program

        The following table lists the key elements that generally encompass our executive compensation program:

Element	Purpose	Form
Base Salary	Provide a basic level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and individual and business performance.	Cash
Long-Term Equity Incentive Compensation	Focus executives on the enhancement of shareholder value over the long-term, to encourage equity ownership in the Company, and to retain key executive talent.	Stock Options/Restricted Stock
Employment Agreements	Establish key compensation terms; severance and change in control provisions; provide stability for executives.	Individual Agreements with NEOs
Perquisites and Other Benefits	To better enable the Company to attract and retain superior executives for key positions.	401(k) Plan/Health and Welfare Benefits/Car Allowance

        All elements of compensation are taken into account when compensation decisions are made by the Compensation Committee.

Setting Executive Compensation

        Our executive compensation program is reviewed annually by the Compensation Committee. Generally in the first quarter of each year, the Compensation Committee reviews the performance of each of our NEOs during the previous year. At this time the Compensation Committee also reviews our corporate performance for the prior year and makes the final bonus payment determinations based on such performance and the Compensation Committee's evaluation of each NEO's individual performance for the prior year. In connection with this review, the Compensation Committee also reviews and adjusts, as appropriate, annual base salaries for our NEOs and grants, as appropriate, additional long-term equity incentive awards to our NEOs and certain other eligible employees for the coming fiscal year.

Role of Management

        For NEOs other than our Chairman and Chief Executive Officer, our Compensation Committee has historically sought and considered input from our Chairman and Chief Executive Officer regarding such NEOs' responsibilities, performance and compensation. Specifically, our Chairman and Chief Executive Officer recommends base salary increases and equity award levels that are used throughout our compensation plans, and advises our Compensation Committee regarding the compensation program's ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chairman and Chief Executive Officer believes are qualitatively commensurate with an executive officer's individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as our company's performance. Our Compensation Committee considers our Chairman and Chief Executive Officer's recommendations, and approves the specific compensation for all the executive officers.

        Our Compensation Committee meets in executive session, and our Chairman and Chief Executive Officer does not attend Compensation Committee discussions where recommendations are made regarding his compensation. Our Chairman and Chief Executive Officer does provide input and perspective regarding plan design and market factors related to his and other executive roles, but the Compensation Committee, acting under its independent authority, as established by the Board of Directors, determines his level of pay. He also abstains from voting in sessions of the Board of Directors where the Board of Directors acts on the Compensation Committee's recommendations regarding his compensation.

Compensation Determination Process

        Our Compensation Committee has historically determined each element of an executive's initial compensation package within the framework of the objectives of our executive compensation program, which is then set forth in his or her employment agreement, based on numerous factors, including:

  •
  The individual's particular background, track record and circumstances, including training and prior relevant work experience;

  •
  The individual's role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

  •
  The demand for individuals with the individual's specific expertise and experience;

  •
  Internal equity among our executive group;

  •
  Performance goals and other expectations for the position; and

  •
  Uniqueness of industry skills.

        In general, the terms of our executive employment agreements are initially negotiated with the executive by our Chairman and Chief Executive Officer and Company legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg, Nguyen and Choucair, the Compensation Committee takes an active role in the negotiation process.

        During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. Except for base salary, which has an established minimum amount set forth in the respective employment agreements, the Compensation Committee has discretion to increase or decrease cash bonus awards from the targets listed in the agreements.

        We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. In determining each element of compensation for any given year, our Board of Directors and our Compensation Committee consider and determine each element individually and then review the resulting total compensation and determine whether it is reasonable and competitive. The Compensation Committee has not historically utilized formulas in establishing the amounts for each element of pay nor has it historically had any policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation. Instead, the appropriate mix among the various elements of compensation for each executive officer was established through negotiations directly with that officer, rather than by applying formulas. However, the Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash bonus) and long-term equity incentive compensation. The amounts reflected in the Summary Compensation Table and their individual employment agreements reflect this process.

Role of Compensation Consultant and Comparable Company Information

        Our Compensation Committee has not historically established compensation levels based on benchmarking. Our Compensation Committee has instead relied upon the judgment of its members in making compensation decisions and determining whether they are competitive in the marketplace in which we compete for executive talent, after reviewing our performance and carefully evaluating a named executive officer's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value.

        The Compensation Committee is authorized to retain the services of third-party compensation consultants and other outside advisors from time to time, as the committee sees fit, in connection with compensation matters. Compensation consultants and other advisors retained by the compensation committee will report directly to the compensation committee which has the authority to select, retain and terminate any such consultants or advisors.

        In late 2010, the Compensation Committee retained James F. Reda & Associates (Reda) an independent compensation consultant to assist the Compensation Committee in connection with the implementation of various changes to our executive compensation program for 2011.

        The compensation levels of the NEOs reflect to a significant degree their varying roles and responsibilities. Specifically, due to Mr. Ginsburg's extensive experience, responsibilities and significant market demand, the Company believes that it is appropriate that his total compensation is substantially higher than the Company's other executives.

2010 Executive Compensation Decisions

Base Salary

        Base salaries for our executives are established based on individual factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive market compensation and the overall market demand for such executives at the time the respective employment agreements are negotiated. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities, although we have not historically benchmarked executive base salaries against a specific market comparison group. An executive's base salary is also evaluated together with components of the executive's other compensation to ensure that the executive's total compensation is consistent with our overall compensation philosophy.

        In connection with the execution of employment agreements with each of our NEOs in 2008, the base salary levels for each NEO during the initial term of those agreements was established through arms-length negotiations between each executive and the Company at that time. Although the Company considered the same factors in establishing the base salaries of each of the executives, due to the different levels of satisfaction of such factors by each executive, the base salaries are, in certain cases, substantially different. Specifically, due to his extensive experience, responsibilities and significant market demand, the Company believes that it is appropriate that Mr. Ginsburg's base salary is substantially higher than the Company's other executives.

        The employment agreements provide for automatic increases in the base salaries of the NEOs through July 31, 2011, with respect to Mr. Ginsburg, through December 31, 2012, with respect to Mr. Nguyen, and through December 31, 2011, with respect to Mr. Choucair. These base salary levels are described below under Employment Agreements on page 25. Other than the automatic increases contemplated by the employment agreements, no additional base salary actions were taken during 2010 with respect to our NEOs.

Annual Bonus

        Our executive compensation program includes eligibility for an annual performance-based cash bonus for all executives as set forth in their employment agreements. Our annual bonuses emphasize pay for performance by providing our executives with the opportunity to receive performance bonuses only in the event of strong corporate and individual performance, as determined in the discretion of the Compensation Committee.

        Annual Target Bonuses.    As provided in their employment agreements, for 2010, our Chief Executive Officer and President and Chief Operating Officer were eligible for a target bonus of up to 75% of their respective annual base salaries, while our Chief Financial Officer was eligible for an annual bonus of up to $140,000. Each NEO's target bonus represents the amount the Company would expect to pay the executive each year for satisfactory performance. This amount is then adjusted upward or downward on a discretionary basis by the Compensation Committee based on Company and individual performance.

        Annual Performance Objectives.    While our annual bonus program is a discretionary one, at the beginning of each year, the Compensation Committee establishes corporate and individual performance objectives to assist it in determining the annual bonuses for our executives. While these performance objectives are used as a guide by the Compensation Committee in determining the bonuses to be paid to the executives as they represent those areas in which the NEOs were expected to focus their efforts, the Compensation Committee retains discretion in making its bonus determinations and has used this discretion in 2010 as well as prior years. Our discretionary approach begins with the executive's targeted annual bonus which we then adjust upwards or downwards based on the executive's and the Company's performance during the year.

  •
  Company Performance Objectives.  During 2010, the Compensation Committee determined to use revenue growth and margin improvement as the corporate objectives for purposes of NEO annual bonus decisions. The Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. The Compensation Committee did not establish specific quantitative targets for each company objective. Instead, the Compensation Committee believed that it was better to evaluate the Company's performance relative to these two categories of financial performance throughout the year, in light of the performance of the

    Company relative to the industry and the economy in general. As a result, the Compensation Committee considered the Company's achievements relative to these objectives in its discretion.

  •
  Individual Performance Objectives.  Each NEO's individual performance is determined by the Compensation Committee based on its subjective determination of the NEO's individual performance for the year. As described above, the Chairman and Chief Executive Officer provides the Compensation Committee with his evaluation of each of the other NEOs' performance and the Compensation Committee evaluates the Chairman and Chief Executive Officer's individual performance.

    For 2010, the Compensation Committee established three areas of focus for the NEOs that included strategic and leadership goals and focused on the Company's strategic initiatives. The Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the discretion of the Compensation Committee after its consideration of each NEO's individual achievements as a whole.

    The individual objectives established for the NEOs for 2010 included:

    •
    Achieving revenue and margin improvements;

    •
    Realization of operating cost synergies resulting from prior acquisitions; and

    •
    Successful negotiation and closing of an equity offering in order to retire our senior debt.

        In determining the NEOs' 2010 annual bonuses, the Compensation Committee noted that the executive team had achieved all of the foregoing objectives to the satisfaction of the Compensation Committee. Their strong individual performance, in addition to the Company's financial performance as a whole, served as a basis for the Compensation Committee's determination of the 2010 bonuses for the NEOs.

        For 2010, the Compensation Committee awarded annual bonuses to Messrs. Ginsburg and Nguyen in excess of target bonus levels to reward them for the outstanding corporate performance, and their respective individual performance, during 2010. Mr. Choucair was awarded the maximum annual bonus provided for in his employment agreement.

        The 2010 annual bonuses paid to our NEOs are set forth on page 24 in the Summary Compensation Table below. We believe that given the NEOs' outstanding individual accomplishments and the Company's impressive performance during 2010, the awarded annual bonuses are consistent with our compensation philosophy.

Long-Term Equity Incentive Compensation

        We believe that superior long-term performance is achieved through a culture that encourages our executives to hold a significant ownership stake in our Company. We provide this ownership stake to our executives through our equity-based incentive program.

        Under our 2006 Long-Term Stock Incentive Plan (the 2006 Plan) our executive officers have historically been awarded long-term incentives in the form of stock options and restricted stock awards. We currently make equity awards as follows:

  •
  Upon an executive's execution of their initial employment agreement with the Company, based on the executive's prior work experience, the executive's position, and competitive market practices;

  •
  During our overall annual review process or upon an executive's execution of subsequent employment agreements with the Company, based on company and individual performance, internal pay equity considerations and competitive market practices. Annual grants of equity have not historically been a part of our total compensation program; however, we plan to begin making annual equity awards in 2011.

        As is the case when the amounts of base salary and annual bonuses are determined, a review of all elements of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives.

        All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant (to ensure that our executive's interests are aligned with our shareholders) and they typically vest ratably over four years (to provide the executive with a long-term focus).

        None of our NEOs received any long-term equity incentive awards during 2010.

Other Benefits

        We provide our executives with the following types of benefits:

  •
  Perquisites;

  •
  Health, dental, life, and disability insurance; and

  •
  Retirement benefits.

        We periodically review the levels of perquisites and other personal benefits provided to executive officers to ensure they fit within our overall compensation philosophy.

Perquisites

        We provide a limited number of perquisites to our executives to better enable the Company to attract and retain superior employees for key positions. The main perquisite we provided our NEOs during 2010 was an automobile allowance. As set forth on page 24 in the Summary Compensation Table, the value of this benefit ranged from $6,231 to $12,000 depending on the NEO's particular position.

Health, Dental, Life and Disability Insurance

        We offer all of our regular employees, including our NEOs, health, life, disability and dental insurance. The value of these benefits to our NEOs is set forth on page 24 in the Summary Compensation Table.

Retirement Benefits

        All of our regular employees, including our NEOs, who meet certain defined requirements may participate in our 401(k) plan. We have the discretion to match employee contributions and we exercised that discretion in March 2010 to reinstate our previously suspended match. Under our current matching policy, we match 25% of the amount contributed by our employees, up to a maximum of employee contributions of 6% of gross earnings. The value of this match for our NEOs is set forth on page 24 in the Summary Compensation Table.

        The Board of Directors has discretion to make additional contributions to our 401(k) plan. The Board of Directors did not exercise its discretion to do so during 2010.

Employment Agreements

        We have entered into employment agreements that provide for certain severance benefits in the event that a NEO's employment is involuntarily or constructively terminated or in the event of a change in control. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of our management team on the Company's affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described beginning on page 25. We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of a change in control as a means reinforcing and encouraging the continued attention and dedication of our executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change in control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

        We also extend severance and change in control benefits because they are essential to help us fulfill our objectives of attracting and retaining key managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by us. While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the Compensation Committee when determining NEO compensation, the decision to offer these benefits did not influence the Compensation Committee's determinations concerning other direct compensation or benefit levels.

        In addition to cash severance benefits upon certain terminations, the employment agreements provide that any unvested shares of restricted stock granted to Mr. Ginsburg in 2008 and any unvested stock options granted to Messrs. Nguyen and Choucair vest upon a change in control. Other equity awards held by the NEOs will not be subject to these accelerated vesting provisions. In adopting the so-called "single" trigger treatment for these equity awards, the Company was guided by the following objectives:

  •
  keeping executives relatively whole for a reasonable period but avoiding creating a "windfall;"

  •
  ensuring that executives whose employment continues following a transaction are treated the same as terminated executives with respect to outstanding equity awards;

  •
  providing the executives with the same opportunities as shareholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the deal;

  •
  the company that made the original equity grant may no longer exist after a change in control and employees should not be required to have the fate of their outstanding equity tied to the new company's future success;

  •
  supporting the compelling business need to retain executives during uncertain times;

  •
  providing a powerful retention device during change in control discussions, especially given that equity awards represents a significant portion of the executives' total pay package; and

  •
  a double trigger on equity awards provides no certainty of what will happen when the transaction closes.

Deductibility of Executive Compensation

        As part of its role, the Compensation Committee reviews and considers the deductibility of the Company's executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) generally limits the tax deduction for compensation in excess of one million dollars paid to certain executive officers. However, performance-based compensation is excluded from the limit so long as it meets certain requirements.

        In its review and establishment of compensation programs and awards for our NEOs, the Compensation Committee considers the anticipated deductibility or non-deductibility of the compensation as a factor in assessing whether a particular compensatory arrangement is appropriate; particularly in light of the goals of maintaining a competitive executive compensation system generally (i.e., paying for performance and maximizing shareholder return).

        For 2010, a portion of the annual cash bonuses paid to our NEOs will not be tax deductible. However, beginning in 2011, we intend to take steps to ensure that a substantial majority of our annual cash bonuses and annual long-term incentive awards will be tax deductible commencing in 2012.

Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company's proxy statement for its 2011 annual meeting of stockholders.

THE COMPENSATION COMMITTEE
John R. Harris, Chairman David M. Kantor William Donner

Summary Compensation Table

        The following table shows the compensation for the three fiscal years ended December 31, 2010, 2009 and 2008 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and our President and Chief Operating Officer, who is our only other executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option Awards ($)(1)		Stock-based Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Scott K. Ginsburg	2010	475,560	1,865,040	—		—		32,519	2,373,119
Chairman and Chief Executive	2009	457,270	451,000	—		—		30,802	939,072
Officer	2008	405,577	538,750	—		5,922,000	(3)	34,001	6,600,328
Neil H. Nguyen	2010	394,077	1,311,250	—		—		29,076	1,734,403
President and Chief Operating	2009	350,570	190,000	1,990,450	(4)	—		29,766	2,560,786
Officer	2008	233,846	250,000	1,618,620	(5)	—		106,515	2,208,981
Omar A. Choucair	2010	344,847	140,000	—		—		25,991	510,838
Chief Financial Officer	2009	334,250	190,000	—		—		23,921	548,171
	2008	265,769	300,500	2,023,275	(6)	—		26,705	2,616,249

(1)
Represents the grant date fair value of equity awards granted to the NEO in the applicable fiscal year determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 13 to our Consolidated Financial Statements included in the Original Form 10-K for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements.

(2)
The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2010:

Name	401(k) Matching Contributions	Health Insurance Premiums	Automobile Allowance	Total
Scott K. Ginsburg	4,208	16,311	12,000	32,519
Neil H. Nguyen	3,419	16,311	9,346	29,076
Omar A. Choucair	3,449	16,311	6,231	25,991
(3)
Consists of 350,000 shares of restricted stock granted on October 20, 2008 with a grant date fair value of $5,922,000 calculated in accordance with FASB ASC Topic 718.

(4)
Consists of 125,000 stock options granted on December 21, 2009 with a grant date fair value of $1,990,450 calculated in accordance with FASB ASC Topic 718.

(5)
Consists of 200,000 stock options granted on December 23, 2008 with a grant date fair value of $1,618,620 calculated in accordance with FASB ASC Topic 718.

(6)
Consists of 250,000 stock options granted on December 23, 2008 with a grant date fair value of $2,023,275 calculated in accordance with FASB ASC Topic 718.

Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2010, none of NEOs received any plan-based awards.

Outstanding Equity Awards at Fiscal Year-End

        The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2010, the last day of our fiscal year, to each of the NEOs.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)
Scott K. Ginsburg	2,500	—	12.90	February 20, 2012	—		—
	100,000	—	5.88	July 12, 2013
	—	—	—	—	116,666	(2)	$3,369,314	(3)
Neil H. Nguyen	7,501	—	5.88	July 12, 2013	—		—
	100,000	100,000	14.14	December 23, 2018	—		—
	31,250	93,750	27.77	December 21, 2019	—		—
Omar A. Choucair	12,500	—	12.90	February 20, 2012	—		—
	40,000	—	5.88	July 12, 2013	—		—
	125,000	125,000	14.14	December 23, 2018	—		—

(1)
All of the options have a term of ten years from the original date of grant. Options will vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter.

(2)
Mr. Ginsburg's restricted stock vests on August 1, 2011.

(3)
Based on the trading price of our stock on December 31, 2010 of $28.88.

Option Exercises and Stock Vested

        The following table shows information regarding option exercises by, and the vesting of stock awards held by, the NEOs during the fiscal year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott K. Ginsburg	—	$—	116,667	$4,448,513
Neil H. Nguyen	—	$—	—	—
Omar A. Choucair	15,000	$404,530	—	—

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Employment Agreements

        The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee or the entire Board. The terms of Mr. Ginsburg's employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of Mr. Choucair's and Mr. Nguyen's employment agreements with us were the result of negotiations between our Chairman and Chief Executive Officer and Compensation Committee and the applicable executive.

Employment Agreement with Scott K. Ginsburg

        On October 3, 2008, the Company entered into an Employment Agreement with our Chief Executive Officer, Scott K. Ginsburg. Pursuant to the Employment Agreement between Mr. Ginsburg and the Company (the CEO Agreement), the Company agreed to employ Mr. Ginsburg as its Chief Executive Officer from August 1, 2008 through July 31, 2011. Under the CEO Agreement, Mr. Ginsburg is entitled to an annualized base salary of $450,000 for the twelve month period ending July 31, 2009, $468,000 for the twelve month period ending July 31, 2010 and $486,720 for the twelve month period ending July 31, 2011. The criteria upon which any bonus would be awarded will be determined in the sole discretion of the Compensation Committee. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Ginsburg is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $1,000 per month for the term of the CEO Agreement. Finally, during the term of the CEO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Ginsburg and his spouse and dependent family members under the Company's health plan.

        The CEO Agreement also includes provisions respecting severance. Pursuant to the CEO Agreement, if Mr. Ginsburg terminates his employment for good reason (as defined below) or following a change of control, or, is terminated prior to the end of the employment term by the Company other than for cause (as defined below) or death, he shall be entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination, payable in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for cause, he shall not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Ginsburg his salary as then in effect for a period of six months in a lump sum payment.

        Pursuant to the terms of Mr. Ginsburg's Restricted Stock Agreement dated October 9, 2008 but executed on October 20, 2008, he was granted 350,000 shares of restricted stock, one third of which vested on each of August 1, 2009 and 2010, with the remaining one-third scheduled to vest on August 1, 2011. In the event of a change in control, any remaining forfeiture provisions shall terminate.

        Under the CEO Agreement, good reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ginsburg to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CEO Agreement by Mr. Ginsburg.

        The CEO Agreement also contains standard non-solicitation, non-competition and confidentiality provisions.

        The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on October 3, 2008.

Employment Agreement with Neil H. Nguyen

        On January 11, 2010, the Company entered into an Amended and Restated Employment Agreement with Neil H. Nguyen. Pursuant to the Amended and Restated Employment Agreement

between Mr. Nguyen and the Company (the President Agreement), the Company agreed to employ Mr. Nguyen as its President and Chief Operating Officer from the date of the Agreement through December 31, 2012. Under the President Agreement, Mr. Nguyen is entitled to an annualized base salary of $395,000 for the year ending December 31, 2010, $415,000 for the year ending December 31, 2011 and $430,000 for the year ending December 31, 2012. Mr. Nguyen is eligible for an annual bonus of up to 75% of the then-applicable base salary during the term of the President Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Nguyen is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $750 per month for the term of the President Agreement. Finally, during the term of the President Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Nguyen and his spouse and dependent family members under the Company's health plan.

        The President Agreement also includes provisions respecting severance. Pursuant to the President Agreement, if Mr. Nguyen terminates his employment for good reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for cause (as described below), he shall be entitled to the greater of (i) all remaining salary to the end of the employment term or (ii) one year of salary. If he is terminated by the Company for cause, or at the end of the employment term, he shall not be entitled to further compensation.

        Pursuant to terms of Mr. Nguyen's employment agreement dated January 11, 2010, in the event of a change in control all outstanding stock options held by or on behalf of Mr. Nguyen shall become fully vested and exercisable.

        Under the President Agreement, good reason includes the assignment of duties inconsistent with his title or a material reduction in his authority, duties or responsibility, the relocation of the Company's principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the President Agreement by the Company. Under the President Agreement, cause includes commission of an act of fraud, theft or embezzlement or conviction of a felony or other crime involving moral turpitude, failure or refusal to follow the lawful directives of the Board, habitual neglect of or failure to perform his material duties to the Company or any material breach of the President Agreement by Mr. Nguyen.

        The President Agreement also contains standard non-solicitation, non-competition and confidentiality provisions.

        The above summary of the President Agreement is qualified in its entirety by reference to the full text of the President Agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed by the Company on January 14, 2010.

Employment Agreement with Omar A. Choucair

        Effective as of December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the effective date of the CFO Agreement through December 31, 2011. Under the CFO Agreement, Mr. Choucair is entitled to an annualized base salary of $335,000 for the year ending December 31, 2009, $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011. Mr. Choucair is eligible for an annual bonus of up to $140,000 during the term of the CFO Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. The Company retained the right to increase the base compensation and bonus, and grant additional equity incentive awards, as it deems appropriate. Mr. Choucair is entitled to participate in the Company's stock option plans, is entitled to four weeks of paid vacation per calendar year and is to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the CFO Agreement, the Company shall pay the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

        The CFO Agreement also includes provisions respecting severance. Pursuant to the CFO Agreement, if Mr. Choucair terminates his employment for good reason (as described below) or following a change in control, or, is terminated prior to the end of the employment term by the Company other than for cause (as described below) or death, he shall be entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination in a lump sum payment. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than Cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months in a lump sum payment.

        Pursuant to the terms of Mr. Choucair's employment agreement dated December 30, 2008, in the event of a change in control, all outstanding stock options held by or on behalf of Mr. Choucair shall become fully vested and exercisable.

        Under the CFO Agreement, good reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, cause includes conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CFO Agreement by Mr. Choucair.

        The CFO Agreement also contains standard non-solicitation, non-competition and confidentiality provisions.

        The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 8, 2009.

Potential Payments upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the NEOs' employment had terminated, or a change in control had occurred, on December 31, 2010, given the NEOs' compensation and service levels as of such date and, if applicable, based on the Company's closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary and vacation pay and distributions under the Company's 401(k) plan (assuming the executive participated in the plan).

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the Company's stock price and the executive's age.

Scott K. Ginsburg, Chairman and Chief Executive Officer

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change in control occurred on December 31, 2010, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason
Base Salary	$973,440	$—	$973,440
Bonus	$—	$—	$—
Acceleration of Vesting of Restricted Stock:
Number of Shares	116,666	—	—
Value(2)	$3,369,314	$—	$—

Total	$4,342,754	$—	$973,440

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change in control.

(2)
Value upon change in control is calculated using a value of our common stock of $28.88 per share, the closing price of our common stock on December 31, 2010.

Neil H. Nguyen, President and Chief Operating Officer

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change in control occurred on December 31, 2010, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Nguyen for Good Reason
Base Salary	$845,000	$—	$845,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options	193,750	—	—
Value(2)	$1,578,063	$—	$—

Total	$2,423,063	$—	$845,000

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change in control.

(2)
Value upon change in control is calculated using a value of our common stock of $28.88 per share, the closing price of our common stock on December 31, 2010, the last trading day in the fiscal year, less the exercise price of the options.

Omar A. Choucair, Chief Financial Officer

        The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change in control occurred on December 31, 2010, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary	$690,000	$—	$690,000
Bonus	$—	$—	$—
Acceleration of Vesting of Options:
Number of Stock Options	125,000	—	—
Value(2)	$1,842,500	$—	$—

Total	$2,532,500	$—	$690,000

(1)
Base salary would only be paid upon a termination of employment (including a voluntary termination of employment) following a change in control.

(2)
Value upon change in control is calculated using a value of our common stock of $28.88 per share, the closing price of our common stock on December 31, 2010, the last trading day in the fiscal year, less the exercise price of the options.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2010.

Name(1)	Fees Earned ($)	Stock-based Compensation(2)	Total ($)
William Donner	$31,500	$84,840	$116,340
Lisa Gallagher	21,000	84,840	105,840
Kevin C. Howe	31,500	84,840	116,340
David M. Kantor	21,000	84,840	105,840
Anthony J. LeVecchio	44,500	84,840	129,340
John R. Harris(3)	4,500	47,060	51,560

(1)
Scott Ginsburg, our Chairman and Chief Executive Officer, Neil Nguyen, our President and Chief Operating Officer, and Omar Choucair, our Chief Financial Officer, are not included in this table because they are employees and thus receive no compensation for their services as directors. The compensation received by Messrs. Ginsburg, Nguyen and Choucair as employees is shown in the Summary Compensation Table above.

(2)
Represents the grant date fair value determined in accordance with ASC Topic 718 of 2,000 shares of restricted stock granted to each non-employee director on May 27, 2010, which will vest over a one year period. See Note 13 to our Consolidated Financial Statements included in the Original Form 10-K for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements. Except with respect to Messrs. Kantor and LeVecchio, these shares of restricted stock represent the non-employee directors' only outstanding equity awards as of

  December 31, 2010. As of December 31, 2010, Messrs. Kantor and LeVecchio also held options to purchase 22,500 and 6,000 shares of our common stock, respectively.

(3)
Mr. Harris was elected to our Board of Directors in October 2010, and was awarded 2,000 shares of restricted stock on November 4, 2010 with a grant date fair value of $47,060. These shares of restricted stock represented Mr. Harris' only outstanding equity awards as of December 31, 2010.

  Director Compensation Policy

        Messrs. Ginsburg, Nguyen and Choucair are not paid any fees or other compensation for services as members of our Board of Directors or of any committee of our Board of Directors.

        During 2010, the non-employee members of our Board of Directors received compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid its directors an annual cash retainer of $12,000 plus $1,500 per Board of Directors meeting attended, plus $1,500 per meeting of each committee or special assignments of the Board of Directors. Mr. LeVecchio is paid an additional $13,000 annual cash retainer as Chairman of the Audit Committee.

        Members of our Board of Directors are also eligible to receive grants of equity awards both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee. Each member of the Board of Directors shown in the Director Compensation Table above received 2,000 shares of restricted stock in 2010.

        Effective April 1, 2011, the Company changed its director compensation policy by increasing the annual cash retainer to $40,000 and eliminating the fees paid for attending meetings. The annual cash retainer will increase to $50,000 effective January 1, 2012. In addition, the annual retainer paid to the chairmen of each committee was increased as follows:

Audit Committee Chairman Retainer	$20,000
Compensation Committee Chairman Retainer	$15,000
Nominating Committee Chairman Retainer	$12,000

        In addition, each member of the Board of Directors will receive an annual restricted stock award on the date of each annual meeting of the Company's stockholders, commencing with the 2011 annual meeting, with an estimated grant-date fair value of $95,000. These annual awards will vest on the first anniversary of the date of grant. In addition, all of these awards will vest in the event of a change of control.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Harris (Chairman), Kantor and Donner. Prior to October 2010, the members of the Compensation Committee were Messrs. Howe (Chairman) and Kantor, and Ms. Gallagher. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2010, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of March 31, 2011, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of March 31, 2011(1)(2)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(3)	2,205,139	8.0%
Moon Doggie Family Partnership
Neil H. Nguyen(4)	165,997	*
Omar A. Choucair(5)	203,893	*
John R. Harris	2,000	*
Jeffrey A. Rich	2,000	*
David M. Kantor(6)	26,500	*
Kevin C. Howe	14,200	*
Anthony J. LeVecchio(7)	16,500	*
Lisa C. Gallagher	18,000	*
William Donner	4,001	*
FMR, LLC	4,266,414	15.5%
82 Devonshire Street Boston, MA 02109
BlackRock Advisors, LLC	1,932,406	7.0%
40 East 52nd Street New York, NY 10022
Legg Mason Capital Management	1,691,270	6.1%
100 International Drive Baltimore, MD 21202
Janus Capital Group, Inc.	1,533,506	5.6%
151 Detroit Street Denver, CO 80206
All directors and executive officers as a group (9 persons)(8)	2,658,230	9.5%

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

(2)
The number of shares of common stock deemed beneficially owned as of March 31, 2011 was 28,200,740 which includes 140,671 shares of common stock from restricted grants and 648,623 options that are currently exercisable or will be exercisable within 60 days of March 31, 2011. Restricted grants to each of the non-employee members of the Board of Directors are 667 which will vest on May 14, 2011, 1,334 which will vest one-half on May 11, 2011 and May 11, 2012 and 2,000 which will vest on May 27, 2011; except for John Harris and Jeff Rich, who have a restricted grant of 2,000 that will vest on November 4, 2011 and March 16, 2012, respectively. Scott Ginsburg has 116,666 shares from a restricted grant which will vest on August 1, 2011. The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty days after March 31, 2011.

(3)
Includes 1,683,461 shares held of record by Scott K. Ginsburg, 116,666 shares of unvested restricted stock, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P. Includes options exercisable into 102,500 shares of common stock.

(4)
Includes options exercisable into 165,832 shares of common stock.

(5)
Includes options exercisable into 198,332 shares of common stock.

(6)
Includes options exercisable into 17,500 shares of common stock.

(7)
Includes options exercisable into 6,000 shares of common stock.

(8)
Includes options exercisable into 490,164 shares of common stock.

Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2010.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options approved by security holders	1,277,294	$19.64	767,466
Common stock warrants approved by security holders	1,898	$474.24	—
Total	1,279,192	$20.31	767,466

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter in order to determine whether or not the proposed transaction is fair to, and in the best interests of the Company. None of the Company's directors or executive officers (1) has entered into any transaction or series of similar transactions with the Company, (2) has any relationship, or has had any relationship with the Company, or (3) has outstanding indebtedness to the Company, which (in any case) requires disclosure under Item 404 of the SEC's Regulation S-K.

Director Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. LeVecchio, Mr. Donner, Mr. Harris, Mr. Rich and Ms. Gallagher are independent from our management, as an "independent director" as defined under the NASDAQ Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Audit Fees	$1,405,249	$1,538,561
Audit Related Fees	77,779	—
Tax Fees	—	—
All Other Fees	2,159	1,995
Total	$1,485,187	$1,540,556

  Audit Fees

        These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of the Sarbanes-Oxley Act, Section 404, fees for reviews of our equity offerings and related comfort letters, and audits of acquired entities.

  Audit-Related Fees

        We paid Ernst & Young $77,779 in 2010 for due diligence services related to 2010 acquisitions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Registered Public Accounting Firm

        Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the committee chair to pre-approve such services between committee meetings those services that have not already been pre-approved by the committee. The chair is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3)	See Index to Exhibits on page 38 of this Amendment No. 1 for a list of exhibits furnished as part of this Amendment No. 1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DG FASTCHANNEL, INC.
Date: May 2, 2011	By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name		Title	Date

* Scott K. Ginsburg		Chairman of the Board of Directors and Chief Executive Officer	May 2, 2011
* Neil H. Nguyen		President, Chief Operating Officer and Director	May 2, 2011
* Omar A. Choucair		Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 2, 2011
* William Donner		Director	May 2, 2011
* David M. Kantor		Director	May 2, 2011
* Lisa C. Gallagher		Director	May 2, 2011
* Kevin C. Howe		Director	May 2, 2011
* Anthony J. LeVecchio		Director	May 2, 2011
* John R. Harris		Director	May 2, 2011
*By:	/s/ SCOTT K. GINSBURG Scott K. Ginsburg As Attorney-in-Fact Pursuant to Powers of Attorney Previously Filed

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications.