Form 10-Q
period 2011-03-31
DG FastChannel, Inc
filed 2011-05-10
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 5, 2011, the Registrant had 27,411,446 shares of Common Stock, par value $0.001, outstanding.

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

•                  patent-infringement claims;

•                  risks associated with integrating acquisitions with our operations, personnel or technologies;

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$82,731	$73,409
Accounts receivable (less allowances of $1,946 in 2011 and $2,503 in 2010)	56,015	64,099
Deferred income taxes	1,955	1,955
Other current assets	3,661	2,626
Total current assets	144,362	142,089
Property and equipment, net	38,695	39,461
Goodwill	226,257	226,257
Deferred income taxes, net of current portion	10,088	12,774
Intangible assets, net	94,613	98,096
Other non-current assets	1,317	1,327
Total assets	$515,332	$520,004

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$8,433	$6,546
Accrued liabilities	6,606	11,139
Deferred revenue	1,741	1,450
Total current liabilities	16,780	19,135
Other non-current liabilities	3,945	3,957
Total liabilities	20,725	23,092

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,588 issued and 27,411 outstanding at March 31, 2011; 28,579 issued and 27,922 outstanding at December 31, 2010	29	29
Additional capital	616,207	614,705
Accumulated deficit	(91,117)	(103,796)
Accumulated other comprehensive income (loss)	60	(25)
Treasury stock, at cost	(30,572)	(14,001)
Total stockholders’ equity	494,607	496,912
Total liabilities and stockholders’ equity	$515,332	$520,004

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Video and audio content distribution	$62,038	$50,986
Other	2,687	3,216
Total revenues	64,725	54,202
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	21,259	16,526
Other	1,361	1,415
Total cost of revenues	22,620	17,941
Operating expenses:
Sales and marketing	2,703	3,112
Research and development	2,672	2,115
General and administrative	8,620	7,953
Depreciation and amortization	7,037	7,259
Total operating expenses	21,032	20,439
Income from operations	21,073	15,822
Other (income) expense:
Interest expense	49	2,045
Interest (income) and other expense, net	(108)	31
Income before income taxes	21,132	13,746
Provision for income taxes	8,453	5,704
Net income	$12,679	$8,042

Earnings per common share:
Basic	$0.45	$0.33
Diluted	$0.45	$0.32

Weighted average common shares outstanding:
Basic	27,794	24,349
Diluted	28,093	24,879

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	28,579	$29	(657)	$(14,001)	$614,705	$(25)	$(103,796)	$496,912
Common stock issued on exercise of stock options	6	—	—	—	123	—	—	123
Common stock issued under employee stock purchase plan	3	—	—	—	85	—	—	85
Purchase of treasury stock	—	—	(520)	(16,571)	—	—	—	(16,571)
Share-based compensation	—	—	—	—	1,294	—	—	1,294
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	85	—	85
Net income	—	—	—	—	—	—	12,679	12,679
Total comprehensive income								12,764
Balance at March 31, 2011	28,588	$29	(1,177)	$(30,572)	$616,207	$60	$(91,117)	$494,607

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,679	$8,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,553	4,238
Amortization of intangibles	3,484	3,021
Deferred income taxes	2,686	5,111
Provision for accounts receivable losses	527	929
Share-based compensation	1,294	1,048
Other	(19)	37
Changes in operating assets and liabilities:
Accounts receivable	7,557	1,018
Other assets	(1,025)	(730)
Accounts payable and other liabilities	(2,569)	(4,047)
Deferred revenue	291	271
Net cash provided by operating activities	28,458	18,938

Cash flows from investing activities:
Purchases of property and equipment	(1,420)	(2,226)
Capitalized costs of developing software	(1,368)	(1,349)
Proceeds from disposal of property	29	—
Net cash used in investing activities	(2,759)	(3,575)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	208	7,224
Purchases of treasury stock	(16,571)	—
Repayments of capital leases	(99)	—
Repayments of long-term debt	—	(5,375)
Net cash provided by (used in) financing activities	(16,462)	1,849

Effect of exchange rate changes on cash and cash equivalents	85	(66)
Net increase in cash and cash equivalents	9,322	17,146
Cash and cash equivalents at beginning of period	73,409	33,870

Cash and cash equivalents at end of period	$82,731	$51,016

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$1,523
Cash paid for income taxes	$3,279	$2,037

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

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”).  Revenues presented in the financial statements are net of sales taxes collected.

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

2.  RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 which changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Accounting Standards Codification (“ASC”) topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements will not affect our financial position, results of operations or cash flows.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$50,300	$—	$—	$50,300
Equity securities—restricted stock	—	300	—	300
Put/call option on equity securities	—	200	—	200

Total	$50,300	$500	$—	$50,800

Liabilities:
Match Point earnout	$—	$—	$1,702	$1,702

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$36,537	$—	$—	$36,537
Equity securities—restricted stock	—	300	—	300
Put/call option on equity securities	—	200	—	200

Total	$36,537	$500	$—	$37,037

Liabilities:
Match Point earnout	$—	$—	$1,602	$1,602

Our cash equivalents consist of highly liquid money market funds. Fair values of our cash equivalents and equity securities—restricted stock was determined based upon market prices. The value of the put option, net of a call option, is based upon the Black-Scholes pricing model using observable inputs.

The earnout was determined based upon our estimate of expected future Match Point revenues and the corresponding earnout levels achieved, discounted to their present value. The change in fair value has been recorded in cost of revenues in the accompanying consolidated statement of income.  The earnout liability is recorded net of a $1.0 million escrow deposit made. The following table provides a reconciliation of changes in the fair values of our level 3 liabilities (in thousands):

Match Point Earnout
Beginning balance, December 31, 2010	$1,602
Additions	—
Change in fair value during the period	100
Payments	—

Ending balance, March 31, 2011	$1,702

4.  ACQUISITION RELATED EXIT COSTS

In connection with the acquisition of the Vyvx advertising services business (“Vyvx”) in June 2008 and Enliven Marketing Technologies Corporation (“Enliven”) in October 2008, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from the acquisition dates to March 31, 2011 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments, net	Balance at December 31, 2010	New Charges	Plus Interest Accretion and/or Less Cash Payments, net	Balance at March 31, 2011
Vyvx:
Office closures	$3,298	$(1,649)	$1,649	$—	$(101)	$1,548
Enliven:
Unfavorable contract	502	(40)	462	—	(63)	399

Total	$3,800	$(1,689)	$2,111	$—	$(164)	$1,947

At March 31, 2011, $1.4 million and $0.5 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.  At December 31, 2010, $1.6 million and $0.5 million of such amounts were included in other non-current liabilities and accrued liabilities, respectively, on the accompanying consolidated balance sheet.

5.  LONG-TERM DEBT

Prior to April 2010, we had a $185 million credit facility (the “Prior Senior Credit Facility”) that contained term loans, acquisition loans and a $30 million revolving credit facility. Borrowings under the Prior Senior Credit Facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio.  In April 2010, we issued 3.7 million shares of our common stock in a public equity offering that raised $108 million in net proceeds and used $97 million of the proceeds to retire all of our outstanding debt.

In May 2011, we entered into a $150 million revolving credit facility.  See Note 11.

6.  SHARE-BASED COMPENSATION

We issued stock options in the amounts and for the periods shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2011	2010
Number of options granted	12,000	None
Grant date fair value of options granted (in thousands)	$205	$—
Weighted average exercise price of options granted	$29.62	$—
Volatility (1)	59%	—%
Risk free interest rate (2)	2.7%	—%
Expected term (in years) (3)	6.3	—
Expected annual dividends	None	None

(1)	Expected volatility is based on the historical volatility of our common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)

The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche. We used this simplified method as we do not have sufficient historical data in order to calculate a more appropriate estimate.

We recognized approximately $1.3 million and $1.0 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended March 31, 2011 and 2010, respectively.  Unrecognized compensation costs related to unvested options and restricted stock was $8.5 million at March 31, 2011.  These costs are expected to be recognized over the weighted-average remaining vesting period of 2.6 years.

7.  EARNINGS PER SHARE

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (e.g. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and warrants. The following table reconciles earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Net income	$12,679	$8,042
Less net income allocated to participating unvested share awards	(63)	(83)
Net income attributable to common shares	$12,616	$7,959

Weighted average common shares outstanding - basic	27,794	24,349
Dilutive stock options and warrants	299	530
Weighted average common shares outstanding - diluted	28,093	24,879

Earnings per common share:
Basic	$0.45	$0.33
Diluted	$0.45	$0.32

Antidilutive securities not included:
Options and warrants	564	239

8.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$12,679	$8,042
Unrealized gain on interest rate swaps, net of tax expense of $67 for the three months ended March 31, 2010	—	95
Foreign currency translation adjustment	85	(66)

Total comprehensive income	$12,764	$8,071

9.  SEGMENT INFORMATION

Our two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) all other. The all other segment includes creative research services (i.e., SourceEcreative) and Internet marketing services (i.e., Springbox). Our reportable segments have been determined based on related products and services. Our reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2011			2010
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$62,038	$2,687	$64,725	$50,986	$3,216	$54,202
Depreciation and amortization	6,930	107	7,037	7,161	98	7,259
Income from operations	20,673	400	21,073	14,880	942	15,822

10.  CONTINGENCY

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re DG FastChannel, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the action vigorously.

We expect our defense costs and any loss that may result from this claim will be covered under our insurance policies.

We are involved in a variety of other legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our financial statements.

11.  SUBSEQUENT EVENTS

Acquisition

On April 1, 2011, we acquired substantially all the assets and operations, and assumed certain liabilities, of private-held MIJO Corporation (“MIJO”) for approximately $43.5 million (USD), which includes a $2.5 million working capital payment that is subject to adjustment.  MIJO, established in 1978 and based in Toronto, Canada, provides broadcast and digital media services to the Canadian advertising, entertainment and broadcast industries.

Increase in Share Repurchase Program

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions.  The stock repurchase plan has no expiration date.  Through March 31, 2011, we had repurchased 1.1 million shares at a cost of $29.7 million under the share repurchase program.  On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million.

Revolving Credit Facility

On May 2, 2011, we entered into a five-year, $150 million revolving credit facility with a group of lenders (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at the alternative base rate or LIBOR, plus the applicable margin for each that fluctuates with the consolidated leverage ratio (as defined).  The Revolving Credit Facility provides for future acquisitions and contains financial covenants pertaining to (i) the maximum consolidated leverage ratio and (ii) the minimum fixed charge coverage ratio. The Revolving Credit Facility also contains a variety of restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default.  There are no restrictions on accumulated deficit or net income other than the declaration or payment of cash dividends. Further, there are no restrictions in our Revolving Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Revolving Credit Facility is guaranteed by substantially all of our subsidiaries and is collateralized by a first priority lien on substantially all of our assets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report on Form 10-Q.

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this Report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of our assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recently Issued Accounting Guidance in Note 2 to our unaudited consolidated financial statements contained in this Report.

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters, online publishers and other media outlets.  Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub and ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including general economic conditions, the overall advertising market, the financial stability of our customers, new emerging digital technologies, the increasing trend towards delivering high definition (“HD”) data files, and the continued transition from the traditional dub and ship delivery method to digital broadcast signal transmission.

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. During the last three fiscal years we purchased three separate businesses involved in the distribution of media content.

Our business is seasonal as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

First Quarter Highlights

•                  Our diluted earnings increased to $0.45 per share, or 41%, compared to $0.32 per share in last year’s first quarter.

•                  Revenues from HD advertising increased $12.7 million, or 64%, from last year’s first quarter.

•                  We repurchased 519,500 shares of our common stock for $16.6 million.

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2011	Three Months Ended
	March 31,		vs.	March 31,
	2011	2010	2010	2011	2010
Revenues	$64,725	$54,202	19%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	22,620	17,941	26	34.9	33.1
Sales and marketing	2,703	3,112	(13)	4.2	5.7
Research and development	2,672	2,115	26	4.1	3.9
General and administrative	8,620	7,953	8	13.3	14.7
Depreciation and amortization	7,037	7,259	(3)	10.9	13.4
Total costs and expenses	43,652	38,380	14	67.4	70.8

Income from operations	21,073	15,822	33	32.6	29.2

Other (income) expense:
Interest expense	49	2,045	(98)	0.1	3.8
Interest (income) and other expense, net	(108)	31	NM	(0.2)	0.1

Income before income taxes	21,132	13,746	54	32.7	25.3
Provision for income taxes	8,453	5,704	48	13.1	10.5

Net income	$12,679	$8,042	58	19.6	14.8

(a)     Excludes depreciation and amortization.

NM — Not meaningful

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$21,073	$15,822	33%	32.6%	29.2%
Depreciation and amortization	7,037	7,259	(3)	10.9	13.4
Share-based compensation	1,294	1,048	23	2.0	1.9

Adjusted EBITDA (b)	$29,404	$24,129	22%	45.5	44.5

Reconciliation of Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

Net income	$12,679	$8,042	58%	19.6%	14.8%
Amortization of intangibles	3,484	3,021	15	5.4	5.6
Share-based compensation	1,294	1,048	23	2.0	1.9
Income tax effect of above items	(1,911)	(1,689)	13	(3.0)	(3.1)

Non-GAAP net income (b)	$15,546	$10,422	49%	24.0	19.2

(b)     See discussion on Non-GAAP financial measures on a following page.

Revenues.      For the three months ended March 31, 2011, revenues increased $10.5 million, or 19%, as compared to the same period in the prior year.  The video and audio content distribution segment increased $11.0 million, partially offset by a $0.5 million decrease in the all other segment.  The increase in the video and audio content distribution segment was primarily due to (i) a $12.7 million increase in HD revenue ($32.4 million in 2011 vs. $19.7 million in 2010), (ii) a $0.7 million increase in Unicast revenue, both of which were driven by an increase in deliveries, and (iii) the acquisition of Match Point on

October 1, 2010 which contributed $5.2 million of revenue, partially offset by a decrease in standard definition (“SD”) revenue ($6.1 million) and Pathfire revenue ($0.9 million).  HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content.  Both HD and SD revenue per delivery decreased due to volume discounts and the competitive environment.  HD revenue pricing per delivery also decreased in 2011 as a result of a higher percentage of electronic deliveries (electronic deliveries are priced lower than physical deliveries).  The all other segment revenues decreased $0.5 million due to a $0.7 million decline in Springbox revenue ($1.2 million in 2011 vs. $1.9 million in 2010) partially offset by a $0.2 million increase in SourceEcreative revenue.

Cost of Revenues.      For the three months ended March 31, 2011, cost of revenues increased $4.7 million, or 26%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 34.9% in the current period as compared to 33.1% in the same period in the prior year.  Costs of revenues increased due to the inclusion of Match Point, a direct response advertiser, in our operating results ($3.4 million) and higher personnel costs ($1.5 million) associated with an increase in our revenues.  The decrease in our gross margin percentage is due to the acquisition of Match Point which has a lower gross margin percentage than the balance of the Company.

Sales and Marketing.      For the three months ended March 31, 2011, sales and marketing expense decreased $0.4 million, or 13%, as compared to the same period in the prior year.   The decrease was principally attributable to a reduction in personnel costs.

Research and Development.      For the three months ended March 31, 2011, research and development costs increased $0.6 million, or 26%, as compared to the same period in the prior year.  The increase relates primarily to an increase in the number of engineers and related benefit costs associated with the growth in our revenues.

General and Administrative.      For the three months ended March 31, 2011, general and administrative expense increased $0.7 million, or 8%, as compared to the same period in the prior year.  The increase was primarily attributable to higher personnel costs ($1.2 million) partially offset by a reduction of professional fees ($0.6 million).  Personnel costs increased largely due to an increase in incentive compensation associated with our improved operating results and a larger staff principally associated with the acquisition of Match Point.  Professional fees declined as the prior year quarter included higher legal costs associated with a vendor lawsuit which was settled in September 2010.

Depreciation and Amortization.      For the three months ended March 31, 2011, depreciation and amortization expense decreased $0.2 million, or 3%, as compared to the same period in the prior year.  The decrease was primarily attributable to a reduction of depreciation expense ($0.7 million) as a result of fully depreciating certain fixed assets in the prior year, partially offset by an increase in amortization expense ($0.5 million) associated with amortizing certain intangible assets obtained in the October 2010 acquisition of Match Point.

Interest Expense.     For the three months ended March 31, 2011, interest expense decreased $2.0 million, or 98%, as compared to the same period in the prior year.  The decrease was due to retiring all of our outstanding debt in April 2010.

Interest Income and Other Expense, net.     For the three months ended March 31, 2011, interest income and other increased $0.1 million as compared to the same period in the prior year.  The increase was the result of having larger amounts of cash invested in interest bearing accounts and an increase in other income.

Provision for Income Taxes.     For the three months ended March 31, 2011 and 2010, the provision for income taxes was 40.0% and 41.5%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of state income taxes and certain non-deductible expenses.  The reduction in our effective tax rate is due to (i) liquidating two US subsidiaries during 2010 and (ii) having a lower level of non deductible expenses on a percentage basis as a result of having higher taxable income.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we have historically provided additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our past performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. Our management uses these non-GAAP financial measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in its financial and operational decision-making. There are limitations associated with reliance on these non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies while also gaining a better understanding of our operating performance as evaluated by management.

We define “Adjusted EBITDA” as net income, before interest, taxes, depreciation and amortization, share-based compensation, restructuring / impairment charges and benefits, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation or impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs, and may not be indicative of current or future capital expenditures.

We define “non-GAAP net income” as net income before amortization of intangible assets, impairment charges and share-based compensation expense.  All amounts excluded from non-GAAP net income are reported net of the tax benefit these expenses provide.

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

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$82,731	$73,409
Accounts receivable, net	56,015	64,099
Property and equipment, net	38,695	39,461
Deferred income taxes	12,043	14,729
Goodwill and intangible assets, net	320,870	324,353

Liabilities:
Accounts payable and accrued liabilities	15,039	17,685

Stockholders’ equity	494,607	496,912

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The increase in cash and cash equivalents primarily relates to cash generated from operating activities ($28.5 million) in excess of cash used to purchase treasury stock ($16.6 million).

Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 78 days at both March 31, 2011 and December 31, 2010.

Property and equipment tends to increase when we make significant improvements to our equipment, expand our network or initiate capitalized software development projects. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For the three months ended March 31, 2011 and 2010, purchases of property and equipment were $1.4 million and $2.2 million, respectively. For the three months ended March 31, 2011 and 2010, capitalized costs of developing software were $1.4 million and $1.3 million, respectively.

Goodwill and intangible assets decreased during 2011 as a result of amortization of intangible assets.

Accounts payable and accrued liabilities decreased $2.6 million during 2011. The decrease primarily relates to the timing of payments and payments on capital lease obligations.

Stockholders’ equity decreased $2.3 million during 2011. The decrease primarily relates to the purchase of treasury stock ($16.6 million) in excess of net income ($12.7 million) and share-based compensation expense ($1.3 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$12,679	$8,042
Depreciation and amortization	7,037	7,259
Deferred income taxes and other	4,488	7,125
Changes in operating assets and liabilities, net	4,254	(3,488)
Total	28,458	18,938

Investing activities:
Purchases of property and equipment	(1,420)	(2,226)
Capitalized costs of developing software	(1,368)	(1,349)
Proceeds from disposal of property	29	—
Total	(2,759)	(3,575)

Financing activities:
Proceeds from issuance of common stock, net	208	7,224
Purchases of treasury stock	(16,571)	—
Repayments of capital leases	(99)	—
Repayments of debt	—	(5,375)
Total	(16,462)	1,849

Effect of exchange rate changes on cash	85	(66)

Net increase in cash and cash equivalents	$9,322	$17,146

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes.  In 2011, we generated $28.5 million in cash from operating activities as compared to $18.9 million in 2010. The increase was largely driven by our improved operating results and a net decrease in our operating assets and liabilities.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During the last three fiscal years we have acquired three businesses.  In April 2011, subsequent to quarter end, we acquired the net assets and operations of MIJO Corporation, an advertising distribution and services business based in Toronto, Canada, for approximately $43 million cash (see note 11 to the consolidated financial statements).

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchase of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•                  cash on hand,

•                  cash generated from operating activities,

•                  borrowings from a credit facility, and

•                  the issuance of equity securities.

As of March 31, 2011, we had $82.7 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of March 31, 2011, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $100 million of preferred stock.

In May 2011, we entered into a $150 million revolving credit facility (see Note 11 to our consolidated financial statements).

We believe our sources of liquidity, including our cash on hand and cash generated from operating activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the purchase of our common stock,

•                  the organic growth of our business, and

•                  the strategic acquisition of media-related companies (see note 11 to our consolidated financial statements).

During 2011, we expect we will:

•                  purchase property and equipment and incur capitalized software development costs ranging from $11 to $14 million.

We expect to use cash to further expand and develop our business. We may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders. Further, in April 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million.

Contractual Payment Obligations

There have been no material changes to our contractual payment obligations since December 31, 2010.  Refer to our Annual Report for additional information regarding our contractual payment obligations.

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

Foreign Currency Exchange Risk

Historically, we have provided limited services to entities located outside the United States and, therefore, our exchange rate gains and losses have not been material.  However, in April 2011 we acquired the net assets of MIJO Corporation, a Toronto, Canada advertising distribution and services business.  As a result, absent hedging our foreign currency exposure, we may experience significant foreign currency transaction gains and losses.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re DG FastChannel, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company intends to defend the action vigorously.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions.  The stock repurchase plan has no expiration date.  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2011 through January 31, 2011	—	$—	—	$16,852
February 1, 2011 through February 28,2011	—	$—	—	$16,852
March 1, 2011 through March 31, 2011	519,500	$31.90	519,500	$281

Total	519,500	$31.90	519,500	$281

On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million.

Item 5

Amendment to Employment Agreement with Scott K. Ginsburg

On May 10, 2011, the Company entered into an amendment (the “CEO Amendment”) to the existing Employment Agreement, dated October 3, 2008, with our Chief Executive Officer, Scott K. Ginsburg (the “CEO Agreement”).  Pursuant to the CEO Amendment, the term of the CEO Agreement was extended by five months through December 31, 2011.  In addition, pursuant to the CEO Amendment, Mr. Ginsburg’s annualized base salary was increased to $600,000, effective retroactively to January 1, 2011, and Mr. Ginsburg’s target annual bonus for 2011 was increased to 200% of his then-applicable annual base salary.

The CEO Amendment also amends the provisions of the CEO Agreement respecting severance. Pursuant to the CEO Agreement, as amended, if Mr. Ginsburg terminates his employment for good reason (as defined below) or following a change of control, or, is terminated prior to the end of the employment term by the Company other than for cause (as defined below) or death, he shall be entitled to the sum of (i) the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination, payable in a lump sum payment, plus (ii) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs, which annual bonus shall be determined by the Compensation Committee based on the Company’s performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment on the date on which annual bonuses for the year in which his termination occurs are paid to the Company’s executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs.  In the event of Mr. Ginsburg’s death or his termination of employment by reason of his disability during the employment term, he will be entitled to receive the annual bonus amount as described in clause (ii) above.

Following the end of the employment term, upon termination of his employment with the Company for any reason other than cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Ginsburg the sum of (i) his salary as then in effect for a period of six months in a lump sum payment, plus (ii) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs, which annual bonus shall be determined by the Compensation Committee based on the Company’s performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment on the date on which annual bonuses for the year in which his termination occurs are paid to the Company’s executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs.

If Mr. Ginsburg is terminated by the Company for cause, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Under the CEO Agreement, good reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the CEO Agreement by the Company. Under the CEO Agreement, cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ginsburg to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CEO Agreement by Mr. Ginsburg.

The above summary of the CEO Amendment is qualified in its entirety by reference to the full text of the CEO Amendment, a copy of which is being filed as an exhibit to this Quarterly Report on Form 10-Q, and the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on October 3, 2008.

Amendment to Employment Agreement with Neil H. Nguyen

On May 10, 2011, the Company entered into an amendment (the “President Amendment”) to the existing Amended and Restated Employment Agreement, dated January 11, 2010, with our President and Chief Operating Officer, Neil H. Nguyen (the “President Agreement”).  Pursuant to the President Amendment, Mr. Nguyen’s annualized base salary was increased to $450,000, effective retroactively to January 1, 2011.

The President Amendment also amends the provisions of the President Agreement respecting severance. Pursuant to the President Agreement, as amended, if Mr. Nguyen terminates his employment for good reason (as defined below) or following a change of control, or, is terminated prior to the end of the employment term by the Company other than for cause (as defined below) or death, he shall be entitled to the sum of (i) the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the first anniversary of the date of termination, at the rate of salary in effect on the date of termination, payable over the severance period in accordance with the Company’s then standard payroll practices, plus (ii) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs, which annual bonus shall be determined by the Compensation Committee based on the Company’s performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment on the date on which annual bonuses for the year in which his termination occurs are paid to the Company’s executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs.  In the event of Mr. Nguyen’s death or his termination of employment by reason of his disability during the employment term, he will be entitled to receive the annual bonus amount as described in clause (ii) above.

Following the end of the employment term, upon termination of his employment with the Company for any reason other than cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Nguyen the sum of (i) his salary as then in effect for a period of six months, payable over the severance period in accordance with the Company’s then standard payroll practices, plus (ii) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs, which annual bonus shall be determined by the Compensation Committee based on the Company’s performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment on the date on which annual bonuses for the year in which his termination occurs are paid to the Company’s executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs.

Under the President Agreement, good reason includes the assignment of duties inconsistent with his title or a material reduction in his authority, duties or responsibility, the relocation of the Company’s principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the President Agreement by the Company. Under the President Agreement, cause includes commission of an act of fraud, theft or embezzlement or conviction of a felony or other crime involving moral turpitude, failure or refusal to follow the lawful directives of the Board, habitual neglect of or failure to perform his material duties to the Company or any material breach of the President Agreement by Mr. Nguyen.

The above summary of the President Amendment is qualified in its entirety by reference to the full text of the President Amendment, a copy of which is being filed as an exhibit to this Quarterly Report on Form 10-Q, and the full text of the President Agreement, a copy of which was filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 14, 2010.

Amendment to Executive Restricted Stock Unit Awards

In March 2011, the Compensation Committee approved restricted stock unit awards to Messrs. Ginsburg and Nguyen, consisting of 90,000 performance-based restricted stock units to Mr. Ginsburg and 33,000 performance-based restricted stock units to Mr. Nguyen, pursuant to the Company’s 2006 Long-Term Stock Incentive Plan.  Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates.  However, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeds 7% of the Company’s EBITDA for the 2011 fiscal year, the number of shares subject to such award will be automatically reduced to conform to such limit.

In May 2011, the Compensation Committee amended the vesting provisions applicable to these awards to provide that they will vest on an accelerated basis in the event of (i) an executive’s termination of employment by the Company without cause (as defined in the employment agreements described above), (ii) an executive’s resignation for good reason (as defined in the employment agreements described above), (iii) an executive’s death, (iv) an executive’s termination of employment by reason of his disability, (v) a change in control, or (vi) with respect to Mr. Ginsburg, in the event of his retirement, which is defined as his termination of employment or separation from service following the date on which he attains age 60.

The above summary of the restricted stock unit awards granted to Messrs. Ginsburg and Nguyen is qualified in its entirety by reference to the full text of the Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement with each executive, copies of which are being filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits
10.1	Amendment to Employment Agreement, dated May 10, 2011 between DG FastChannel, Inc. and Scott K. Ginsburg.
10.2	Amendment to Amended and Restated Employment Agreement, dated May 10, 2011 between DG FastChannel, Inc. and Neil H. Nguyen.
10.3	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between DG FastChannel, Inc. and Scott K. Ginsburg.
10.4	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement between DG FastChannel, Inc. and Neil H. Nguyen.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Date: May 10, 2011	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer