Form 10-Q
period 2011-06-30
DG FastChannel, Inc
filed 2011-08-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, the Registrant had 27,442,999 shares of Common Stock, par value $0.001, outstanding.

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

•                  patent-infringement claims;

•                  risks associated with integrating the MediaMind and other acquisitions with our operations, personnel or technologies;

•                  operating in a variety of foreign jurisdictions;

•                  flucuations in currency exchange rates;

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DG FASTCHANNEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$59,171	$73,409
Accounts receivable (less allowances of $2,003 in 2011 and $2,503 in 2010)	57,078	64,099
Deferred income taxes	1,955	1,955
Other current assets	6,275	2,626
Assets of discontinued operations	2,746	2,659
Total current assets	127,225	144,748
Property and equipment, net	44,550	39,380
Goodwill	243,723	226,257
Deferred income taxes	11,973	12,774
Intangible assets, net	104,342	95,518
Other non-current assets	2,592	1,327
Total assets	$534,405	$520,004

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,661	$6,546
Accrued liabilities	17,784	11,139
Deferred revenue	2,129	1,450
Total current liabilities	23,574	19,135
Other non-current liabilities	3,995	3,957
Total liabilities	27,569	23,092

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,611 issued and 27,434 outstanding at June 30, 2011; 28,579 issued and 27,922 outstanding at December 31, 2010	29	29
Additional capital	618,172	614,705
Accumulated deficit	(80,904)	(103,796)
Accumulated other comprehensive income (loss)	111	(25)
Treasury stock, at cost	(30,572)	(14,001)
Total stockholders’ equity	506,836	496,912
Total liabilities and stockholders’ equity	$534,405	$520,004

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Video and audio content distribution	$66,336	$56,817	$128,374	$107,803
Other	1,516	1,373	2,988	2,718
Total revenues	67,852	58,190	131,362	110,521
Cost of revenues (excluding depreciation and amortization):
Video and audio content distribution	22,677	16,799	43,936	33,325
Other	258	199	513	385
Total cost of revenues	22,935	16,998	44,449	33,710
Operating expenses:
Sales and marketing	3,522	3,465	6,225	6,577
Research and development	2,673	2,430	5,345	4,545
General and administrative	12,674	8,812	21,024	16,582
Depreciation and amortization	7,534	6,935	14,384	14,009
Total operating expenses	26,403	21,642	46,978	41,713
Income from operations	18,514	19,550	39,935	35,098
Other expense:
Write-off of deferred loan fees	—	2,162	—	2,162
Loss on interest rate swap termination	—	2,135	—	2,135
Other interest expense	183	121	232	2,166
Total interest expense	183	4,418	232	6,463
Interest (income) and other, net	(14)	29	(122)	60
Income before income taxes	18,345	15,103	39,825	28,575
Provision for income taxes	7,847	6,273	16,439	11,867
Income from continuing operations	10,498	8,830	23,386	16,708
Discontinued operations:
Income (loss) from discontinued operations	(285)	170	(494)	334
Net income	$10,213	$9,000	$22,892	$17,042

Basic income (loss) per common share:
Continuing operations	$0.38	$0.31	$0.84	$0.63
Discontinued operations	(0.01)	0.01	(0.01)	0.02
Total	$0.37	$0.32	$0.83	$0.65

Diluted income (loss) per common share:
Continuing operations	$0.38	$0.31	$0.83	$0.62
Discontinued operations	(0.01)	0.01	(0.01)	0.02
Total	$0.37	$0.32	$0.82	$0.64

Weighted average common shares outstanding:
Basic	27,421	27,894	27,606	26,131
Diluted	27,752	28,231	27,921	26,565

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	28,579	$29	(657)	$(14,001)	$614,705	$(25)	$(103,796)	$496,912
Common stock issued on exercise of stock options	10	—	—	—	172	—	—	172
Common stock issued under employee stock purchase plan	3	—	—	—	85	—	—	85
Common stock issued on vesting of restricted stock	19	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(520)	(16,571)	—	—	—	(16,571)
Share-based compensation	—	—	—	—	3,210	—	—	3,210
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	22,892	22,892
Total comprehensive income								23,028
Balance at June 30, 2011	28,611	$29	(1,177)	$(30,572)	$618,172	$111	$(80,904)	$506,836

The accompanying notes are an integral part of these financial statements.

DG FASTCHANNEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$22,892	$17,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,504	8,327
Amortization of intangibles	7,268	6,054
Deferred income taxes	801	7,335
Provision for accounts receivable losses	927	1,531
Share-based compensation	3,210	2,228
Changes in operating assets and liabilities:
Accounts receivable	10,813	890
Other assets	(4,604)	1,239
Accounts payable and other liabilities	2,862	(2,597)
Deferred revenue	473	(352)
Net cash provided by operating activities	52,146	41,697

Cash flows from investing activities:
Purchases of property and equipment	(3,030)	(4,363)
Capitalized costs of developing software	(3,206)	(2,370)
Acquisition of MIJO	(43,800)	—
Proceeds from disposal of property	29	—
Net cash used in investing activities	(50,007)	(6,733)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	257	115,676
Purchases of treasury stock	(16,571)	—
Repayments of capital leases	(199)	(2,327)
Repayments of long-term debt	—	(102,462)
Net cash provided by (used in) financing activities	(16,513)	10,887

Effect of exchange rate changes on cash and cash equivalents	136	(97)
Net increase (decrease) in cash and cash equivalents	(14,238)	45,754
Cash and cash equivalents at beginning of period	73,409	33,870

Cash and cash equivalents at end of period	$59,171	$79,624

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$4,863
Cash paid for income taxes	$16,618	$6,199
Capital lease obligations incurred	$—	$1,057

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

On July 26, 2011, we completed the acquisition of all the issued and outstanding shares of MediaMind Technologies, Inc. (“MediaMind”) for approximately $498 million in cash.  See Note 13.

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

In May 2011, the FASB issued ASU 2011-04 which conforms existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. ASU 2011-04 is effective for us on January 1, 2012.  We are currently evaluating the potential impact of these changes on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which changes the options when presenting comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for us on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, we have determined these changes will not have an impact on our consolidated financial statements.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$53,828	$—	$—	$53,828

Liabilities:
Match Point earnout	$—	$—	$1,754	$1,754

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Cash equivalents	$36,537	$—	$—	$36,537
Equity securities—restricted stock	—	300	—	300
Put/call option on equity securities	—	200	—	200

Total	$36,537	$500	$—	$37,037

Liabilities:
Match Point earnout	$—	$—	$1,602	$1,602

Our cash equivalents consist of highly liquid money market funds. Fair values of our cash equivalents and equity securities—restricted stock were determined based upon market prices. The value of the put option, net of a call option, is based upon the Black-Scholes option pricing model using observable inputs.  In April 2011, we exercised our put option and received the combined recorded value of the equity securities—restricted stock and the put/call option on equity securities of $0.5 million.

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

Match Point Earnout
Beginning balance, December 31, 2010	$1,602
Change in fair value during the period	152

Ending balance, June 30, 2011	$1,754

4.  ACQUISITION

On April 1, 2011, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held MIJO Corporation (“MIJO”) for approximately $43.8 million, which includes a $2.4 million working capital payment that is subject to adjustment.  MIJO, established in 1978 and based in Toronto, Canada, provides broadcast and digital media services to the Canadian advertising, entertainment and broadcast industries.  MIJO is part of our video and audio content distribution segment.  The objective of acquiring MIJO was to expand our customer base and product offerings. The purchase price has been preliminarily allocated based on the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocation is as follows (in millions):

Category	MIJO
Current assets	$5.1
Property and equipment	6.8
Customer relationships	8.5
Trade name	2.9
Developed technology	2.1
Noncompetition agreement	2.4
Goodwill	17.5
Total assets acquired	45.3
Less liabilities assumed	(1.5)

Net assets acquired	$43.8

The customer relationships, trade name, developed technology and noncompetition agreements are being amortized over 15 years, 10 years, 6 years and 3 years, respectively.  The goodwill and intangible assets created in the acquisition are deductible for tax purposes.  The goodwill created in the acquisition has been allocated to the video and audio content distribution segment.  We recognized $5.3 million and $1.0 million of revenue and income before income taxes, respectively, from MIJO in our consolidated results of operations for the three months ended June 30, 2011.  The MIJO purchase price allocation is preliminary pending further review and analysis of tangible and intangible asset valuations and finalization of the working capital adjustment.

Pro Forma Information

The following pro forma information presents our results of operations as if the MIJO (acquired April 1, 2011) and Match Point (acquired October 1, 2010) acquisitions had occurred on January 1, 2010 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported				Pro Forma
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	$67,852	$58,190	$131,362	$110,521	$67,852	$66,822	$136,539	$128,146
Income from continuing operations	10,498	8,830	23,386	16,708	10,498	9,263	23,657	17,051
Income per share — continuing operations:
Basic	$0.38	$0.31	$0.84	$0.63	$0.38	$0.33	$0.85	$0.65
Diluted	$0.38	$0.31	$0.83	$0.62	$0.38	$0.33	$0.84	$0.64

5.  ACQUISITION RELATED EXIT COSTS

In connection with the acquisition of the Vyvx advertising services business (“Vyvx”) in June 2008 and Enliven Marketing Technologies Corporation (“Enliven”) in October 2008, we recorded exit costs related to discontinuing certain activities and personnel of the acquired operations.  Below is a rollforward of acquisition related exit costs from the acquisition dates to June 30, 2011 (in thousands):

	Total Amount Expected to be Incurred	Plus Interest Accretion and/or Less Cash Payments, net	Balance at December 31, 2010	New Charges	Plus Interest Accretion and/or Less Cash Payments, net	Balance at June 30, 2011
Vyvx:
Office closures	$3,298	$(1,649)	$1,649	$—	$(191)	$1,458
Enliven:
Unfavorable contract	502	(40)	462	—	(50)	412

Total	$3,800	$(1,689)	$2,111	$—	$(241)	$1,870

At June 30, 2011, $1.4 million and $0.5 million of such amounts are included in other non-current liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheet.  At December 31, 2010, $1.6 million and $0.5 million of such amounts are included in other non-current liabilities and accrued liabilities, respectively, in the accompanying consolidated balance sheet.

6.  LONG-TERM DEBT

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

In connection with the acquisition of MediaMind, on July 26, 2011, we entered into an amended and restated credit facility that replaced the Revolving Credit Facility. The amended credit facility provides for $490 million of term loans and $120 million of revolving loans.  See Note 13.

7.  SHARE-BASED COMPENSATION

We issued stock options in the amounts shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of options granted	22,000	113,000	34,000	113,000
Grant date fair value of options granted per share	$17.76	$20.24	$17.53	$20.24
Weighted average exercise price of options granted	$31.16	$35.51	$30.61	$35.51
Volatility (1)	59%	57%	59%	57%
Risk free interest rate (2)	2.4%	3.3%	2.5%	3.3%
Expected term (in years) (3)	6.3	6.3	6.3	6.3
Expected annual dividends	None	None	None	None

(1)	Expected volatility is based on the historical volatility of our common stock over a preceding period commensurate with the expected term of the award.

(2)	The risk free rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)

The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche. We used this simplified method as we do not have sufficient historical data in order to calculate a more appropriate estimate.

During the second quarter of 2011, we granted 123,000 restricted stock units (“RSUs”) to certain of our executive officers.  The RSUs were valued at $4.4 million and vest over a weighted average term of 1.8 years.   Vesting of the RSUs is subject to certain performance and market conditions.  We currently expect the performance and market conditions will be satisfied.

We recognized $1.9 million  and $1.2 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended June 30, 2011 and 2010, and $3.2 million and $2.2 million during the six months then ended, respectively.  Unrecognized compensation costs related to unvested options, restricted stock awards and RSUs were $11.5 million at June 30, 2011.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.1 years.

8.  EARNINGS PER SHARE

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (e.g. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs. The following table reconciles earnings per common share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from continuing operations	$10,498	$8,830	$23,386	$16,708
Less portion allocated to unvested share awards	(51)	(79)	(115)	(160)
Income from continuing operations attributable to common shares	$10,447	$8,751	$23,271	$16,548

Income (loss) from discontinued operations	$(285)	$170	$(494)	$334
Less portion allocated to unvested share awards	1	(2)	2	(3)
Income (loss) from discontinued operations attributable to common shares	$(284)	$168	$(492)	$331

Net income	$10,213	$9,000	$22,892	$17,042
Less portion allocated to unvested share awards	(50)	(81)	(113)	(163)
Net income attributable to common shares	$10,163	$8,919	$22,779	$16,879

Weighted average common shares outstanding - basic	27,421	27,894	27,606	26,131
Dilutive stock options and warrants	331	337	315	434
Weighted average common shares outstanding - diluted	27,752	28,231	27,921	26,565

Basic income (loss) per common share:
Continuing	$0.38	$0.31	$0.84	$0.63
Discontinued	(0.01)	0.01	(0.01)	0.02
Total	$0.37	$0.32	$0.83	$0.65

Diluted income (loss) per common share:
Continuing	$0.38	$0.31	$0.83	$0.62
Discontinued	(0.01)	0.01	(0.01)	0.02
Total	$0.37	$0.32	$0.82	$0.64

Antidilutive securities not included:
Options, warrants and RSUs	361	81	689	130

9.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$10,213	$9,000	$22,892	$17,042
Reclassification of unrealized loss on interest rate swaps, net of taxes of $836 and $903 for the three and six months ended June 30, 2010, respectively	—	1,267	—	1,362
Foreign currency translation adjustment	51	(31)	136	(97)

Total comprehensive income	$10,264	$10,236	$23,028	$18,307

10.  DISCONTINUED OPERATIONS

During the second quarter ended June 30, 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit since it was not deemed to be part of our core business going forward.  We anticipate completing a sale within the next 12 months.  As a result, those assets and the Springbox operating results have been reclassified to discontinued operations in the accompanying consolidated balance sheets and statements of income.  The underlying assets of discontinued operations are as follows (in thousands):

	June 30,	December 31,
Assets	2011	2010
Property and equipment, net	$409	$81
Intangible assets, net	2,337	2,578

Total	$2,746	$2,659

Operating results of discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$1,032	$2,106	$2,247	$3,977
Cost of revenues	1,092	1,403	2,199	2,632
Depreciation and amortization	188	187	374	373
Other operating expenses	227	233	497	415
Income (loss) before income taxes	(475)	283	(823)	557
Provision (benefit) for income taxes	(190)	113	(329)	223

Income (loss) from discontinued operations	$(285)	$170	$(494)	$334

11.  SEGMENT INFORMATION

Our two segments consist of (i) digital and physical distribution of video and audio content and broadcast business intelligence and (ii) other. The other segment reflects our SourceEcreative unit that provides creative research services. Our reportable segments have been determined based on related products and services. Our reportable segments were as follows (in thousands):

	Three Months Ended June 30,
	2011			2010
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$66,336	$1,516	$67,852	$56,817	$1,373	$58,190
Depreciation and amortization	7,494	40	7,534	6,895	40	6,935
Income from operations	17,865	649	18,514	18,907	643	19,550

	Six Months Ended June 30,
	2011			2010
	Video and Audio Content Distribution	Other	Consolidated	Video and Audio Content Distribution	Other	Consolidated

Revenues	$128,374	$2,988	$131,362	$107,803	$2,718	$110,521
Depreciation and amortization	14,303	81	14,384	13,929	80	14,009
Income from operations	38,659	1,276	39,935	33,913	1,185	35,098

12.  CONTINGENCY

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. DG FastChannel Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re DG FastChannel, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired DG FastChannel common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. The plaintiffs sought unspecified monetary damages and other relief.  On May 5, 2011, the parties signed a memorandum of understanding (“MOU”) to settle the class action for an amount within the coverage limits of our directors and officers’ liability insurance.  The MOU provides, among other things, that: (i) the litigation will be dismissed with prejudice as to all defendants; (ii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost, burden and uncertainty of continued litigation; and (iii) the parties will jointly and promptly seek court approval of the settlement.  On June 17, 2011, the parties jointly submitted a stipulation of settlement to the U.S. District Court for the Southern District of New York.  On June 22, 2011, the Court entered an order preliminarily approving the settlement and directing the Lead Plaintiff to notify the class of the settlement.  The Court set a final hearing on the settlement for September 13, 2011.  The settlement is subject to final court approval.

We are involved in a variety of other legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our financial statements.

13.  SUBSEQUENT EVENTS

Purchase of MediaMind

On July 26, 2011, pursuant to a tender offer and subsequent merger, we completed the previously announced acquisition of all of the issued and outstanding shares of MediaMind Technologies, Inc. (“MediaMind”) (NASDAQ: MDMD) for approximately $498 million in cash, which includes approximately $70 million paid to the holders of vested stock options that were “in-the-money.”  In addition, in connection with the acquisition, we incurred costs of approximately $13 million. Approximately $3 million of such costs were incurred during our second fiscal quarter and are included in general and administrative expense, and the remaining $10 million will be expensed during our third fiscal quarter. Following the completion of the acquisition, MediaMind is no longer listed on the NASDAQ and is no longer required to comply with the SEC rules relating to publicly-held companies. We acquired MediaMind to expand our product offerings and global footprint to better serve the advertising community.

MediaMind is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers.  MediaMind provides its customers with an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search.  MediaMind provides its customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns.  MediaMind markets its services in several countries including the United States, Israel, the United Kingdom, France, Germany, Australia, Spain, Hong Kong, Japan, China, Mexico and Brazil.  For 2010, about 72% of MediaMind’s revenues were from jurisdictions outside the United States.

MediaMind’s operating results for the year ended December 31, 2010 are summarized as follows (in thousands):

2010

Revenues	$80,846
Cost of revenues	4,289
Operating expenses	63,339
Operating income	13,218
Other income	577
Income before income taxes	13,795
Provision for income taxes	3,843
Net income	$9,952

MediaMind’s balance sheet data as of March 31, 2011 is summarized as follows (in thousands):

March 31, 2011

Total current assets	$132,117
Total assets	147,042

Current liabilities	$10,847
Long-term liabilities	4,768
Stockholders’ equity	131,427
Total liabilities and stockholders’ equity	147,042

We are in the process of allocating the purchase price to the net assets acquired.  We do not expect the goodwill or other intangible assets created in the acquisition to be deductible for income tax purposes.  MediaMind generated revenues of $44.7 million and $37.2 million for the six months ended June 30, 2011 and 2010, respectively.  MediaMind’s management provided the information related to its performance for the six months ended June 30, 2011, which we used in this disclosure.  MediaMind’s management has indicated that this information has been subject to its system of internal control over financial reporting.  However, it has not been subject to our system of internal control over financial reporting, since it relates to the time period prior to the acquisition.

Had we acquired MediaMind, MIJO and Match Point (see Note 4) on January 1, 2010, pro forma revenues for the six months ended June 30, 2011 and 2010 would have been $181.2 million and $165.4 million, respectively.  Since the purchase price allocation is incomplete, it is not practicable for us to estimate the pro forma earnings for the combined entity at this time.

In connection with the acquisition, we borrowed $490 million from our amended credit facility, as discussed below.

Amended Credit Facility

On July 26, 2011, we entered into an amended and restated credit agreement (the “Amended Credit Facility”) whereby we expanded the facility to include $490 million of term loans (“Term Loans”) and reduced the revolving credit facility from $150 million to $120 million (“Revolving Loans”).  The Term Loans mature in 2018, bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum payable not less frequently than each quarter, and require scheduled quarterly principal payments of $1.225 million ($4.9 million per year).  Beginning in 2012, the Term Loans require mandatory prepayments equal to 50% of our excess cash flow, as defined in the Amended Credit Facility.  The Revolving Loans mature in 2016, bear interest at the alternative base rate or LIBOR, plus the applicable margin for each that fluctuates with the consolidated leverage ratio (as defined).

The Amended Credit Facility contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio.  The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default.  The Amended Credit Facility prohibits the payment of cash dividends and limits share redemptions and repurchases.  There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us.  The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”).

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

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Since the beginning of 2008, we purchased four separate businesses involved in the distribution of media content.

Our business is seasonal as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first quarter, build throughout the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles.

Second Quarter Highlights

•              Our diluted income from continuing operations increased to $0.38 per share, or 23%, compared to $0.31 per share in last year’s second quarter.

•              Revenues from HD advertising increased $6.7 million, or 28%, from last year’s second quarter.

•              We acquired the assets and operations of MIJO for $43.8 million. MIJO contributed $5.3 million to our second quarter revenues (see note 4).

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended June 30,		2011 vs.	Three Months Ended June 30,
	2011	2010	2010	2011	2010
Revenues	$67,852	$58,190	17%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	22,935	16,998	35	33.8	29.2
Sales and marketing	3,522	3,465	2	5.2	6.0
Research and development	2,673	2,430	10	3.9	4.2
General and administrative	12,674	8,812	44	18.7	15.1
Depreciation and amortization	7,534	6,935	9	11.1	11.9
Total costs and expenses	49,338	38,640	28	72.7	66.4

Income from operations	18,514	19,550	(5)	27.3	33.6

Other (income) expense:
Interest expense	183	4,418	(96)	0.3	7.6
Interest (income) and other expense, net	(14)	29	(148)	—	—

Income before income taxes	18,345	15,103	21	27.0	26.0
Provision for income taxes	7,847	6,273	25	11.5	10.8
Income from continuing operations	10,498	8,830	19	15.5	15.2
Income (loss) from discontinued operations	(285)	170	(268)	(0.4)	0.3
Net income	$10,213	$9,000	13	15.1	15.5

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$18,514	$19,550	(5)%	27.3%	33.6%
Depreciation and amortization	7,534	6,935	9	11.1	11.9
Share-based compensation	1,916	1,180	62	2.8	2.0
MediaMind acquisition related expenses	2,914	—	NM	4.3	—
Adjusted EBITDA (b)	$30,878	$27,665	12%	45.5	47.5

Reconciliation of Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

Net income	$10,213	$9,000	13%	15.1%	15.5%
Amortization of intangibles	3,664	2,905	26	5.4	5.0
Share-based compensation	1,916	1,180	62	2.8	2.0
MediaMind acquisition related expenses	2,914	—	NM	4.3	—
Write-off of deferred loan fees and loss on interest rate swap termination	—	4,297	(100)	—	7.4
Income tax effect of above items	(3,633)	(3,481)	4	(5.4)	(6.0)
Discontinued operations	285	(170)	(268)	0.4	(0.3)
Non-GAAP net income (b)	$15,359	$13,731	12%	22.6	23.6

(b)     See discussion of Non-GAAP financial measures on page 23.

NM — Not meaningful

Revenues.      For the three months ended June 30, 2011, revenues increased $9.7 million, or 17%, as compared to the same period in the prior year.  The video and audio content distribution segment increased $9.5 million and the other segment increased $0.2 million.  The increase in the video and audio content distribution segment was primarily due to (i) a $7.2 million increase in HD revenue ($31.1 million in 2011 vs. $23.9 million in 2010), (ii) a $0.6 million increase in Unicast revenue, both of which were driven by an increase in deliveries, and (iii) the acquisition of MIJO on April 1, 2011 and Match Point on October 1, 2010 which contributed $5.3 million and $4.6 million of revenue, respectively, partially offset by a decrease in standard definition (“SD”) revenue ($5.3 million) and Pathfire revenue ($1.9 million).  HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content.  Both HD and SD revenue per delivery decreased due to volume discounts and the competitive environment.  HD revenue pricing per delivery also decreased in 2011 as a result of a higher percentage of electronic deliveries (electronic deliveries are priced lower than physical deliveries).  The other segment revenues increased $0.2 million due to an increase in SourceEcreative revenue.

Cost of Revenues.      For the three months ended June 30, 2011, cost of revenues increased $5.9 million, or 35%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 33.8% in the current period as compared to 29.2% in the same period in the prior year.  Costs of revenues increased due to the inclusion of MIJO ($2.3 million) and Match Point ($3.3 million) in our operating results and higher personnel costs ($1.5 million) associated with an increase in our revenues, partially offset by lower delivery costs ($1.4 million) principally due to a higher percentage of our deliveries being made electronically.  The increase in our cost of revenues percentage is principally due to the acquisitions of MIJO and Match Point which have higher cost of revenue percentages than the balance of the Company.  Excluding MIJO and Match Point, our cost of revenues percentage would have been 29.9% in the current period.

Sales and Marketing.      For the three months ended June 30, 2011, sales and marketing expense increased $0.1 million, or 2%, as compared to the same period in the prior year.  The increase was due to the inclusion of MIJO and Match Point in our operating results, partially offset by a reduction in incentive compensation.

Research and Development.      For the three months ended June 30, 2011, research and development costs increased $0.2 million, or 10%, as compared to the same period in the prior year.  The increase relates to the acquisitions of MIJO and Match Point.

General and Administrative.      For the three months ended June 30, 2011, general and administrative expense increased $3.9 million, or 44%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) MediaMind acquisition related costs ($2.9 million), (ii) higher personnel costs ($1.4 million) and (iii) the acquisitions of MIJO and Match Point ($1.0 million), partially offset by a reduction of professional fees ($2.3 million).  Personnel costs increased largely due to an increase in incentive compensation associated with our improved operating results.  Professional fees declined as the prior year quarter included higher legal costs associated with a vendor lawsuit which was settled in September 2010.

Depreciation and Amortization.      For the three months ended June 30, 2011, depreciation and amortization expense increased $0.6 million, or 9%, as compared to the same period in the prior year.  The increase was due to an increase in amortization expense ($1.0 million) associated with the intangible assets obtained in the acquisitions of MIJO and Match Point, partially offset by lower depreciation expense as certain assets became fully depreciated during or subsequent to the prior year period.

Interest Expense.     For the three months ended June 30, 2011, interest expense decreased $4.2 million, or 96%, as compared to the same period in the prior year.  The decrease was due to retiring all of our outstanding debt in April 2010, writing off our deferred loan fees and terminating our interest rate swaps.

Interest Income and Other Expense, net.     For the three months ended June 30, 2011, interest income and other was consistent with the same period in the prior year.

Provision for Income Taxes.     For the three months ended June 30, 2011 and 2010, the provision for income taxes was 42.8% and 41.5%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of certain non-deductible expenses and state income taxes.  The increase in our effective tax rate was due to incurring $2.9 million of acquisition costs in connection with our purchase of MediaMind, a portion of which is not expected to be deductible for federal income tax purposes.  In the third quarter ended September 30, 2011, we have incurred additional MediaMind acquisition costs which are not expected to be deductible for federal income tax purposes.

Income (loss) from discontinued operations.    Discontinued operations relate to our Springbox operating unit.  During the second quarter we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.   We anticipate completing a sale within the next 12 months.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Six Months Ended		2011	Six Months Ended
	June 30,		vs.	June 30,
	2011	2010	2010	2011	2010
Revenues	$131,362	$110,521	19%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	44,449	33,710	32	33.8	30.5
Sales and marketing	6,225	6,577	(5)	4.7	5.9
Research and development	5,345	4,545	18	4.1	4.1
General and administrative	21,024	16,582	27	16.0	15.0
Depreciation and amortization	14,384	14,009	3	11.0	12.7
Total costs and expenses	91,427	75,423	21	69.6	68.2

Income from operations	39,935	35,098	14	30.4	31.8

Other (income) expense:
Interest expense	232	6,463	(96)	0.2	5.8
Interest (income) and other expense, net	(122)	60	(303)	(0.1)	0.1

Income before income taxes	39,825	28,575	39	30.3	25.9
Provision for income taxes	16,439	11,867	39	12.5	10.8
Income from continuing operations	23,386	16,708	40	17.8	15.1
Income (loss) from discontinued operations	(494)	334	(248)	(0.4)	0.3
Net income	$22,892	$17,042	34	17.4	15.4

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$39,935	$35,098	14%	30.4%	31.8%
Depreciation and amortization	14,384	14,009	3	11.0	12.7
Share-based compensation	3,210	2,228	44	2.4	2.0
MediaMind acquisition related expenses	2,914	—	NM	2.2	—
Adjusted EBITDA (b)	$60,443	$51,335	18%	46.0	46.5

Reconciliation of Net Income to Non-GAAP Net Income (Non-GAAP financial measure)

Net income	$22,892	$17,042	34%	17.4%	15.4%
Amortization of intangibles	7,028	5,799	21	5.4	5.2
Share-based compensation	3,210	2,228	44	2.4	2.0
MediaMind acquisition related expenses	2,914	—	NM	2.2	—
Write-off of deferred loan fees and loss on interest rate swap termination	—	4,297	(100)	—	3.9
Income tax effect of above items	(5,496)	(5,118)	7	(4.2)	(4.6)
Discontinued operations	494	(334)	(248)	0.4	(0.3)
Non-GAAP net income (b)	$31,042	$23,914	30%	23.6	21.6

(b)     See discussion of Non-GAAP financial measures on page 23.

NM — Not meaningful

Revenues.      For the six months ended June 30, 2011, revenues increased $20.8 million, or 19%, as compared to the same period in the prior year.  The video and audio content distribution segment increased $20.6 million and the other segment increased $0.2 million.  The increase in the video and audio content distribution segment was primarily due to (i) a $19.9 million increase in HD revenue ($63.5 million in 2011 vs. $43.6 million in 2010), (ii) a $1.3 million increase in Unicast revenue, both of which were driven by an increase in deliveries, and (iii) the acquisitions of MIJO on April 1, 2011 and Match Point on October 1, 2010 which contributed $5.3 million and $9.8 million of revenue, respectively, partially offset by a decrease in standard definition (“SD”) revenue ($11.5 million) and Pathfire revenue ($2.8 million).  HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content.  Both HD and SD revenue per delivery decreased due to volume discounts and the competitive environment.  HD revenue pricing per delivery also decreased in 2011 as a result of a higher percentage of electronic deliveries (electronic deliveries are priced lower than physical deliveries).  The other segment revenues increased $0.2 million due to an increase in SourceEcreative revenue.

Cost of Revenues.      For the six months ended June 30, 2011, cost of revenues increased $10.7 million, or 32%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 33.8% in the current period as compared to 30.5% in the same period in the prior year.  Costs of revenues increased due to the inclusion of MIJO ($2.3 million) and Match Point ($6.7 million) in our operating results and higher personnel costs ($3.0 million) associated with an increase in our revenues, partially offset by lower delivery costs ($1.7 million) principally due to a higher percentage of our deliveries being made electronically.  The increase in our cost of revenues percentage was due to the acquisitions of MIJO and Match Point which have higher cost of revenue percentages than the balance of the Company.  Excluding MIJO and Match Point, our cost of revenues percentage would have been 30.5% in the current period.

Sales and Marketing.      For the six months ended June 30, 2011, sales and marketing expense decreased $0.4 million, or 5%, as compared to the same period in the prior year.  The decrease was due a reduction in sales personnel and related incentive compensation, partially offset by the inclusion of MIJO and Match Point in our operating results.

Research and Development.      For the six months ended June 30, 2011, research and development costs increased $0.8 million, or 18%, as compared to the same period in the prior year.  The increase relates to increases in engineering compensation and the acquisitions of MIJO and Match Point.

General and Administrative.      For the six months ended June 30, 2011, general and administrative expense increased $4.4 million, or 27%, as compared to the same period in the prior year.  The increase was primarily attributable to (i) MediaMind acquisition related costs ($2.9 million), (ii) higher personnel costs ($2.7 million) and (iii) the acquisitions of MIJO and Match Point ($1.3 million), partially offset by a reduction of professional fees ($2.9 million).  Personnel costs increased largely due to an increase in incentive compensation associated with our improved operating results.  Professional fees declined as the prior year period included higher legal costs associated with a vendor lawsuit which was settled in September 2010.

Depreciation and Amortization.      For the six months ended June 30, 2011, depreciation and amortization expense increased $0.4 million, or 3%, as compared to the same period in the prior year.  The increase was due to an increase in amortization expense ($1.5 million) associated with the intangible assets obtained in the acquisitions of MIJO and Match Point, partially offset by lower depreciation expense as certain assets became fully depreciated during or subsequent to the prior year period.

Interest Expense.     For the six months ended June 30, 2011, interest expense decreased $6.2 million, or 96%, as compared to the same period in the prior year.  The decrease was due to retiring all of our outstanding debt in April 2010, writing off our deferred loan fees and terminating our interest rate swaps.

Interest Income and Other Expense, net.     For the six months ended June 30, 2011, interest income and other increased $0.2 million as compared to the same period in the prior year.  The increase was due to larger amounts of invested cash and a smaller loss on the disposal of property and equipment in the current period.

Provision for Income Taxes.     For the six months ended June 30, 2011 and 2010, the provision for income taxes was 41.3% and 41.5%, respectively, of income before income taxes.  The provisions for both periods differ from the expected federal statutory rate of 35% as a result of certain non-deductible expenses and state income taxes.  The increase in our effective tax rate was due to incurring $2.9 million of acquisition costs in connection with our purchase of MediaMind, a portion of which is not expected to be deductible for federal income tax purposes.  In the third quarter ended September 30, 2011, we have incurred additional MediaMind acquisition costs which are not expected to be deductible for federal income tax purposes.

Income (loss) from discontinued operations.    Discontinued operations relate to our Springbox operating unit.  During the second quarter we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.  We anticipate completing a sale within the next 12 months.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, we have historically provided additional financial measures that are not prepared in accordance with GAAP (“non-GAAP”). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of these non-GAAP financial measures helps investors to gain a meaningful understanding of our past performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. Our management uses these non-GAAP financial measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by management in our financial and operational decision-making. There are limitations associated with reliance on these non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies while also gaining a better understanding of our operating performance as evaluated by management.

We define “Adjusted EBITDA” as net income, before interest, taxes, depreciation and amortization, share-based compensation, restructuring / impairment charges and benefits, MediaMind acquisition related expenses, discontinued operations, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, MediaMind acquisition related expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs, and may not be indicative of current or future capital expenditures.

We define “non-GAAP net income” as net income before amortization of intangible assets, impairment charges, MediaMind acquisition related expenses, write-off of deferred loan fees and loss on interest rate swap termination, discontinued operations and share-based compensation expense.  All amounts excluded from non-GAAP net income are reported net of the tax benefit these expenses provide.

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

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$59,171	$73,409
Accounts receivable, net	57,078	64,099
Property and equipment, net	44,550	39,380
Deferred income taxes	13,928	14,729
Goodwill and intangible assets, net	348,065	321,775

Liabilities:
Accounts payable and accrued liabilities	21,445	17,685

Stockholders’ equity	506,836	496,912

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The decrease in cash and cash equivalents primarily relates to cash used to acquire MIJO in April 2011 ($43.8 million) and the purchase of treasury stock ($16.6 million) offset by cash generated from operating activities ($52.1 million).

Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 77 days at June 30, 2011 and 78 days at December 31, 2010.

Property and equipment tends to increase when we make significant improvements to our equipment, expand our network or initiate capitalized software development projects. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For the six months ended June 30, 2011 and 2010, purchases of property and equipment were $3.0 million and $4.4 million, respectively. For the six months ended June 30, 2011 and 2010, capitalized costs of developing software were $3.2 million and $2.4 million, respectively.  In addition, we obtained $6.8 million of property and equipment in connection with our acquisition of MIJO.

Goodwill and intangible assets increased during 2011 as a result of the purchase of MIJO, partially offset by the amortization of intangible assets.

Accounts payable and accrued liabilities increased $3.8 million during 2011. The increase primarily relates to the timing of payments and costs incurred in connection with our July 2011 acquisition of MediaMind.  See Note 13 to our consolidated financial statements.

Stockholders’ equity increased $9.9 million during 2011. The increase primarily relates to net income ($22.9 million) and share-based compensation expense ($3.2 million) in excess of our purchases of treasury stock ($16.6 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$22,892	$17,042
Depreciation and amortization	14,772	14,381
Deferred income taxes and other	4,938	11,094
Changes in operating assets and liabilities, net	9,544	(820)
Total	52,146	41,697

Investing activities:
Purchases of property and equipment	(3,030)	(4,363)
Capitalized costs of developing software	(3,206)	(2,370)
Acquisition of MIJO	(43,800)	—
Proceeds from disposal of property	29	—
Total	(50,007)	(6,733)

Financing activities:
Proceeds from issuance of common stock, net	257	115,676
Purchases of treasury stock	(16,571)	—
Repayments of capital leases	(199)	(2,327)
Repayments of long-term debt	—	(102,462)
Total	(16,513)	10,887

Effect of exchange rate changes on cash and cash equivalents	136	(97)

Net increase (decrease) in cash and cash equivalents	$(14,238)	$45,754

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization, (ii) deferred income taxes and (iii) share-based compensation.  In 2011, we generated $52.1 million in cash from operating activities as compared to $41.7 million in 2010. The increase was largely driven by our improved operating results, a decrease in our operating assets and an increase in our operating liabilities.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. Since the beginning of 2008, we have acquired four businesses.  In April 2011, we acquired the net assets and operations of MIJO, an advertising distribution and services business based in Toronto, Canada, for $43.8 million cash (see Note 4 to our consolidated financial statements).

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchase of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•	cash on hand,

•	cash generated from operating activities,

•	borrowings from our credit facility, and

•	the issuance of equity securities.

As of June 30, 2011, we had $59.2 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of June 30, 2011, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $100 million of preferred stock.

On July 26, 2011, we completed the acquisition of all the issued and outstanding shares of MediaMind for approximately $498 million in cash.  In addition, we incurred acquisition related costs of approximately $13 million.  In connection with the acquisition, we entered into an Amended Credit Facility that contains $490 million of Term Loans and $120 million of Revolving Loans.  We borrowed $490 million of Term Loans to complete the MediaMind acquisition. See Note 13 to our consolidated financial statements.

We believe our sources of liquidity, including our cash on hand and cash generated from operating activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

We expect to use cash in connection with:

•	the purchase of capital assets,

•	scheduled and excess cash flow principal payments required under our Amended Credit Facility,

•	the purchase of our common stock,

•	the organic growth of our business, and

•	the strategic acquisition of media-related companies.

During 2011, we expect we will:

•	purchase property and equipment and incur capitalized software development costs ranging from $14 to $17 million.

We expect to use cash to further expand and develop our business. We may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.  We have a share repurchase program outstanding that authorizes us to repurchase up to $80 million of our common stock.  As of June 30, 2011, $50 million was available for future share repurchases.  However, under our Amended Credit Facility share redemptions and repurchases are limited.

Contractual Payment Obligations

In July 2011, we borrowed $490 million under the Amended Credit Facility and used the proceeds in our purchase of MediaMind.  As a result, our contractual obligations have increased substantially.  See Note 13 to our consolidated financial statements.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

Historically, we have provided limited services to entities located outside the United States and, therefore, our exchange rate gains and losses have not been material.  However, in April 2011 we acquired the net assets of MIJO, an advertising distribution and services business based in Toronto, Canada.  Further, in July 2011 we acquired all the issued and outstanding common stock of MediaMind.  The majority of MediaMind’s operations are located outside the United States.  Accordingly, we expect to experience foreign currency transaction gains and losses in the future.

Interest Rate Risk

In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind.  The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum.  To the extent LIBOR exceeds 1.25% per annum, our interest expense and payments will increase (absent an interest rate hedging arrangement).  See Note 13 to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 12 to the consolidated financial statements.

Item 1A. RISK FACTORS

The risk factors discussed in our (i) Annual Report and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors” should be considered when reading this Report.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions.  On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million.  However, under our Amended Credit Facility share redemptions and repurchases are limited to $5 million per year in the aggregate.  The stock repurchase plan has no expiration date.  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

April 1, 2011 through April 30, 2011	—	$—	—	$50,281
May 1, 2011 through May 31,2011	—	$—	—	$50,281
June 1, 2011 through June 30, 2011	—	$—	—	$50,281

Total	—		$—	$50,281

Item 6. EXHIBITS

Exhibits
2.1(a)	Agreement and Plan of Merger dated as of June 15, 2011 among MediaMind Technologies Inc., DG FastChannel, Inc. and DG Acquisition Corp. VII.
2.2(b)	Tender and Voting Agreement dated as of June 15, 2011 by and between DG FastChannel, Inc. and the stockholders set forth therein of MediaMind Technologies Inc.
10.1 (c)

Credit Agreement dated as of May 2, 2011 among DG FastChannel, Inc., as the borrower; the lenders party thereto; JPMorgan Chase Bank, N.A., as administrative agent; J.P. Morgan Securities LLC, as sole bookrunner and joint lead arranger; Merrill Lynch, Pierce, Fenner & Smith Inc., as joint lead arranger; Bank of America, N.A., as syndication agent; and U.S. Bank National Association and Wells Fargo Bank, N.A., as documentation agents.

10.2 (d)	DG FastChannel, Inc. Amended and Restated 2006 Long-Term Stock Incentive Plan (Amended and Restated as of March 29, 2011).
31.1	Rule 13a-14(a)/15d-14(a) Certification. **
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Section 1350 Certifications. **
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

** Filed herewith.

(a)	Incorporated by reference to exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed June 16, 2011.

(b)	Incorporated by reference to exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed June 16, 2011.

(c)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed May 5, 2011.

(d)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed April 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DG FASTCHANNEL, INC.

Date: August 9, 2011	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer