Form 10-Q
period 2011-09-30
Digital Generation, Inc.
filed 2011-11-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27644

Digital Generation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3140772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 West John Carpenter Freeway, Suite 700

Irving, Texas 75039

(Address of principal executive offices) (Zip Code)

(972) 581-2000

(Registrant’s telephone number, including area code)

DG FastChannel, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 7, 2011, the registrant had 27,517,523 shares of Common Stock, par value $0.001, outstanding.

DIGITAL GENERATION, INC.

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

•                  patent-infringement claims;

•                  risks associated with integrating the MediaMind, EyeWonder and other acquisitions with our operations, personnel or technologies;

•                  operating in a variety of foreign jurisdictions;

•                  fluctuations in currency exchange rates;

•                  risks of new, changing and competitive technologies; and

•                  other factors in the risk factors discussed in Part II, Item 1A, included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$67,082	$73,409
Short-term investments	5,367	—
Accounts receivable (less allowances of $2,259 in 2011 and $2,503 in 2010)	90,039	64,099
Deferred income taxes	1,955	1,955
Other current assets	18,293	2,626
Assets of discontinued operations	2,566	2,659
Total current assets	185,302	144,748
Property and equipment, net	53,125	39,380
Goodwill	494,019	226,257
Deferred income taxes	32,193	12,774
Intangible assets, net	319,641	95,518
Other non-current assets	18,690	1,327
Total assets	$1,102,970	$520,004

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$14,709	$6,546
Accrued liabilities	37,511	11,139
Deferred revenue	2,441	1,450
Current portion of long-term debt	4,900	—
Total current liabilities	59,561	19,135
Long-term debt, net of current portion	479,137	—
Deferred income taxes	59,618	—
Other non-current liabilities	4,128	3,957
Total liabilities	602,444	23,092

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,694 issued and 27,517 outstanding at September 30, 2011; 28,579 issued and 27,922 outstanding at December 31, 2010	29	29
Additional capital	621,064	614,705
Accumulated deficit	(84,963)	(103,796)
Accumulated other comprehensive loss	(5,032)	(25)
Treasury stock, at cost	(30,572)	(14,001)
Total stockholders’ equity	500,526	496,912
Total liabilities and stockholders’ equity	$1,102,970	$520,004

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Television	$60,572	$51,552	$182,469	$153,900
Online	24,022	4,074	33,487	12,247
Total revenues	84,594	55,626	215,956	166,147
Cost of revenues (excluding depreciation and amortization):
Television	20,533	15,143	60,637	45,616
Online	7,759	1,805	12,104	5,042
Total cost of revenues	28,292	16,948	72,741	50,658
Operating expenses:
Sales and marketing	9,619	3,291	15,844	9,868
Research and development	5,546	2,709	10,891	7,254
General and administrative	14,289	7,773	32,108	24,355
Acquisition and integration	10,571	100	13,776	100
Depreciation and amortization	13,514	6,924	27,898	20,933
Total operating expenses	53,539	20,797	100,517	62,510
Income from operations	2,763	17,881	42,698	52,979
Other expense:
Write-off of deferred loan fees	200	713	200	2,875
Loss on interest rate swap termination	—	—	—	2,135
Other interest expense	6,277	148	6,509	2,314
Total interest expense	6,477	861	6,709	7,324
Interest (income) and other, net	284	(137)	162	(77)
Income (loss) before income taxes	(3,998)	17,157	35,827	45,732
Provision (benefit) for income taxes	(73)	7,117	16,366	18,984
Income (loss) from continuing operations	(3,925)	10,040	19,461	26,748
Discontinued operations:
Income (loss) from discontinued operations	(134)	(140)	(628)	194
Net income (loss)	$(4,059)	$9,900	$18,833	$26,942

Basic income (loss) per common share:
Continuing operations	$(0.14)	$0.35	$0.70	$0.99
Discontinued operations	(0.01)	—	(0.02)	—
Total	$(0.15)	$0.35	$0.68	$0.99

Diluted income (loss) per common share:
Continuing operations	$(0.14)	$0.35	$0.70	$0.97
Discontinued operations	(0.01)	(0.01)	(0.03)	0.01
Total	$(0.15)	$0.34	$0.67	$0.98

Weighted average common shares outstanding:
Basic	27,491	28,400	27,568	26,896
Diluted	27,491	28,666	27,861	27,274

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	28,579	$29	(657)	$(14,001)	$614,705	$(25)	$(103,796)	$496,912
Common stock issued on exercise of stock options	15	—	—	—	203	—	—	203
Common stock issued under employee stock purchase plan	7	—	—	—	180	—	—	180
Common stock issued on vesting of restricted stock	19	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,129)	—	—	(1,129)
Purchase of treasury stock	—	—	(520)	(16,571)	—	—	—	(16,571)
Share-based compensation	—	—	—	—	7,105	—	—	7,105
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(4,590)	—	(4,590)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(179)	—	(179)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(238)		(238)
Net income	—	—	—	—	—	—	18,833	18,833
Total comprehensive income								13,826
Balance at September 30, 2011	28,694	$29	(1,177)	$(30,572)	$621,064	$(5,032)	$(84,963)	$500,526

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,833	$26,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,635	12,416
Amortization of intangibles	15,807	9,080
Deferred income taxes	(7,354)	11,898
Provision for accounts receivable losses	1,833	2,203
Share-based compensation	7,105	3,463
Other	553	(800)
Changes in operating assets and liabilities:
Accounts receivable	12,008	514
Other assets	(247)	2,247
Accounts payable and other liabilities	(8,133)	(2,652)
Deferred revenue	497	(550)
Net cash provided by operating activities	53,537	64,761

Cash flows from investing activities:
Purchases of property and equipment	(6,910)	(7,054)
Capitalized costs of developing software	(5,491)	(3,585)
Acquisition of MIJO, net of cash acquired	(43,832)	—
Acquisition of MediaMind, net of cash acquired	(397,788)	—
Acquisition of EyeWonder, net of cash acquired	(58,325)	—
Other	(1,257)	—
Net cash used in investing activities	(513,603)	(10,639)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	383	115,823
Purchases of treasury stock	(16,571)	(4,423)
Payment of tax withholding obligation in exchange for shares tendered	(1,129)	(1,620)
Proceeds from issuance of long-term debt	485,100	—
Payment of debt issuance costs	(12,019)	—
Repayments of capital leases	(298)	(3,618)
Repayments of long-term debt	(1,225)	(102,462)
Net cash provided by financing activities	454,241	3,700

Effect of exchange rate changes on cash and cash equivalents	(502)	(15)
Net increase (decrease) in cash and cash equivalents	(6,327)	57,807
Cash and cash equivalents at beginning of year	73,409	33,870

Cash and cash equivalents at end of period	$67,082	$91,677

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,445	$4,919
Cash paid for income taxes	$25,327	$8,659
Capital lease obligations incurred	$—	$1,157

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The Company

Digital Generation, Inc. (formerly DG FastChannel, Inc.) and subsidiaries (the “Company,” “we,” “us” or “our”) is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets.  We also provide digital advertising campaign management solutions to media agencies and advertisers. We provide our customers with an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search.  We provide our customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns.  We also offer a variety of other ancillary products and services to the advertising industry.

We market our services directly in the United States and through our subsidiaries in several countries including Canada, Israel, the United Kingdom, France, Germany, Australia, Ireland, Spain, Japan, China, Mexico and Brazil.

On July 26, 2011, we completed the acquisition of all the outstanding shares of MediaMind Technologies, Inc. (“MediaMind”) for $499.3 million in cash, which includes $71.4 million paid to the holders of vested stock options that were “in-the-money.”  On September 1, 2011, we acquired all the equity interests of EyeWonder LLC and chors GmbH (collectively, “EyeWonder”), for $56.2 million in cash, which is net of an estimated contingent return of purchase price of $4.8 million.  See Note 4.

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

Seasonality and Political Advertising

Our business is seasonal, as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first and third quarters, build throughout the rest of the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

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

Derivative Instruments

We enter into foreign currency forward contracts (“derivative instruments”) to hedge the exposure to variability in expected future cash flows resulting from changes in related foreign currency exchange rates.  A portion of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”.

ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. We measure the fair value of the contracts in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” at Level 2.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency salary payments during the next 12 months.  We hedge portions of our forecasted expenses denominated in the New Israeli Shekel (“NIS’) with forward exchange contracts.  These forward exchange contracts are designated as cash flow hedges.

2.  RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29 which changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements did not affect our financial position, results of operations or cash flows. The pro forma information presented in Note 4 reflects the implementation of ASU 2010-29.

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

In September 2011, the FASB issued ASU 2011-08 which give companies that have goodwill the option of using a qualitative approach to test goodwill for impairment.  The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We are evaluating whether or not to early adopt ASU 2011-08.

3.  FAIR VALUE MEASUREMENTS AND INVESTMENTS

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

The tables below set forth by Level, assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at September 30, 2011
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$49,931	$—	$—	$49,931
Contingent receivable from EyeWonder seller	(b)	—	—	4,843	4,843
Marketable equity securities	(c)	975	—	—	975

Total		$50,906	$—	$4,843	$55,749

Liabilities:
Currency forward derivatives	(d)	$—	$426	$—	$426
Match Point earnout	(e)	—	—	1,807	1,807

Total		$—	$426	$1,807	$2,233

		Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$36,537	$—	$—	$36,537
Equity securities—restricted stock	(b)	—	300	—	300
Put/call option on equity securities	(b)	—	200	—	200

Total		$36,537	$500	$—	$37,037

Liabilities:
Match Point earnout	(e)	$—	$—	$1,602	$1,602

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in accrued liabilities.

(e) Included in other non-current liabilities.

Fair values of our (i) money market funds, (ii) marketable equity securities and (iii) equity securities—restricted stock were determined based upon market prices.  The cost basis of our available for sale marketable equity securities is $1.2 million. The currency forwards are derivative instruments whose value is based upon quoted market prices.  The value of the put option, net of a call option, is based upon the Black-Scholes option pricing model using observable inputs.

The receivable from the EyeWonder seller is an estimate of the amount we will receive as a result of the EyeWonder seller indemnifying us from certain future EyeWonder revenues not reaching a specified amount. Our estimate of the future revenue of certain customers is less than the amount specified in the purchase agreement thereby indicating that we should receive a refund of a portion of the purchase price. The following table provides a reconciliation of changes in the fair values of our Level 3 assets (in thousands):

Contingent Receivable from EyeWonder Seller
Beginning balance, December 31, 2010	$—
Created in EyeWonder acquisition	4,843

Ending balance, September 30, 2011	$4,843

The Match Point earnout was determined based upon our estimate of Match Point’s future revenues and the corresponding earnout levels achieved, discounted to their present value. The change in fair value has been recorded in cost of revenues in the accompanying consolidated statement of operations. In the EyeWonder purchase we held back $5 million to fund certain transition costs for a one-year period. To the extent the $5 million fund is not spent on allowable transition costs within one year, we are required to remit the balance to the EyeWonder seller. Presently, we anticipate utilizing the entire fund on allowable transition costs within the one-year period. The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

Match Point Earnout
Beginning balance, December 31, 2010	$1,602

Change in fair value during the period	205

Ending balance, September 30, 2011	$1,807

The fair value of our debt (see Note 6) at September 30, 2011 was estimated to approximate its carrying value based on (i) the recentness of entering into the Amended Credit Facility and (ii) the variable rate nature of the Amended Credit Facility.

Investments

We had the following investments at September 30, 2011 (in thousands):

Description	Amount
Certificates of deposit	$3,350
Short term bonds	2,017

Total	$5,367

The above investments are deemed held-to-maturity securities as we have the ability and intent to hold them to maturity. They are carried at amortized cost and are classified as short-term investments.

4.  ACQUISITIONS

Since January 1, 2011, we acquired three businesses in the media services industry.  The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community.   We expect to realize operating synergies from each of the transactions, or the acquisition has or will create opportunities for the acquired entity to sell its services to our customers.  Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
MIJO	April 1, 2011	$43.8	Cash
MediaMind	July 26, 2011	499.3	Cash
EyeWonder	September 1, 2011	56.2	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing.  In each acquisition the excess of the purchase price over the fair value of net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

Purchase of MIJO

On April 1, 2011, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held MIJO Corporation (“MIJO”) for $43.8 million in cash.  MIJO, established in 1978 and based in Toronto, Canada, provides broadcast and digital media services to the Canadian advertising, entertainment and broadcast industries.  The purchase price was paid from cash on hand.  In connection with the acquisition, we incurred transaction costs of $0.3 million which are included in acquisition and integration expense.  MIJO’s operating results are included in our Television segment.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  During the third quarter of 2011 we finalized our valuation of the assets acquired and liabilities assumed and allocated (i) $2.2 million more to noncompetition agreements, (ii) $2.0 million more to goodwill, (iii) $0.5 million more to developed technology, (iv) $2.8 million less to property and equipment, (v) $1.1 million less to trade name and (vi) $0.7 million less to customer relationships.  The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized over 15 years, 10 years, 6 years and 5 years, respectively.  The goodwill and intangible assets created in the acquisition are deductible for income tax purposes.  We recognized $5.3 million and $10.6 million of revenue and $0.8 million and $1.8 million of income before income taxes from MIJO in our consolidated results of operations for the three and nine months ended September 30, 2011, respectively.  The acquired assets include $4.7 million of gross receivables which we recognized at their estimated fair value of $4.7 million.

Purchase of MediaMind

On July 26, 2011, pursuant to a tender offer and subsequent merger, we acquired all of the outstanding shares of MediaMind Technologies, Inc. (“MediaMind”), for $499.3 million in cash, which includes $71.4 million paid to the holders of vested stock options that were “in-the-money.”  In addition, we incurred transaction costs of $8.7 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, which are included in acquisition and integration expense.  In connection with the acquisition, we borrowed $490 million from our Amended Credit Facility (see Note 6).  Prior to the acquisition, MediaMind was a NASDAQ listed company which traded under the symbol MDMD.  MediaMind’s operating results are included in our Online segment.

MediaMind, with its principal office based in Herzeliya, Israel, is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers.  MediaMind provides its customers with an integrated campaign management platform that helps advertisers and agencies manage their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search.  Using the campaign management platform, MediaMind’s customers can plan, create, deliver, measure, track and optimize their digital media campaigns.  MediaMind markets its services directly in the United States and through its subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Japan, China, Mexico and Brazil.  For 2010, about 72% of MediaMind’s revenues were from jurisdictions outside the United States.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The purchase price allocation is subject to further review and analysis, and receipt of final valuations.  We do not expect the goodwill or other intangible assets created in the acquisition will be deductible for income tax purposes.  For estimation purposes, we are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 9 years, 6 years, 5 years and 5 years, respectively.  The acquired assets include $34.4 million of gross receivables which we preliminarily recognized at their estimated fair value of $34.0 million.  We recognized $16.3 million of revenue and a $4.9 million loss before income taxes from MediaMind in our consolidated results of operations for the three and nine months ended September 30, 2011.

Purchase of EyeWonder

On September 1, 2011, we paid $61.0 million in cash to acquire all the equity interests of EyeWonder LLC, and chors GmbH, a German limited liability company, (collectively, “EyeWonder”), a video and rich media advertising business, from Limelight Networks, Inc. (“Limelight”), a NASDAQ listed company.  The preliminary net purchase price of $56.2 million reflects a contingent estimated refund of $4.8 million from Limelight. The refund is based on our estimate of the future revenues of two German customers falling below the revenues specified in the purchase agreement.  The purchase price also excludes $5 million we hold to fund allowable transaction costs in the first year after the acquisition.  To the extent our allowable transaction costs are less than $5 million, we are required to remit the difference between $5 million and the allowable transaction costs to Limelight.  Presently, we expect to incur at least $5 million of such costs and therefore have assumed no amounts will be remaining to remit to Limelight.

EyeWonder is a leading provider of interactive digital advertising products and services, including online video and rich media solutions, serving Fortune 1000 companies and premium marketers around the globe.  In addition to helping advertisers, interactive agencies and content publishers create, build, track and optimize campaigns; EyeWonder is recognized globally for its technological expertise around targeting.  The purchase price was paid from cash on hand.  In connection with the acquisition, we incurred transaction costs of approximately $1.8 million which have been included in acquisition and integration expense for the three months ended September 30, 2011.  EyeWonder’s operating results are included in our Online segment.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The purchase price allocation is subject to further review and analysis, and receipt of final valuations.  We expect substantially all of the goodwill and other intangible assets created in the acquisition will be deductible for income tax purposes.  For estimation purposes, we are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 8 years, 5 years, 5 years and 3 years, respectively.  The acquired assets include $10.1 million of gross receivables which we recognized at their estimated fair value of $10.1 million.  We recognized $2.9 million of revenue and a $0.3 million loss before income taxes from EyeWonder in our consolidated results of operations for the three and nine months ended September 30, 2011.

Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	MIJO	MediaMind (Preliminary)	EyeWonder (Preliminary)
Current assets	$5.1	$142.3	$13.4
Property and equipment	4.0	9.1	1.6
Other non-current assets	—	16.2	1.6
Customer relationships	7.8	154.0	17.3
Trade names	1.8	15.0	1.7
Developed technology	2.6	20.0	0.6
Noncompetition agreements	4.6	11.0	4.5
Goodwill	19.5	220.9	28.9
Total assets acquired	45.4	588.5	69.6
Less deferred tax liabilities	—	(60.0)	—
Less other liabilities assumed	(1.6)	(29.2)	(13.4)
Net assets acquired	$43.8	$499.3	$56.2

Pro Forma Information

The following pro forma information presents our results of operations for the three and nine month periods ended September 30, 2011 and 2010 as if the Match Point, MIJO, MediaMind and EyeWonder acquisitions had occurred on January 1, 2010 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported				Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Revenue	$84,594	$55,626	$215,956	$166,147	$95,003	$91,881	$295,013	$274,310
Income (loss) from continuing operations	(3,925)	10,040	19,461	26,748	(9,629)	701	(7,812)	(565)
Income (loss) per share — continuing operations:
Basic	$(0.14)	$0.35	$0.70	$0.99	$(0.35)	$0.02	$(0.28)	$(0.02)
Diluted	$(0.14)	$0.35	$0.70	$0.97	$(0.35)	$0.02	$(0.28)	$(0.02)

5.  INTANGIBLE ASSETS

Changes in the carrying value of goodwill by reporting unit for the nine months ended September 30, 2011 is as follows (in thousands):

	Video and Audio
	Content
	Distribution	Television	Online	Source Ecreative	Total

Balance at December 31, 2010	$224,259	$—	$—	$1,998	$226,257
Reallocation of goodwill for change in segments	(224,259)	213,359	10,900	—	—
Purchase of MIJO	—	19,524	—	—	19,524
Purchase of MediaMind (preliminary)	—	—	220,866	—	220,866
Purchase of EyeWonder (preliminary)	—	—	28,888	—	28,888
Foreign currency translation	—	(1,516)	—	—	(1,516)

Balance at September 30, 2011	$—	$231,367	$260,654	$1,998	$494,019

Intangible assets were as follows at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets

Balance at September 30, 2011
Customer relationships	9.9	$291,351	$(43,523)	$247,828
Trade name	10.4	36,574	(9,415)	27,159
Developed technology	5.2	24,608	(1,862)	22,746
Noncompetition agreements	4.6	23,938	(2,030)	21,908

Total intangible assets	9.3	$376,471	$(56,830)	$319,641

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets

Balance at December 31, 2010
Customer relationships	10.9	$112,843	$(32,515)	$80,328
Trade name	14.4	18,304	(7,663)	10,641
Developed technology	5.2	1,610	(756)	854
Noncompetition agreements	5.0	4,130	(435)	3,695

Total intangible assets	11.1	$136,887	$(41,369)	$95,518

Intangible assets are stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for any foreign currency translation gains or losses, impairment losses recognized and amortization expense.  Intangible assets are amortized using the straight-line method.  Net intangible assets increased during the nine months ended September 30, 2011 as a result of our acquisitions of MIJO, MediaMind and EyeWonder (see Note 4).  The intangible assets created in the acquisitions of MediaMind and EyeWonder are preliminary and subject to further review and completion of valuation analyses.  Amortization expense related to intangible assets totaled $8.4 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $15.5 million and $8.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The estimated future amortization of our intangible assets as of September 30, 2011 is as follows (in thousands):

2011 (3 months)	$11,207
2012	44,756
2013	44,546
2014	43,336
2015	41,813
2016	36,528
Thereafter	97,455

Total	$319,641

6.  LONG-TERM DEBT

Long-term debt as of September 30, 2011 and December 31, 2010 is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

Term loans	$488,775	$—
Less unamortized discount	(4,738)	—
Revolving loans	—	—
Subtotal	484,037	—
Less current portion	(4,900)	—

Long-term portion	$479,137	$—

Amended Credit Facility

On July 26, 2011, we entered into an amended and restated credit agreement (the “Amended Credit Facility”) whereby we expanded our existing facility to include $490 million of term loans (the “Term Loans”) and reduced the revolving credit facility from $150 million to $120 million (the “Revolving Loans”).  The Term Loans were fully funded at closing and the proceeds therefrom were used in the acquisition of MediaMind (see Note 4).  The Term Loans were issued net of a 1.0% original issue discount which increased our effective borrowing rate by 0.18%.  The Term Loans mature in 2018, bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments of $1.225 million ($4.9 million per year).  Beginning in 2013, the Term Loans require mandatory prepayments of up to 50% of our excess cash flow (as defined in the Amended Credit Facility), depending on our consolidated leverage ratio (as defined in the Amended Credit Facility).  The Revolving Loans mature in 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio.  At September 30, 2011, we had $120 million of funds available under the Revolving Loans.  In connection with the Amended Credit Facility, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase the effective borrowing rate by 0.42%.

The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio.  The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default.  The Amended Credit Facility prohibits the payment of cash dividends and limits share redemptions and repurchases.  There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. At September 30, 2011, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility. Absent a material deterioration of our financial performance, we expect to remain in compliance with the financial covenants. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets.

Prior Credit Facility

Prior to entering into the Amended Credit Facility, in May 2011 we entered into a five-year, $150 million revolving credit facility with a group of lenders.  Borrowings under that facility bore interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuated with the consolidated leverage ratio.

7.  SHARE-BASED COMPENSATION

We issued stock options in the amounts shown in the following table (excludes stock options issued in replacement of canceled MediaMind stock options, see below).  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Number of options granted	125,000	—	159,000	113,000
Grant date fair value of options granted per share	$11.36	$—	$12.68	$20.24
Weighted average exercise price of options granted	$20.04	$—	$22.30	$35.51
Volatility (1)	60%	—%	60%	57%
Risk free interest rate (2)	1.6%	—%	1.8%	3.3%
Expected term (in years) (3)	6.3	—	6.3	6.3
Expected annual dividends	None	None	None	None

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

In connection with our July 2011 acquisition of MediaMind, we canceled all MediaMind stock options that were not vested and “in the money,” and issued stock options to purchase shares of our common stock in replacement thereof.  The replacement options have the same intrinsic value and vesting period of the MediaMind stock options replaced.  In total, we issued replacement stock options to purchase 1.15 million shares of our common stock at a weighted average exercise price of $16.63, a weighted average vesting term of 1.9 years and a grant date fair value of $22.4 million.

We recognized $3.9 million  and $1.2 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended September 30, 2011 and 2010, and $7.1 million and $3.5 million during the nine months then ended, respectively.  Unrecognized compensation costs related to unvested options, restricted stock awards and RSUs were $31.4 million at September 30, 2011.  These costs are expected to be recognized over the weighted average remaining vesting period of 1.9 years.

8.  INCOME TAXES

For the nine months ended September 30, 2011, we reported an effective tax rate of 45.7%, compared to 41.5% for the nine months ended September 30, 2010.  Our effective rate increased primarily due to increases in non-deductible compensation costs and non-deductible costs incurred to acquire MediaMind and EyeWonder, combined with a reduction in income before income taxes.

The effective rate of 45.7% for the nine months ended September 30, 2011 is greater than the effective rate reported for the six months ended June 30, 2011 of 41.3%.  The increase in the effective rate is primarily attributable to an increase in non-deductible costs incurred to acquire MediaMind and EyeWonder, combined with a reduction in income before income taxes.

As of September 30, 2011, the Company recorded long-term deferred tax liabilities of $59.6 million, primarily related to purchase accounting intangibles for MediaMind.

9.  EARNINGS PER SHARE

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs. The following table reconciles earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$(3,925)	$10,040	$19,461	$26,748
Less income allocated to unvested share awards	—	(62)	(75)	(224)
Income (loss) from continuing operations attributable to common shares	$(3,925)	$9,978	$19,386	$26,524

Weighted average common shares outstanding - basic	27,491	28,400	27,568	26,896
Dilutive securities	—	266	293	378
Weighted average common shares outstanding - diluted	27,491	28,666	27,861	27,274

Basic net income (loss) per common share:
Continuing	$(0.14)	$0.35	$0.70	$0.99
Discontinued	(0.01)	—	(0.02)	—
Total	$(0.15)	$0.35	$0.68	$0.99

Diluted net income (loss) per common share:
Continuing	$(0.14)	$0.35	$0.70	$0.97
Discontinued	(0.01)	(0.01)	(0.03)	0.01
Total	$(0.15)	$0.34	$0.67	$0.98

Antidilutive securities not included:
Options, warrants and RSUs	1,992	208	1,977	152

10.  COMPREHENSIVE INCOME

The following table summarizes total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(4,059)	$9,900	$18,833	$26,942
Reclassification of unrealized loss on interest rate swaps, net of taxes of $903	—	—	—	1,362
Unrealized loss on derivatives, net of taxes	(179)	—	(179)	—
Unrealized loss on available for sale securities, net of taxes	(238)	—	(238)	—
Foreign currency translation adjustment	(4,726)	82	(4,590)	(15)

Total comprehensive income (loss)	$(9,202)	$9,982	$13,826	$28,289

11.  DISCONTINUED OPERATIONS

During the second quarter ended June 30, 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit since it was not deemed to be part of our core business going forward.  We anticipate completing a sale by June 30, 2012.  As a result, those assets and the Springbox operating results have been reclassified to discontinued operations in the accompanying consolidated balance sheets and statements of operations.  The Springbox assets of discontinued operations are as follows (in thousands):

	September 30,	December 31,
Assets	2011	2010
Property and equipment, net	$350	$81
Intangible assets, net	2,216	2,578

Total	$2,566	$2,659

Operating results of discontinued operations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,542	$1,313	$3,789	$5,290
Cost of revenues	1,303	1,187	3,502	3,819
Depreciation and amortization	—	191	374	564
Other operating expenses	462	169	959	584
Income (loss) before income taxes	(223)	(234)	(1,046)	323
Provision (benefit) for income taxes	(89)	(94)	(418)	129

Income (loss) from discontinued operations	$(134)	$(140)	$(628)	$194

12.  SEGMENT INFORMATION

As a result of our acquisitions of MediaMind and EyeWonder, both online advertising services businesses, during the third quarter of 2011 we reorganized our reportable segments into Television and Online.  We also changed our measure of segment profit from income from operations to adjusted EBITDA as that is the measure our chief operating decision maker now uses to measure performance and allocate resources.  Adjusted EBITDA reflects income from operations before acquisition and integration expenses, share-based compensation expense and depreciation and amortization.  Our historical segment data has been reclassified to conform to the revised reportable segments and measure of segment profit.  The Television segment is comprised of businesses whose revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets.  The Television segment includes the results of our ADS business, Match Point, MIJO and SourceEcreative.  The Online segment is comprised of businesses whose revenues are principally derived from online advertising and related services.  The Online segment includes the results of our MediaMind, EyeWonder and Unicast businesses.  Our corporate expenses are allocated to the Television and Online segments based on revenues.  Our reportable segments are as follows (in thousands):

	Three Months Ended September 30,
	2011			2010
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$60,572	$24,022	$84,594	$51,552	$4,074	$55,626
Adjusted EBITDA	28,751	1,992	30,743	26,707	(567)	26,140

Less:
Acquisition and integration			(10,571)			(100)
Share-based compensation			(3,895)			(1,235)
Depreciation and amortization			(13,514)			(6,924)

Income from operations			$2,763			$17,881

	Nine Months Ended September 30,
	2011			2010
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$182,469	$33,487	$215,956	$153,900	$12,247	$166,147
Adjusted EBITDA	88,829	2,648	91,477	78,327	(852)	77,475

Less:
Acquisition and integration			(13,776)			(100)
Share-based compensation			(7,105)			(3,463)
Depreciation and amortization			(27,898)			(20,933)

Income from operations			$42,698			$52,979

As of September 30, 2011, our Television and Online segments had $233.4 million and $260.7 million, respectively, of goodwill.

13.  GEOGRAPHIC INFORMATION

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the Television segment and (ii) the address of the agency or customer who ordered the services for the Online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
North America	$70,205	$54,668	$198,770	$163,290
Europe, Middle East and Africa (excluding U.K.)	6,156	—	6,156	—
United Kingdom	3,450	958	6,247	2,857
Asia Pacific (APAC)	3,454	—	3,454	—
Latin America	1,329	—	1,329	—

Total	$84,594	$55,626	$215,956	$166,147

14.  LITIGATION

In September 2010, a securities class-action lawsuit captioned Duncan v. Ginsburg, et al, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Southern District of New York (10 Civ. 6523). Subsequently, an identical lawsuit by the same plaintiff, also captioned Duncan v. Ginsburg, et al, was filed in the U.S. District Court for the Northern District of Texas (10 Civ. 1769), and a similar lawsuit, captioned Tours v. Digital Generation, Inc., et al, was filed in the U.S. District Court for the Southern District of New York by a different plaintiff (10 Civ. 6930). The Northern District of Texas lawsuit was voluntarily dismissed by the plaintiff and the other two lawsuits were consolidated before Judge Richard J. Sullivan in the U.S. District Court for the Southern District of New York, captioned In re Digital Generation, Inc. Securities Litigation (10 Civ. 6523). On November 24, 2010, Judge Sullivan appointed a lead plaintiff and ordered that a consolidated amended complaint be filed. On January 24, 2011, the lead plaintiff filed a consolidated amended complaint on behalf of a purported class of persons who purchased or otherwise acquired Digital Generation common stock between August 4, 2010 and August 27, 2010, inclusive. The consolidated amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The lawsuit alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about the Company’s financial condition during the class period. The plaintiffs sought unspecified monetary damages and other relief.  On May 5, 2011, the parties signed a memorandum of understanding (“MOU”) to settle the class action for an amount within the coverage limits of our directors’ and officers’ liability insurance.  The MOU provides, among other things, that: (i) the litigation will be dismissed with prejudice as to all defendants; (ii) defendants believe the claims are without merit and continue to deny liability, but agree to settle in order to avoid the potential cost, burden and uncertainty of continued litigation; and (iii) the parties will jointly and promptly seek court approval of the settlement.  On June 17, 2011, the parties jointly submitted a stipulation of settlement to the U.S. District Court for the Southern District of New York.  On June 22, 2011, the Court entered an order preliminarily approving the settlement and directing the Lead Plaintiff to notify the class of the settlement.  In July 2011, our insurance carrier funded the settlement amount approved by the Court.  On September 13, 2011, the Court entered a final order approving the settlement.

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

Overview

We are a leading provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters, online publishers and other media outlets.  During the third quarter, we acquired two online digital advertising services businesses.  In July 2011, we acquired MediaMind Technologies, Inc. (“MediaMind”) for $499 million and in September 2011 we acquired the EyeWonder advertising unit of Limelight Networks, Inc. for $56 million.  As a result of these acquisitions, we reorganized our business into two distinct reportable segments, Television and Online.

Television Segment

Our Television segment is comprised of businesses whose revenue is principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets.  The Television segment includes the operating results of our ADS business, SourceEcreative, Match Point and MIJO.  The majority of our Television segment revenue results from the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically.  We offer a digital alternative to the dub and ship delivery of spots.  We generally bill our services on a per transaction basis.  Our business can be impacted by several factors including general economic conditions, the overall advertising market, the financial stability of our customers, new emerging digital technologies, the increasing trend towards delivering high definition (“HD”) data files, and the continued transition from the traditional dub and ship delivery method to digital broadcast signal transmission.

Online Segment

Our Online segment is comprised of businesses whose revenue is principally derived from online advertising and related services.  The Online segment includes the operating results of Unicast, which we acquired in October 2008, and our recent acquisitions of MediaMind and EyeWonder.  Currently, we operate three separate online advertising platforms.  Over time, we expect we will migrate all of our online advertising related business to the MediaMind platform.  As a result of this planned migration, we expect to realize certain operating synergies in future periods.

We are a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers.  Our goal is to enable advertisers to engage consumers of digital media with more impact and efficiency.  We operate three separate campaign management platforms that help advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search.  Our advertising platforms provide our customers with easy-to-use, end-to-end solutions to enhance planning, media buying, creative development, delivery, measurement and optimization of their digital media campaigns.  As a result, our customers are able to enhance brand awareness and strengthen communications with their customers, increase website traffic and conversion, and improve online and offline sales.  Our solutions are delivered through scalable technology infrastructures that allow delivery of digital media advertising campaigns of any size.

Acquisitions

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. Since the beginning of 2010, we acquired four separate businesses involved in the distribution of media content.

Seasonality and Political Advertising

Our business is seasonal as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first and third quarters, build throughout the rest of the year and are generally the highest in the fourth quarter.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

Third Quarter Highlights

•     Revenues increased $29.0 million, or 52%, from last year’s third quarter.

•     Revenues from our Online segment increased $19.9 million, or 490%, from last year’s third quarter principally due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011.

•     Reported $10.6 million of acquisition and integration costs compared to $0.1 million from last year’s third quarter due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011.

•     We acquired two online advertising services businesses, MediaMind and EyeWonder, and along with our Unicast unit, formed the Online reportable segment.  See Note 4 in the accompanying financial statements.

•     We incurred $490 million of debt in connection with the acquisition of MediaMind.  See Note 6 in the accompanying financial statements.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2011	Three Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$84,594	$55,626	52%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	28,292	16,948	67	33.4	30.5
Sales and marketing	9,619	3,291	192	11.4	5.9
Research and development	5,546	2,709	105	6.5	4.9
General and administrative	14,289	7,773	84	16.9	14.0
Acquisition and integration	10,571	100	NM	12.5	0.2
Depreciation and amortization	13,514	6,924	95	16.0	12.4
Total costs and expenses	81,831	37,745	117	96.7	67.9

Income from operations	2,763	17,881	(85)	3.3	32.1

Other (income) expense:
Interest expense	6,477	861	652	7.7	1.5
Interest (income) and other expense, net	284	(137)	(307)	0.3	(0.2)

Income (loss) before income taxes	(3,998)	17,157	(123)	(4.7)	30.8
Provision (benefit) for income taxes	(73)	7,117	(101)	(0.1)	12.8
Income (loss) from continuing operations	(3,925)	10,040	(139)	(4.6)	18.0
Loss from discontinued operations	(134)	(140)	(4)	(0.2)	(0.2)
Net income (loss)	$(4,059)	$9,900	(141)	(4.8)	17.8

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$2,763	$17,881	(85)%	3.3%	32.1%
Depreciation and amortization	13,514	6,924	95	16.0	12.4
Share-based compensation	3,895	1,235	215	4.6	2.2
Acquisition and integration	10,571	100	NM	12.5	0.2
Adjusted EBITDA (b)	$30,743	$26,140	18	36.4	46.9

(b)     See discussion of Non-GAAP financial measures on page 31.

NM — Not meaningful

Revenues.    For the three months ended September 30, 2011, revenues increased $29.0, or 52%, as compared to the same period in the prior year.  For further discussion on revenues by reportable segment, see each of the Television and Online segments.

Cost of Revenues.      For the three months ended September 30, 2011, cost of revenues increased $11.3 million, or 67%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 33.4% in the current period as compared to 30.5% in the same period in the prior year.  Costs of revenues increased due to (i) the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($10.8 million) in our operating results, and (ii) higher Unicast costs ($0.5 million) largely attributable to an increase in Unicast’s revenues.  The increase in our cost of revenues percentage is principally due to the acquisitions of Match Point and MIJO which have higher cost of revenue percentages than the balance of the Company.

Sales and Marketing.      For the three months ended September 30, 2011, sales and marketing expense increased $6.3 million, or 192%, as compared to the same period in the prior year.  The increase was due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($6.9 million) in our operating results, partially offset by a decrease ($0.5 million) in Unicast’s sales and marketing expenses due to lower compensation costs.  As a percentage of revenues, sales and marketing expenses increased to 11.4% in the current period as compared to 5.9% in the same period in the prior year.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have much higher selling expenses than the balance of the Company.

Research and Development.      For the three months ended September 30, 2011, research and development costs increased $2.8 million, or 105%, as compared to the same period in the prior year.  The increase was due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($3.0 million) in our operating results, partially offset by a slight decrease ($0.2 million) in professional fees.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have much higher research and development expenses than the balance of the Company.

General and Administrative    For the three months ended September 30, 2011, general and administrative expense increased $6.5 million, or 84%, as compared to the same period in the prior year.  The increase was primarily due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($5.1 million, which includes $2.0 million of share-based compensation expense) in our operating results and higher legacy share-based compensation expense ($0.7 million).

Acquisition and Integration.    For the three months ended September 30, 2011, acquisition and integration expense increased $10.5 million as compared to the same period in the prior year.  The increase was due to costs associated with the acquisitions of MediaMind and EyeWonder.

Depreciation and Amortization.      For the three months ended September 30, 2011, depreciation and amortization expense increased $6.6 million, or 95%, as compared to the same period in the prior year.  The increase was due to additional depreciation and amortization associated with the assets of acquired businesses (MediaMind, EyeWonder, MIJO and Match Point) since the end of the prior year period.

Interest Expense.     For the three months ended September 30, 2011, interest expense increased $5.6 million as compared to the same period in the prior year.  The increase was attributable to issuing $490 million of Term Loans in connection with the acquisition of MediaMind in July 2011.

Interest Income and Other Expense, net.     For the three months ended September 30, 2011, interest income and other expense, net decreased $0.4 million as compared to the same period in the prior year.  The decrease was due to the recognition of a loss on foreign currency forward contracts that are used to hedge foreign currency exchange rates.

Provision (Benefit) for Income Taxes.     For the three months ended September 30, 2011 and 2010, the provision (benefit) for income taxes was (1.8)% and 41.5%, respectively, of income before income taxes.  The provision (benefit) for each period differs from the expected federal statutory rate of 35% as a result of certain non-deductible expenses and state income taxes.  The decrease in our effective tax rate was due to incurring $10.6 million of acquisition and integration expenses in connection with our purchase of MediaMind and EyeWonder, a portion of which is not expected to be deductible for federal income tax purposes.

Loss from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit.  During the second quarter ended June 30, 2011, we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.   We anticipate completing a sale by June 2012.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Nine Months Ended		2011	Nine Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$215,956	$166,147	30%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	72,741	50,658	44	33.7	30.5
Sales and marketing	15,844	9,868	61	7.3	5.9
Research and development	10,891	7,254	50	5.0	4.4
General and administrative	32,108	24,355	32	14.9	14.7
Acquisition and integration	13,776	100	NM	6.4	—
Depreciation and amortization	27,898	20,933	33	12.9	12.6
Total costs and expenses	173,258	113,168	53	80.2	68.1

Income from operations	42,698	52,979	(19)	19.8	31.9

Other (income) expense:
Interest expense	6,709	7,324	(8)	3.1	4.4
Interest (income) and other expense, net	162	(77)	(310)	0.1	—

Income before income taxes	35,827	45,732	(22)	16.6	27.5
Provision for income taxes	16,366	18,984	(14)	7.6	11.4
Income from continuing operations	19,461	26,748	(27)	9.0	16.1
Income (loss) from discontinued operations	(628)	194	(424)	(0.3)	0.1
Net income	$18,833	$26,942	(30)	8.7	16.2

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$42,698	$52,979	(19)%	19.8%	31.9%
Depreciation and amortization	27,898	20,933	33	12.9	12.6
Share-based compensation	7,105	3,463	105	3.3	2.1
Acquisition and integration	13,776	100	NM	6.4	—
Adjusted EBITDA (b)	$91,477	$77,475	18	42.4	46.6

(b)     See discussion of Non-GAAP financial measures on page 31.

NM — Not meaningful

Revenues.    For the nine months ended September 30, 2011, revenues increased $49.8, or 30%, as compared to the same period in the prior year.  For further discussion on revenues by reportable segment, see each of the Television and Online segments.

Cost of Revenues.      For the nine months ended September 30, 2011, cost of revenues increased $22.1 million, or 44%, as compared to the same period in the prior year.   As a percentage of revenues, cost of revenues increased to 33.7% in the current period as compared to 30.5% in the same period in the prior year.  Costs of revenues increased due to (i) the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($19.8 million) in our operating results, and (ii) higher Unicast costs ($1.6 million) and our ADS business costs ($0.5 million) largely attributable to an increase in related revenues.  The increase in our cost of revenues percentage is principally due to the acquisitions of Match Point and MIJO which have higher cost of revenue percentages than the balance of the Company.

Sales and Marketing.      For the nine months ended September 30, 2011, sales and marketing expense increased $6.0 million, or 61%, as compared to the same period in the prior year.  The increase was due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($7.3 million) in our operating results, partially offset by a decrease ($1.3 million) in Unicast’s sales and marketing expenses due to lower compensation, advertising and promotion costs.  As a percentage of revenues, sales and marketing expenses increased to 7.3% in the current period as compared to 5.9% in the same period in the prior year.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have much higher selling expenses than the balance of the Company.

Research and Development.      For the nine months ended September 30, 2011, research and development costs increased $3.6 million, or 50%, as compared to the same period in the prior year.  The increase was due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($3.3 million) in our operating results, and an increase ($0.5 million) in Unicast’s personnel costs.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have much higher research and development expenses than the balance of the Company.

General and Administrative    For the nine months ended September 30, 2011, general and administrative expense increased $7.8 million, or 32%, as compared to the same period in the prior year.  The increase was primarily due to the inclusion of Match Point, MIJO, MediaMind and EyeWonder ($6.4 million, which includes $2.0 million of share-based compensation expense) in our operating results and higher legacy share-based compensation expense ($1.6 million).

Acquisition and Integration.    For the nine months ended September 30, 2011, acquisition and integration expense increased $13.7 million as compared to the same period in the prior year.  The increase was due to costs associated with the acquisitions of MediaMind, EyeWonder and MIJO.

Depreciation and Amortization.      For the nine months ended September 30, 2011, depreciation and amortization expense increased $7.0 million, or 33%, as compared to the same period in the prior year.  The increase was due to additional depreciation and amortization associated with the assets of acquired businesses (MediaMind, EyeWonder, MIJO and Match Point) since the end of the prior year period.

Interest Expense.     For the nine months ended September 30, 2011, interest expense decreased $0.6 million as compared to the same period in the prior year.  Interest expense in the current year period was attributable to issuing $490 million of Term Loans in connection with the acquisition of MediaMind in July 2011.  Interest expense in the prior year period was attributable to (i) borrowings on a prior credit facility until April 2010 when that credit facility was paid off, (ii) interest rate swap termination charges, and (iii) the write off of debt issuance costs associated with the prior credit facility.

Interest Income and Other Expense, net.     For the nine months ended September 30, 2011, interest income and other expense, net decreased $0.2 million as compared to the same period in the prior year.  The decrease was due to the recognition of a loss on foreign currency forward contracts that are used to hedge foreign currency exchange rates, partially offset by an increase in interest and other income.

Provision for Income Taxes.     For the nine months ended September 30, 2011 and 2010, the provision for income taxes was 45.7% and 41.5%, respectively, of income before income taxes.  The provision for each period differs from the expected federal statutory rate of 35% as a result of certain non-deductible expenses and state income taxes. The increase in our effective tax rate was due to incurring $13.8 million of acquisition and integration expenses in connection with our purchase of MediaMind, EyeWonder and MIJO, a portion of which is not expected to be deductible for federal income tax purposes.

Income (Loss) from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit.  During the second quarter ended June 30, 2011, we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.   We anticipate completing a sale by June 2012.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Television Segment

The following table sets forth certain historical financial data for our Television segment (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2011	Three Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$60,572	$51,552	17%	100.0%	100.0%
Adjusted EBITDA	28,751	26,707	8	47.5	51.8

The Television segment includes the results of our ADS business, Match Point, MIJO and SourceEcreative.  Match Point was acquired in October 2010 and MIJO was acquired in April 2011. The Television segment includes an allocation of corporate overhead.

Revenues.      For the three months ended September 30, 2011, revenues increased $9.0 million, or 17%, as compared to the same period in the prior year.  The increase was primarily due to (i) a $7.0 million increase in HD revenue ($31.7 million in 2011 compared to $24.7 million in 2010) and (ii) the acquisition of MIJO on April 1, 2011 and Match Point on October 1, 2010 which contributed $5.3 million and $4.2 million of revenue, respectively, partially offset by a decrease in standard definition (“SD”) revenue ($7.0 million).  HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content.  HD revenue per delivery decreased in 2011 as a result of a higher percentage of electronic deliveries (92% in 2011 compared to 74% in 2010).  Historically, electronic deliveries are priced lower than physical deliveries.  Both HD and SD revenue per delivery decreased due to volume discounts and the competitive environment.  The decline in SD revenue was partially attributable to lower political advertising in the 2011 period as compared to the 2010 period ($1.5 million).

Adjusted EBITDA.    For the three months ended September 30, 2011, adjusted EBITDA increased $2.0 million, or 8%, as compared to the same period in the prior year.  The increase was attributable to including MIJO and Match Point in our operating results ($2.6 million), offset by a reduction in our ADS business ($1.0 million).  Our ADS business decreased as a result of slightly lower revenues ($0.6 million) and increased operating costs ($0.4 million) partially related to our international expansion.

Online Segment

The following table sets forth certain historical financial data for our Online segment (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2011	Three Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$24,022	$4,074	490%	100.0%	100.0%
Adjusted EBITDA	1,992	(567)	451	8.3	(13.9)

As discussed above, the Online segment is comprised of the operating results of Unicast and our recent acquisitions of MediaMind (July 2011) and EyeWonder (September 2011).  As a result of the recent acquisitions, the operating results for the periods above are not comparable.  Further, we expect over time we will migrate all of our online advertising related business to the MediaMind platform.  As a result of this planned migration, we expect to realize certain operating synergies in future periods. The Online segment includes an allocation of corporate overhead.

Revenues.      For the three months ended September 30, 2011, revenues increased $19.9 million, or 490%, as compared to the same period in the prior year.  The increase was primarily due to (i) the acquisitions of MediaMind ($16.3 million) and EyeWonder ($2.9 million) and (ii) a 17% increase in Unicast’s revenues ($0.7 million).

Adjusted EBITDA.    For the three months ended September 30, 2011, adjusted EBITDA increased $2.6 million, or 451%, as compared to the same period in the prior year.  The increase was primarily attributable to including MediaMind in our operating results and improvement of our Unicast business ($0.8 million).  Our Unicast business improved principally due to higher revenues ($0.7 million) and slightly lower costs and expenses ($0.1 million).

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Television Segment

The following table sets forth certain historical financial data for our Television segment (dollars in thousands).

			% Change	As a % of Revenue
	Nine Months Ended		2011	Nine Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$182,469	$153,900	19%	100.0%	100.0%
Adjusted EBITDA	88,829	78,327	13	48.7	50.9

Revenues.      For the nine months ended September 30, 2011, revenues increased $28.6 million, or 19%, as compared to the same period in the prior year.  The increase was primarily due to (i) a $27.0 million increase in HD revenue ($95.3 million in 2011 compared to $68.3 million in 2010) and (ii) the acquisition of MIJO on April 1, 2011 and Match Point on October 1, 2010 which contributed $10.6 million and $14.0 million of revenue, respectively, partially offset by a decrease in SD revenue ($18.4 million).  HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content.  HD revenue per delivery decreased in 2011 as a result of a higher percentage of electronic deliveries (88% in 2011 compared to 71% in 2010).  Historically, electronic deliveries are priced lower than physical deliveries.  Both HD and SD revenue per delivery decreased due to volume discounts and the competitive environment.  The decline in SD revenue was also attributable to lower political advertising in the 2011 period as compared to the 2010 period ($2.8 million).

Adjusted EBITDA.    For the nine months ended September 30, 2011, adjusted EBITDA increased $10.5 million, or 13%, as compared to the same period in the prior year.  The increase was primarily attributable to including MIJO and Match Point in our operating results ($6.6 million) and improvement of our ADS business ($3.1 million).  Our ADS business improved principally due to higher revenues ($3.6 million) with only a slight increase in operating costs ($0.5 million) partially related to our international expansion.

Online Segment

The following table sets forth certain historical financial data for our Online segment (dollars in thousands).

			% Change	As a % of Revenue

	Nine Months Ended		2011	Nine Months Ended
	September 30,		vs.	September 30,
	2011	2010	2010	2011	2010
Revenues	$33,487	$12,247	173%	100.0%	100.0%
Adjusted EBITDA	2,648	(852)	411	7.9	(7.0)

Revenues.      For the nine months ended September 30, 2011, revenues increased $21.2 million, or 173%, as compared to the same period in the prior year.  The increase was primarily due to (i) the acquisitions of MediaMind ($16.3 million) and EyeWonder ($2.9 million) and (ii) a 16% increase in Unicast’s revenues ($2.0 million).

Adjusted EBITDA.    For the nine months ended September 30, 2011, adjusted EBITDA increased $3.5 million, or 411%, as compared to the same period in the prior year.  The increase was primarily attributable to including MediaMind in our operating results and improvement of our Unicast business ($1.7 million).  Our Unicast business improved principally due to higher revenues ($2.0 million) and with only slightly higher costs and expenses ($0.3 million).

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

We define “Adjusted EBITDA” as net income, before interest, taxes, depreciation and amortization, share-based compensation, restructuring / impairment charges and benefits, acquisition and integration related expenses, discontinued operations, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, acquisition and integration expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs, and may not be indicative of current or future capital expenditures.

Adjusted EBITDA should be considered in addition to, not as a substitute for, our operating income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, we are presenting the most directly comparable GAAP financial measures and reconciling the non-GAAP financial measures to the comparable GAAP measures.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$67,082	$73,409
Accounts receivable, net	90,039	64,099
Property and equipment, net	53,125	39,380
Deferred income taxes	34,148	14,729
Goodwill and intangible assets, net	813,660	321,775

Liabilities:
Accounts payable and accrued liabilities	52,220	17,685
Deferred income taxes	59,618	—
Debt	484,037	—

Stockholders’ equity	500,526	496,912

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity.  Cash was generated principally from operating activities ($53.5 million) and proceeds from the issuance of debt ($485.1 million), and used primarily to purchase MediaMind, EyeWonder and MIJO ($499.9 million, net of cash acquired).

Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 87 days at September 30, 2011 and 78 days at December 31, 2010.  The increase was primarily due to the acquisitions of MediaMind and EyeWonder which collect their receivables at a slower rate than the remainder of the Company.

Property and equipment tends to increase when we make significant improvements to our equipment, expand our network or initiate capitalized software development projects. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For the nine months ended September 30, 2011 and 2010, purchases of property and equipment were $6.9 million and $7.1 million, respectively. For the nine months ended September 30, 2011 and 2010, capitalized costs of developing software were $5.5 million and $3.6 million, respectively.  In addition, we obtained $14.7 million of property and equipment in connection with our acquisitions of MediaMind, EyeWonder and MIJO.

Goodwill and intangible assets increased during 2011 as a result of the purchase of MediaMind, Eyewonder and MIJO, partially offset by the amortization of intangible assets.

Accounts payable and accrued liabilities increased $34.5 million during 2011.  The increase primarily relates to the acquisitions of MediaMind, Eyewonder and MIJO.

Stockholders’ equity increased $3.6 million during 2011. The increase primarily relates to net income ($18.8 million) and share-based compensation expense ($7.1 million) in excess of our purchases of shares pursuant to our stock repurchase program ($16.6 million) and losses on foreign currency translation adjustments ($4.6 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$18,833	$26,942
Depreciation and amortization	28,442	21,496
Deferred income taxes and other	2,137	16,764
Changes in operating assets and liabilities, net	4,125	(441)
Total	53,537	64,761

Investing activities:
Purchases of property and equipment	(6,910)	(7,054)
Capitalized costs of developing software	(5,491)	(3,585)
Acquisitions	(499,945)	—
Other	(1,257)	—
Total	(513,603)	(10,639)

Financing activities:
Proceeds from issuance of common stock, net	383	115,823
Purchases of treasury stock and other	(17,700)	(6,043)
Proceeds from issuance of long-term debt	485,100	—
Payment of debt issuance costs	(12,019)	—
Repayments of long-term debt	(1,225)	(102,462)
Repayments of capital leases	(298)	(3,618)
Total	454,241	3,700

Effect of exchange rate changes on cash and cash equivalents	(502)	(15)

Net increase (decrease) in cash and cash equivalents	$(6,327)	$57,807

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization, (ii) deferred income taxes and (iii) share-based compensation.  In 2011, we generated $53.5 million in cash from operating activities as compared to $64.8 million in 2010. The decrease was primarily the result of incurring $13.8 million in acquisition and integration expenses during 2011.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During 2011, we acquired three businesses (MediaMind, EyeWonder and MIJO) at a cost $499.9 million, net of cash acquired.  See Note 4 to our consolidated financial statements.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt, payment of debt issuance costs and purchases of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•               cash on hand,

•               cash generated from operating activities,

•               borrowings from our credit facility, and

•               the issuance of equity securities.

As of September 30, 2011, we had $67.1 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of September 30, 2011, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $100 million of preferred stock.

In July 2011 we acquired MediaMind for $397.8 million (net of cash acquired) and in September 2011 we acquired EyeWonder for $58.3 million (net of cash acquired).  In connection with these transactions, we incurred over $13 million in acquisition and integration expenses.  In connection with the MediaMind acquisition, we entered into an Amended Credit Facility that contains $490 million of Term Loans and $120 million of Revolving Loans (none outstanding at September 30, 2011).  We borrowed $490 million of Term Loans to complete the MediaMind acquisition.  See Note 6 to our consolidated financial statements.

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

During the fourth quarter of 2011, we expect we will:

•               purchase property and equipment and incur capitalized software development costs ranging from $5 to $6 million.

We expect to use cash to further expand and develop our business. We may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.  We have a share repurchase program outstanding that authorizes us to repurchase up to $80 million of our common stock.  As of September 30, 2011, $50.3 million was available for future share repurchases.  However, under our Amended Credit Facility share redemptions and repurchases are limited.

Contractual Payment Obligations

The table below summarizes our contractual obligations, including estimated interest and amounts of escalating operating lease rental payments, at September 30, 2011 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Debt, including estimated interest	$648,591	$33,475	$141,974	$86,099	$387,043
Operating leases	48,962	3,063	17,938	12,796	15,165
Employment contracts	3,630	988	1,767	875	—
Unconditional purchase obligations	13,388	2,187	11,201	—	—

Total contractual obligations	$714,571	$39,713	$172,880	$99,770	$402,208

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

Foreign Currency Exchange Risk

Historically, we have provided limited services to entities located outside the United States and, therefore, our exchange rate gains and losses have not been material.  However, in April 2011 we acquired MIJO with substantially all of its operations conducted in Canada.  In July 2011 we acquired MediaMind with the majority of its operations conducted outside the United States.  Further, in September 2011 we acquired EyeWonder with a portion of its operations conducted outside the United States.  As a result, we are subject to foreign currency transaction and translation gains and losses.  In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates.

As a result of the substantial increase in our foreign operations, we expect to experience foreign currency transaction and translation gains and losses in the future, somewhat mitigated by our foreign currency hedging programs.

Interest Rate Risk

In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind.  The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum.  To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.35% at September 30, 2011) our interest expense and payments will increase (absent an interest rate hedging arrangement).  See Note 6 to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be excluding MIJO, MediaMind and EyeWonder from our assessment of internal controls over financial reporting in 2011 because these entities were acquired by us in business combinations during 2011.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 14 to the consolidated financial statements.

Item 1A. RISK FACTORS

See the risk factors discussed in our (i) Annual Report and (ii) Prospectus Supplement to our Registration Statement filed with the SEC on April 8, 2010, under the heading “Risk Factors” and the following additional risk factors.

We may be unable to successfully integrate the MediaMind, EyeWonder and MIJO businesses and realize the anticipated benefits of these acquisitions.

The success of the MediaMind, EyeWonder and MIJO acquisitions will depend on our ability to successfully integrate the acquired businesses, grow our combined revenues and realize the anticipated strategic benefits from these acquisitions. We can provide no assurance that the anticipated benefits of the MediaMind, EyeWonder and MIJO acquisitions will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of these businesses into ours will not be greater than expected. Actual operating, technological, strategic and sales synergies, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are unable to fully recognize the anticipated benefits of these acquisitions, our business and financial results could be adversely affected.

We expect to incur substantial expenses related to the integration of these acquisitions.

We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of these businesses. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses.

These acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

Our acquired businesses may expose us to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, technology and intellectual property issues including claims of infringement, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.

These acquisitions have increased our exposure to the risks of operating internationally.

The MediaMind, EyeWonder and MIJO acquisitions have increased the importance of international operations to our future operations, growth and prospects. As a result of our recent acquisitions, we have operations in numerous foreign countries and may continue to expand our operations internationally. Our international operations are subject to varying degrees of regulation in each of the jurisdictions in which services are provided. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various jurisdictions. In addition, expansion into new international markets requires additional management attention and resources in order to tailor our products, services and solutions to the unique aspects of each country.

Some of the risks inherent in conducting business internationally include:

•                  challenges caused by distance, language and cultural differences;

•                  longer payment cycles in some countries;

•                  legal and regulatory restrictions;

•                  currency exchange rate fluctuations;

•                  foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•                  political and economic instability and export restrictions;

•                  potentially adverse tax consequences; and

•                  higher costs associated with doing business internationally.

Any one or more of these factors could adversely affect our international operations.

In addition, MediaMind’s business is subject to a number of risks and challenges that specifically relate to its Israeli operations, which includes its primary research and development facilities located in Herzeliya, Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or any acts of terrorism or other major hostilities in the Middle East could harm MediaMind’s Israeli operations and make it more difficult to conduct its operations in Israel. Any such effects may also not be covered by insurance. MediaMind’s Israeli operations may not be successful if it is affected by these challenges, which could limit the growth of our business and may affect our business, financial condition and results of operations as a whole. Additionally, beginning in early 2011, riots and popular uprisings in various countries in the Middle East have led to severe political instability in those countries the effects of which we are unable to predict.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products. Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business and on our ability to offer our services or products in one or more countries, and could also materially affect our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, local operators, partners or agents will not violate our policies.

Our current or future levels of indebtedness could adversely affect our ability to grow our business and the covenants and restrictions in our credit facility could adversely affect our business, financial condition and results of operations.

We have substantial amounts of debt outstanding under our credit facility.  As a result, we are required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows are not available for other corporate purposes.  Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our indebtedness.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our level of indebtedness may:

•                  adversely impact our ability to use our cash flow or obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•                  require us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness;

•                  subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates;

•                  increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•                  limit our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

The operating and financial restrictions and covenants contained in the agreements governing our outstanding indebtedness may limit our ability to finance future operations or capital needs, borrow additional funds for development and make certain investments.  For example, our credit facility restricts our ability to, among other things: incur additional debt or issue guarantees; incur or permit certain liens to exist; make certain investments, acquisitions or other restricted payments; modify our organizational documents; engage in certain types of transactions with affiliates; merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities.  However, we may not be able to obtain any such refinancing or additional facilities on favorable terms or at all.

System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

The performance and reliability of our computer network and phone systems infrastructure is critical to our operations. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions.  On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million.  However, under our Amended Credit Facility share redemptions and repurchases are limited.  The stock repurchase plan has no expiration date.  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

July 1, 2011 through July 31, 2011	—	$—	—	$50,281
August 1, 2011 through August 31,2011	—	$—	—	$50,281
September 1, 2011 through September 30, 2011	—	$—	—	$50,281

Total	—		$—	$50,281

Item 5.  OTHER INFORMATION

Executive Transition and Employment Agreements

On November 9, 2011, the Company announced that, effective January 1, 2012, Scott K. Ginsburg, our Chairman and Chief Executive Officer, will transition to the role of Executive Chairman, and Neil Nguyen, our President and Chief Operating Officer, will become President and Chief Executive Officer.

In connection with the foregoing transition, the Company entered into new employment agreements with each of Messrs. Ginsburg and Nguyen.  Each of the employment agreements has an initial term of three years beginning January 1, 2012, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms.  These new employment agreements will replace the existing employment agreements with these executives, effective January 1, 2012.

Under the new employment agreements, Mr. Ginsburg’s initial annual base salary will be $630,000, and Mr. Nguyen’s initial annual base salary will be $595,000, which amounts will be subject to increase each year at the discretion of the board of directors or the compensation committee thereof (which increase will be no less than 5% each year in each of 2013 and 2014).  Each executive’s target annual bonus will be 100% of his then-applicable annual base salary.  It is anticipated that 75% of each executive’s bonus will be determined based on the Company’s achievement of financial objectives for the relevant year, including attainment of revenue and EBITDA goals, and that 25% of each executive’s bonus will be determined based on subjective individual objectives for the relevant year.  Each executive is entitled to four weeks of paid vacation per calendar year, will receive a car allowance totaling $1,000 per month for the term of the agreement, will be reimbursed for financial and tax planning services in an amount up to $7,500 annually and will receive a comprehensive physical at Company expense in an amount up to $5,000 annually.  Finally, the Company shall pay the amount of premiums or other costs incurred for the coverage of the executive and his spouse and dependent family members under the Company’s health plan.

The new employment agreements also contemplate the future issuance of equity awards to the executive officers.  No later than January 1, 2012, the compensation committee of the board of directors will award each executive a retention award of 275,000 restricted stock units pursuant to the Company’s 2011 Incentive Award Plan.  These restricted stock units will vest over three years in three equal annual installments.  In addition, the restricted stock units will vest on an accelerated basis upon the executive’s death, disability, board-approved retirement, termination without cause, resignation for good reason, or in the event of non-renewal of the term of the executive’s employment agreement by the Company.

The new employment agreements also include provisions respecting severance.  If the executive is terminated without cause or resigns for good reason, or in the event of non-renewal of the term of the agreement by the Company, he will be entitled to his base salary through the remainder of the initial three-year term or 12 months’ base salary, whichever is greater, in either case at the rate then in effect.  Mr. Ginsburg’s severance will be payable in a lump sum within 60 days following his date of termination.  Mr. Nguyen’s severance will be paid as follows:  an amount equal to 12 months’ base salary will be paid in accordance with the Company’s standard payroll practices over the 12 month period following his date of termination and any additional severance will be payable in a lump sum within 60 days following his date of termination.  In addition, in the event the executive’s termination without cause or resignation for good reason or the non-renewal of the term of the agreement by the Company occurs following a change in control, or in the event of the executive’s death or his termination of employment by reason of his disability, the executive will also be entitled to receive the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs.  Such annual bonus shall be determined by the compensation committee based on the Company’s performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment on the date on which annual bonuses for the year in which his termination occurs are paid to the Company’s executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs.  If the executive is terminated by the Company for cause or resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

For purposes of the new employment agreements, good reason includes the assignment of duties inconsistent with the executive’s title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by more than twenty miles, the transfer to an office other than the principal office or a material breach of the employment agreement by the Company.  For purposes of the agreements, cause includes conviction of or a plea of guilty or nolo contendre by the executive to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the agreement by the executive.

The agreements also contain standard confidentiality, non-competition and non-solicitation covenants.

The above summary of the new employment agreements with Messrs. Ginsburg and Nguyen is qualified in its entirety by reference to the full text of the agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

Exhibits
10.1**	2011 Incentive Award Plan.
10.2**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.
10.3**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Incentive Award Plan.
10.4**	Form of Stock Option Agreement under 2006 Long-Term Stock Incentive Plan for Israeli participants.
10.5**	Employment Agreement, dated November 8, 2011 between Digital Generation, Inc. and Scott K. Ginsburg.
10.6**	Employment Agreement, dated November 8, 2011 between Digital Generation, Inc. and Neil H. Nguyen.
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: November 9, 2011	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer