Form 10-K
period 2011-12-31
Digital Generation, Inc.
filed 2012-02-29
CIK 934448

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-27644

Digital Generation, Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	94-3140772 (I.R.S. Employer Identification No.)
750 West John Carpenter Freeway, Suite 700 Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

(972) 581-2000
Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

          Securities registered pursuant to section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $822,130,928 (based on the closing sale price of the registrant's common stock on that date as reported on the NASDAQ Global Select Market).

          As of February 28, 2012 the registrant had 27,365,881 shares of common stock outstanding.

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "future," "intends," "will," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

  •
  our ability to further identify, develop and achieve commercial success for new products;

  •
  delays in product development;

  •
  the development of competing distribution and online services and products, and the pricing of competing services and products;

  •
  our ability to protect our proprietary technologies;

  •
  the shift of advertising spending by our customers to online and non-traditional media from television and radio;

  •
  the demand for High Definition (HD) ad delivery by our customers;

  •
  integrating MediaMind and other acquisitions with our operations, systems, personnel and technologies;

  •
  operating in a variety of foreign jurisdictions;

  •
  fluctuations in currency exchange rates;

  •
  adaption to new, changing, and competitive technologies;

  •
  potential impairment of our goodwill and other long-lived assets; and

  •
  other factors discussed elsewhere herein under the heading "Risk Factors."

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

DIGITAL GENERATION, INC.

PART I

ITEM 1.    BUSINESS

General

        Digital Generation, Inc. (NASDAQ: DGIT) ("DG," the "Company," "we," "us" or "our") is the world's leading ad management and distribution platform. DG helps advertisers engage with consumers across television and online media while delivering timely and impactful ad campaigns. Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending.

Background

        The ability to execute campaigns in a timely and scalable manner is a crucial requirement for our customers. Our technology empowers advertisers and agencies to deliver their creative assets to broad audiences, ensure consistent quality of the consumer experience, and utilize real time data for rigorous analysis and optimization. We focus on the two major advertising channels—television and online media, as well as on opportunities arising from the ongoing convergence of these two ecosystems.

Television

        For television media, we electronically distribute advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate two nationwide digital networks out of our Network Operation Centers ("NOCs") in Atlanta, Georgia and Irving, Texas which link more than 5,000 advertisers, advertising agencies and content owners with more than 29,000 television, radio, cable, print and web publishing destinations electronically throughout the United States, Canada, and Europe. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries.

        In 2011, we provided delivery services for 23 of the top 25 advertisers, as ranked by Ad Age. The majority of our revenue is derived from multiple services relating to the electronic delivery of video and audio advertising content. Our primary source of revenue is the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We offer a digital alternative to the dub and ship delivery method of spot advertising. We generally bill our services on a per transaction basis.

        We also offer a variety of other ancillary products that serve the advertising industry. These services include creative research, media production and duplication, distribution, management of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery.

Online

        For online media, our online division, MediaMind, offers an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. MediaMind provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size.

        We are the only major provider of integrated campaign management solutions not committed to, or affiliated with, a particular publisher, agency or agency group, or advertising network. We believe our neutral position has numerous benefits, such as eliminating potential conflicts with advertisers since we do not own or sell any advertising inventory, allowing us to provide unbiased insight and analysis, and ensuring the protection and proper use of our customers' proprietary data.

        In 2011, we delivered campaigns for approximately 11,000 brand advertisers using approximately 4,300 media agencies and creative agencies across approximately 11,500 global web publishers in 75 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East. We derive our revenue from customers who pay fees to create, execute and measure advertising campaigns on our platform.

Acquisitions

        Over the past two fiscal years, we have completed several strategic transactions including the following:

  •
  On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $26.7 million in cash, plus an earn out of up to $3.0 million in additional consideration based on Match Point's future revenues. Match Point is part of our television segment. We acquired Match Point to expand our customer base and product offerings. The acquisition also gives us an opportunity to bring digital distribution and digital workflow solutions to the direct response marketplace which will likely result in operating synergies.

  •
  On April 1, 2011, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held MIJO Corporation ("MIJO") for $43.8 million in cash. MIJO, established in 1978 and based in Toronto, Canada, provides broadcast and digital media services to the Canadian advertising, entertainment and broadcast industries. MIJO's operating results are included in our television segment. We acquired MIJO to expand our international customer base and product offerings.

  •
  On July 26, 2011, pursuant to a tender offer and subsequent merger, we acquired all of the outstanding shares of MediaMind Technologies, Inc. ("MediaMind"), for $499.3 million in cash. MediaMind, with its principal office based in Herzeliya, Israel, is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers. MediaMind markets its services directly in the United States and through its subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Japan, China, Mexico and Brazil. MediaMind's operating results are included in our online segment. We acquired MediaMind to expand our customer base and product offerings.

  •
  On September 1, 2011, we paid $61.0 million in cash to acquire all the equity interests of EyeWonder LLC, and chors GmbH, a German limited liability company, (collectively, "EyeWonder"), from Limelight Networks, Inc. ("Limelight"), a NASDAQ listed company. EyeWonder is a video and rich media advertising business and a leading provider of interactive digital advertising products and services, serving Fortune 1000 companies and premium marketers around the globe. EyeWonder's operating results are included in our online segment. We acquired EyeWonder to expand our customer base and product offerings.

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

        We also make available free of charge through our website (www.dgit.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

        As of December 31, 2011, we had a total of 1,722 employees, including 310 in research and development, 204 in sales and marketing, 1,027 in operations, and 181 in headquarters, finance and administration;1,253 of these employees are located in the United States, 194 are located in Israel, and 275 are located in other countries. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We consider our relations with our employees to be good.

Industry Background

Convergence of Television and Online Media

        The media industry is seeing an increased convergence between TV and online media. The increased quantity and quality of video content online has blurred the traditional lines between online and television. According to Barclays Capital, 61% of people reported viewing video online. Television advertising still represents the majority of advertising spending and continues to be the most important channel of the largest advertisers. On the other hand, digital media channels offer consumers significant flexibility and choice relative to traditional media channels, and as such, present advertisers with new opportunities to reach a global audience with highly targeted, interactive and measurable advertising campaigns.

        The convergence of TV and digital media also introduces unique challenges and complexities for advertisers, including fragmentation of channels audience, in addition to the unique challenges of each channel by itself. These challenges require unique knowledge and expertise both in the delivery of TV ads and serving of online advertising. These challenges present an opportunity to industry players that can deliver advertising across TV and online, while reducing hurdles such as planning, execution and delivery.

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

The transition to High Definition Television

        High Definition (HD) television furnishes an enhanced user experience on large screen TVs. eMarketer estimates that 82% of the programing watched in the United States today is in HD quality. This figure is expected to increase to 91% by 2016. A large portion of TV sets sold today are HD ready, and as users replace old TV sets at home, HDTV is going to become the standard. We believe the adoption of HD programming by producers is leading advertisers to produce higher definition advertising to match the high definition content, although Standard Definition (SD) ads can still play on HD ready television sets.

Multi-screen media consumption

        Consumers are increasingly using digital channels for their communication, media intake and shopping needs. Consumers that historically read newspapers or magazines for the latest news now get their news from websites, portals or blogs, and increasingly turn to social networks and other forms of user-generated media for their entertainment and communication needs. Online video, previously a user-generated space, has evolved to serve premium video content, complementing the traditional TV model. Consumers are also accessing the Internet through a variety of entry points, including computers, mobile devices, gaming consoles and web-enabled televisions. The large number of websites visited by consumers, combined with the multiple access points for digital content, has resulted in significant audience fragmentation and is disrupting how advertisers reach and engage consumers.

New distribution channels and advertising formats continue to emerge

        The media landscape is rapidly evolving with the introduction of new distribution channels, such as mobile devices and gaming consoles, and new advertising formats, such as online video. Advertising spending on these channels and formats in the United States is projected to increase significantly. Digital channels and formats provide unique opportunities for advertisers to not only strengthen their engagement with target audiences in innovative ways, but also to create an increasingly dispersed and fragmented user base. Digital media is expected to continue to fragment with the introduction of new devices, such as tablet computers and web-connected TV sets. While this fragmentation improves aspects of a consumer's experience and may allow for improved audience segmentation, we believe it will continue to create substantial challenges for advertisers.

Media planning, buying and delivery become increasingly data-dependent

        Advertisers have historically relied on external expertise from creative agencies to design their advertising campaigns and from media agencies to plan media and purchase inventory from media publishers across different regions and advertising channels. The traditional media planning, buying and creative design and production processes typically involved limited use of technology and automation and relied on a small number of parties for each campaign. Online media advertising requires a heavy reliance on sophisticated technologies. It also requires the integration of creative and media buying processes which necessitates a transformation in agencies' and advertisers' practices and can be a highly complex and costly endeavor. For example, advertisers seeking to launch a digital media advertising campaign must allocate their spending across multiple advertising formats and channels, select relevant inventory and target audiences, understand the technical capabilities of different publisher websites and platforms and aggregate and analyze massive amounts of data in real-time. Media-buying decisions are increasingly performed in real time, based on accumulated data on performance, prices and audience characteristics.

Delivery of Television Assets is Mission Critical and Complex

        Television and radio continue to attract significant portions of the advertising dollars spent by advertisers and advertising agencies. Television and radio represent powerful mediums for cost-effectively reaching large, targeted audiences and offer the accountability and returns that advertisers increasingly demand.

        Television advertising is most frequently produced under the direction of advertising agencies for large national or regional advertisers or by station personnel for local advertisers. Television advertising is characterized as network or spot, depending on how it is purchased and distributed. Network advertising typically is delivered to stations as part of a network feed (bundled with network programming), while spot advertising is delivered to stations independently of other programming content.

        Advertising agencies and advertisers use third-party service companies to ensure their media assets are delivered to multiple broadcast destinations on a time-sensitive basis. Certain advertising campaigns can be extremely complex and include dozens of commercial television and radio spots which may require delivery to hundreds of discrete media locations across the United States. Additionally, advertising agencies and advertisers require certain quality control standards, web-based order management capabilities and certain tagging/editing functions by the third-party service provider. Finally, these service providers must offer immediate confirmation of the delivery of the commercial content to the media outlet and detailed billing services.

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

        While many television and radio broadcasters now embrace digital technology for much of their production processes and in-station media management, current methods for the distribution of video and audio advertising content still include manual duplication and physical delivery of analog tapes. Many companies, commonly known as dub and ship houses, duplicate video and audio tapes, assemble them according to agency specified bills of material and package them for air express delivery. Advertisers and their agencies can choose to have advertising content delivered electronically via the Internet and satellite transmissions. Electronic transmission has several advantages over dub and ship delivery, including cost, transmission time, labor, materials, and quality of content and control of distribution. The amount of advertising content transmitted electronically has steadily increased, and we estimate that over 98% of video spots are now electronically distributed. We believe that these figures will continue to grow as advertisers continue to take advantage of the benefits of electronic distribution.

Online

        The Internet provides global opportunities. While the Internet presents an opportunity for advertisers to reach a global audience, advertisers have been challenged by the need to tailor creative content to specific end markets, geographies or user preferences, and to aggregate and compare campaign results on a global basis. We leverage our presence across multiple geographies and end markets to provide customized and integrated global campaign management solutions. In 2011, we delivered campaigns across approximately 11,500 global web publishers in 75 countries.

        Online advertisers are often challenged by fragmentation. The growing availability of media online and the proliferation of emerging digital media formats and channels, such as mobile devices, social networks and other forms of user-generated media, has led to an increasingly fragmented user base. The diversity of digital media options available to consumers results in advertising inventory with multiple formats, delivery specifications, metrics and targeting capabilities. Advertisers must also navigate through decentralized workflow processes involving numerous constituencies to deliver an effective campaign.

        MediaMind's integrated platform simplifies the numerous complexities of managing digital media advertising campaigns across multiple websites, advertising formats and channels with varying publisher-imposed creative content restrictions. Our open architecture technology, which is designed to accommodate new and emerging digital media channels, enables the placement of ads through multiple formats and media types. The formats we support include a variety of banners, in-stream video ads, full page ads, button links and text links, and the media types we support include rich media and video, static media and text.

        Advertisers are also struggling to reach and engage consumers in a digital media environment overloaded with ad messages. Advertising redundancy and ineffective creative content often result in underperforming campaigns that fail to meet advertisers' goals. Our platform facilitates consumer engagement by providing rich media, video and emerging media capabilities that enable advertisers to interact with their target audience more effectively and yield higher engagement, performance and recall rates. Our solutions also facilitate real-time targeting and creative optimization, enabling advertisers to reach specific consumer segments by assigning the best performing and most relevant creative throughout the campaign.

        Online advertising is data driven. In order to enhance the overall effectiveness of their online campaigns and determine the optimal allocation of their advertising budgets, advertisers need to integrate, compare and analyze campaign performance data in real-time from multiple sources. The MediaMind platform provides actionable and real-time advertising performance statistics with numerous metrics, such as display time, interaction rate and interaction time. Our platform also provides a systematic approach to measuring return on investment, or ROI, which allows advertisers and agencies to compare campaign performance using a consistent methodology. As a result, advertisers are able to allocate their budgets more efficiently and maximize their return.

Services

Television

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

  •
  Video.  We receive video content electronically, primarily via our proprietary file transfer software that is deployed in post production studios. Video content can also be ingested through our various regional operations facilities throughout the United States. When video content is received, our employees conduct a quality control of the content, digitize the material and upload the content to our NOC, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent either via a high-speed fiber link to the digital satellite uplink facility, or over privately owned terrestrial Internet protocol connections, over which they are then delivered directly to our servers, including our HD Xtreme™ servers, that we have placed in television stations and cable interconnects.

  •
  Audio.  Audio content can be uploaded via the Internet electronically. In addition, audio can be received using our Upload Internet audio collection system. Audio transmissions are delivered over the Internet via our SpotCentral audio application that allows the radio stations to download the radio spots on demand.

  •
  Print.  Print content can be uploaded via the Internet electronically into our print media distribution system. Print transmissions are delivered over the Internet to various newspaper locations via proprietary web-based software applications. The print transmissions are modified to the specific format required by the individual newspapers.

        Video and audio transmissions are received at designated television and radio stations on Digital Generation Spot Boxes, Client Workstations and Digital Media Managers. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal format for subsequent broadcast. Through our NOCs, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

        We offer various levels of digital video and audio distribution services to advertisers distributing content to broadcasters. These include the following: Priority, a service which guarantees arrival of the first spot on an order within one hour; Express, which guarantees arrival within four hours; Standard, which guarantees arrival by noon the next day; and Economy, which guarantees arrival by noon on the second day. We also offer a set of premium services enabling advertisers to distribute video or audio spots provided after normal business hours. We generally charge a fee per delivery for our advertising distribution service, which varies based on the service level ordered by the customer.

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

        Long-form Programming Distribution.    We also deliver digital video broadcast services through our Digital Media Gateway® ("DMG"). The DMG consists of hardware and a suite of software applications that enable content creators and distributors to ingest, digitize, transport, store and prepare digital video media assets for broadcast. The DMG incorporates a sophisticated IP multicast network of satellites and can deliver all forms of video content, including news, Video News Releases ("VNR"s), syndicated programming, infomercials, and Electronic Press Kits ("EPK"s). Another feature of the DMG is a terrestrial based return-path network, which automatically tracks and notifies the Atlanta NOC of transmission failures, system health problems and content usage data. When notified of a transmission failure, the system automatically resends lost data packets using the minimum bandwidth necessary to complete the transmission. The DMG also uses the terrestrial network to send notification that the complete digital video transmission has been received in the DMG server at the broadcast television station. This system is fully automated and involves only minimal intervention by station technicians and customer support staff.

        The DMG platform consists of both hardware and software applications. These applications are responsible for three main tasks: managing the flow of digital video content from its source to the digital uplinks; managing the transmission of digital video content using our IP multicast store-and-forward software algorithms from the digital uplink system to DMG caching servers at the stations; and managing the workflows for video assets from the DMG caching servers through various station systems.

        For syndicated television shows and movies, we created DMG Syndication. The application suite enables syndicators to deliver, track, manage and verify both standard definition and high definition programming to broadcast stations more efficiently. By automating processes, providing tracking information and greatly reducing missed feeds, DMG Syndication facilitates content delivery between syndicators and stations. Automated content delivery to broadcast stations through our network minimizes the need to schedule or monitor satellite feeds and eliminates the need for tape. Broadcast quality content arrives on our servers at stations, where users can access and manage content and metadata through the DMG desktop application. DMG Syndication also integrates with existing downstream gear and helps with automation tasks at the station, thus reducing manual labor costs. DMG Syndication delivers frame accurate timing sheets and desktop control for program directors and traffic managers, significantly reducing show preparation labor, because station personnel no longer have to manually time syndicated show segments.

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

Online

        Our MediaMind platform provides an easy-to-use, end-to-end solution to manage digital media campaigns throughout their life cycle. It is aimed for advertisers and their agency partners seeking to enhance planning, delivery, measurement and optimization of their digital media campaigns and needing an independent, integrated campaign management platform with robust functionality and scalability.

        MediaMind has been designed to benefit each of the key constituencies across the digital media advertising ecosystem as follows.

        Advertisers benefit from improved advertising returns due to increased reach, impact, relevancy and measurement of their online campaigns across a variety of channels and formats; advertising agencies benefit from an integrated campaign management platform that simplifies the complexity of digital media advertising and enables them to focus on more strategic objectives; web publishers benefit from increased demand due to the enhanced value of their advertising inventory; and consumers benefit from an improved user experience due to more engaging and targeted advertising.

        MediaMind offers shared capabilities for automating and enhancing advertising campaigns throughout their lifecycles, including:

        Planning and Buying.    An effective media plan involves a detailed selection of digital advertising placements and respective budget allocations to meet campaign objectives. Historically, the planning process could not take into consideration previously accumulated data about the advertising activities of the specific brand or other brands in the same industry. Our Smart Planning product allows advertisers, for the first time, to use this accumulated data in planning and buying media for new campaigns. Our platform allows advertisers to research optimal media inventory, provides advertisers with relevant historic performance and cost data across different publishers, and automates the workflow of negotiating and buying digital media from publishers.

        Creative Management.    We provide creative designers and producers with the tools and services to manage a campaign's creative development lifecycle, from initial design, to inclusion of interactive features, to adaptation for analytics and ad insertion, and finally, integration with campaign management and ad serving processes.

        Delivery and Targeting.    MediaMind enables seamless delivery of advertisements to the target audience using several methods: Ad serving, our platform transmits ad content into ad insertions on publisher websites, ensuring a seamless consumer experience; Targeting, our tools enable our customers to deliver tailored messages to a specific consumer segment; Optimization, we offer several tools that enable our customers to test ad performance on defined groups of consumers and adjust campaigns to show the audience the best performing ad variation in real-time.

        Analytics and Monitoring.    MediaMind enables clear and comprehensive real-time monitoring and reporting of campaign execution, delivery and performance in multi-channel campaigns to achieve campaign optimization and insights. These include real-time campaign monitoring at 15-minute intervals and a comprehensive campaign performance and reporting suite.

        Formats and Channels.    MediaMind enables our customers to use a wide range of digital media channels and formats to maximize reach and optimize engagement with consumers. Devices today include personal computers and increasingly mobile devices, and in the future, may include digital out-of-home media and on-demand television. Delivered content includes websites, streaming video, games, instant messaging, web search, applications and downloadable applications or gadgets.

        The formats, channels and advertising functionalities supported by MediaMind include:

  •
  Rich Media Advertising.  Rich media advertising typically includes more extensive graphics, animation and interactivity, and in some cases, audio and video within the advertisement.

  •
  Video Advertising.  Video advertising includes in-stream video formats displayed within or alongside video content on a publisher website, as well as in-banner video formats displayed within rich media banners,.

  •
  Standard Display Advertising.  We offer a complete solution for managing standard display banner campaigns. A low-cost, high-volume marketing tool, standard display represents the majority of banners viewed online.

  •
  Search Engine Advertising.  Our search engine advertising product, which was launched in 2008, analyzes the performance of search engine marketing campaigns, integrated with display campaigns by the same advertisers.

  •
  Mobile Advertising.  Our mobile advertising product provides our customers with the ability to manage mobile ad campaigns with all the benefits of third-party ad serving and the MediaMind integrated platform.

  •
  Demand Side Platform.  We offer Smart Trading, a powerful demand side platform for buying display media across multiple ad exchanges in a real-time bidding process.

  •
  Dynamic Creative Optimization.  MediaMind Smart Versioning is a powerful tool for improving ad relevancy by dynamically changing ad messaging in real-time. Our Smart Versioning solution automates the personalization of ads, the localization to different languages and the dynamic updating of advertisement messaging.

  •
  Customized Services.  We offer our customers a range of optional customized professional services based on their specific needs. These services include trafficking, creative production and quality assurance, research and analysis, custom reporting and data integration.

  •
  Customer Support.  We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support program assists our customers in the use of our services and identifies, analyzes and solves problems or issues with our services. Our customer support group is available to customers by telephone, e-mail or through our website 24 hours per day, seven days per week during the campaign period. We offer specialized support for our different customer types—media, creative and publisher. Our support organization combines customer-facing local account managers with a global support desk that handles all technical service aspects.

Markets and Customers

        In the television segment, a large portion of our revenue is derived from the delivery of spot television and radio advertising to broadcast stations, cable systems and networks. We derive revenue from brand advertisers and advertising agencies, and from our marketing partners, which are typically dub and ship houses that have signed agreements with us to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via our electronic delivery service in exchange for price discounts from us. The relative volumes of advertisements distributed by us are representative of the five leading national advertising categories of automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from each of the television and online segments is subject to seasonal, quarterly, and cyclical variations. Historically, the industry has experienced lower sales for services in the first and third quarters, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. The volume of advertisements we deliver also varies depending upon the timing of national, state and local elections across the United States due to political spending. No single customer accounts for more than 10% of our annual revenue.

        In the online segment, our campaign management solutions and services are used by media agencies, creative agencies and publishers who collaborate with advertisers to deliver better ad campaign results. Online media campaigns are generally managed by an advertising agency for an advertiser. We are generally hired and paid by the media agency to manage the online campaign and coordinate with the media agency, the creative agency and the publishers to deliver the ad.

        While we generally are paid by agencies, in some situations publishers, advertisers, or other constituents decide to retain us. For instance, publishers may opt to sponsor our fees and bundle them with the media fees that they charge to the agency and advertiser. We provide services to all relevant parties, and we serve a diversified base consisting of a great majority of the online advertising industry in all key markets. In 2011, we served:

  •
  approximately 4,300 media agencies and creative agencies worldwide, including Mediacom, Mindshare, Universal McCann, ZenithOptimedia, OMD, Zed Media, MEC and Media Contacts;

  •
  over 11,500 global web publishers who are MediaMind-enabled, including Yahoo!, MSN, Google, MySpace, AOL, and ESPN; and

  •
  nearly 11,000 brand advertisers in every major product vertical, including Nike, Sony, Toyota, Volkswagen, H&M, McDonalds, Vodafone and MasterCard.

Sales, Marketing and Customer Service

Television Segment

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

        Online/E-Commerce Strategy.    SpotCentral provides advertisers and agencies with an intuitive web portal to visualize and manage the distribution of their valuable advertising content. Users can upload spots, choose or create new destination groups, attach traffic instructions, view invoices, distribute media electronically to thousands of destinations across our massive digital network and confirm delivery at the station level through our powerful media server, the Digital Generation Spot Box. Users have immediate access to key statistics, order status and other data, while workflow automation tools help user groups save routing instructions and destination paths for repeat orders. Users can search billing history and view invoices from any web-connected location. Customized search features let users research order history by brand, service level or transmission date. In addition, spots can be previewed at any time of the day or point in the order process. This design introduces new levels of simplicity, transparency, accountability and customer satisfaction to the spot distribution process.

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

        Marketing.    Our marketing programs are directed to stimulate demand with an emphasis on popularizing the benefits of digital delivery, including fast turnaround (same day services), increased flexibility, higher quality, and greater reliability and accountability. These marketing programs include direct mail and telemarketing campaigns, newsletters, collateral material (including brochures, data sheets, etc.), application stories, and corporate briefings in major United States cities. We also engage in public relations activities, including trade show participation, the stimulation of articles in the trade and business press, press tours and advertisements in advertising and broadcast oriented trade publications.

        We market to broadcast stations to arrange for the placement of our Digital Generation Spot Boxes for the receipt of video advertisements.

        Customer Service.    Our approach to customer service is based on a model designed to provide focused support from key market centered offices, located in Los Angeles, Dallas, Chicago, Detroit, New York, San Francisco and Toronto. Clients work with specific, assigned account coordinators to place production service and distribution orders. National distribution orders are electronically routed to the NOCs for electronic distribution or, for off-line destinations, to our national duplication center in Louisville, Kentucky. Our distributed service approach provides direct support in key market cities, enabling us to develop closer relationships with clients as well as the ability to support client needs for local production services. We also maintain a customer service team dedicated to supporting the needs of radio, television, and network stations. This support is available 7 days a week, 24 hours a day, to respond to station requests for information, traffic instructions or additional media. Providing direct support alleviates the need for client traffic departments to deal with individual stations or the challenges of staffing for off-hours support. Our customer service operation centers are linked to our order management and media storage systems, and national distribution network. These resources enable us to manage the distribution of client orders to the fulfillment location best suited to meet critical customer requirements, as well as providing order status and fulfillment confirmation. This distribution model also provides us with significant redundancy and re-route capability, enabling us to meet customer needs when weather or other conditions prevent deliveries using traditional courier services.

Online Segment

        Growing the share of total digital media advertising managed through our solutions.    We aim to grow our market share by expanding existing relationships with advertisers and advertising agencies. We further aim to access additional advertising budgets by establishing new agency relationships and creating partnerships with global advertising agency holding companies, leading digital media publishers and technology companies, and increase our global footprint by expanding into new geographic markets. Furthermore, we are aligning our organization to assure quality of customer service, while accommodating large scale campaigns and growth in the number of advertisers.

        Increasing the value and efficiency of our customers' advertising spend and leveraging our technology expertise.    We allow advertisers to leverage the data generated by our platform for real time decision making for optimizing campaign performance; empower creative innovation and interactivity to maximize user engagement; enable more targeted, efficient and performance-driven campaigns with immediate and actionable analytics and data driven advertising solutions; invest in emerging digital media formats and channels to create new opportunities for our customers to deliver high impact advertising campaigns to consumers; and emphasize ease-of-use, enabling real-time control and facilitating effective collaboration between advertisers, advertising agencies and publishers throughout the entire campaign management cycle.

        Reinforcing the advantages of partnering with an independent provider of campaign management solutions.    We remain focused primarily on the needs of advertisers and advertising agencies. By remaining an independent provider, we protect our customers' proprietary data and provide unbiased insights and analytics. We can also extend our open technology architecture to allow for additional customization of our offerings and further integration into our customers' workflows.

        Sales.    We sell our offerings primarily through a direct sales force or through third-party selling agents that employ a direct sales force. Our sales organization consists of local sales teams, including sales managers and sales engineers, who cover agencies and advertisers in an effort to increase their awareness and utilization of our solutions and services.

        In 2011, we delivered campaigns in 75 countries. Our sales and services organization is globally organized and our offices and partners are coordinated and supported through four regional offices covering North America, EMEA, Asia Pacific, and Latin America. We believe this is an important advantage which allows us to offer global advertisers a consistent pan-regional service.

        We sell directly in countries including Argentina, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, Japan (where we also sell through a local selling agent), Mexico, New Zealand, Norway, Portugal, Spain, Sweden, Taiwan, the United Kingdom, the United States and Venezuela.

        We sell through local third-party selling agents in countries and regions that include Belgium, Dubai, Greece, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, the Netherlands, Pakistan, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Thailand and Turkey. We typically maintain a long-term, strategic relationship with our local selling agents. Our agreements are typically at least one year in term, with automatic renewals in most cases, unless one party provides the other with prior written notice or if we and the local selling agent are unable to agree upon sales targets. The agreements generally provide our agents with the exclusive right to promote us in a certain region and are generally terminable only for cause or if the local selling agent does not meet the agreed upon sales targets. We also agree as to provisions regarding non-competition, non-disclosure and the protection of our intellectual property.

        Marketing.    Our marketing efforts in the online segment are focused on enhancing the MediaMind brand, thought leadership research, lead generation, sales support and product marketing. We support these objectives through public relations, industry events, advertising, social media, web sites, blogs and research publications.

        Business Development.    Our business development team supports our sales efforts by developing strategic relationships with agency holding groups, key publishers and media companies, as well as technology partners.

        Customer Service.    Our client services organization assumes responsibility and account management for active relationships with clients, and handles management of campaigns and ongoing adoption of our solutions. The client services organization includes specialist representatives for our different categories of clients, including media agencies, creative agencies and publishers.

Competition

Television segment

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies already distribute video and other content to a variety of destinations. Companies such as Google TV Ads, Comcast, and Deluxe Entertainment Group deliver television advertising spots to satellite TV systems, broadcast TV stations, cable networks and/or cable head ends. At the same time, many companies, including Akamai and Limelight Networks are implementing technologies to distribute video to the established traditional channels and new media outlets.

Additionally, numerous companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations. For example, Extreme Reach, Hula MX, and Yangaroo use Internet-based technology to distribute television advertising spots to broadcast TV stations, cable networks and/or cable head ends.

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

        In our advertising distribution business, we compete with dub and ship houses across the country and one or more satellite-based video distribution networks. We also anticipate that certain common and/or value- added telecommunications carriers may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries, although we believe that no such carriers have yet begun spot advertising distribution.

        In our long-form syndication business, we compete with Pitch Blue, a service offered by a joint venture among Deluxe Entertainment Group, Warner Brothers Technical Division and CBS. We also compete with a satellite digital linear process, whereby the content owner can manually deliver single feeds directly to broadcast TV stations. We compete with other companies that are focusing, or may in the future focus significant resources on developing and marketing products and services that will compete with ours. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions.

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

        In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully in each of the television and online segments.

Online segment

        The online markets in which we operate are rapidly evolving and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for digital advertising services and tools are existing strategic relationships with customers and vendors globally; ease-of- use, integration and customization; innovation; technology; quality and breadth of service, including local language support; data analysis; price and independence.

        With respect to these significant competitive factors, we believe that our solutions and services are stronger than those of our competitors in the areas of ease-of-use, integration and customization; innovation; technology; quality and breadth of service; data analysis and independence. For example, we are the only provider offering real-time monitoring capabilities and additional unique custom analytics tools that allow us to measure various levels of users' engagement and brand awareness. We have an advantage that many of our competitors lack because our technology platform is accepted and supported by thousands of publishers worldwide, including the major portals, and we are able to customize our services and solutions to meet our customers' specific competitive needs. In addition, we believe that our integrated platform is a significant advantage when compared to some of our competitors who only offer point solutions.

        We compete against other integrated campaign management and ad serving providers, stand-alone rich media companies, and channel-specific niche providers. Our main competitors in the campaign management and ad serving category are DoubleClick (which was acquired by Google in March 2008), aQuantive (which was acquired by Microsoft in May 2007) and MediaPlex, a division of ValueClick. Our main competitors in the stand-alone rich media category are niche players, such as PointRoll (which is owned by Gannett) and FlashTalking.

Intellectual Property and Proprietary Rights

        Our intellectual property rights are important to our business. We believe that the complexity of our products and the know-how incorporated in them makes it difficult to copy them or replicate their features. We rely on a combination of confidentiality clauses, copyrights and, to a lesser extent, patents and trademarks to protect our intellectual property and know-how.

        To protect our know-how and trade secrets, we customarily require our employees, customers, and third-party collaborators to execute confidentiality agreements or otherwise agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all inventions and intellectual property rights they develop in the course of their employment and agree not to disclose our confidential information. Because software is stored electronically and thus is highly portable, we attempt to reduce the portability of our software by physically protecting our servers through the use of closed networks and physical security systems that prevent external access. We also seek to minimize disclosure of our source code to customers or other third parties.

        In our television segment we rely primarily upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in our technologies. We currently have one U.S. and nine international patents issued with expiration dates ranging from April 2020 to August 2024 and three other patent applications pending. We also have 49 trademark registrations, one trademark application and approximately 31 copyright registrations.

        The online advertising industry is characterized by ongoing product changes resulting from new technological developments, performance improvements, and decreasing costs. We believe that our future growth depends, to a large extent, on our ability to profoundly understand our clients and their needs and to be an innovator in the development and application of technology. As we develop next generation products, we intend to pursue patent and other intellectual property rights protection, when practical, for our core technologies. As we continue to move into new markets, we will evaluate how best to protect our technologies in those markets.

        In our online segment we have 40 issued U.S. patents with expiration dates ranging from March 2016 to May 2026 and 14 pending U.S. patent applications. We also have eleven registered international patents and four pending international patent applications. We cannot be certain that patents will be issued as a result of the patent applications we have filed. We also have 27 trademark registrations.

ITEM 1A.    RISK FACTORS

        Set forth below are certain risks concerning any investment in our common stock. We perceive risks related to our industry and the markets we serve, risks related specifically to our business and operations, risks concerning our recent acquisitions, risks related to our capital structure, risks concerning law, regulation and policy that affect our business, and risks concerning our common stock.

Risks Related to Our Industry and the Markets We Serve

The media distribution products and services industry is divided into several distinct segments, some of which are relatively mature, while others are growing rapidly. If the mature segments begin to decline at a time when the developing segments fail to grow as anticipated, we may have difficulty maintaining revenue or profitability at levels we have in the past.

        To date, our design and marketing efforts have involved the identification and characterization of the broadcast market segments within the media distribution products and services industry that will be the most receptive to our products and services. We may not have correctly identified and characterized such markets, and our planned products and services may not address the needs of those markets. Furthermore, our current technologies may not be suitable for specific applications within a particular market and further design modifications, beyond anticipated changes to accommodate different markets, may be necessary.

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for high definition ("HD") advertising spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to maintain our current level of profitability.

        To sustain profitability and growth, we must expand our product and service offerings beyond the broadcast markets, to include additional market segments within the media distribution products and services industry. Potential new applications for our existing products in new markets include online video advertising networks, digital asset management, and business to consumer markets. While our products and services could be among the first commercial products that may be able to serve the convergence of several industry segments, including digital networking, telecommunications, compression products and online services, our products and services may not be accepted by that market. In addition, it is possible that:

  •
  the convergence of several industry segments may not continue;

  •
  the markets may not develop as a result of such convergence; or

  •
  if markets develop, such markets may not develop either in a direction beneficial to our products or product positioning or within the time frame in which we expect to launch new products and product enhancements.

        Because the convergence of digital networking, telecommunications, compression products and online services is new and evolving, the growth rate, if any, and the size of the potential market for our products cannot be predicted. If markets for these products fail to develop, develop more slowly than expected or become served by numerous competitors, or if our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized. Broad adoption of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict.

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

        The online advertising industry has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter in a new and rapidly evolving market. We may not be able to successfully address new risks and difficulties as they arise, which could have a material adverse effect on our business, financial condition and results of operations.

The marketing and sale of our products and services involve lengthy sales cycles. This makes business forecasting extremely difficult and can lead to significant fluctuations in quarterly results.

        Due to the complexity and substantial cost associated with providing integrated products and services to provide audio, video, data and other information across a variety of media and platforms, licensing and selling products and services to our potential customers typically involves a significant technical evaluation. In addition, there are frequently delays associated with educating customers as to the productive applications of our products and services, complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations. In addition, certain customers have even longer purchasing cycles that can greatly extend the amount of time it takes to place our products and services with these customers. Because of the lengthy sales cycle and the large size of our existing and potential customers' average orders, if revenues projected from existing and potential customers for a particular quarter are not realized in that quarter, product revenues and operating results for that quarter could be harmed. Revenues will also vary significantly as a result of the timing of product and service purchases and introductions, fluctuations in the rate of development of new markets and new applications, the degree of market acceptance of new and enhanced versions of our products and services, and the level of use of satellite networking and other transmission systems. In addition, increased competition and the general strength of domestic and international economic conditions also impact revenues.

        Because expense levels such as personnel and facilities costs are based, in part, on expectations of future revenue levels, if revenue levels are below expectations, our business, financial condition, results of operations and cash flows will be harmed.

Our industry has been adversely affected by continued economic challenges and uncertainty in the United States, Europe and throughout the world worldwide.

        Our revenues are generated primarily from providing traditional advertising broadcast delivery services as well as online campaign management solutions and services to advertising agencies and advertisers across digital media channels and a variety of formats. Demand for these services tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. Following the recent negative developments in the world economy, spending on traditional broadcast advertising has been adversely affected and several agency and analyst organizations now predict that the growth in online advertising may be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given quarterly or annual period.

Seasonality, cyclicality and discretionary spending in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

        Historically, the industry has experienced lower sales for services in the first and third quarters, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. Nevertheless, in any single period, product and service revenues and delivery costs are subject to significant variation based on changes in the volume and mix of deliveries performed during such period. In addition, we have historically operated with little or no backlog. The absence of backlog and fluctuations in revenues and costs due to seasonality increases the difficulty of predicting our operating results.

The markets in which we operate are highly competitive, and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies, including competitors that are much larger than us, already distribute video and other content to a variety of destinations. In our long-form distribution business we anticipate that certain common and/or value-added telecommunications carriers and other companies may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries. In our online segment, we face formidable competition from other companies that provide solutions and services similar to ours. Currently, the primary online video competitors are Google and Microsoft. In March 2008, Google acquired DoubleClick and in May 2007, Microsoft acquired Atlas, aQuantive. DoubleClick and aQuantive offer solutions and services similar to ours and compete directly with us. We expect that Google and Microsoft will use their substantial financial and engineering resources to expand the DoubleClick and aQuantive businesses and increase their ability to compete with us.

        We believe that our ability to compete successfully with all of our television and online service offerings depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of intellectual property rights; and (6) general market and economic conditions. In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

        In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, and several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. This growing trend of cooperative relationships and consolidation within our industry may create a great number of powerful and aggressive competitors that may engage in more extensive research and development, undertake more far-reaching marketing campaigns and/or make more attractive offers to existing and potential employees and customers than we are able to. They may also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues. We cannot assure you that we will be able to compete successfully with our existing or future competitors. If we fail to withstand competitive pressures and compete successfully, our business, financial condition and results of operations could be materially adversely affected.

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

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements and to collect campaign data and could lead to a loss of significant online customers.

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

        The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain. If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our online business could suffer. The future success of our online business is dependent on an increase in the use of the Internet, the commitment or advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers' implementation of advertising campaigns and the willingness of current or potential customers to outsource their Internet advertising and marketing needs.

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

Risks Related to Our Business and Operations

A majority of our business is highly dependent upon television advertising. If demand for, or margins from, our television advertising delivery services decline, our business results could decline.

        We expect that a significant portion of our revenues will continue to be derived from the delivery of television advertising spots from advertising agencies, production studios and dub and ship houses to television stations in the United States. A decline in demand for, or average selling prices of, our television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business, financial condition, results of operations and prospects:

  •
  competition from new advertising media;

  •
  new product introductions or price competition from competitors;

  •
  a shift in purchases by customers away from our premium services; and

  •
  change in the technology used to deliver such services.

        Additionally, we are dependent on our relationship with the television stations in which we have installed communications equipment. Should a substantial number of these stations go out of business, experience a change in ownership or discontinue the use of our equipment in any way, our business, financial condition, results of operations and prospects would be harmed.

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

  •
  network operations and/or equipment failure;

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

        In addition, to more fully address the needs of video delivery customers, we have developed a set of ancillary services that typically are provided by dub and ship houses. These ancillary services include cataloging, physical archiving, closed-captioning, modification of slates and format conversions. We believe that we will need to provide these services on a localized basis in each of the major cities in which we provide services directly to agencies and advertisers. We currently provide certain of such services to a portion of our customers through our facilities in New York, Los Angeles, San Francisco, Dallas, Detroit and Chicago. However, we may not be able to successfully provide these services to all customers in those markets or any other major metropolitan area at competitive prices. Additionally, we may not be able to provide competitive video distribution services in other U.S. markets, because of the additional costs and expenses necessary to do so and because we may not be able to achieve adequate market acceptance among current and potential customers in those markets.

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

        In addition, we may be unable to retain current audio delivery customers or attract future audio delivery customers who may ultimately demand delivery of both audio and video content, unless we can successfully continue to develop and provide video transmission services. The failure to retain such customers could result in a reduction of revenues, thereby decreasing our ability to maintain profitability.

We rely on bandwidth providers and other third parties for key aspects of the process of providing products and services to our customers, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

        We rely on third-party vendors, including bandwidth providers. Any disruption in the network access services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third- party vendors, which increases our vulnerability to problems with the services they provide. We license technology from third parties to facilitate aspects of our connectivity operations. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies could negatively impact our relationship with users and adversely affect our business and could expose us to liabilities to third parties.

If we were no longer able to rely on our existing providers of transmissions services, our business and results of operations could be harmed.

        We obtain our local access transmission services and long distance telephone access through contracts with TW Telecom and XO Communications, both of which expire in September 2013. The agreement with TW Telecom provides for reduced pricing on various services, in exchange for minimum purchases of $0.9 million each year and the XO Communications contract provides reduced pricing, in exchange for minimum purchases of $0.5 million each year. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

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

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over Clear Channel's AMC-9 and Intelsat's Galaxy 18 and 19 satellite systems. However, the AMC-9 and Galaxy 18 and 19 satellite systems may not have the capacity to meet our current or future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have non-exclusive agreements with Clear Channel, which expire in June 2013, and with Intelsat, which expire in December 2013. The agreements provide for fixed pricing on dedicated bandwidth and give us access to satellite capacity for electronic delivery of digital video and audio transmissions by satellite. Clear Channel and Intelsat are required to meet performance specifications, as outlined in the agreements, and we are given a credit allowance for future fees if Clear Channel or Intelsat do not meet these requirements. The agreements state that Clear Channel or Intelsat can terminate the agreement if we do not make timely payments or become insolvent.

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

        Our strategy depends, in part, on the development of strategic relationships with leading companies in key market segments, including media broadcasters and digital system providers. We may not be able to successfully form or enter into such relationships, which may jeopardize our ability to generate sales of our products or services in those segments. Specific product lines are dependent, to a significant degree, on strategic alliances and joint ventures formed with other companies. Various factors could limit our ability to enter into, or develop, strategic relationships, including, but not limited to, our relatively short operating history and the resources available to our competitors. Moreover, the terms of strategic alliances and joint ventures may vest control in a party other than us. Accordingly, the success of the strategic alliance or joint venture may depend upon the actions of that party and not us.

Our business may not grow if the Internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

        Part of our service offering is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and web publishers. The profit potential for this business model is uncertain. For a portion of our business to be successful, Internet advertising will need to achieve increasing market acceptance by advertisers, ad agencies and web publishers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

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

If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

        We have experienced, and continue to experience, rapid growth in our operations and headcount, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our solutions and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve, among other things:

  •
  our information and communication systems, to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of customers;

  •
  our systems of internal controls, to ensure timely and accurate reporting of all of our operations;

  •
  our documentation of our information technology systems and our business processes for our advertising and billing systems; and

  •
  our information technology infrastructure, to maintain the effectiveness of our systems.

        In order to enhance and improve these systems, we will be required to make significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make additional expenditures to address these issues, which could materially adversely affect our business, financial condition and results of operations.

We depend on key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

        Our future success will depend, to a significant extent, upon the services of our executive team. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

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

We depend upon a number of single or limited source suppliers, and our ability to purchase video and audio distribution equipment could be harmed if those relationships were discontinued.

        We rely on fewer than five single or limited source suppliers for integral components used in the assembly of our video and audio units. If a supplier were to experience financial or operational difficulties that resulted in a reduction or interruption in component supply to us, this would delay our deployment of video and audio units. We rely on our suppliers to manufacture components for use in our products. Some of our suppliers also sell products to our competitors and may, in the future, become our competitors, by entering into exclusive arrangements with our existing competitors. In addition, our suppliers may stop selling our products or components to us at commercially reasonable prices or completely stop selling our products or components to us. If a reduction or interruption of supply were to occur, it could take a significant period of time for us to qualify an alternative subcontractor, redesign our products as necessary and contract for the manufacture of such products. This would have the effect of depressing our business until we were able to establish sufficient component supply through an alternative source. We believe that there are currently alternative component manufacturers that could supply the components required to produce our equipment, but based on the financial condition and service levels of our current suppliers, we do not feel the need to pursue agreements or understandings with such alternative sources or pursue long-term contracts with our current suppliers. We have experienced component shortages in the past, and material component shortages or production or delivery delays may occur in the future.

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

If we do not continue to innovate and provide high quality solutions and services, as well as increase our revenues from more traditional solutions and services, we may not remain competitive, and our business, financial condition or results of operations could be materially adversely affected.

        Our success depends on providing high quality solutions and services that make online campaign management easier and more efficient for our customers. Our competitors are constantly developing innovations in online advertising and campaign management, and therefore the prices that we charge for existing services and solutions generally decline over time. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing solutions and services and introduce new high-quality solutions and services. If we are unable to predict user preferences or industry changes, or if we are unable to modify our solutions and services on a timely basis, and as a result are unable to provide quality solutions and services that run without complication or service interruptions, our customers may become dissatisfied and we may lose customers to our competitors and our reputation in the industry may suffer, making it difficult to attract new customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market. As online advertising and campaign management technologies continue to develop, our competitors may be able to offer solutions that are, or that are perceived to be, substantially similar or better than those offered by us. Customers will not continue to do business with us if our solutions do not deliver advertisements in an appropriate and effective manner, if the advertiser's investment in advertising does not generate the desired results, or if our campaign management tools do not provide our customers with the help they need to manage their campaigns. If we are unable to meet these challenges or if we over expend our resources in our research and development of new solutions and services, our business, financial condition and results of operations could be materially adversely affected. Recently, we began to emphasize our standard display ads, which generate lower revenue per impression than other formats but represent a large and profitable market, and which can help offset pricing pressure in other formats, such as rich media. If we are unable to grow our market share in this area significantly, our revenue could decrease.

Our business depends on a strong brand reputation, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operations could be materially adversely affected.

        We believe that maintaining and enhancing the "MediaMind" brand is critical to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services, and these investments may not be successful. If we fail to promote and maintain the "MediaMind" brand, or if we incur excessive expenses in this effort, our business, financial condition and results of operations could be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully. In 2009, we released our next generation integrated MediaMind campaign management platform, which all our customers now use. Any defect or error in this platform could materially adversely affect our brand reputation, customer relationships and results of operations.

New advertisement blocking technologies could limit or block the delivery or display of advertisements by our solutions, which could undermine the viability of our business.

        Advertisement blocking technologies, such as "filter" software programs, that can limit or block the delivery or display of advertisements delivered through our solutions are currently available for Internet users and are continuing to be developed. If these technologies become widespread, the commercial viability of the current Internet advertisement model may be undermined. As a result, ad-blocking technology could, in the future, have a material adverse effect on our business, financial condition and results of operations.

More individuals are using non-personal computer devices to access the Internet, and the solutions developed for these devices may not be widely deployed.

        The number of people who access the Internet through devices other than personal computers ("PCs"), including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our solutions and services through such devices difficult. If we are unable to deliver our solutions and services to a substantial number of alternative device users or if we are slow to develop solutions and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market. For instance, while we have developed Channel Connect for Mobile™, which provides customers with the ability to manage mobile ad campaigns with the MediaMind integrated platform, we cannot ensure widespread integration and acceptance of our solution. Our failure to deliver our solutions and services to a substantial number of alternative device users, or failure to develop in a timely manner solutions and technologies that are more compatible with non-PC communications devices, could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased systems traffic and technology advances or changing business requirements.

        All of our online solutions and services are delivered through our network. For our business to be successful, our network infrastructure must perform well and be reliable. We will need significantly more computing power as traffic within our systems increases and our solutions and services become more complex. We expect to continue spending significant amounts to purchase or lease data centers and equipment, and to upgrade our technology and network infrastructure to handle increased Internet traffic and roll out new solutions and services, many of which internal improvements were delayed during the recent financial crisis. This expansion will be expensive and complex and could result in inefficiencies or operational failures. The costs associated with these necessary adjustments to our network infrastructure could harm our operating results. In addition, cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements associated with our network infrastructure could also have a material adverse effect on our business, financial condition and results of operations.

Problems with content delivery services, bandwidth providers, data centers or other third parties could harm our business, financial condition or results of operations.

        Our business relies significantly on third-party vendors, such as data centers, content delivery services and bandwidth providers. For example, we have entered into an agreement (as amended) to use a third-party, Akamai Technologies, Inc. ("Akamai"), to provide content delivery services to assist us in serving advertisements. We have committed to a minimum revenue amount to Akamai during the calendar year and to using Akamai for at least 75% of our delivery needs, excluding China, provided Akamai meets our service requirements. The term of our agreement with Akamai is until May 31, 2012. Akamai may terminate this agreement if we materially breach the agreement and such breach continues uncured for 30 days following Akamai's notice to us. If Akamai or other third-party vendors fail to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

        Additionally, any disruption in network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business operations. If our service is disrupted, we may lose revenues directly related to the impressions we fail to serve and we may be obligated to compensate clients for their loss. Our reputation may also suffer in the event of a disruption. Any financial or other difficulties our providers face may negatively impact our business and we are unable to predict the nature and extent of any such impact. We exercise very little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technologies from third-parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our customer relationships and materially adversely affect our brand reputation and our business, financial condition or results of operations and expose us to liabilities to third parties.

Our data centers are vulnerable to natural disasters, terrorism and system failures that could significantly harm our business operations and lead to client dissatisfaction.

        In delivering our solutions, we are dependent on the operation of our data centers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. In particular, two of our data centers, in Tokyo, Japan and Los Angeles, California, are located in areas with a high risk of major earthquakes and others are located in areas with high risk of terrorist attacks, such as New York, New York. Our insurance policies have limited coverage in such cases and may not fully compensate us for any loss. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider's decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could have a material adverse affect on our business, financial condition and results of operations.

In order to facilitate our sales growth and ability to deliver quality service worldwide, we have entered into strategic relationships with local selling agents in various countries. The termination of any of these strategic relationships could limit our ability to grow in those jurisdictions and have a material adverse effect on our business, financial condition and results of operations.

        We have entered into strategic relationships with local selling agents in several countries and regions around the world, including Belgium, Dubai, Greece, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Malaysia, the Netherlands, Pakistan, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Thailand and Turkey to help expand our business internationally and intend to continue to do so as part of our strategy. These strategic relationships are important to help us better understand our international markets and local preferences in order to expand internationally. To define the terms of the relationships, we have entered into agreements with these entities pursuant to which they sell and distribute our solutions and services in their local jurisdiction, usually on an exclusive basis. Our agreements are typically at least one year in term, with automatic renewal in most cases, unless one party provides the other with prior written notice or if we and the local selling agent are unable to agree upon sales targets. However, a few agreements have longer terms of three to five years. We also generally agree that during the term of the contract and for 12 months afterward (although sometimes for shorter or longer periods), the local selling agent will not: (i) acquire, develop, market, sell or promote any product, service, system, platform or technology reasonably deemed to be competitive with our products, services, systems, platforms or technologies; (ii) engage in, have any financial interest or management position in, or solicit to anyone else to engage in, any business that competes directly with our business operations; or (iii) solicit any of our employees to work for an entity in which the local selling agent has a financial interest or management position. Upon the expiration of the non-compete provisions, the local selling agent will not be prevented from conducting business with our competitors and our competitors may benefit from the knowledge our local selling agent gained through our strategic relationship, although the local selling agent must surrender any records and files immediately upon termination of the agreement. We generally pay the local selling agent a commission based on sales they generate. In the year ended December 31, 2011, these strategic relationships generated approximately $14.5 million, or 4% of our total revenues. If any of our local selling agents terminates its relationship with us, we could lose a significant portion, and in some cases all, of the revenue from that jurisdiction. If any of our strategic relationships were terminated or if our local selling agents failed to effectively aid in the growth of our business, our business, financial conditions and results of operations could be materially adversely affected.

Risks Related to Our Recent Acquisitions

Acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

        Our acquired businesses may expose us to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, technology and intellectual property issues, including claims of infringement, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse affect on our business, results of operations and financial condition.

We may enter into, or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        Since October 1, 2010, we have completed four acquisitions (MediaMind, EyeWonder, MIJO and Match Point). Our business strategy may include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

        Our acquired businesses and product lines may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel and technologies associated with an acquired business and/or product line may negatively affect our business and results of operation. We may dispose of any of our businesses or product lines in the event that we are unable to successfully integrate them, or in the event that management determines that any such business or product line is no longer in our strategic interests.

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

  •
  legal and regulatory restrictions;

  •
  currency exchange rate fluctuations;

  •
  challenges to our transfer pricing arrangements:

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

        In addition, MediaMind's business is subject to a number of risks and challenges that specifically relate to its Israeli operations, which includes its primary research and development facilities located in Herzeliya, Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or any acts of terrorism or other major hostilities in the Middle East could harm MediaMind's Israeli operations and make it more difficult to conduct its operations in Israel. Any such effects may not be covered by insurance. MediaMind's Israeli operations may not be successful if it is affected by these challenges, which could limit the growth of our business and may affect our business, financial condition and results of operations as a whole. Additionally, beginning in early 2011, riots and popular uprisings in various countries in the Middle East have led to severe political instability in those countries, the effects of which we are unable to predict.

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

Risks Related to Our Capital Structure

We may not be able to obtain additional financing to satisfy our future capital needs.

        We intend to continue making capital expenditures to market, develop, produce and deploy, at no cost to our customer, the various equipment required by the customers to receive our services and to introduce additional services. In addition, we will need to make the investments necessary to maintain and improve our network. We also expect to expend capital to consummate any mergers and acquisitions that we may undertake in the future. We may require additional capital sooner than currently anticipated and may not be able to obtain additional funds adequate for our capital needs. We cannot predict any of the factors affecting the revenues and costs of these activities with any degree of certainty. Accordingly, we cannot predict the precise amount of future capital that we will require, particularly if we pursue one or more additional acquisitions.

        Furthermore, additional financing may not be available to us or, if it is available, it may not be available on acceptable terms. Our inability to obtain the necessary financing on acceptable terms may prevent us from deploying our products and services effectively, maintaining and improving our products and network and/or completing advantageous acquisitions. Our inability to obtain the necessary financing could seriously harm our business, financial condition, results of operations and prospects. Consequently, we could be required to:

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

        We have substantial amounts of debt outstanding under our credit facility. As a result, we are required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows are not available for other corporate purposes including investing in research and development or improvements in and growth in our operations. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our level of indebtedness may:

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

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to impairment should our market capitalization remain substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

        We carry a substantial amount of goodwill and intangibles on our balance sheet from our acquisitions over the past several years. If we are unable to generate sufficient cash flows in future periods from the businesses that we have acquired, and/or our market capitalization remains low or declines relative to our book value, we may be required to take an impairment charge against the balances reflected on our balance sheet that would result in a reduction to our net income in the period in which we take the charge. This means we could report a substantial loss in one or more future periods.

        Further, our market capitalization plus a reasonable control premium is an indicator of the total value of our company. At year end, our market capitalization was below our total stockholders' equity, which is an indicator of impairment. If our market capitalization should stay at or below the year end level for an extended period of time, it would likely result in us recording an impairment charge in the future.

Constraints in our credit facility and/or weak financial performance in our operations may make it difficult to make acquisitions necessary to grow our business or protect our existing lines of business.

        We have grown primarily through acquisition over the past several years. If we are unable to find sources of capital to continue to make acquisitions due to the constraints in our credit facility, weak financial performance in our operations, we may lose opportunities to expand our business or to protect against erosion of revenue and margins in our existing businesses. If our stock price remains weak or depressed, we could have difficulty using our stock as currency in acquisitions, or be forced to enter into dilutive transactions using our stock to consummate acquisitions necessary to our business strategy.

Risks Related to Law, Regulation and Policy Affecting our Business

Uncertainty regarding a variety of United States and foreign laws may expose us to liability and adversely affect our ability to offer our solutions and services.

        The laws relating to the liability of providers of online services for activities of their customers and users are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both United States and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the advertisements posted or the content generated by our customers. From time to time, we have received notices from individuals who do not want to be exposed to advertisements delivered by us on behalf of our customers. If one of these complaints results in liability to us, it could be costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise negatively affect the growth of our business.

        There is also uncertainty regarding the application to us of existing laws regulating or requiring licenses for certain advertisers' businesses, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our customers and post ads for various industries, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

        Several other federal laws could also expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of the Act. In addition, the Children's Online Privacy Protection Act restricts the ability of online services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Compliance with these laws and regulations is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.

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

The Israeli tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.

        Some of our investments in Israeli facilities have been granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor. In addition, we have elected to treat some of our investments in Israeli facilities as a "Privileged Enterprise" under the Law for Encouragement of Capital Investments, 1959, or the Investment Law. Income that is attributable to an Approved Enterprise or Privileged Enterprise (if it meets the relevant qualification requirements of applicable law) is eligible for tax benefits under the Investment Law. The availability of the tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center and complying with Israeli intellectual property laws.

        Generally, income attributed to the Approved Enterprise and Privileged Enterprise is exempt from tax for a certain period, or the Exemption Period, subject to certain conditions and limitations, and may qualify for a reduced corporate tax rate of 10% to 25% for additional limited periods after the Exemption Period, depending on, among other things, the percentage of foreign investment in a company and the location of its facilities. If we do not meet the relevant eligibility requirements for the tax benefits discussed above, these tax benefits may be cancelled (possibly with retroactive effect) and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Under current law, in certain cases, starting in 2011, the standard Israeli corporate tax rate may be lower than the rate applicable to income of Approved Enterprises and Privileged Enterprises after the Exemption Period. The standard corporate tax rate for Israeli companies in 2006 was 31% of their taxable income. It declined to 29% in 2007, 27% in 2008, 26% in 2009, 25% in 2010, 24% in 2011 and is scheduled to decline to 23% in 2012, 22% in 2013, 21% in 2014, 20% in 2015 and 18% in 2016 and thereafter. In addition, we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current Approved Enterprise and Privileged Enterprise programs receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as we would be subject to regular Israeli corporate tax rates, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. Finally, in the event of a distribution of a dividend from the above mentioned exempt income, the amount distributed will be subject to corporate tax at the rate applicable to the Approved Enterprise's and Privileged Enterprise's income during the Exemption Period absent exemption in addition to withholding tax. Distribution of dividends attributable to income that was not exempt as described above will be subject, in Israel, only to withholding tax.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or conversion tag technology and user profiling, which is crucial to our ability to provide our solutions and services to our customers.

        Our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our customers depends on the use of "cookies" and "conversion tags" to track Internet users and their online behavior, which allows us to build anonymous user profiles and measure an advertising campaign's effectiveness. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. A conversion tag functions similarly to a banner advertisement, except that the conversion tag is not visible. Our conversion tags may be placed on specific pages of clients of our customers' or prospective customers' websites. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts to regulate spyware may be drafted in such a way as to include technology like cookies and conversion tags in the definition of spyware, thereby creating restrictions on our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

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

        Internet users may also directly limit or eliminate the placement of cookies on their computers by using third party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or conversion tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. Individuals have also brought class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information.

        If our ability to use cookies or conversion tags or to build user profiles is substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations could be materially adversely affected.

        In addition, any compromise of our security that results in the release of Internet users' and/or our customers' data could seriously limit the adoption of our solutions and services, as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase as the amount of data we store for our customers on our servers (including personal information) and the number of countries where we operate has been increasing, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

We may be required to collect sales and use taxes on the services we sell in additional jurisdictions in the future, which may decrease sales, and we may be subject to liability for sales and use taxes and related interest and penalties on prior sales.

        A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services, or that we have failed to do so where required in the past, could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.

        Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Risks Related to Our Stock

The market price and trading volume of our common stock has been volatile, which could result in substantial losses for stockholders.

        Shares of our common stock are listed on the NASDAQ Global Select Market. The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. We cannot provide any assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

        The trading market for our common stock relies, in part, on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Certain provisions of our bylaws may have anti-takeover effects that could prevent a change in control even if the change would be beneficial to our stockholders.

        We have a classified board that might, under certain circumstances, discourage the acquisition of a controlling interest of our stock, because such acquirer would not have the ability to replace directors except as the term of each class expires. The directors are divided into three classes with respect to the time for which they hold office. The term of office of one class of directors expires at each annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms then expire are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

Our board of directors may issue, without stockholder approval, preferred stock with rights and preferences superior to those applicable to the common stock.

        Our certificate of incorporation includes a provision for the issuance of "blank check" preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to, or approval of, stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might result in a decrease in the price of the common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. Our properties are listed below:

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Irving, TX	Headquarters Corporate Office	Television	2016	26,025
Irving, TX	Headquarters Corporate Office	Television	2016	25,940
Burbank, CA	Sales and Operations	Television	2016	24,500
Los Angeles, CA	Sales and Operations	Television	2021	21,709
Los Angeles, CA	Sales and Operations	Television	2012	2,535
Morton Grove, IL	Storage Facility	Television	2021	30,700
Wilmington, DE	Sales and Operations	Television	2020	62,050
Chicago, IL	Sales and Operations	Television	2017	18,500
Roswell, GA	Sales and Operations	Television	2016	21,681
Detroit, MI	Sales and Operations	Television	2012	76,488	37,157
New York, NY	Sales and Operations	Online	2017	12,500
New York, NY	Sales and Operations	Television	2012	22,919
New York, NY	Sales and Operations	Television	2013	26,200
New York, NY	Sales and Operations	Television	2012	15,600
New York, NY	Sales and Operations	Television	2028	86,430
Louisville, KY	Dub and Ship Facility	Television	2013	9,100
Dallas, TX	Sales and Operations	Television	2012	6,352
San Francisco, CA	Sales and Operations	Television	2017	9,003
London, England	Sales and Production	Television	2014	2,961
Boca Raton, FL	Administrative, Sales and Operations	Television	2014	3,816
Austin, TX	Sales and Operations	Television	2012	12,400
Austin, TX	Sales and Operations	Online	2013	9,980
Toronto, Canada	Sales and Operations	Television	2014	10,468
Toronto	Sales and Operations	Television	2013	6,356
Atlanta, GA	Sales and Operations	Online	2012	24,213
Los Angeles, CA	Sales and Operations	Online	2015	7,472
Dallas, TX	Sales and Operations	Online	2012	3,549
Cologne, Germany	Sales and Operations	Online	2017	1,764
Dublin, Germany	Sales and Operations	Online	2012	7,684
Hamburg, Germany	Sales and Operations	Online	2013	699
New York, NY	Sales and Operations	Online	2013	2,959
Madrid, Spain	Sales and Operations	Online	2012	1,800
Stockholm, Sweden	Sales and Operations	Online	2012	1,476
Amsterdam, Sweden	Sales and Operations	Online	2014	765
Herzeliya, Israel	Sales and Operations	Online	2021	42,174
London, England	Sales and Operations	Online	2015	954
London, England	Sales and Operations	Online	2015	2824
Mexico City, Mexico	Sales and Operations	Online	2013	2160
Sao Paulo, Brazil	Sales and Operations	Online	2012	810
Paris, France	Sales and Operations	Online	2013	1,305
Paris, France	Sales and Operations	Online	2016	3,006

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Hamburg, Germany	Sales and Operations	Online	2017	1,431
Barcelona, Spain	Sales and Operations	Online	2014	1,356
New York City, NY	Sales and Operations	Online	2015	11,000
Chicago, IL	Sales and Operations	Online	2013	980
Los Angeles, CA	Sales and Operations	Online	2015	2,157
New York City	Corporate Apt.	Online	2012	624
Guangzhou, China	Sales and Operations	Online	2012	1,575
Madrid, Spain	Sales and Operations	Online	2012	1,290
Sydney, Australia	Sales and Operations	Online	2013	5,949	2,025
Taipei, Taiwan	Sales and Operations	Online	2012	657
Tokyo, Japan	Sales and Operations	Online	2013	657

ITEM 3.    LEGAL PROCEEDINGS

        We are subject, from time to time, to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters asserted to date will have a material effect on our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market, under the symbol DGIT. The following table sets forth the high and low closing sales prices of our common stock from January 1, 2010 to December 31, 2011. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal Year Ended 2011		Fiscal Year Ended 2010
	High	Low	High	Low
First Quarter	$34.41	$27.17	$34.74	$26.06
Second Quarter	37.01	28.50	43.80	31.18
Third Quarter	32.68	16.95	41.45	15.11
Fourth Quarter	20.50	11.25	28.91	20.08

        As of February 23, 2012, we had 28,870,553 and 27,365,881 shares of our common stock issued and outstanding, respectively. As of February 23, 2012, our common stock was held by approximately 330 stockholders of record. We estimate that there are approximately 12,300 beneficial stockholders.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2011 through October 31, 2011	—	$—	—	$50,281
November 1, 2011 through November 30,2011	328,000	$15.17	328,000	$45,306
December 1, 2011 through December 31, 2011	—	$—	—	$45,306

Total	328,000	$15.17	328,000	$45,306

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on our common stock between December 31, 2006 and December 31, 2011 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2006 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Digital Generation, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Digital Generation, Inc.	$100.00	$190.21	$92.58	$207.20	$214.24	$88.43
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Computer and Data Processing Index	100.00	120.54	69.01	109.41	121.08	118.17

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

Acquired Operation	Date of Closing
Pathfire, Inc. ("Pathfire")	June 4, 2007
Point.360 ("Point 360")	August 13, 2007
GTN, Inc. ("GTN")	August 31, 2007
Vyvx ("Vyvx")	June 5, 2008
Enliven Marketing Technologies Corporation ("Enliven")	October 2, 2008
Match Point Media LLC ("Match Point")	October 1, 2010
MIJO Corporation ("MIJO")	April 1, 2011
MediaMind Technologies, Inc. ("MediaMind")	July 26, 2011
EyeWonder LLC and chors GmbH ("EyeWonder")	September 1, 2011

        See Note 3 to our consolidated financial statements for further information on acquisitions. See Note 10 of our consolidated financial statements for further information on discontinued operations. Amounts are shown in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$324,257	$241,328	$182,713	$154,824	$97,687
Costs and operating expenses (excluding depreciation and amortization)	217,212	130,254	110,622	95,629	65,770
Depreciation and amortization	38,736	29,236	25,736	21,078	12,865

Income from operations	68,309	81,838	46,355	38,117	19,052
Other (income) expense:
Interest expense and other, net	15,552	7,129	11,873	11,536	2,388
Unrealized loss (gain) on derivative warrant investment	—	—	—	1,544	(1,707)

Income before income taxes from continuing operations	52,757	74,709	34,482	25,037	18,371
Provision for income taxes	26,220	29,407	14,558	9,727	7,501

Income from continuing operations	26,537	45,302	19,924	15,310	10,870
Income (loss) from discontinued operations	(2,053)	(3,733)	577	(231)	(457)

Net income	$24,484	$41,569	$20,501	$15,079	$10,413

Basic earnings (loss) per share:
Continuing operations	$0.96	$1.65	$0.87	$0.82	$0.65
Discontinued operations	(0.07)	(0.13)	0.03	(0.01)	(0.02)

Total	$0.89	$1.52	$0.90	$0.81	0.63

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Diluted earnings (loss) per share:
Continuing operations	$0.95	$1.63	$0.85	$0.80	$0.64
Discontinued operations	(0.07)	(0.13)	0.03	(0.01)	(0.03)

Total	$0.88	$1.50	$0.88	$0.79	$0.61

Weighted average common shares outstanding:
Basic	27,516	27,226	22,572	18,642	16,631
Diluted	27,760	27,570	23,091	19,073	17,096

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$72,575	$73,409	$33,870	$17,180	$10,101
Working capital (without assets of discontinued operations)	146,485	122,954	44,150	20,856	25,601
Property and equipment, net	54,159	39,380	41,305	37,376	27,466
Total assets	1,057,044	520,004	478,292	473,800	252,495
Long-term debt, net of current portion	478,133	—	80,962	154,985	44,325
Net assets of discontinued operations	766	2,659	9,168	10,165	—
Stockholders' equity	507,786	496,912	347,166	269,518	192,129

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Introduction

        MD&A is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of Digital Generation, Inc.'s (the "Company," "we," "us" or "our") financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Overview.  This section provides a general description of our business, as well as recent developments that we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, significant transactions that impact the comparability of the results being analyzed are summarized.

  •
  2011 Highlights.  This section provides some of the highlights of our 2011 year.

  •
  Results of Operations.  This section provides an analysis of our results of operations for the three years in the period ended December 31, 2011.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides a summary of our cash flows for the three years in the period ended December 31, 2011, as well as a discussion of those cash flows. Also included is a discussion of our sources of liquidity and cash requirements.

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

Overview

        DG is the world's leading ad management and distribution platform. DG helps advertisers engage with consumers across television and online media, while delivering timely and impactful ad campaigns. Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending.

        During 2011, we acquired two online digital advertising service businesses. In July 2011, we acquired MediaMind Technologies, Inc. ("MediaMind") for $499 million and, in September 2011 we acquired the EyeWonder advertising unit of Limelight Networks, Inc. for $61 million. As a result of these acquisitions, we reorganized our business into two distinct reportable segments, television and online.

        Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, the increasing trend towards delivering high definition ("HD") data files, the emergence of online advertising, and the continued transition from the traditional dub and ship delivery method to digital broadcast signal transmission.

Television Segment

        Our television segment's revenue is principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The television segment includes the operating results of our ADS operation, SourceEcreative, Match Point and MIJO. The majority of our television segment revenue results from the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We generally bill our services on a per transaction basis. We also offer a variety of other ancillary products that serve the television advertising industry. These services include creative research, media production and duplication, management and storage of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery.

Online Segment

        Our online segment's revenue is principally derived from services relating to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. Currently, we operate three separate online advertising platforms, Unicast, which we acquired in 2008, and our recent acquisitions of MediaMind and EyeWonder. During 2012, we plan to migrate all or substantially all of our EyeWonder and Unicast online advertising related business to the MediaMind platform. As a result of this planned migration, we expect to incur costs in integrating these businesses and subsequently realize certain operating synergies.

        Our MediaMind platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. MediaMind provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. In 2011, we managed campaigns for customers in 75 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Acquisitions

        Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. During the last two fiscal years, we acquired four separate businesses involved in the distribution of media content. Those acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment
EyeWonder	September 1, 2011	$61.0	Online
MediaMind	July 26, 2011	499.3	Online
MIJO	April 1, 2011	43.8	Television
Match Point	October 1, 2010	27.7	Television

        Each of the acquired businesses has been included in our results of operations since the date of closing.

Political Advertising

        Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

2011 Highlights

  •
  Overall revenues increased $82.9 million, or 34%, from 2010.

  •
  Revenues from our online segment increased $59.0 million, or 320%, from 2010, principally due to the acquisitions of MediaMind and EyeWonder during 2011.

  •
  We reported $15.1 million of acquisition and integration costs, compared to $0.3 million in 2010, in connection with the acquisitions of MediaMind, EyeWonder and MIJO during 2011.

  •
  We issued $490 million of debt in connection with the acquisition of MediaMind. See Note 7 in the accompanying financial statements.

  •
  We classified our Springbox unit as a discontinued operation, as it is held for sale.

 Results of Operations

2011 vs. 2010

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2011 vs. 2010
	2011	2010		2011	2010
Revenues	$324,257	$241,328	34%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	104,697	73,230	43	32.3	30.4
Sales and marketing	31,549	13,534	133	9.7	5.6
Research and development	17,818	10,601	68	5.5	4.4
General and administrative	48,029	32,620	47	14.8	13.5
Acquisition and integration	15,119	269	NM	4.7	0.1
Depreciation and amortization	38,736	29,236	32	11.9	12.1

Total costs and expenses	255,948	159,490	60	78.9	66.1

Income from operations	68,309	81,838	(17)	21.1	33.9
Other (income) expense:
Interest expense	14,915	7,350	103	4.6	3.0
Interest (income) and other expense, net	637	(221)	(388)	0.2	(0.1)

Income before income taxes	52,757	74,709	(29)	16.3	31.0
Provision for income taxes	26,220	29,407	(11)	8.1	12.2

Income from continuing operations	26,537	45,302	(41)	8.2	18.8
Loss from discontinued operations	(2,053)	(3,733)	(45)	(0.6)	(1.6)

Net income	$24,484	$41,569	(41)	7.6	17.2

(a)
Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$68,309	$81,838	(17)%
Depreciation and amortization	38,736	29,236	32
Share-based compensation	12,430	4,805	159
Acquisition and integration	15,119	269	NM

Adjusted EBITDA(b)	$134,594	$116,148	16

(b)
See discussion of Non-GAAP financial measure on page 58.

NM—Not meaningful

        Revenues.    For 2011, revenues increased $82.9 million, or 34%, as compared to 2010. For further discussion on revenues by reportable segment, see each of the television and online segments.

        Cost of Revenues.    For 2011, cost of revenues increased $31.5 million, or 43%, as compared to 2010. As a percentage of revenues, cost of revenues increased to 32.3% in 2011, as compared to 30.4% in 2010. Costs of revenues increased due to (i) including the 2011 acquisitions of MIJO, MediaMind and EyeWonder ($21.2 million) in our operating results, (ii) including twelve months of Match Point's costs in 2011 vs. three months in 2010, Match Point was acquired in October 2010 ($8.8 million) and (iii) higher Unicast costs ($2.1 million), largely attributable to an increase in related revenues. Cost of revenues also includes a $0.9 million reduction, due to the reversal of a portion of an earnout liability that had been established in the Match Point purchase accounting. The earnout liability was reduced when Match Point's 2011 revenues failed to reach the threshold necessary for an earnout payment. The increase in our cost of revenues percentage is principally due to the acquisitions of Match Point and MIJO, which have higher cost of revenue percentages than the balance of the Company.

        Sales and Marketing.    For 2011, sales and marketing expense increased $18.0 million, or 133%, as compared to 2010. The increase was due to (i) the inclusion of MIJO, MediaMind and EyeWonder ($19.9 million) in our operating results and (ii) including twelve months of Match Point's expenses in 2011 vs. three months in 2010 ($0.3 million), partially offset by (iii) a decrease ($2.1 million) in Unicast's sales and marketing expenses due to lower compensation, advertising and promotion costs. As a percentage of revenues, sales and marketing expenses increased to 9.7% in 2011, as compared to 5.6% in 2010. The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have higher selling expenses than the balance of the Company. We expect our sales and marketing expenses, as a percentage of revenue, will increase from historical levels as our online segment becomes a larger percentage of our total revenues.

        Research and Development.    For 2011, research and development costs increased $7.2 million, or 68%, as compared to 2010. The increase was due to the inclusion of MIJO, MediaMind and EyeWonder ($6.9 million) in our operating results. The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results, as they have higher research and development expenses than the balance of the Company. We expect our research and development expenses, as a percentage of revenue, will increase from historical levels as our online segment becomes a larger percentage of total revenues.

        General and Administrative    For 2011, general and administrative expense increased $15.4 million, or 47%, as compared to 2010. As a percentage of revenues, general and administrative expense increased to 14.8% in 2011, as compared to 13.5% in 2010. The increase was primarily due to the inclusion of MIJO, MediaMind and EyeWonder ($14.4 million, which includes $5.4 million of share-based compensation expense) in our operating results and including twelve months of Match Point's expenses in 2011 vs. three months in 2010 ($1.6 million), partially offset by a reduction of legacy costs ($0.6 million).

        Acquisition and Integration.    For 2011, acquisition and integration expense increased $14.9 million as compared to 2010. The increase was due to costs associated with the acquisitions and integration of MIJO, MediaMind and EyeWonder.

        Depreciation and Amortization.    For 2011, depreciation and amortization expense increased $9.5 million, or 32%, as compared to 2010. The increase was due to additional depreciation and amortization associated with the assets of businesses acquired in 2011 ($10.8 million related to MIJO, MediaMind and EyeWonder) and 2010 ($1.6 million related to Match Point), partially offset by a reduction in depreciation of certain capitalized software projects that were fully depreciated during 2010 ($3.3 million). We expect our depreciation and amortization expense will increase in 2012 as we have a full year of depreciation and amortization for the businesses acquired in 2011.

        Interest Expense.    For 2011, interest expense increased $7.6 million as compared to 2010. Interest expense in 2011 was attributable to issuing $490 million of Term Loans in connection with the acquisition of MediaMind in July 2011. Interest expense in 2010 was attributable to (i) borrowings on a prior credit facility until April 2010 when that credit facility was paid off, (ii) interest rate swap termination charges, and (iii) the write off of debt issuance costs associated with the prior credit facility.

        Interest Income and Other Expense, net.    For 2011, interest income and other expense, net decreased $0.9 million as compared to 2010. The decrease was due to (i) the recognition of losses on foreign currency forward contracts that are used to hedge foreign currency exchange rates (primarily the Israeli Shekel) and (ii) foreign currency exchange losses.

        Provision for Income Taxes.    For 2011 and 2010, the provision for income taxes was 49.7% and 39.4%, respectively, of income before income taxes. The provision for each period differs from the expected federal statutory rate of 35%, as a result of certain non-deductible expenses and state income taxes. The increase in our effective tax rate was primarily due to incurring $15.1 million of acquisition and integration expenses in connection with our purchases of MediaMind, EyeWonder and MIJO, a portion of which is not expected to be deductible for federal income tax purposes.

        Loss from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit. During the second quarter ended June 30, 2011, we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.

2011 vs. 2010

Television Segment

        The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Years Ended December 31,
			2011 vs. 2010
	2011	2010
Revenues	$246,780	$222,894	11%
Adjusted EBITDA	123,260	116,219	6

        The television segment includes the results of our ADS operation, Match Point, MIJO and SourceEcreative. Match Point was acquired in October 2010, and MIJO was acquired in April 2011. The television segment includes an allocation of corporate overhead.

        Revenues.    For 2011, revenues increased $23.9 million, or 11%, as compared to 2010. The increase was primarily due to (i) the acquisition of MIJO on April 1, 2011 ($16.2 million) and (ii) including Match Point for twelve months during 2011 vs. three months in 2010 ($13.8 million). In 2011, revenue from political advertising decreased $6.5 million. Political advertising peaks every other year consistent with the national, state and local election cycles. In 2011, our HD revenue increased $28.8 million ($131.6 million in 2011 compared to $102.8 million in 2010 (the 2011 amount includes $3.9 million from MIJO addressed above)), which was mostly offset by a decrease in SD revenue ($27.6 million). HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content. We expect the percentage that HD deliveries bears to total deliveries will continue to increase. Both HD and SD revenue per delivery decreased due to the competitive environment and volume discounts. HD revenue per delivery also decreased in 2011 as a result of a higher percentage of electronic deliveries (90% in 2011 compared to 73% in 2010). Historically, electronic deliveries are priced lower than physical deliveries.

        Adjusted EBITDA.    For 2011, adjusted EBITDA increased $7.0 million, or 6%, as compared to 2010. The increase was primarily attributable to including MIJO and Match Point in our operating results ($8.2 million), partially offset by a decline in our ADS operation. Our ADS operation declined principally due to the decrease in revenue discussed above.

 Online Segment

        The following table sets forth certain historical financial data for our online segment (dollars in thousands).

	Years Ended December 31,		% Change
			2011 vs. 2010
	2011	2010
Revenues	$77,477	$18,434	320%
Adjusted EBITDA	11,334	(71)	NM

        As discussed above, the online segment is comprised of the operating results of Unicast and our recent acquisitions of MediaMind (July 2011) and EyeWonder (September 2011). As a result of the recent acquisitions, the operating results for the periods above are not comparable. Further, we expect during 2012 we will migrate substantially all of our EyeWonder and Unicast online advertising related business to the MediaMind platform. As a result of this planned migration, we expect to realize approximately $23.0 million of operating synergies (e.g. reduction of personnel, office closures) in future periods. The online segment includes an allocation of corporate overhead.

        Revenues.    For 2011, revenues increased $59.0 million, or 320%, as compared to 2010. The increase was primarily due to (i) the acquisitions of MediaMind ($45.2 million) and EyeWonder ($12.4 million) and (ii) an 8% increase in Unicast's revenues ($1.4 million).

        Adjusted EBITDA.    For 2011, adjusted EBITDA increased $11.4 million, as compared to 2010. The increase was primarily attributable to including MediaMind in our operating results.

 Results of Operations

2010 vs. 2009

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2010 vs. 2009
	2010	2009		2010	2009
Revenues	$241,328	$182,713	32%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	73,230	65,938	11	30.4	36.1
Sales and marketing	13,534	12,678	7	5.6	6.9
Research and development	10,601	6,257	69	4.4	3.4
General and administrative	32,620	25,749	27	13.5	14.1
Acquisition and integration	269	—	NM	0.1	—
Depreciation and amortization	29,236	25,736	14	12.1	14.1

Total costs and expenses	159,490	136,358	17	66.1	74.6

Income from operations	81,838	46,355	77	33.9	25.4
Other (income) expense:
Interest expense	7,350	11,774	(38)	3.0	6.4
Interest (income) and other expense, net	(221)	99	(323)	(0.1)	0.1

Income before income taxes	74,709	34,482	117	31.0	18.9
Provision for income taxes	29,407	14,558	102	12.2	8.0

Income from continuing operations	45,302	19,924	127	18.8	10.9
Income (loss) from discontinued operations	(3,733)	577	(747)	(1.6)	0.3

Net income	$41,569	$20,501	103	17.2	11.2

(a)
Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$81,838	$46,355	77%
Depreciation and amortization	29,236	25,736	14
Share-based compensation	4,805	3,983	21
Acquisition and integration	269	—	NM

Adjusted EBITDA(b)	$116,148	$76,074	53

(b)
See discussion of Non-GAAP financial measure on page 58.

NM—Not meaningful

        Revenues.    For 2010, revenues increased $58.6 million, or 32%, as compared to 2009. For further discussion on revenues by reportable segment, see each of the television and online segments.

        Cost of Revenues.    For 2010, cost of revenues increased $7.3 million, or 11%, as compared to 2009. As a percentage of revenues, cost of revenues decreased to 30.4% in 2010, as compared to 36.1% in 2009. A large portion of our cost structure is fixed. Therefore, as revenues increase our gross profit margin tends to increase. Costs of revenues increased due to (i) the inclusion of Match Point in our operating results ($3.1 million), (ii) higher personnel cost ($2.8 million) and (iii) higher video telecommunications charges associated with increased bandwidth capacity ($2.2 million), partially offset by non-cash consideration received in a lawsuit settlement with a vendor ($0.8 million).

        Sales and Marketing.    For 2010, sales and marketing expense increased $0.9 million, or 7%, as compared to 2009. The increase was principally attributable to (i) increases in advertising, marketing and travel costs ($0.7 million) associated with the increase in revenues and (ii) the inclusion of Match Point in our operating results ($0.1 million). As a percentage of revenues, sales and marketing expenses decreased to 5.6% in 2010, as compared to 6.9% in 2009.

        Research and Development.    For 2010, research and development costs increased $4.3 million, or 69%, as compared to 2009. The increase relates primarily to (i) a shift in software development initiatives from capitalizable projects to projects that are expensed as incurred ($3.3 million) and (ii) higher personnel costs ($0.7 million) and travel costs ($0.2 million).

        General and Administrative.    For 2010, general and administrative expense increased $6.9 million, or 27%, as compared to 2009. The increase was primarily attributable to higher (i) legal fees primarily related to settled lawsuits ($4.7 million) and (ii) personnel costs ($3.5 million), partially offset by a reduction in professional services fees ($0.9 million). Legal expense increased due to (i) settling a dispute with a vendor and (ii) defense costs associated with alleged securities violations. Personnel costs increased largely due to incentive compensation associated with our improved operating results.

        Depreciation and Amortization.    For 2010, depreciation and amortization expense increased $3.5 million, or 14%, as compared to 2009. The increase was primarily attributable to (i) increased depreciation associated with capitalized software development projects ($2.2 million), (ii) accelerated depreciation on a software development project that was retired early ($1.3 million) (iii) shortening the estimated useful life of the Pathfire customer relationships intangible asset ($0.3 million) and (iv) amortization associated with the acquired intangible assets of Match Point ($0.5 million), partially offset by lower depreciation as a result of certain capital assets being fully depreciated ($0.8 million).

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

        Interest Income and Other Expense, net.    For 2010, interest income and other increased $0.3 million, as compared to 2009. The increase was principally the result of larger cash balances available for investment and a decrease in other expenses.

        Provision for Income Taxes.    For 2010 and 2009, the provision for income taxes was 39.4% and 42.2%, respectively, of income before income taxes. The provisions for both periods differ from the expected federal statutory rate of 35%, as a result of state and foreign income taxes and certain non-deductible expenses. During 2010, we eliminated two of our U.S. subsidiaries, which resulted in lowering our effective state income tax rate as compared to 2009.

        Income (Loss) from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit. In 2010, our Springbox unit performed below our expectations primarily due to a decline in project based revenues and the loss of two larger customers. As a result, we conducted an impairment analysis of its long-lived assets at the end of 2010 and determined these assets were not fully recoverable. Because the long-lived assets were not fully recoverable, we adjusted their carrying value to their estimated fair value (determined using a discounted cash flow model) which resulted in an impairment charge of $5.9 million. We also evaluated the remaining useful life of the Springbox customer relationships asset, Springbox's primary asset, and determined a revised five year remaining life was appropriate, with the change effective as of January 1, 2011. We did not recognize any impairment charges during 2009.

2010 vs. 2009

Television Segment

        The following table sets forth certain historical financial data for our television segment (dollars in thousands).

	Years Ended December 31,		% Change
			2010 vs. 2009
	2010	2009
Revenues	$222,894	$169,637	31%
Adjusted EBITDA	116,219	79,014	47

        Revenues.    For 2010, revenues increased $53.3 million, or 31%, as compared to 2009. The increase was primarily due to (i) a $42.9 million increase in HD revenue ($102.8 million in 2010 compared to $59.9 million in 2009), (ii) a $6.6 million increase in SD revenue and (iii) the acquisition of Match Point on October 1, 2010 which contributed $4.9 million of revenue. HD revenue increased due to a trend of delivering more HD advertising content and generally less SD content. HD revenue pricing per delivery decreased in 2010 as a result of a higher percentage of electronic deliveries (electronic deliveries are priced lower than physical deliveries) and the competitive environment. The increases in HD and SD revenue include political advertising revenue, which increased $6.4 million ($8.5 million in 2010 vs. $2.1 million in 2009) as a result of the 2010 national, state and local elections.

        Adjusted EBITDA.    For 2010, adjusted EBITDA increased $37.2 million, or 47%, as compared to 2009. The increase was primarily due to higher revenues discussed above, which more than offset the increase in operating costs ($12.9 million). The increase in operating costs were principally due to (i) higher legal fees, (ii) personnel costs and (iii) a shift in software development initiatives from capitalizable projects to projects which are expensed as incurred.

Online Segment

        The following table sets forth certain historical financial data for our online segment (dollars in thousands).

	Years Ended December 31,		% Change
			2010 vs. 2009
	2010	2009
Revenues	$18,434	$13,076	41%
Adjusted EBITDA	(71)	(2,940)	(98)

        Revenues.    For 2010, revenues increased $5.4 million, or 41%, as compared to 2009. The increase was due to a larger number of online advertising campaigns and the addition of new customers.

        Adjusted EBITDA.    For 2010, adjusted EBITDA improved to a $0.1 million loss as compared to a $2.9 million loss in 2009. Our Unicast business improved principally due to higher revenues ($5.4 million) while keeping operating costs fairly constant.

Non-GAAP Financial Measure

        In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of Adjusted EBITDA as a non-GAAP financial measure helps investors gain a meaningful understanding of our past performance and future prospects, consistent with how management measures and forecasts our performance, especially when comparing such results to previous periods or forecasts. Our management uses Adjusted EBITDA as a non-GAAP financial measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. This measure is also used by management in its financial and operational decision making. There are limitations associated with reliance on any non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies' financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of our operating performance as evaluated by management.

        We define "Adjusted EBITDA" as income from continuing operations, before interest, taxes, depreciation and amortization, share-based compensation, acquisition and integration expenses, restructuring / impairment charges and benefits, and gains and losses on derivative instruments. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

        Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, acquisition and integration expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures.

        Adjusted EBITDA should be considered in addition to, not as a substitute for, our operating income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measure

        In accordance with the requirements of Regulation G issued by the SEC, on page 55 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure.

 Financial Condition

        The following table sets forth certain of our major balance sheet accounts as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$72,575	$73,409
Accounts receivable, net	100,719	64,099
Property and equipment, net	54,159	39,380
Deferred income taxes, net	7,391	14,729
Goodwill and intangible assets, net	777,840	321,775
Liabilities:
Accounts payable and accrued liabilities	49,183	17,685
Deferred income taxes	7,644	—
Debt	483,033	—
Stockholders' equity	507,786	496,912

        Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The slight decrease in cash and cash equivalents during 2011 primarily relates to (i) cash used to purchase MediaMind, EyeWonder and MIJO ($499.9 million), (ii) cash used to repurchase some of our shares ($21.5 million) and (iii) cash used to purchase property and equipment ($19.1 million) in excess of (iv) cash received from the issuance of debt ($485.1 million) and (v) cash generated from operating activities ($77.0 million).

        Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 86 and 78 days at December 31, 2011 and 2010, respectively. The increase in the number of days of revenue outstanding is attributable to MediaMind and EyeWonder as they have longer collection periods for their receivables.

        Property and equipment tends to increase when we make significant improvements to our equipment, an expansion of our network or capitalized software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2011 and 2010, purchases of property and equipment were $11.8 million and $8.5 million, respectively. For 2011 and 2010, capitalized costs of developing software were $7.3 million and $5.0 million, respectively. For 2011 and 2010, property and equipment increased $15.4 million and $0.8 million, respectively, as a result of business acquisitions.

        Goodwill and intangible assets increased during 2011, principally as a result of our acquisitions of MediaMind, EyeWonder and MIJO ($478.3 million), partially offset by amortization expense ($20.3 million).

        Accounts payable and accrued liabilities increased $31.5 million during 2011. The increase primarily relates to the acquisitions of MediaMind, EyeWonder and MIJO.

        Debt increased during 2011, principally as a result of issuing $490.0 million of debt to acquire MediaMind (net of a $4.9 million original issue discount), partially offset by $2.4 million of principal repayments.

        Stockholders' equity increased $10.9 million during 2011. The increase primarily relates to (i) reporting net income of $24.5 million and (ii) recording share based compensation expense of

$12.4 million, partially offset by the purchase of $21.5 million of our common stock and recording a $3.7 million foreign currency translation adjustment.

Liquidity and Capital Resources

Cash Flows

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$24,484	$41,569	$20,501
Depreciation and amortization	39,279	29,992	26,501
Impairment of Springbox unit	1,800	5,866	—
Deferred income taxes and other	21,040	18,628	18,115
Changes in operating assets and liabilities, net	(9,590)	(11,697)	(14,736)

Total	77,013	84,358	50,381

Investing activities:
Purchases of property and equipment	(11,802)	(8,498)	(6,966)
Capitalized costs of developing software	(7,321)	(4,961)	(6,950)
Other	(6,255)	81	—
Acquisitions, net of cash acquired	(499,945)	(27,501)	—

Total	(525,323)	(40,879)	(13,916)

Financing activities:
Proceeds from issuance of common stock, net of costs	392	115,863	53,203
Purchase of treasury stock and other	(22,675)	(13,656)	—
Borrowings (repayments) of debt, net	470,199	(106,183)	(72,911)

Total	447,916	(3,976)	(19,708)

Effect of exchange rate changes on cash	(440)	36	(67)
Net (decrease) increase in cash and cash equivalents	(834)	39,539	16,690
Cash and cash equivalents at beginning of year	73,409	33,870	17,180

Cash and cash equivalents at end of year	$72,575	$73,409	$33,870

        We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) deferred income taxes. In 2011, we generated $77.0 million in cash from operating activities, as compared to $84.4 million in 2010 and $50.4 million in 2009. For 2011, the decrease was largely due to lower net income partially as a result of incurring acquisition and integration expenses of $15.1 million. For 2010, the increase was largely driven by our improved operating results.

        Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During the last two fiscal years, we have acquired four businesses.

        Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchase of treasury stock.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash and cash equivalents on hand (including about $26 million held outside the United States at year end which can be repatriated into the United States with little or no adverse tax consequences),

  •
  short-term investments,

  •
  cash generated from operating activities,

  •
  borrowings from our existing or any new credit facility, and

  •
  the issuance of equity securities.

        As of December 31, 2011, we had $83.0 million of cash and cash equivalents and short-term investments on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

        We have the ability to issue equity instruments. As of December 31, 2011, we had two effective shelf registration statements on file with the SEC for the issuance of (i) up to a total of 1.47 million shares of our common stock and (ii) up to $100 million of preferred stock.

        In July 2011, we issued $490.0 million of term loans under our Amended Credit Facility, net of an original issue discount of $4.9 million. The net proceeds were used to acquire MediaMind. Our Amended Credit Facility also allows us to borrow up to $120 million of revolving loans, none of which were outstanding at December 31, 2011. See Notes 3 and 7 of our consolidated financial statements.

        In April 2010, we issued 3.65 million shares of our common stock under a shelf registration statement that resulted in us receiving approximately $108 million of net proceeds. We used a portion of the proceeds to repay all of our then outstanding debt.

        We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) our $120.0 million revolving credit facility, and (iii) cash generated from operating and financing activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

        We expect to use cash in connection with:

  •
  the purchase of capital assets,

  •
  the repayment of our debt,

  •
  the purchase of our common stock,

  •
  the organic growth of our business, and

  •
  the strategic acquisition of media related businesses.

        During 2012, we expect we will:

  •
  purchase property and equipment and incur capitalized software development costs ranging from $30 to $35 million (including $14 million to $17 million related to a new 15 year office lease in New York City).

        We expect to use cash to further expand and develop our business. While we presently have no definitive plans, we may seek to acquire or merge with another company that we believe would be in the best interest of our shareholders.

 Critical Accounting Policies

        The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 2 of the notes to consolidated financial statements. Following is a discussion of our critical accounting policies.

        Goodwill.    We have three reporting units; television, online and SourceEcreative ("SourceE"). Each of our reporting units have goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment, by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including the guideline public company method. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate used reflects the risk inherent in the projected cash flows. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

        We did not recognize a goodwill impairment loss for 2011, 2010 or 2009. At December 31, 2011, the fair value of the television, online and SourceE reporting units exceeded their carrying value by approximately 33%, 6% and 956%, respectively.

        The fair value of our online reporting unit was 6% in excess of its carrying value at December 31, 2011. Our online reporting unit has about $343 million of goodwill. If actual or expected future cash flows of our online reporting unit should fall sufficiently below our current forecasts, we may be required to record an impairment charge on the online reporting unit's goodwill. Future net cash flows are impacted by a variety of factors including revenues, operating margins, income tax rates, discount rates, economic conditions and industry trends.

        Further, our market capitalization plus a reasonable control premium is an indicator of the total value of our company. At year end, our market capitalization was below our total stockholders' equity, which is an indicator of goodwill impairment. If our market capitalization should stay at the year end level or deteriorate for an extended period of time, it would likely result in us recording a goodwill impairment charge in the future.

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

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to acquired identifiable intangible assets, such as customer relationships and trade names, and property and equipment, including capitalized internally developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends and significant changes in the use of such assets. Once a triggering event has occurred, an impairment test is employed based on whether the intent is to hold the asset for continued use or hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of projected undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. Fair value is determined using a discounted cash flow model. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We also evaluate the estimated useful life of long-lived assets reviewed for impairment. In 2011 and 2010, we recognized impairment charges of $1.8 million and $5.9 million, respectively, related to our Springbox unit (reported in discontinued operations) primarily related to the customer relationships intangible asset. See Note10 of our consolidated financial statements. For the year ended December 31, 2009, we did not recognize an impairment loss related to long-lived assets.

        Income Taxes.    Deferred income taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal, foreign and state income tax purposes. We have both deferred tax assets and deferred tax liabilities. Deferred tax assets relate primarily to net operating loss ("NOL") carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not likely. Significant judgment is required in making these assessments, which generally relate to whether an acquired operation will generate future taxable income. We did not recognize any valuation allowances against our deferred tax assets for the years ended December 31, 2011, 2010 or 2009, nor do we presently foresee any such valuation allowances.

        Revenue Recognition.    We derive revenue primarily from (i) the distribution of digital and analog video and audio media content, (ii) volume-based fees for using our online ad serving platforms, (iii) media research resources, and (iv) support and other services. We recognize revenue only when all of the following criteria have been met:

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

        Our services revenue from the digital distribution of video and audio advertising content in our television segment generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification that the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Shipping and handling costs are included in costs of revenue.

        We offer online advertising campaign management and deployment products in our online segment. These products allow publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

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

        Media production and duplication includes a variety of ancillary services, such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

Recently Adopted and Recently Issued Accounting Guidance

        See Recently Adopted and Recently Issued Accounting Guidance in Note 2 to our consolidated financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations at December 31, 2011 (in thousands):

		Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Debt (includes estimated principal and interest)	$634,045	$33,428	$141,216	$122,433	$336,968
Operating lease obligations	129,836	13,152	24,548	21,029	71,107
Employment contracts	6,298	2,238	3,685	375	—
Unconditional purchase obligations	11,497	6,807	4,690	—	—

Total contractual obligations	$781,676	$55,625	$174,139	$143,837	$408,075

Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to ten years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2011, 2010 and 2009, rent expense, net of sublease rentals, for all operating leases amounted to $9.2 million, $6.2 million and $6.5 million, respectively.

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

Foreign Currency Exchange Risk

        Historically, we have provided limited services to entities located outside the United States and, therefore, our exchange rate gains and losses have not been material. However, in April 2011, we acquired MIJO with substantially all of its operations conducted in Canada. In July 2011, we acquired MediaMind with the majority of its operations conducted outside the United States. Further, in September 2011, we acquired EyeWonder with a portion of its operations conducted outside the United States. As a result, we are subject to foreign currency transaction and translation gains and losses. In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates.

        As a result of the substantial increase in our foreign operations, we expect to experience foreign currency transaction and translation gains and losses in the future, somewhat mitigated by our foreign currency hedging programs.

        In 2011, about 13% of our consolidated revenue was attributable to foreign jurisdictions. While the percentage of foreign sourced revenue as compared to consolidated revenue is increasing, not all of such revenue is subject to foreign currency transaction and translation gain or loss as some of our foreign operations use the U.S. Dollar as their functional currency (e.g. Israel) and generally invoice customers in U.S. Dollars.

Interest Rate Risk

        In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind. The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum. To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.35% at December 31, 2011), our interest expense and payments will increase (absent an interest rate hedging arrangement). See Note 7 to our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in our consolidated financial statements and the notes thereto beginning at Page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Management's Report on Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As discussed in Note 3 to the consolidated financial statements, in April 2011, we acquired MIJO Corporation ("MIJO"). We have excluded MIJO from the scope of our assessment of our internal control over financial reporting as of December 31, 2011. MIJO's total revenues and total assets (excluding goodwill and identifiable intangibles) represent 5% and 1%, respectively, of the related consolidated financial statement amounts, as of and for the year ended December 31, 2011.

        As discussed in Note 3 to the consolidated financial statements, in July 2011, we acquired MediaMind Technologies, Inc. ("MediaMind"). We have excluded MediaMind from the scope of our assessment of our internal control over financial reporting as of December 31, 2011. MediaMind's total revenues and total assets (excluding goodwill and identifiable intangibles) represent 14% and 9%, respectively, of the related consolidated financial statement amounts, as of and for the year ended December 31, 2011.

        As discussed in Note 3 to the consolidated financial statements, in September 2011, we acquired the equity interests of EyeWonder LLC, and chors GmbH, a German limited liability company, (collectively, "EyeWonder"). We have excluded EyeWonder from the scope of our assessment of our internal control over financial reporting as of December 31, 2011. EyeWonder's total revenues and total assets (excluding goodwill and identifiable intangibles) represent 4% and 2%, respectively, of the related consolidated financial statement amounts, as of and for the year ended December 31, 2011

        We use the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO"), to evaluate the effectiveness of our internal control over financial reporting. Based on our assessment, we have concluded our internal control over financial reporting was effective as of December 31, 2011.

        Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young's report on our internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting

        During the three months ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Digital Generation, Inc.

        We have audited Digital Generation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying, Management's Report on its Assessment of the Company's Internal Control Over Financial Reporting, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of MIJO Corporation ("MIJO"), MediaMind Technologies, Inc. and subsidiaries ("MediaMind"), EyeWonder LLC and chors GmBH (collectively, as "EyeWonder") which are included in the December 31, 2011 consolidated financial statements of Digital Generation, Inc. and constituted 1%, 9% and 2% of total assets (excluding goodwill and identifiable intangibles) and 5%, 14% and 4% of revenues, respectively, as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Digital Generation, Inc. also did not include an evaluation of the internal control over financial reporting of the acquired, MIJO, MediaMind, EyeWonder and related subsidiaries.

        In our opinion, Digital Generation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Generation, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 29, 2012

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

ITEM 11.    Executive Compensation

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information concerning this item is incorporated by reference to the information under the heading "Certain Transactions," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 14.    Principal Accounting Fees and Services

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

(a)(3) See Exhibit Index on page 70 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL GENERATION, INC.
Date: February 29, 2012	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen Chief Executive Officer and President

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil H. Nguyen and Omar A. Choucair, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or its or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors	February 29, 2012
/s/ NEIL H. NGUYEN Neil H. Nguyen	Chief Executive Officer, President and Director	February 29, 2012
/s/ OMAR A. CHOUCAIR Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 29, 2012
/s/ CECIL H. MOORE Cecil H. Moore	Director	February 29, 2012
/s/ DAVID M. KANTOR David M. Kantor	Director	February 29, 2012
/s/ LISA C. GALLAGHER Lisa C. Gallagher	Director	February 29, 2012
/s/ JEFFREY A. RICH Jeffrey A. Rich	Director	February 29, 2012
/s/ JOHN R. HARRIS John R. Harris	Director	February 29, 2012

DIGITAL GENERATION, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Digital Generation, Inc.

        We have audited the accompanying consolidated balance sheets of Digital Generation, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Generation, Inc. and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Dallas, Texas
February 29, 2012

PART I—FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2011	December 31, 2010
Assets
CURRENT ASSETS:
Cash and cash equivalents	$72,575	$73,409
Short-term investments	10,390	—
Accounts receivable (less allowances of $2,176 in 2011 and $2,503 in 2010)	100,719	64,099
Deferred income taxes	4,796	1,955
Other current assets (includes restricted cash of $1,180 in 2011 and $0 in 2010)	14,562	2,626
Assets of discontinued operations	766	2,659

Total current assets	203,808	144,748
Property and equipment, net	54,159	39,380
Goodwill	576,435	226,257
Intangible assets, net	201,405	95,518
Deferred income taxes	2,595	12,774
Other non-current assets (includes restricted cash of $2,989 in 2011 and $394 in 2010)	18,642	1,327

Total assets	$1,057,044	$520,004

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$4,900	$—
Accounts payable	14,356	6,546
Accrued liabilities	34,827	11,139
Deferred revenue	2,474	1,450

Total current liabilities	56,557	19,135
Long-term debt, net of current portion	478,133	—
Deferred income taxes	7,644	—
Other non-current liabilities	6,924	3,957

Total liabilities	549,258	23,092

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,707 issued and 27,203 outstanding at December 31, 2011; 28,579 issued and 27,922 outstanding at December 31, 2010	29	29
Treasury stock, at cost	(35,548)	(14,001)
Additional capital	626,398	614,705
Accumulated deficit	(79,312)	(103,796)
Accumulated other comprehensive loss	(3,781)	(25)

Total stockholders' equity	507,786	496,912

Total liabilities and stockholders' equity	$1,057,044	$520,004

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Television	$246,780	$222,894	$169,637
Online	77,477	18,434	13,076

Total revenues	324,257	241,328	182,713

Cost of revenues (excluding depreciation and amortization):
Television	80,700	65,940	61,584
Online	23,997	7,290	4,354

Total cost of revenues	104,697	73,230	65,938

Operating expenses:
Sales and marketing	31,549	13,534	12,678
Research and development	17,818	10,601	6,257
General and administrative	48,029	32,620	25,749
Acquisition and integration	15,119	269	—
Depreciation and amortization	38,736	29,236	25,736

Total operating expenses	151,251	86,260	70,420

Income from operations	68,309	81,838	46,355
Other expense:
Interest expense	14,915	7,350	11,774
Interest (income) and other expense, net	637	(221)	99

Income before income taxes	52,757	74,709	34,482
Provision for income taxes	26,220	29,407	14,558

Income from continuing operations	26,537	45,302	19,924
Discontinued operations:
Income (loss) from discontinued operations	(2,053)	(3,733)	577

Net income	$24,484	$41,569	$20,501

Basic income (loss) per common share:
Continuing	$0.96	$1.65	$0.87
Discontinued	(0.07)	(0.13)	0.03

Total	$0.89	$1.52	$0.90

Diluted income (loss) per common share:
Continuing	$0.95	$1.63	$0.85
Discontinued	(0.07)	(0.13)	0.03

Total	$0.88	$1.50	$0.88

Weighted average common shares outstanding:
Basic	27,516	27,226	22,572
Diluted	27,760	27,570	23,091

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2008	20,930	$21	(56)	$(853)	$437,979	$(1,763)	$(165,866)	$269,518
Common stock issued in equity offering, net of costs	2,875	3	—	—	52,484	—	—	52,487
Common stock issued on exercise of stock options and warrants	137	—	—	—	1,479	—	—	1,479
Common stock issued in connection with Enliven earnout	13	—	—	—	—	—	—	—
Adjustment to Enliven earnout	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	9	—	—	—	130	—	—	130
Common stock issued on vesting of restricted stock	7	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(890)	—	—	(890)
Share-based compensation	—	—	—	—	3,983	—	—	3,983
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(67)	—	(67)
Unrealized gain on interest rate swaps (net of tax expense of $276)	—	—	—	—	—	407	—	407
Net income	—	—	—	—	—	—	20,501	20,501

Total comprehensive income								20,841

Balance at December 31, 2009	24,045	24	(56)	(853)	494,783	(1,423)	(145,365)	347,166
Common stock issued in equity offering, net of costs	3,651	4	—	—	107,913	—	—	107,917
Common stock issued on exercise of stock options and warrants	753	1	—	—	7,817	—	—	7,818
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	5	—	—	—	128	—	—	128
Common stock issued on vesting of restricted stock	10	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,620)	—	—	(1,620)
Tax benefit from exercise of non-qualified stock options and vesting of restricted stock	—	—	—	—	879	—	—	879
Purchase of treasury stock	—	—	(601)	(13,148)	—	—	—	(13,148)
Share-based compensation	—	—	—	—	4,805	—	—	4,805
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	36	—	36
Reclassification of unrealized loss on interest rate swaps (net of tax benefit of $903)	—	—	—	—	—	1,362	—	1,362
Net income	—	—	—	—	—	—	41,569	41,569

Total comprehensive income								42,967

Balance at December 31, 2010	28,579	29	(657)	(14,001)	614,705	(25)	(103,796)	496,912
Common stock issued on exercise of stock options	16		—	—	212	—	—	212
Common stock issued under employee stock purchase plan	6	—	—	—	180	—	—	180
Common stock issued on vesting of restricted stock	32	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,129)	—	—	(1,129)
Purchase of treasury stock	—	—	(847)	(21,547)	—	—	—	(21,547)
Share-based compensation	—	—	—	—	12,430	—	—	12,430
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(3,747)	—	(3,747)
Unrealized loss on derivatives (net of tax expense of $31)	—	—	—	—	—	(284)	—	(284)
Unrealized gain on available for sale securities	—	—	—	—	—	275	—	275
Net income	—	—	—	—	—	—	24,484	24,484

Total comprehensive income								20,728

Balance at December 31, 2011	28,707	$29	(1,504)	$(35,548)	$626,398	$(3,781)	$(79,312)	$507,786

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$24,484	$41,569	$20,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	18,580	17,404	14,777
Amortization of intangibles	20,699	12,588	11,724
Deferred income taxes	7,758	12,434	12,066
Provision for accounts receivable losses	1,471	3,160	2,015
Impairment of Springbox unit	1,800	5,866	—
Share based compensation	12,430	4,805	3,983
Excess tax benefits of share based compensation	—	(1,112)	—
Other	(619)	(659)	51
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,759	(13,571)	(10,353)
Other assets	(4,905)	3,162	2,021
Accounts payable and other liabilities	(6,950)	(532)	(6,126)
Deferred revenue	506	(756)	(278)

Net cash provided by operating activities	77,013	84,358	50,381

Cash flows from investing activities:
Purchases of property and equipment	(11,802)	(8,498)	(6,966)
Capitalized costs of developing software	(7,321)	(4,961)	(6,950)
Purchases of short term investments	(9,148)	—	—
Proceeds from sale of short term investments	2,860	—	—
Other	33	81	—
Acquisitions, net of cash acquired	(499,945)	(27,501)	—

Net cash used in investing activities	(525,323)	(40,879)	(13,916)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	392	115,863	53,203
Purchases of treasury stock	(21,547)	(13,148)	—
Payment of tax withholding obligation in exchange for shares tendered	(1,129)	(1,620)	—
Excess tax benefits of share based compensation	—	1,112	—
Proceeds from issuance of long-term debt	485,100	—	60,000
Payment of debt issuance costs	(12,019)	—	(2,236)
Repayments of long-term debt	(2,450)	(102,462)	(130,675)
Repayments of capital lease obligations	(431)	(3,721)	—

Net cash provided by (used in) financing activities	447,916	(3,976)	(19,708)

Effect of exchange rate changes on cash and cash equivalents	(440)	36	(67)
Net (decrease) increase in cash and cash equivalents	(834)	39,539	16,690
Cash and cash equivalents at beginning of year	73,409	33,870	17,180

Cash and cash equivalents at end of year	$72,575	$73,409	$33,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,721	$4,958	$10,098
Cash paid for income taxes	$26,231	$13,173	$1,375
Non-cash financing and investing activities:
Non-cash component of purchase price to acquire businesses	$—	$1,602	$—
Capital lease and extended payment obligations incurred to purchase equipment	$—	$1,162	$4,451

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        Digital Generation, Inc. (formerly DG FastChannel, Inc.) and subsidiaries (the "Company," "we," "us" or "our") is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We also provide digital advertising campaign management solutions to media agencies and advertisers. We provide our customers with an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. We provide our customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns. We also offer a variety of other ancillary products and services to the advertising industry. Our business has grown largely due to acquisitions. See Note 3.

        We market our services directly in the United States and through our subsidiaries in several countries, including Canada, Israel, the United Kingdom, France, Germany, Australia, Ireland, Spain, Japan, China, Mexico and Brazil. See Note 16.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of long-lived assets and the adequacy of the allowance for doubtful accounts and credit memo reserves, office closure exit costs, contingent consideration and income taxes. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        Effective January 1, 2010, we shortened the estimated remaining useful life of the customer relationships intangible asset acquired in the 2007 acquisition of Pathfire from 18 years to 7 years. As a result, we recorded additional amortization expense of $0.3 million during 2010, which reduced income from continuing operations, net income and diluted earnings per share by $0.2 million, $0.2 million and $0.01, respectively.

        In the second half of 2010, we shortened the estimated remaining useful life of certain internally developed software assets from 13 months to six months. As a result, we recorded additional

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

depreciation expense of $1.3 million during 2010, which reduced income from continuing operations, net income and diluted earnings per share by $0.7 million, $0.7 million and $0.03, respectively.

        In connection with our purchase of MediaMind, in October 2011 we made the decision to transition our Unicast customers over to the MediaMind platform and cease using the Unicast platform in mid 2012. As a result, effective October 1, 2011, we shortened the estimated remaining useful life of the Unicast capitalized software from 25 months to 9 months. During 2011, we recorded additional depreciation expense of $0.5 million, which reduced income from continuing operations, net income and diluted earnings per share by $0.3 million, $0.3 million and $0.01, respectively.

        In the fourth quarter of 2011, we reduced our estimate of Match Point's 2011 and 2012 revenues which reduced our estimated earnout obligation by $0.9 million. The impact increased income from continuing operations, net income and diluted earnings per share by $0.4 million, $0.4 million and $0.02, respectively. See Notes 3 and 8.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States and Israel. As of December 31, 2011 and 2010, cash equivalents consisted primarily of U.S. and Israeli money market funds and overnight investments in U.S. and Israeli money market funds.

Short Term Investments

        Short term investments consist of liquid investments (e.g., certificates of deposit and short term bonds) with a remaining maturity of twelve months or less, and, with respect to certificates of deposit, an original maturity of more than three months.

Accounts Receivable and Allowances

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less allowances for doubtful accounts and credit memos. We maintain allowances for doubtful accounts and credit memos on an aggregate basis, at a level we consider sufficient to cover estimated losses in the collection of our accounts receivable and credit memos expected to be issued. The allowance is based primarily upon historical credit loss experience by aging category, with consideration given to current economic conditions and trends, the collectability of specific customer accounts and customer concentrations. We charge off accounts receivable after reasonable collection efforts are made.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. Amortization of capital leases is included in depreciation expense. The

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

estimated useful lives of our capital assets (excluding capital assets obtained in the purchase of a business) are principally as follows:

Category	Useful Life
Software	3-4 years
Computer equipment	4 years
Furniture and fixtures	5 years
Network equipment	5 years
Machinery and equipment	7 years

Leases

        We lease certain properties under operating leases, generally for periods of 3 to 10 years. Some of our leases contain renewal options and escalating rent provisions. For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life which is generally three years.

        Amortization of capitalized software development costs for the years ended December 31, 2011, 2010 and 2009 was $5.6 million, $7.5 million and $4.1 million, respectively. The net book value of capitalized software development costs was $12.2 million and $10.5 million as of December 31, 2011 and 2010, respectively.

Derivative Financial Instruments

        We enter into foreign currency forward contracts to hedge the exposure to variability in expected future cash flows resulting from changes in related foreign currency exchange rates (principally the exchange rates between the New Israeli Shekel ("NIS") and the U.S. Dollar). Portions of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging."

        ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts. At December 31, 2011, we had $10.5 million notional amount of foreign currency forward contracts outstanding that had a fair value liability balance of $0.5 million. The $0.5 million unrecognized loss is expected to be recognized in the statement of income (other income/expense) during the next twelve months. The accumulated loss, net of tax, of $0.3 million is recorded in accumulated other comprehensive loss (a balance sheet account). We have pledged deposits of $0.5 million as collateral against our foreign currency forward contracts. This restricted cash is included in other current assets.

        During 2009 and a portion of 2010, we had interest rate swaps outstanding that were used to eliminate the variability in interest payment cash flows associated with variable interest rates. The swaps, in effect, converted variable rates of interest into fixed rates of interest. Certain of our swaps were designated and qualified for cash flow hedge accounting. The interest rate swaps were terminated in 2010 in connection with the retirement of all of our outstanding debt.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. Such events or circumstances may include, a decline in our market capitalization below our net book value, or significant underperformance of future operating results or other significant negative industry trends. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill. We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting unit's goodwill exceeds its implied fair value. At December 31, 2011, the fair value of the television, online and SourceE reporting units exceeded their carrying value by approximately 33%, 6% and 956%, respectively. See Note 5.

Long-Lived Assets

        We assess our long-lived assets, including acquired intangibles, for potential impairment whenever certain triggering events occur. Events that may trigger an impairment review include the following:

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

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        If we determine the carrying value of our long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting the risk inherent in the projected cash flows. In 2011 and 2010, we determined that our Springbox unit (which is classified as a discontinued operation) was impaired. See Note 10.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from 3 to 15 years. See Note 5.

Deferred Revenue

        Deferred revenue represents payments by customers for (i) subscriptions and membership services, (ii) progress billings and (iii) network access and maintenance fees, in advance of when the service is provided and the related revenue is recognized. Deferred revenue consists of the following (in thousands):

	December 31,
	2011	2010
Deferred subscription and membership fees	$1,373	$1,279
Progress billings not yet recognized as revenue	1,101	90
Deferred network access and maintenance fees	—	118

Subtotal	2,474	1,487
Less amounts not yet collected	—	(37)

Total	$2,474	$1,450

Foreign Currency Translation and Remeasurement

        We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive loss in shareholders' equity. Gains or losses from remeasuring foreign currency transactions into the function currency are included in income.

Revenue Recognition

        We derive revenue primarily from (i) the distribution of digital and analog video and audio media content, (ii) volume-based fees for using our online ad serving platforms, (iii) media research resources,

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

and (iv) support and other services. Revenue is recognized net of sales taxes collected. We recognize revenue only when all of the following criteria have been met:

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

        Our services revenue from the digital distribution of video and audio advertising content in our television segment generally is billed based on a rate per transmission, and we recognize revenue for these services upon notification that the advertising content was received at the broadcast destination. Revenue for the distribution of analog video and audio content by tape is recognized when delivery has occurred, which is at the time the tapes are delivered to a common carrier. Shipping and handling costs are included in costs of revenue.

        We offer online advertising campaign management and deployment products in our online segment. These products allow publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served.

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

        Media production and duplication includes a variety of ancillary services, such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenue is recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

Research and Development Expenses

        Research and development expenses mainly include costs associated with the maintenance of our technology platforms and are therefore expensed as incurred.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Acquisition and Integration Expenses

        Acquisition and integration expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees) and costs to integrate the acquired operation (e.g., severance pay, office closure costs) into the Company. A summary of our acquisition and integration expenses were as follows (in thousands):

Description	2011	2010	2009
Investment banking fees	$8,761	$—	$—
Legal, accounting and due diligence fees	4,085	269	—
Severance	1,094	—	—
Integration costs	526	—	—
Other	653	—	—

Total	$15,119	$269	$—

Share-based Payments

        From time to time the compensation committee of our board of directors authorizes the issuance of stock options, restricted stock and restricted stock units to our employees and directors. The committee approves grants only out of shares previously authorized by our stockholders. Share based payments can also arise from acquisitions when we agree to assume the obligations of an acquired company, such as the case in our acquisition of MediaMind.

        We recognize compensation expense based on the estimated fair value of the share based payments. The fair value of restricted stock and restricted stock units is based on the closing price of our common stock the day prior to the date of grant. The fair values of stock options are calculated using the Black Scholes option pricing model. Share based awards that do not require future service are expensed immediately. Share based awards that require future service are amortized over the relevant service period. We recognized $12.4 million, $4.8 million and $4.0 million in share based compensation expense related to stock options, restricted stock and restricted stock units during the years ended December 31, 2011, 2010 and 2009, respectively. See Note 12.

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

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We account for uncertain tax positions in accordance with ASC 740 which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We reevaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

        We include interest related to tax issues as part of income tax expense in our consolidated financial statements. We record any applicable penalties related to tax issues within the income tax provision.

Business Combinations

        Business combinations are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Operating results of acquired businesses are included in our results of operations from the respective dates of acquisition. See Note 3.

Financial Instruments and Concentration of Credit Risk

        Financial instruments that could subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, our cash is held at large financial institutions and our cash equivalents consist of highly liquid money market funds. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We believe that a concentration of credit risk related to our accounts receivable is limited because our customers are geographically dispersed and the end users are diversified across several industries. Our receivables are principally from advertising agencies, direct advertisers, and syndicated programmers. Our receivables and related revenues are not contingent on our customers' sales or collections. See Note 8.

Recently Adopted and Recently Issued Accounting Guidance

  Adopted

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, which changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that, if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements did not affect our financial position, results of operations or cash flows. The pro forma information presented in Note 3 reflects the implementation of ASU 2010-29.

  Issued

        In May 2011, the FASB issued ASU 2011-04, which conforms existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. ASU 2011-04 is effective for us on January 1, 2012. We are currently evaluating the potential impact of these changes on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which changes the options when presenting comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for us on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, we have determined these changes will not have an impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, which give companies that have goodwill the option of using a qualitative approach to test goodwill for impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We did not elect to early adopt ASU 2011-08.

3. Acquisitions

        Over the last two years, we acquired four businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community. We expect to realize operating synergies from each of the transactions, or the acquired operation has or will create opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
EyeWonder	September 1, 2011	$61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash
Match Point	October 1, 2010	27.7	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. In each acquisition, the excess of the purchase price over the fair value of net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

Purchase of EyeWonder

        On September 1, 2011, we paid $61.0 million in cash to acquire all the equity interests of EyeWonder LLC, and chors GmbH, a German limited liability company, (collectively, "EyeWonder"), a video and rich media advertising business, from Limelight Networks, Inc. ("Limelight"), a NASDAQ listed company. The $61.0 million purchase price excludes $5 million we hold to fund allowable transaction costs in the first year after the acquisition. To the extent our allowable transaction costs are less than $5 million, we are required to remit the difference between $5 million and the allowable transaction costs to Limelight. Presently, we expect to incur at least $5 million of such costs and therefore have assumed no amounts will be remaining to remit to Limelight.

        EyeWonder is a leading provider of interactive digital advertising products and services, including online video and rich media solutions, serving Fortune 1000 companies and premium marketers around the globe. In addition to helping advertisers, interactive agencies and content publishers create, build, track and optimize campaigns, EyeWonder is recognized globally for its technological expertise around targeting. The purchase price was paid from cash on hand. In connection with the acquisition, we incurred transaction costs of $1.9 million, which are included in acquisition and integration expense. EyeWonder's operating results are included in our online segment.

        The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation is subject to further review and

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

analysis and a determination of the tax attributes of deferred tax liabilities. We expect substantially all of the goodwill and other intangible assets created in the acquisition will be deductible for income tax purposes. For estimation purposes, we are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 12 years, 5 years, 3 years and 3-5 years, respectively. The acquired assets include $10.1 million of gross receivables, which we recognized at their estimated fair value of $10.1 million. We recognized $12.4 million of revenue and a $0.9 million loss before income taxes from EyeWonder in our consolidated results of operations for the year ended December 31, 2011.

Purchase of MediaMind

        On July 26, 2011, pursuant to a tender offer and subsequent merger, we acquired all of the outstanding shares of MediaMind Technologies, Inc. ("MediaMind"), for $499.3 million in cash, which includes $71.4 million paid to the holders of vested stock options that were "in-the-money." In addition, we incurred transaction costs of $11.7 million, which are included in acquisition and integration expense. In connection with the acquisition, we borrowed $490 million from our Amended Credit Facility (see Note 7). Prior to the acquisition, MediaMind was a NASDAQ listed company that traded under the symbol MDMD. MediaMind's operating results are included in our online segment.

        MediaMind, with its principal office based in Herzeliya, Israel, is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers. MediaMind provides its customers with an integrated campaign management platform that helps advertisers and agencies manage their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. Using the campaign management platform, MediaMind's customers can plan, create, deliver, measure, track and optimize their digital media campaigns. MediaMind markets its services directly in the United States and through its subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Japan, China, Mexico and Brazil.

        The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation is subject to further review and analysis and a determination of the tax attributes of deferred tax liabilities. In our third quarter, we initially recognized $221 million of goodwill and $200 million of identifiable intangible assets. Upon receiving a preliminary valuation report in the fourth quarter, we reduced our estimate of the valuation of the identifiable intangibles by $106 million, increased goodwill by $67 million and reduced deferred tax liabilities for most of the difference. As a result of reducing the identifiable intangibles and certain other adjustments, we retrospectively recast our third quarter 2011 operating results. See Note 17.

        We do not expect the goodwill or other intangible assets created in the acquisition will be deductible for income tax purposes. We are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 11 years, 10 years, 4 years and 5 years, respectively. The acquired assets include $32.7 million of gross receivables, which we preliminarily recognized at their estimated fair value of $32.3 million. We recognized $45.2 million of revenue and a $2.5 million loss before income taxes from MediaMind in our consolidated results of operations for the year ended December 31, 2011.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Purchase of MIJO

        On April 1, 2011, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held MIJO Corporation ("MIJO") for $43.8 million in cash. MIJO, established in 1978 and based in Toronto, Canada, provides broadcast and digital media services to the Canadian advertising, entertainment and broadcast industries. The purchase price was paid from cash on hand. In connection with the acquisition, we incurred transaction costs of $0.3 million which are included in acquisition and integration expense. MIJO's operating results are included in our television segment.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized over 15 years, 10 years, 6 years and 3-5 years, respectively. The goodwill and intangible assets created in the acquisition are deductible for income tax purposes. The acquired assets include $4.7 million of gross receivables which we recognized at their estimated fair value of $4.7 million. We recognized $16.2 million of revenue and $2.5 million of income before income taxes from MIJO in our consolidated results of operations for the year ended December 31, 2011.

Purchase of Match Point

        On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $26.7 million in cash, plus up to $3.0 million in contingent payments depending on Match Point's 2010 adjusted earnings, and 2011 and 2012 adjusted revenues. The fair value of the contingent payments was estimated at $2.6 million as of the acquisition date. The contingent payments are based on three separate measurement criteria with a maximum payment of $1.0 million each. The 2010 adjusted earnings criterion was met, which resulted in our payment of $1.0 million during 2011. The 2011 adjusted revenue criterion was not met, which resulted in us reducing cost of revenues for $0.9 million at the end of 2011. See Note 8.

        In connection with the acquisition, we incurred transaction costs of $0.3 million, which are included in acquisition and integration expense. Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and its operating results are included in our television segment.

        The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We are amortizing the customer relationships, trade names and noncompetition agreements over a weighted average term of 10 years, 6 years and 5 years, respectively. The goodwill and intangible assets created in the acquisition are deductible for income tax purposes. The acquired assets included $3.0 million of gross receivables which we recognized at their estimated fair value of $2.4 million. For 2010, we recognized $4.9 million of revenue and $0.7 million of income before income taxes from Match Point in our consolidated results of operations.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	EyeWonder (Preliminary)	MediaMind (Preliminary)	MIJO	Match Point
Current assets	$13.4	$139.4	$5.1	$2.8
Property and equipment	2.3	9.1	4.0	0.8
Other non-current assets	1.6	16.8	—	—
Customer relationships	10.7	62.4	7.8	8.7
Trade names	1.8	10.0	1.8	1.7
Developed technology	1.3	14.3	2.6	—
Noncompetition agreements	2.2	7.6	4.6	3.8
Goodwill	43.4	288.3	19.5	11.5

Total assets acquired	76.7	547.9	45.4	29.3
Less deferred tax liabilities	(2.3)	(19.4)	—	—
Less other liabilities assumed	(13.4)	(29.2)	(1.6)	(1.6)

Net assets acquired	$61.0	$499.3	$43.8	$27.7

Pro Forma Information

        The following pro forma information presents our results of operations for the years ended December 31, 2011 and 2010 as if the EyeWonder, MediaMind, MIJO, and Match Point acquisitions had occurred on January 1, 2010 (in thousands, except per share amounts). A table of actual amounts is provided for reference.

	As Reported Years Ended December 31,		Unaudited Pro Forma Years Ended December 31,
	2011	2010	2011	2010
Revenue	$324,257	$241,328	$403,314	$392,515
Income from continuing operations	26,537	45,302	5,309	23,387
Income per share—continuing operations:
Basic	$0.96	$1.65	$0.19	$0.85
Diluted	$0.95	$1.63	$0.19	$0.84

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment were as follows (in thousands):

	December 31,
	2011	2010
Network equipment	$44,262	$37,986
Internally developed software costs	37,104	29,186
Machinery and equipment	17,755	14,951
Purchased software	9,290	6,625
Computer equipment	11,656	4,539
Leasehold improvements	5,666	3,319
Furniture and fixtures	3,199	1,541

	128,932	98,147
Less accumulated depreciation and amortization	(74,773)	(58,767)

	$54,159	$39,380

5. Goodwill and Intangible Assets

        Changes in the carrying value of goodwill by reporting unit for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Video and Audio Content Distribution	Television	Online	SourceEcreative	Total
Balance at December 31, 2009	$212,779	$—	$—	$1,998	$214,777
Purchase of Match Point	11,480	—	—	—	11,480

Balance at December 31, 2010	224,259	—	—	1,998	226,257
Reallocation of goodwill for change in segments	(224,259)	213,359	10,900	—	—
Purchase of MIJO	—	19,524	—	—	19,524
Purchase of MediaMind	—	—	288,323	—	288,323
Purchase of EyeWonder	—	—	43,437	—	43,437
Foreign currency translation	—	(1,106)	—	—	(1,106)

Balance at December 31, 2011	$—	$231,777	$342,660	$1,998	$576,435

        Based upon a variety of methods, including discounted cash flow models, we determined the fair value of our online reporting unit was 6% in excess of its carrying value at December 31, 2011. If actual or expected future cash flows of our online reporting unit should fall sufficiently below our current forecasts, we may be required to record an impairment charge on the online reporting unit's goodwill. Future net cash flows are impacted by a variety of factors including revenues, operating margins, income tax rates, discount rates, economic conditions and industry trends.

        Further, our market capitalization plus a reasonable control premium is an indicator of the total value of our company. At year end, our market capitalization was below our total stockholders' equity which is an indicator of goodwill impairment. If our market capitalization should stay at or below the

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

year end level for an extended period of time, it would likely result in us recording a goodwill impairment charge in the future. See Goodwill and Long-Lived Assets in Note 2.

        Intangible assets were as follows at December 31, 2011 and 2010 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2011
Customer relationships	11.2	$193,298	$(45,894)	$147,404
Trade name	12.2	31,769	(9,835)	21,934
Developed technology	4.3	19,658	(3,060)	16,598
Noncompetition agreements	4.8	18,336	(2,867)	15,469

Total intangible assets	10.3	$263,061	$(61,656)	$201,405

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2010
Customer relationships	10.9	$112,843	$(32,515)	$80,328
Trade name	14.4	18,304	(7,663)	10,641
Developed technology	5.2	1,610	(756)	854
Noncompetition agreements	5.0	4,130	(435)	3,695

Total intangible assets	11.1	$136,887	$(41,369)	$95,518

        Intangible assets are stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for any foreign currency translation gains or losses, impairment losses recognized and amortization expense. Intangible assets are amortized using the straight-line method. Net intangible assets increased during the year ended December 31, 2011 as a result of our acquisitions of MIJO, MediaMind and EyeWonder (see Note 3). The intangible assets created in the acquisitions of MediaMind and EyeWonder are preliminary and subject to further review and analysis. Amortization expense related to intangible assets totaled $20.3 million, $12.1 million and $11.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization of our intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$28,918
2013	28,708
2014	27,758
2015	25,198
2016	19,680
Thereafter	71,143

Total	$201,405

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Employee compensation	$13,341	$5,542
Working capital adjustment due to EyeWonder seller	10,244	—
Taxes payable	1,738	2,675
Acquisition exit costs (office closures)	860	484
Other	8,644	2,438

Total	$34,827	$11,139

        Other non-current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Israeli statutory employee compensation	$4,057	$—
Match Point earnout (Notes 3 and 8)	738	1,602
Acquisition exit costs (office closures)	407	1,164
Other	1,722	1,191

Total	$6,924	$3,957

7. Long-Term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Term loans	$487,550	$—
Less unamortized discount	(4,517)	—
Revolving loans	—	—

Subtotal	483,033	—
Less current portion	(4,900)	—

Long-term portion	$478,133	$—

Amended Credit Facility

        On July 26, 2011, we entered into an amended and restated credit agreement (the "Amended Credit Facility") that provides for $490 million of term loans (the "Term Loans") and $120 million of revolving loans (the "Revolving Loans"). The Term Loans were fully funded at closing and the proceeds therefrom were used in the acquisition of MediaMind (see Note 3). The Term Loans were issued net of a 1.0% original issue discount, which increased our effective borrowing rate by 0.18%. The Term Loans mature in 2018, bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments of $1.225 million ($4.9 million per year). Beginning in 2013, the Term Loans require

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

mandatory prepayments of up to 50% of our excess cash flow (as defined in the Amended Credit Facility), depending on our consolidated leverage ratio (as defined in the Amended Credit Facility). The Revolving Loans mature in 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At December 31, 2011, we had $119.6 million of funds available under the Revolving Loans. In connection with the Amended Credit Facility, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.42%. At December 31, 2011, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was about 6.4%.

        The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio. The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default. The Amended Credit Facility prohibits the payment of cash dividends and limits share redemptions and repurchases. There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. At December 31, 2011, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility. Absent a material deterioration of our financial performance, we expect to remain in compliance with the financial covenants. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets.

        As of December 31, 2011, scheduled and estimated excess cash flow principal payments required under the Amended Credit Facility for the next five years are as follows (in thousands):

	Principal Payments
Year	Scheduled	Estimated Excess Cash Flow	Total
2012	$4,900	$—	$4,900
2013	4,900	50,162	55,062
2014	4,900	31,446	36,346
2015	4,900	35,059	39,959
2016	4,900	37,259	42,159

Prior Credit Facilities

        In May 2011, prior to entering into the Amended Credit Facility, we entered into a five-year, $150 million revolving credit facility with a group of lenders. Borrowings under that facility bore interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuated with the consolidated leverage ratio.

        During 2009 and into early 2010, we had a $185 million credit facility. Borrowings under that facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio. In April 2010, we issued 3.7 million shares of our common stock in a public equity offering that raised $108 million in net proceeds and used $97 million of the proceeds to retire all of our outstanding debt. We used another $2.7 million of the proceeds to terminate our interest rate swaps, including accrued interest. In August 2010, we terminated the facility. In connection

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

with our debt repayment and termination of the facility in 2010, we wrote off $2.9 million of deferred loan fees to interest expense and reclassified $2.1 million of accumulated interest rate swap losses from accumulated other comprehensive loss (a balance sheet account) to interest expense.

8. Fair Value Measurements and Investments

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

        The tables below set forth by level, assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. The carrying value of our accounts receivable and accounts payable approximates the respective fair values due to the short-term nature of these financial instruments. The

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements and Investments (Continued)

tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at December 31, 2011
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,929	$—	$—	$35,929
Marketable equity securities	(c)	1,489	—	—	1,489

Total		$37,418	$—	$—	$37,418

Liabilities:
Currency forward derivatives	(d)	$—	$532	$—	$532
Danidin earnout	(d)(e)	—	—	935	935
Match Point earnout	(e)	—	—	738	738

Total		$—	$532	$1,673	$2,205

		Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$36,537	$—	$—	$36,537
Equity securities—restricted stock	(b)	—	300	—	300
Put/call option on equity securities	(b)	—	200	—	200

Total		$36,537	$500	$—	$37,037

Liabilities:
Match Point earnout	(e)	$—	$—	$1,602	$1,602

(a)
Included in cash and cash equivalents.

(b)
Included in other current assets.

(c)
Included in other non-current assets.

(d)
Included in accrued liabilities.

(e)
Included in other non-current liabilities.

        The fair value of our (i) money market funds, (ii) marketable equity securities and (iii) equity securities—restricted stock was determined based upon market prices. The cost basis of our available for sale marketable equity securities is $1.2 million. The currency forwards are derivative instruments whose value is based upon quoted market prices from various market participants. The fair value of the

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements and Investments (Continued)

put option, net of a call option, was determined using the Black-Scholes option pricing model using observable inputs.

        As permitted in the EyeWonder purchase agreement, we held back $5 million of the purchase price to fund certain transaction costs for a one-year period. To the extent we do not spend all or a portion of the $5 million fund on allowable transaction costs within one year of the purchase date, we are required to remit the balance to the EyeWonder seller. Presently, we anticipate utilizing the entire fund on allowable transaction costs within the one year period.

        In connection with our purchase of MediaMind, we assumed an earnout obligation MediaMind had entered into in March 2011 in connection with its purchase of an Italian operator called Danidin. The Danidin earnout was determined based upon our estimate of Danidin's future revenue and the corresponding earnout level achieved, discounted to its present value. The Match Point earnout was determined based upon our estimate of Match Point's future revenue and the corresponding earnout level achieved, discounted to its present value. The change in fair value has been recorded in cost of revenues in the accompanying consolidated statement of income. The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

	Danidin Earnout	Match Point Earnout
Balance at December 31, 2010	$—	$1,602
Additions	935	—
Change in fair value recognized in earnings	—	(864)

Balance at December 31, 2011	$935	$738

        The fair value of our debt (see Note 7) at December 31, 2011 was approximately $476.8 million based on the average trading price.

Short-Term Investments

        We had the following investments at December 31, 2011 (in thousands):

Description	Amount
Certificates of deposit	$8,382
Short term bonds	2,008

Total	$10,390

        Our certificates of deposit are in amounts in excess of $0.1 million and are held in two banks located in Israel. The certificates of deposit and short-term bonds are considered held-to-maturity securities as we have the ability and intent to hold them to maturity. They are carried at amortized cost which approximates fair value.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

        The components of income (loss) before income taxes were as follows (in thousands):

	2011	2010	2009
United States	$47,874	$73,130	$35,209
Foreign	4,883	1,579	(727)

Total	$52,757	$74,709	$34,482

        Components of the provision for income taxes were as follows (in thousands):

	2011	2010	2009
Current:
U.S. federal	$11,028	$11,852	$869
State	5,891	2,593	1,994
Foreign	2,312	39	13

Total current	19,231	14,484	2,876

Deferred:
U.S. federal	7,573	15,380	11,077
State	(264)	(457)	605
Foreign	(320)	—	—

Total deferred	6,989	14,923	11,682

Provision for income taxes	$26,220	$29,407	$14,558

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Components of deferred tax assets were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable allowances	$800	$965
Unearned revenue	873	559
Accrued liabilities not yet deductible	3,420	981
Federal and State net operating loss ("NOL") carryforwards	46,574	42,002
Tax credit carryforwards	167	167
Stock-based compensation	1,971	1,001
Other	1,109	145

Total deferred tax assets	54,914	45,820
Less valuation allowance	(667)	(667)

Deferred tax assets after valuation allowance	54,247	45,153
Deferred tax liabilities:
Purchased intangibles	(41,287)	(21,916)
Property and equipment	(11,588)	(8,508)
Other	(1,625)	—

Total deferred tax liabilities	(54,500)	(30,424)

Net deferred tax (liabilities) assets	$(253)	$14,729

        Reconciliation to consolidated balance sheet (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Current	$4,796	$1,955
Noncurrent	2,595	12,774
Deferred tax liabilities:
Noncurrent	(7,644)	—

Net deferred tax (liabilities) assets	$(253)	$14,729

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income before income taxes as follows (dollars in thousands):

	2011	2010	2009
Federal statutory tax rate	35%	35%	35%
Expected tax expense	$18,465	$26,148	$12,069
State and foreign income taxes, net of federal benefit	2,955	1,637	1,675
Non-deductible compensation	2,830	1,977	627
Non-deductible transaction costs incurred for business combinations	1,998	—	—
Change in valuation allowance	—	(876)	—
Other	(28)	521	187

Provision for income taxes	$26,220	$29,407	$14,558

        As of December 31, 2011, we had NOL carryforwards with a tax-effected carrying value of approximately $40.8 million and $5.8 million for federal and state purposes, respectively. Our federal NOLs will expire on various dates ranging from 2012 to 2028. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382 of the Internal Revenue Code. Expected future annual limitations are as follows (amounts shown in millions and are not tax effected):

Years	Maximum Amount which can be Utilized
2012	$32.8
2013	9.6
2014 - 2019	5.8
2020 - 2027	4.2

        We believe the results of future operations will generate sufficient taxable income to realize the benefits of all of our net deferred tax assets.

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During 2011, we recognized a liability for an uncertain tax position in the amount of $0.1 million. The liability was acquired in one of the 2011 business combinations, and there was no other activity in 2011 related to this liability.

        Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the three years ended December 31, 2011, we did not recognize any interest or penalties related to uncertain tax positions in our financial statements.

        We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal income

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

tax returns for 2007 through 2010 remain open to examination, and state, local, Israeli and United Kingdom income tax returns for 2006 through 2010 remain open to examination. We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries because our policy and intention is to reinvest such earnings indefinitely or until such time that they can be distributed in a tax-free manner. Furthermore, both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements and otherwise allow management to continue to maintain its policy of reinvesting the undistributed earnings of our non-U.S. subsidiaries indefinitely.

        As of December 31, 2011, the aggregate undistributed earnings of our non-U.S. subsidiaries totaled $4.1 million and were indefinitely reinvested. Should we make a distribution in the form of dividends or otherwise, we may be subject to additional income taxes. The unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is estimated to be $0.8 million as of December 31, 2011.

10. Discontinued Operations

        During the quarter ended June 30, 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit, since it was deemed to not be part of our core business going forward. We anticipate completing a sale by June 30, 2012. As a result, the Springbox assets and operating results have been reclassified to discontinued operations in the accompanying consolidated balance sheets and statements of income. The Springbox assets of discontinued operations are as follows (in thousands):

Assets	December 31, 2011	December 31, 2010
Property and equipment, net	$350	$81
Intangible assets, net	416	2,578

Total	$766	$2,659

        Operating results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$4,523	$6,200	$8,173
Cost of revenues	4,370	4,933	5,764
Depreciation and amortization	374	756	765
Impairment of intangible assets	1,800	5,866	—
Other operating expenses	1,400	867	683

Income (loss) before income taxes	(3,421)	(6,222)	961
Provision (benefit) for income taxes	(1,368)	(2,489)	384

Income (loss) from discontinued operations	$(2,053)	$(3,733)	$577

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Discontinued Operations (Continued)

        During 2010 our Springbox unit performed below our expectations primarily due to customer losses. As a result, in the fourth quarter we conducted an impairment analysis of its long-lived assets using a discounted cash flow model (Level 3 measurement) and determined they were not fully recoverable. Substantially all of Springbox's long-lived assets consist of intangible assets (customer relationships and trade name). We estimated the fair value of Springbox's assets and determined an impairment charge of $5.9 million was necessary. During 2011, Springbox's operating results deteriorated further and in the fourth quarter again we conducted an impairment analysis of its long-lived assets and determined an impairment charge of $1.8 million was necessary. We used a market approach in estimating the fair value.

11. Employee Benefit Plan

        We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum ($16,500 for 2011). Except for the period from April 2009 to March 2010, we match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. During 2011, 2010 and 2009, we made matching contributions of approximately $570,000, $358,000 and $159,000, respectively.

12. Stock Plans

        We have several stock incentive plans outstanding, including the 2011 Incentive Award Plan (the "2011 Plan") and plans we assumed from certain acquired companies. The 2011 Plan was approved by our shareholders in November 2011 and replaces our 2006 Long-Term Stock Incentive Plan (the "2006 Plan"). While several stock incentive plans remain outstanding, awards may only be granted under the 2011 Plan. Awards can take the form of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock units ("RSUs"), (iv) restricted stock, (v) dividend equivalents, (vi) stock payments and (vii) performance awards, and can be granted to employees (including officers), non-employee directors and consultants.

        The 2011 Plan provides that the maximum number of shares of common stock with respect to which awards may be granted shall not exceed 2,779,466, plus

  (i)
  the number of shares subject to stock options or other awards under the 2011 Plan or the 2006 Plan that are forfeited or expire or such awards are settled for cash,

  (ii)
  any shares tendered or withheld to satisfy the exercise price of an option or any tax withholding obligation pursuant to any award under the 2011 Plan or the 2006 Plan,

  (iii)
  any shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on its exercise, and

  (iv)
  any shares purchased on the open market with the cash proceeds from the exercise of options will again be available for issuance under the 2011 Plan.

        In addition, awards granted under the 2011 Plan upon the assumption of, or in substitution for, outstanding equity awards previously granted by an entity in connection with a corporate transaction, such as an acquisition or combination (substitute awards), will not reduce the shares authorized for grant under the 2011 Plan. Further, in the event that a company acquired by us has shares available under a pre-existing plan approved by stockholders and not adopted in contemplation of such

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

acquisition or combination, the shares available for grant may be used for awards under the 2011 Plan and will not reduce the shares authorized for grant under the 2011 Plan, but such awards will only be made to individuals who were not employed by or providing services to us immediately prior to such acquisition or combination.

        Stock awards are generally determined by the compensation committee of our board of directors (the "Committee"). Generally, the terms of the awards, including the number of shares of common stock subject to the award and the vesting schedule, are determined by the Committee. Awards to non-executive personnel may be delegated to subcommittees of our directors and/or our officers. The exercise price of stock options shall not be less than the fair value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over four years, and are recognized on a straight-line basis over the vesting term. At December 31, 2011, there were a total of 2,719,406 shares of common stock available for future grant under the 2011 Plan.

  Stock Options

        A summary of our stock option activity for 2011 is presented below:

	2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,277,294	$19.64
Granted	226,341	20.45
Granted to replace options assumed in the MediaMind acquisition	1,153,300	16.63
Exercised	(16,206)	13.09
Forfeited	(91,840)	20.78
Expired	(64,045)	40.08

Outstanding at end of year	2,484,844	$17.79

Exercisable at end of year (vested)	993,281	$16.37

        The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $12.49	519,396	5.52	$8.38	264,698	$7.19
$12.50 - $14.99	513,422	6.78	14.10	386,413	14.09
$15.00 - $24.99	1,182,516	8.84	20.11	209,670	20.84
$25.00 - $34.99	155,002	7.90	28.38	70,501	28.06
$35.00 - $140.00	114,508	6.88	38.69	61,999	41.38

	2,484,844	7.57	$17.79	993,281	$16.37

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

        Options granted (excluding MediaMind replacement options that had a weighted average grant-date fair value per share of $20.21) had a weighted average grant-date fair value per share of $11.03, $14.78 and $14.62 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average remaining contractual life of vested stock options at December 31, 2011 was 6.1 years.

        Options exercised had an intrinsic value of $0.3 million, $1.7 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our practice has been to issue new shares (as opposed to treasury shares) upon exercise of stock options.

        The intrinsic value of options outstanding at December 31, 2011 was approximately $1.9 million. The intrinsic value of options exercisable at December 31, 2011 was approximately $1.3 million.

        Unrecognized compensation costs related to unvested options, restricted stock and restricted stock units were $26.5 million at December 31, 2011. These costs are expected to be recognized over the weighted average remaining vesting period of 2.3 years.

        The fair value of each option was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2011	2010	2009
Number of options granted	226,341	358,000	165,000
Weighted average exercise price of options granted	$20.45	$26.09	$25.37
Volatility(1)	60%	58%	58%
Risk free interest rate(2)	1.7%	2.3%	3.0%
Expected term (years)(3)	6.3	6.3	6.3
Expected annual dividends	None	None	None

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

  Restricted Stock

        We award restricted stock to certain executive officers and non-employee directors from time to time. The awards vest over periods from one to three years. The total fair value of the awards granted during 2011, 2010 and 2009 was $0.4 million, $0.5 million, $0.2 million, respectively. During 2011, 2010 and 2009, we recognized $1.8 million, $2.4 million and $2.5 million in stock compensation expense related to restricted stock, respectively. The grant date fair value of restricted stock that vested during 2011, 2010 and 2009 was $2.8 million, $2.1 million and $2.1 million, respectively. As of December 31, 2011, none of the restricted stock shares had been forfeited.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

        A summary of our restricted stock activity for 2011 is presented below:

	2011
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	138,667	$18.96
Granted	16,536	$22.69
Vested	(148,535)	$19.05

Nonvested shares at end of year	6,668	$26.12

  Restricted Stock Units

        In 2011, we began awarding RSUs with an initial grant of 149,340 to certain of our executive officers and non employee directors. The 2011 awards vest over periods ranging from 12 to 35 months. The fair value of the awards granted during 2011 was $4.9 million, or $32.83 per RSU award. During 2011, we recognized $2.4 million in stock compensation expense related to the RSUs. None of the RSUs vested during 2011. As of December 31, 2011, we had 149,340 RSUs outstanding as none of the RSU shares had been forfeited.

  Warrants

        We issued warrants to purchase common stock in connection with certain mergers and common stock offerings. A summary of our warrant activity for 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,898	$474.24	688,170	$11.68	691,099	$11.69
Exercised	—	$—	(678,187)	$10.09	(2,929)	$13.64
Cancelled	(1,898)	$474.24	(8,085)	$36.36	—	$—

Outstanding at end of year	—	$—	1,898	$474.24	688,170	$11.68

  Stock Repurchase Program

        On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. The authorization was increased to a total of $80 million in April 2011. The stock repurchase program has no expiration date. Through December 31, 2011, we had made share repurchases totaling $34.7 million leaving $45.3 million available for future share repurchases. However, our Amended Credit Facility limits share redemptions and repurchases.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies

  Litigation

        We are involved in a variety of legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our financial statements. We maintain various insurance policies to protect our interests from legal and other claims.

  Leases

        We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to ten years and usually contain one or more renewal options.

        The table below summarizes our lease obligations for office and storage facilities, including amounts of escalating operating lease rental payments, at December 31, 2011 (in thousands):

Contractual Obligations	Leases
2012	$13,152
2013	13,119
2014	11,429
2015	10,715
2016	10,314
Thereafter	71,107

Total	$129,836

        Rent expense, net of sublease rentals, totaled $9.2 million, $6.2 million and $6.5 million in 2011, 2010 and 2009, respectively. Sublease rentals were approximately $0.2 million, $0.2 million and $0.3 million in 2011, 2010 and 2009, respectively.

14. Earnings per Share:

        In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

        Under the two-class method, undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Earnings per Share: (Continued)

options and RSUs. The following table reconciles earnings per common share for 2011, 2010 and 2009 (in thousands, except per share data):

	2011	2010	2009
Income from continuing operations	$26,537	$45,302	$19,924
Less net income allocated to participating unvested share awards	(79)	(338)	(279)

Income from continuing operations attributable to common shares	$26,458	$44,964	$19,645

Weighted average common shares outstanding—basic	27,516	27,226	22,572
Dilutive stock options, RSUs and warrants	244	344	519

Weighted average common shares outstanding—dilutive	27,760	27,570	23,091

Basic net income (loss) per common share:
Continuing	$0.96	$1.65	$0.87
Discontinued	(0.07)	(0.13)	0.03

Total	$0.89	$1.52	$0.90

Diluted net income (loss) per common share:
Continuing	$0.95	$1.63	$0.85
Discontinued	(0.07)	(0.13)	0.03

Total	$0.88	$1.50	$0.88

Antidilutive securities not included:
Stock options, warrants and RSUs	1,818	556	819

15. Segment Information

        As a result of our acquisitions of MediaMind and EyeWonder, both online advertising services businesses, during the third quarter of 2011, we reorganized our reportable segments into television and online. We also changed our measure of segment profit from income from operations to adjusted EBITDA, as that is the measure our chief operating decision maker now uses to measure performance and allocate resources. Adjusted EBITDA reflects income from operations before acquisition and integration expenses, share-based compensation expense and depreciation and amortization. Our historical segment data has been reclassified to conform to the revised reportable segments and measure of segment performance. The television segment revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The online segment revenues are principally derived from online advertising and related services. Our corporate expenses

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

are allocated to the television and online segments based on revenues. Our reportable segments are as follows (in thousands):

	2011
	Television	Online	Consolidated
Revenues	$246,780	$77,477	$324,257
Adjusted EBITDA	123,260	11,334	134,594
Less:
Acquisition and integration			(15,119)
Share-based compensation			(12,430)
Depreciation and amortization			(38,736)

Income from operations			$68,309

	2010
	Television	Online	Consolidated
Revenues	$222,894	$18,434	$241,328
Adjusted EBITDA	116,219	(71)	116,148
Less:
Acquisition and integration			(269)
Share-based compensation			(4,805)
Depreciation and amortization			(29,236)

Income from operations			$81,838

	2009
	Television	Online	Consolidated
Revenues	$169,637	$13,076	$182,713
Adjusted EBITDA	79,014	(2,940)	76,074
Less:
Share-based compensation			(3,983)
Depreciation and amortization			(25,736)

Income from operations			$46,355

        As of December 31, 2011, our television and online segments had $233.8 million and $342.7 million, respectively, of goodwill.

16. Geographical Information

        Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographical Information (Continued)

ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	2011	2010	2009
Revenues:
North America	$281,092	$236,959	$180,127
Europe, Middle East and Africa	30,645	3,770	2,010
Asia Pacific	9,144	434	375
Latin America	3,376	165	201

Total	$324,257	$241,328	$182,713

        The vast majority of our property and equipment is located in the United States.

        In 2011, about 13% of our consolidated revenue was attributable to foreign jurisdictions. While the percentage of foreign sourced revenue as compared to consolidated revenue is increasing, not all of such revenue is subject to foreign currency transaction and translation gain or loss as some of our foreign operations use the U.S. Dollar as their functional currency (e.g. our subsidiary located in Israel).

17. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011(a) (as adjusted)	December 31, 2011
Revenues	$63,510	$67,852	$84,594	$108,301
Gross profit(c)	41,996	44,917	56,302	76,345
Acquisition and integration	10	3,195	10,571	1,343
Income (loss) from continuing operations(a)	12,888	10,498	(2,697)	5,848
Loss from discontinued operations(b)	(209)	(285)	(134)	(1,425)

Net income (loss)(a)	$12,679	$10,213	$(2,831)	$4,423

Basic income (loss) per share
Continuing	$0.46	$0.38	$(0.10)	$0.21
Discontinued	(0.01)	(0.01)	—	(0.05)

Total	$0.45	$0.37	$(0.10)	$0.16

Diluted income (loss) per share
Continuing	$0.46	$0.38	$(0.10)	$0.21
Discontinued	(0.01)	(0.01)	—	(0.05)

Total	$0.45	$0.37	$(0.10)	$0.16

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Unaudited Quarterly Financial Information (in thousands, except per share amounts) (Continued)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$52,331	$58,190	$55,626	$75,181
Gross profit	35,619	41,192	38,678	52,609
Acquisition and integration	—	—	100	169
Income from continuing operations	7,878	8,830	10,040	18,554
Income (loss) from discontinued operations(b)	164	170	(140)	(3,927)

Net income	$8,042	$9,000	$9,900	$14,627

Basic income (loss) per share
Continuing	$0.32	$0.31	$0.35	$0.66
Discontinued	0.01	0.01	—	(0.14)

Total	$0.33	$0.32	$0.35	$0.52

Diluted income (loss) per share
Continuing	$0.31	$0.31	$0.35	$0.65
Discontinued	0.01	0.01	(0.01)	(0.14)

Total	$0.32	$0.32	$0.34	$0.51

(a)
Our third quarter 2011 amortization expense decreased by $2.2 million from retrospectively adjusting the fair value of the acquired intangible assets as of the acquisition date. We also increased general and administrative expense by $0.5 million for additional stock based compensation which had been estimated based on preliminary information. These two adjustments, net of the related $0.5 million increase in income tax expense, increased our third quarter net income by $1.2 million as compared to what was previously reported.

(b)
The fourth quarter of 2011 and 2010 include charges of $1.8 million and $5.9 million, respectively, relating to impairments of our Springbox unit. See Note 10.

(c)
The fourth quarter of 2011 includes a $0.9 million credit for the reversal of an earnout liability related to Match Point.

        The comparability of the above quarterly results is impacted by acquisitions. In October 2010 we acquired Match Point. In 2011, we acquired MIJO (April), MediaMind (July) and EyeWonder (September). See Note 3.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Operations	Acquired	Write-offs (net)	Balance at End of Period
Allowance for Accounts Receivable Losses
Year Ended:
December 31, 2011	$2,503	$95	$658	$(1,080)	$2,176
December 31, 2010	2,116	388	224	(225)	2,503
December 31, 2009	2,329	549	—	(762)	2,116

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of Registrant.
3.2	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.
3.3	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.
3.4	(s)	Certificate of Amendment to the Certificate of Incorporation of Registrant.
3.5	(c)	Bylaws of Registrant, as amended to date.
4.1	(d)	Form of Common Stock Certificate.
10.1	(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*
10.2	(d)	Form of Directors' and Officers' Indemnification Agreement.
10.3	(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*
10.4	(d)	Form of Restricted Stock Agreement.*
10.5	(f)	Employment Agreement, dated December 30, 2008, between DG FastChannel, Inc. and Omar A. Choucair, Chief Financial Officer.*
10.6	(t)	Employment Agreement, dated November 9, 2011, between DG FastChannel, Inc. and Neil Nguyen.*
10.7	(r)	2006 Long-Term Stock Incentive Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, between DG FastChannel, Inc. and Neil Nguyen.*
10.8	(t)	Employment Agreement, dated November 9, 2011, between DG FastChannel, Inc. and Scott K. Ginsburg.*
10.9	(r)	2006 Long-Term Stock Incentive Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, between DG FastChannel, Inc. and Scott K. Ginsburg.*
10.10	(h)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*
10.11	(q)	Amended and Restated 2006 Long-Term Stock Incentive Plan.*
10.12	(t)	Digital Generation, Inc. Incentive Award Plan.*
10.13	(t)	Digital Generation, Inc. 2011 Inventive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.*
10.14	(t)	Digital Generation, Inc. 2011 Inventive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*
10.15	(t)	Digital Generation, Inc. 2006 Long-Term Stock Incentive Plan Form of Stock Option Agreement—Israeli Grantees.*
10.16	(l)	Amended and Restated Credit Agreement among DG FastChannel, Inc., JPMorgan Chase Bank, N.A., as administrative agent, guarantors and lenders dated July 26, 2011.
10.17**		Employment Transition and Consulting Agreement between Digital Generation, Inc. and Omar A. Choucair.

Exhibit Number	Exhibit Title
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2**	Rule 13a-14(a)/15d-14(a) Certifications.
32.1**	Section 1350 Certifications.
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flow, (iv) Unaudited Consolidated Statement of Stockholders' Equity, and (v) Notes to Unaudited Consolidated Financial Statements.

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

(l)
Incorporated by reference to the exhibit bearing the same title filed with Registrant's Current Report on Form 8-K filed July 29, 2011.

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

(q)
Incorporated by reference to the exhibit bearing the same title filed with Registrant's Current Report on Form 8-K filed April 1, 2011.

(r)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed May 10, 2011.

(s)
Incorporated by reference to the exhibit bearing the same title filed with Registrant's Current Report on Form 8-K filed November 4, 2011.

(t)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 9, 2011.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.