Form 10-K/A
period 2011-12-31
Digital Generation, Inc.
filed 2012-04-27
CIK 934448

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27644

Digital Generation, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3140772 (IRS Employer Identification No.)
750 West John Carpenter Freeway, Suite 700 Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

(972) 581-2000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         As of April 27, 2012 the registrant had 27,217,483 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Digital Generation, Inc. (the "Registrant") for the year ended December 31, 2011 (the "Original Form 10-K") is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission ("SEC"), new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

DIGITAL GENERATION, INC.
FORM 10-K/A

INDEX

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of March 31, 2012:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg(1)	59	Executive Chairman	2013
Neil H. Nguyen(1)	38	Chief Executive Officer and President and Director	2013
Omar A. Choucair(1)	50	Chief Financial Officer & Director	2012
Gal Trifon(5)	43	Chief Digital Officer	N/A
David M. Kantor(3)(4)	55	Director	2012
Lisa C. Gallagher(2)	55	Director	2012
C. H. Moore(2)	72	Director	2014
John R. Harris(2)(3)	63	Director	2014
Jeffrey A. Rich(2)(4)	51	Director	2014

(1)
Member of the Executive Committee

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

(4)
Member of the Nominating Committee

(5)
Mr. Trifon is an Executive Officer but not a Director

        Scott K. Ginsburg joined the Company in December 1998 as Chairman of the Board and assumed the additional role of Chief Executive Officer in November 2003. In 2012, Mr. Ginsburg assumed the new role of Executive Chairman. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked in a professional capacity of Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. Then, in the early 1980's, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation, which became AMFM, Inc. Mr. Ginsburg served as Chancellor's Chief Executive Officer and a Director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to become the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, the Boardwalk Auto Group acquired the Ferrari and Maserati dealership in San Francisco. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

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

  •
  extensive knowledge and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in political and regulatory environments;

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

        Neil H. Nguyen joined the Company as Executive Vice President of Sales and Operations in March 2005. In 2009 he was promoted to President and Chief Operating Officer. In 2012, Mr. Nguyen was promoted to Chief Executive Officer and President. In December 2009, he was appointed as a member of the Board of Directors. Prior to joining the Company, from 1998 to 2002, Mr. Nguyen served as President of Point.360's MultiMedia Group and also served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development from 2003 to 2005. Mr. Nguyen received a B.S. from California State University, Northridge.

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with various media companies, as well as his executive leadership and management experience;

  •
  extensive knowledge and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in the advertising industry; and

  •
  day to day leadership as President and Chief Executive Officer of the Company provides him with intimate knowledge of our operations.

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

  •
  extensive knowledge and experience in the advertising and media industry and its participants;

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

        Lisa Cosimario Gallagher has been a member of the Board of Directors of the Company since May 2006 after having served first as a director, and most recently as Chairman of the Board of Directors, of FastChannel Network, Inc. since 2002. In October 2010 she joined Fusion Media Group as Chief Financial Officer and SVP Development. Fusion is a privately held outdoor media company. Since 2003, Ms. Gallagher is a co-owner and Chief Operating Officer of Hawtan Leathers, a privately held international manufacturer of specialty leathers for the garment industry. She previously spent over 20 years as both a commercial as well as investment banker specializing in media transactions. She started her banking career in the early 1980s at the Bank of Boston and in 1997 moved to its investment bank, BancBoston Securities as Managing Director to run their Media & Communications Group. In 1998 she became Managing Director and Group Head of the Internet/Media Convergence Group of Robertson Stephens, a leading high technology investment banking firm, upon the BancBoston Securities acquisition of Robertson Stephens. After leaving Robertson Stephens in 2001, she was Managing Partner of Remy Capital Partners, a small investment banking boutique, before joining Hawtan Leathers. Ms. Gallagher holds a B.A. in Economics from Mount Holyoke College and an M.B.A. from the Simmons Graduate School of Management in Boston.

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

        C. H. Moore has been a member of the Board of Directors of the Company since June 30, 2011. Mr. Moore has also served as a director, since 2003, of each of Kronos Worldwide, Inc. and NL Industries, Inc., both of which are listed on the NYSE. Mr. Moore is a member of the Audit Committee for each of those two companies, serving as Chairman of the Audit Committee of Kronos Worldwide, Inc. In addition, Mr. Moore is the Audit Committee Financial Expert for both boards. From 2003 to 2009, Mr. Moore served as a director and Chairman of the Audit Committee of Perot Systems, Inc. until it was taken private in late 2009. In 2000, Mr. Moore retired from KPMG LLP after a 37-year career where he served in various capacities with the public accounting firm. During the last 10 years of his career, Mr. Moore was the Managing Partner of the Dallas/Fort Worth business unit, served as Southwest/Dallas Area Managing Partner, was elected to KPMG's U. S. Board of Directors and served on the firm's Management Committee. Prior to that time, Mr. Moore was partner-in-charge of the Dallas office audit practice for 12 years. During his career at KPMG, Mr. Moore worked with some of the largest public and private companies in Dallas, as an international liaison partner for numerous countries in the Middle East and India, and traveled extensively to those and other countries on client and KPMG business. Mr. Moore also served on numerous not-for-profit boards, including North Texas Commission, Circle Ten Boy Scouts of America, Dallas Opera, Dallas Citizens Council, United Way, and Dallas Chapter of Texas Society of CPAs. Mr. Moore has received numerous awards, including the Henry Cohen Humanitarian award and the Boy Scouts' Silver Beaver award. Earlier in his career, Mr. Moore co-authored a major oil and gas accounting book, and served on SEC and FASB Task Forces for oil and gas accounting. Currently, Mr. Moore is a frequent speaker and panel participant on board and audit committee matters for the "Big 4" accounting firms and various law firms. Mr. Moore holds a B.B.A. and a Bachelor of Accountancy from Baylor University.

        Mr. Moore's qualifications to serve on our Board of Directors include:

  •
  extensive experience serving on public company boards and membership on board committees, resulting in familiarity with corporate and board functions;

  •
  extensive experience with public and financial accounting matters for complex business organizations;

  •
  financial expertise that will bring valuable experience to the Board and assist the Company with its global expansion and operational improvement initiatives; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as an independent director of other publicly-traded company boards on which he serves, make him an effective chairman of the Board's Audit Committee.

        John R. Harris has been a member of the Board of Directors of the Company since November 2010. Since January 2011, Mr. Harris is CEO of Chemical Information Services, an information service company serving the chemical and pharmaceutical industry. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a business process outsourcing ("BPO") company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a BPO services company, from 2003 to 2005, as President and Chief Executive Officer of Delinea Corporation, a BPO services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT and BPO services (now a part of Hewlett-Packard, a New York Stock Exchange ("NYSE") listed company). Mr. Harris holds a B.B.A. and a M.B.A. from West Georgia University. Mr. Harris is currently a director of Premier Global Services, a NYSE listed company, The Hackett Group, a NYSE listed company, StarTek, a NYSE listed company, and Banctec (privately held). Mr. Harris also served as a director of inVentiv Health, a company that is listed on the NASDAQ from May 2000 to May 2008.

        Mr. Harris's qualifications to serve on our Board of Directors include:

  •
  extensive experience serving on public company boards and membership on board committees, resulting in familiarity with corporate and board functions;

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

        Jeffrey A. Rich joined the Board of Directors in March 2011. Mr. Rich is a managing Director of PlumTree Partners, a private investment firm. Prior to forming PlumTree Partners in 2006, Mr. Rich served as Chief Executive Officer of ACS, a Fortune 500 company and leading provider of BPO and information technology services, from 1999-2005. Mr. Rich also served ACS as President and Chief Operating Officer from 1995-1999 and Chief Financial Officer from 1989-1995. Prior to joining ACS in 1989, Mr. Rich was a Vice President in the Leverage Capital Group of Citibank New York. Mr. Rich currently serves on the Executive Board of the Dallas Symphony Orchestra, the Board of Directors of River Logic, Inc., and the Board of Directors of Telligent, Inc. He previously served as a Director of ACS, Inc. (NYSE "ACS") and Pegasus Solutions, Inc. (NASDAQ "PEGS"). He has also served on the Visiting Committee of the Ross School of Business at the University of Michigan and as a Director of Education is Freedom and the United States Chamber of Commerce. Mr. Rich is a special advisor to Trident Capital, a leading venture capital firm based in Palo Alto, California. Mr. Rich is a member of World President's Organization and a previous member of the Young President's Organization, serving in several officer positions in both organizations. Mr. Rich received a B.B.A. from the University of Michigan Business School in 1982.

        The Company believes that Mr. Rich is qualified to serve on the Board of Directors because:

  •
  he has extensive experience with mergers and acquisitions which will bring valuable experience to the Board and assist the Company with its global expansion initiatives and operational improvement initiatives;

  •
  he is familiar with public company and financial accounting matters within complex business organizations;

  •
  Mr. Rich's leadership experience in senior management positions and on boards of directors brings valuable expertise to our Board.

        Gal Trifon has served as the Company's Chief Digital Officer since July 2011, joining the Company following its acquisition of MediaMind, Inc. Prior to that, he was the President, Chief Executive Officer and director of MediaMind since August 2001, and served as the Chairman of the Board of Directors of MediaMind since November 2008. Mr. Trifon is one of the co-founders and was the original technology architect of the MediaMind Rich Media Platform. Prior to co-founding MediaMind, Mr. Trifon served as research and development team manager in VCON, a provider of video, audio and data conferencing solutions, from 1996 to 1999. Mr. Trifon holds a B.Sc. in Computer Science and Economics from Tel Aviv University, Israel. Mr. Trifon has extensive experience in business development and in product research and development, and has strong skills in technology sector management, technology design and vision and strategic planning.

Corporate Governance

  Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Kantor, Moore, Harris, and Rich and Ms. Gallagher is independent from our management, and is an "independent director" as defined under the NASDAQ Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or any of our subsidiaries or (2) has any direct or indirect relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASDAQ Marketplace Rules.

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

        Additionally, the Board of Directors believes the Company's Corporate Governance Guidelines, which are available on the Company's website at www.DGIT.com, help ensure that strong and independent directors will continue to play the central oversight role necessary to maintain the Company's commitment to the highest quality corporate governance. We do not have a lead independent director. The Board of Directors believes the Company and its stockholders have been and continue to be well served by having Mr. Ginsburg serve as Executive Chairman of the Board.

  Risk Oversight

        Our Board of Directors oversees an enterprise-wide approach to risk management primarily through the audit, compensation, and nominating committees. The approach is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in setting the Company's business strategy is a key part of its assessment of management's appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company. Risk is assessed throughout the business, focusing on three primary areas of risk: financial risk, legal/compliance risk and operational/strategic risk.

        While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company's business strategy.

  Corporate Governance Guidelines and Code of Business Conduct and Ethics

        The Company's Corporate Governance Guidelines, along with its Code of Business Conduct and Ethics, applies to its directors, officers and employees. Copies of the Company's Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on its website at

www.DGIT.com by clicking first on "Our Company," then on "Investor Relations." The Company will also provide a copy of its Corporate Governance Guideliness or its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing to the Company's Secretary, Digital Generation, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.

  Communications with the Board of Directors

        Stockholders may communicate with the Board of Directors by writing to the Board in care of the Company's Secretary, Digital Generation, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039. The Board of Directors has delegated responsibility for initial review of stockholder communications to the Company's Secretary. In accordance with the Board's instructions, the Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Secretary will make all communications available to each member of the Board, at the Board's next regularly scheduled meeting.

Board Committees

        The Board of Directors of the Company has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. None of the directors who serve as members of the Audit Committee, Compensation Committee or the Nominating Committee are employees of the Company or any of its subsidiaries.

  Audit Committee

        The Audit Committee operates under an Amended and Restated Charter of the Audit Committee adopted by our Board of Directors, a copy of which is available on our website, www.DGIT.com.

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

        Messrs. Moore (Chairman), Harris, and Rich and Ms. Gallagher are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Moore, the Chairman of the Audit Committee, is the sole "audit committee financial expert" as that term is defined by the SEC on the Audit Committee.

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

        See "Executive Compensation—Compensation Committee Report" below. Messrs. Harris (Chairman) and Kantor are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. A copy of the Company's Compensation Committee Charter is available on our website, www.DGIT.com.

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

Nominating Committee

        The Nominating Committee recommends qualified candidates to the Board for nomination or election as directors. The Nominating Committee is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for selecting the nominees for director to be elected by the Company's stockholders at each annual meeting. The Nominating Committee has not established specific minimum age, education, experience or skill requirements for potential directors, however, does take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

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

        The Nominating Committee will consider qualified nominees recommended by stockholders, who may submit recommendations to the Nominating Committee in care of the Company's Board of Directors through a written notice as described under "—Corporate Governance—Communications with the Board of Directors" above. To be considered by the Nominating Committee, a stockholder nomination for election at the 2013 annual meeting (1) must be submitted to the Company's Secretary not less than 120 calendar days before the date of our proxy statement released to stockholders in connection with the previous year's annual meeting, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by the Company's stockholders will be evaluated in the same manner as any other nominee for director.

        Messrs. Kantor and Rich are the current members of the Nominating Committee. The Nominating Committee does not have a charter.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2011 fiscal year transactions in the Company's common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2011 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2011 fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

Introduction

        This Compensation Discussion and Analysis ("CD&A") describes the principles of our executive compensation program and how we applied those principles in compensating our Named Executive Officers ("NEOs") for 2011.

        Our NEOs for 2011 are:

  •
  Scott K. Ginsburg, Executive Chairman;

  •
  Neil H. Nguyen, President and Chief Executive Officer;

  •
  Omar A. Choucair, Chief Financial Officer; and

  •
  Gal Trifon, Chief Digital Officer.

        In this CD&A, we first provide an executive summary of our program for 2011. We then describe our compensation philosophy and the objectives of our executive compensation program and how the Compensation Committee of our Board of Directors oversees our compensation program. We discuss the compensation determination process and describe how we determine each element of compensation.

Executive Summary

Overview of Our Executive Compensation Program

        The Compensation Committee has designed our executive compensation program to attract and retain superior employees in key positions to enable our Company to succeed in the highly competitive market for talent, while simultaneously maximizing stockholder returns. We intend to continue to provide a competitive compensation package to our executives, tie a significant portion of pay to performance and utilize components that best align the interests of our executives with those of our shareholders.

        The following is a summary of important aspects of our executive compensation program discussed later in this CD&A:

  •
  Key Elements of Our Compensation Program.  Our compensation program is designed to achieve the foregoing objectives through a combination of the following types of compensation:

  •
  Base salary,

  •
  Annual cash incentive awards, and

  •
  Long-term equity incentive awards.

        Each element of our executive compensation program is discussed in greater detail below.

  •
  We Intend to Pay for Performance.  The majority of our NEOs' total compensation in our Summary Compensation Table below ties compensation directly to the achievement of corporate and individual objectives or stock price performance. We strive to align executive compensation with our business strategy and the creation of long-term shareholder value.

  •
  Our Compensation Program Supports Our Corporate Objectives and Stockholder Interests.  Our compensation program is designed to align executive officer compensation with our corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of our business plan and tying a substantial portion of total compensation opportunities to long-term equity incentives.

Overview of 2011 Performance

        The Compensation Committee believes the executive compensation program is an important factor in driving our NEOs' performance to achieve long-term earnings per share growth and stock price appreciation. Our Company's fiscal and operational 2011 accomplishments, guided by our NEOs, illustrate the success of this strategy, even in an uncertain economic environment, and included, among other things, the following:

  •
  Revenue:  During 2011, we achieved revenues of $324 million, representing an increase of 34% over 2010 revenues.

  •
  Adjusted EBITDA:  Adjusted EBITDA* increased approximately 15.8% over 2010 to $134.5 million.

  •
  Acquisitions:  The Company completed three acquisitions during 2011, positioning us for future expected gains and increased value.

  •
  Market Penetration:  We continue to influence increasing High Definition penetration in the market.

  •
  Business Solutions:  We successfully created and sold our integrated TV and online solution set to new markets.

*  Throughout this CD&A, we refer to Adjusted EBITDA, which is a non-GAAP financial measure. For an explanation of how we calculate Adjusted EBITDA, see the Original Form 10-K. We define Adjusted EBITDA as income from continuing operations, before interest, taxes, depreciation and amortization, share-based compensation, acquisition and integration expenses, restructuring/impairment charges and benefits, and gains and losses on derivative instruments. Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, acquisition and integration expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures. Our computation of Adjusted EBITDA may differ from the methodology for calculating Adjusted EBITDA utilized by other companies and, accordingly, may not be comparable to such other companies.

Digital Generation, Inc.
Five-Year Trended Performance
Through December 31, 2011

(Amounts shown in millions, except per share amounts)	2007	2008	2009	2010	2011	Compounded Annual Growth Rate
Revenues	$97.7	$154.8	$182.7	$241.3	$324.3	35%
Net income from continuing operations	$10.9	$15.3	$19.9	$45.3	$26.5	25%
Diluted EPS	$0.64	$0.80	$0.85	$1.63	$0.95	10%

2011 Compensation Program and Design

        We believe that our current mix of compensation elements ties a substantial portion of our NEOs' compensation to our performance. However, in conjunction with our regular review of our compensation program in late 2010 and early 2011, we decided to implement certain changes to our executive compensation program for 2011.

        The changes we implemented in 2011 were the product of a thorough and deliberative process that we believe strengthens the connection between our NEOs' pay and the Company's performance. In late 2010, the Compensation Committee retained James F. Reda & Associates (Reda), an independent compensation consultant, to assist it with this task. Reda's primary focus was to conduct an executive pay study for our NEOs, and based on this review, provide the Compensation Committee with recommendations to improve the 2011 compensation program while simultaneously adhering to our compensation philosophy.

        Based on the results of Reda's study and the Compensation Committee's review, the Compensation Committee established a more formal compensation philosophy for our NEOs that is intended to:

  •
  Emphasize Performance-Based Compensation.  The majority of our target total compensation will be in the form of variable or incentive compensation, comprised of annual incentive bonuses and long-term equity incentive awards, which aligns executive compensation with stockholder interests by tying a significant majority of total direct compensation to the achievement of performance goals or stockholder returns. For 2011, approximately 86% of Mr. Ginsburg's total compensation and approximately 75% of Mr. Nguyen's total compensation was in the form of variable or incentive compensation. The pie charts below illustrate the relationship of base salary to performance-based short-term and long-term equity incentive compensation for Messrs. Ginsburg, Nguyen and Choucair, respectively.

 Total Direct Compensation for 2011

Scott K. Ginsburg Executive Chairman	Neil H. Nguyen Chief Executive Officer and President	Omar A. Choucair Chief Financial Officer

  •
  Tie Performance-Based Compensation to Objective Performance Measures.  Prior to 2011, annual incentive payments were determined in the discretion of the Compensation Committee. Effective for 2011, the Compensation Committee redesigned our annual incentive program so that 75% of incentive payments are tied to objective performance measures, subject to the Committee's right to exercise negative discretion to reduce those payments based on its evaluation of the Company's overall, or an NEO's individual performance. The other 25% of incentive payments are tied to individual performance relative to performance objectives established by the Compensation Committee. The corporate measures used for 2011 incentive award purposes were revenue and Adjusted EBITDA. For our annual incentive program for 2011, the Compensation Committee selected these two objectives as the key corporate objectives because the Compensation Committee believes they encourage executives to achieve superior operating results using appropriate levels of capital.

  •
  Institute Performance-Based Equity Awards:  In 2011, the Compensation Committee granted equity awards to our NEOs to ensure that their interests were more strongly aligned with our shareholders. In March 2011, the Compensation Committee approved the first annual awards consisting of performance-based restricted stock awards. Each such award will generally vest in three equal installments on each of the first three anniversaries of the date of grant. However, these awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeded 7% of the Company's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition.

  •
  Use Appropriate Comparable Company Information to Set Target Compensation Levels:  As described further in the section titled "Role of Compensation Consultant and Comparable Company Information," the Compensation Committee reviews the peer group used for compensation purposes annually. Currently, our peer group consists of companies in the media services, telecommunications, and internet services industries whose median sizes and performance are comparable to DG. The Compensation Committee is also aware of how institutional stockholders and other organizations view comparable companies for purposes of evaluating the alignment of executive compensation to Company performance. The Compensation Committee accepts that there are multiple ways to determine appropriate comparator companies as well as analyze pay decisions versus performace and believes the peer group used by the Compensation Committee during 2011 was appropriate.

2011 Compensation of Chief Executive Officer

        Specifically, with regard to the 2011 compensation of Mr. Ginsburg, the Company's Executive Chairman and former Chief Executive Officer, the Compensation Committee considered Mr. Ginsburg's performance and the Company's performance over the course of his tenure with the Company when determining his 2011 and 2012 compensation packages and negotiating his new employment agreement in order to secure his continued services for the Company. Compensation decisions for the 2011 performance year were made in March 2011, at which time our common stock was trading at substantially higher levels. Even though the Company's 2011 Total Shareholder Return, ("TSR") was -59%, due to the new performance-based and variable pay programs instituted by the Compensation Committee highlighted above, Mr. Ginsburg's 2011 target compensation was tied in a meaningful way to Company and stock price performance.

        The concepts of "target" compensation and "realizable pay" are important to understand when determining the alignment between pay and performance. An executive's target pay is usually established at the beginning of the year and is determined based on various factors such as the individual's role, tenure, experience, past performance and future expectations. Target pay typically consists of base salary, short-term incentives that can be earned at various levels based on specified performance goals, and long-term incentive awards, the size and value of which are usually determined based on the fair value of such awards on the date of grant.

        An individual's actual earned compensation from the variable components of pay (short- and long-term incentives) is dependent upon actual performance. The effect of stock price performance, for example, on an executive's pay can increase or decrease the value of the target compensation, resulting in realizable pay that is different than what was targeted initially. The closer the alignment between the executive's "realizable pay" and the return to shareholders for the designated measurement period, the tighter the link between pay and performance.

        There are multiple ways in which the analysis of the alignment of CEO compensation to Company performance can be performed and results can and do very dramatically. We believe that two possible analyses for analyzing CEO pay-for-performance are as follows:

  •
  Target Pay/Realizable Pay Comparison:  One way to look at the pay and performance relationship of our CEO is to compare realizable pay to target pay over the one and three-year periods ending December 31, 2011. For the three-year period ending December 31, 2011, our CEO's realizable pay is 11.7% below his targeted pay, while our TSR performance on an absolute basis is -1.5%. For 2011, our CEO's realizable pay is 47% below his targeted pay as compared to an absolute TSR performance of -59%. Both of these results show that our CEO's pay has fallen by a similar amount to the returns that our shareholders have experienced.

  •
  Peer Group TSR/Realizable Pay Comparison:  Another way to look at the pay and performance relationship is to compare our CEO's percentile rank in both pay and performance to that of our peer group. Our three-year TSR for the three-year period ending December 31, 2011 is -1.5% which is at the 28th percentile as compared to our peer group. For this same time period, our CEO's realizable pay percentile relative to this peer group is at the 33rd percentile. This demonstrates that our compensation program is providing compensation levels commensurate with our performance as determined by TSR. For 2011, our estimated realizable pay percentile is 39% while our TSR percentile is 6%.

*
For this analysis, realizable pay was calculated as base salary paid, actual bonus paid (versus target) and the current value of equity grants made during the applicable one- or three-3-year periods based on 12/31/2011 stock prices and assuming that all awards were still held at 12/31/2011. Since 2011 compensation data is not yet available, or has only recently been made publicly available for all of the companies in the Company's peer group used for compensation benchmarking purposes, we worked with Reda, our independent compensation consultant, to estimate these values. We increased 2010 base salaries and actual bonuses by 5%, a common increase factor for senior executives of our peer group of companies. In order to determine long-term incentive grants, we reviewed SEC Form 4 filings for the chief executive officer of each peer company.

        Both of these analyses show that our CEO's target compensation is impacted, similar to shareholders, by company performance. The Compensation Committee believes that the foregoing percentile differentials are appropriate and acceptable given the competitiveness of our industry and the overall leadership provided by Mr. Ginsburg.

Response to the 2011 Say on Pay Vote

        In November 2011, we held our first say-on-pay vote, and our stockholders overwhelmingly approved the compensation of our named executive officers, with nearly 95% of stockholder votes cast in favor of our 2011 say-on-pay resolution (excluding abstentions and broker non-votes). As we evaluated our compensation practices and talent needs after this date, we were mindful of the strong support our stockholders expressed for our compensation philosophy. In addition, Company representatives conducted a series of stockholder outreach phone calls and meetings with various investor groups during 2011 and early 2012 to provide education and insight to our compensation programs and their alignment with actual results. As the Compensation Committee had previously adopted significant changes to our executive compensation program in early 2011, following its annual review of our executive compensation practices in late 2011 and early 2012, the compensation committee decided generally to retain the approach to executive compensation it had previously adopted for 2011.

        In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the board of directors took into account the strong preference for an annual vote expressed by our stockholders at our 2011 annual meeting. Accordingly, the Board of Directors determined that we will hold an annual advisory stockholder vote on the compensation of our NEOs until the next say-on-pay frequency vote.

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

  •
  Compensation Should Reward Performance:  While we utilize a variety of compensation elements to achieve compensation targets, we intend that the majority of our NEOs' total compensation will be in the form of variable compensation, comprised of annual incentive awards and long-term equity incentive awards dependent upon corporate or individual performance or the creation of long-term shareholder value.

  •
  Compensation Should Be Aligned With Stockholder Interests:  Our executive compensation program also seeks to reward our executives for increasing our stock price over the long-term and maximizing stockholder value by providing a portion of total compensation opportunities for our executive officers in the form of long-term equity incentives.

Key Elements of Our Executive Compensation Program

        The following table lists the key elements that generally encompass our executive compensation program:

Element	Purpose	Form
Base Salary	Provide a basic level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and individual and business performance.	Cash
Long-Term Equity Incentive Compensation	Focus executives on the enhancement of shareholder value over the long-term, to encourage equity ownership in the Company, and to retain key executive talent.	Stock Options/Restricted Stock Units
Employment Agreements	Establish key compensation terms; severance and change in control provisions; provide stability for executives.	Individual Agreements with NEOs
Perquisites and Other Benefits	To better enable the Company to attract and retain superior executives for key positions.	401(k) Plan/Health and Welfare Benefits/Car Allowance

        All elements of compensation are taken into account when compensation decisions are made by the Compensation Committee.

Setting Executive Compensation

        Our executive compensation program is reviewed annually by the Compensation Committee. Generally in the first quarter of each year, the Compensation Committee reviews the performance of each of our NEOs during the previous year. At this time the Compensation Committee also reviews our corporate performance for the prior year and makes the final incentive payment determinations based on such performance and the Compensation Committee's evaluation of each NEO's individual performance for the prior year. In connection with this review, the Compensation Committee also reviews and adjusts, as appropriate, annual base salaries for our NEOs and grants, as appropriate, additional long-term equity incentive awards to our NEOs and certain other eligible employees for the coming fiscal year.

Role of Management

        For NEOs other than Mr. Ginsburg, our Compensation Committee has historically sought and considered input from Mr. Ginsburg regarding such NEOs' responsibilities, performance and compensation. Specifically, Mr. Ginsburg provides recommendations on all components of pay used throughout our compensation plans, and advises our Compensation Committee regarding the compensation program's ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that Mr. Ginsburg believes are qualitatively commensurate with an executive officer's individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as our company's performance. Our Compensation Committee considers Mr. Ginsburg's recommendations, and approves the specific compensation targets and earned awards for all the executive officers.

        Our Compensation Committee meets in executive session, and no NEO attends Compensation Committee discussions where recommendations are made regarding his compensation. Mr. Ginsburg does provide input and perspective regarding plan design and market factors related to his and other executive roles, but the Compensation Committee, acting under its independent authority, as established by the Board of Directors, determines his level of pay. He also abstains from voting in sessions of the Board of Directors where the Board of Directors acts on the Compensation Committee's recommendations regarding his compensation.

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

  •
  Performance goals and other expectations for the position; and

  •
  Uniqueness of industry skills.

        In general, the terms of our executive employment agreements are initially negotiated with the executive by Mr. Ginsburg and Company legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg, Nguyen, Choucair and Trifon, the Compensation Committee takes an active role in the negotiation process.

        During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. Except for base salary, which has an established minimum amount set forth in the respective employment agreements, the Compensation Committee has discretion to increase or decrease cash incentive awards from the targets listed in the agreements based on updated market data or other appropriate input. Further aside from equity grants awarded at the beginning of the period covered by an employment agreement, NEO awards are granted consistent with the annual Long-term Incentive Program awards.

        We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. In determining each element of compensation for any given year, our Board of Directors and our Compensation Committee consider and determine each element individually and then review the resulting total compensation and determine whether it is reasonable and competitive. The Compensation Committee has not historically utilized formulas in establishing the amounts for each element of pay nor has it historically had any policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation. The Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash incentive) and long-term equity incentive compensation. The amounts reflected in the Summary Compensation Table and their individual employment agreements reflect this process.

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

        During 2011, the Compensation Committee retained Reda to assist the Compensation Committee in connection with the implementation of various changes to our executive compensation program for 2011.

        For 2011, the Compensation Committee worked with Reda to develop a peer group which would be used for comparative market data as well as compensation program design. The peer group was constructed with input from Reda and Company management, and ultimately approved by our Compensation Committee after extensive review. The peer group consists of 21 companies in the media services, telecommunications, and internet services industries whose median size and performance are comparable to the Company, and whose pay practices are market competitive. Our peer group includes the following companies:

Acme Packet, Inc.	Premiere Global Services, Inc.
Akamai Technologies, Inc.	Quinstreet
Avid Technology, Inc.	Real Networks, Inc.
Big Bend	Rovi Corp.
Comscore, Inc.	Shutterfly, Inc.
Digital River, Inc.	Sonic Solutions
Harmonic, Inc.	Sycamore Networks, Inc.
Infospace, Inc.	Tivo, Inc.
Limelight Networks, Inc.	Valueclick, Inc.
National Cinemedia, Inc.	WebMd Health Corp.
Openwave Systems, Inc.

        The Compensation Committee intends to ensure that our executive compensation program is competitive with compensation paid by companies in the same market for executive talent. Beginning in 2011, the Compensation Committee's philosophy is to target total direct compensation (in the aggregate for each executive officer) to executives at approximately the 75th percentile range among comparable companies of similar size for Mr. Ginsburg and the 60th percentile range for Mr. Nguyen. In order to meet the targeted total compensation positioning, the Compensation Committee expects that base salaries for Messrs. Ginsburg and Nguyen will be at the 75th percentile of executives holding comparable positions within our peer group. In accordance with this philosophy, in March 2011, the Compensation Committee increased Mr. Ginsburg's annual base salary to $600,000 and Mr. Nguyen's annual base salary to $450,000, which increases were retroactive to January 1, 2011. Target incentive compensation, consisting of short-term cash incentives and long-term equity incentives, will be equal to the difference between the targeted total compensation levels and the base salary amounts. The allocation of an executive's target incentive compensation between his annual incentive bonus opportunity and annual long-term incentive awards may vary from year to year. However, it is intended that a substantial majority of an executive's target total compensation will be in the form of variable or incentive compensation.

        The compensation levels of the NEOs reflect to a significant degree their varying roles and responsibilities. Specifically, due to Mr. Ginsburg's extensive experience, responsibilities and significant market demand, the Company believes that it is appropriate that his total compensation is substantially higher than the Company's other executives.

2011 Executive Compensation Decisions

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

        The employment agreements with the NEOs have historically provided for automatic increases in the base salaries of the NEOs. However, during 2011, in connection with the re-evaluation of our executive compensation program, Mr. Ginsburg's base salary was increased to $600,000 for 2011 and Mr. Nguyen's base salary was increased to $450,000 for 2011, bringing their base salaries into line with the 75th percentile of executives holding comparable positions within our peer group. Mr. Choucair's base salary was increased to $355,000 for 2011 in accordance with the terms of his employment agreement. Other than these increases contemplated by the employment agreements, no additional base salary actions were taken during 2011 with respect to our NEOs.

        Mr. Trifon commenced employment with us in June 2011 following our acquisition of MediaMind Technologies, Inc. ("MediaMind"). His initial annual base salary of $387,000 was established by negotiation in connection with his commencement of employment.

Annual Incentives

        Our executive compensation program includes eligibility for an annual performance-based cash incentive for all executives as set forth in their employment agreements. In prior years annual cash bonuses were discretionary. Commencing in 2011, our annual incentive programs emphasize pay-for-performance by providing our executives with the opportunity to receive performance incentives based on corporate and individual performance.

        Annual Target Incentives.    As provided in their employment agreements, for 2011, our Chief Executive Officer was eligible for a target incentive of 200% of his annual base salary. His actual earnings could vary from 0% to 400% of target. Our President and Chief Operating Officer was eligible for a target incentive of 75% of his annual base salary. His actual earnings could vary from 0% to 150% of target. Our Chief Financial Officer was eligible for an annual incentive of up to $140,000. Mr. Trifon's annual incentive program is described below.

        Annual Performance Objectives.    At the beginning of 2011, the Compensation Committee established corporate and individual performance objectives to assist it in determining the annual incentives for our executives. The annual bonus for each NEO (other than Mr. Trifon) is tied 75% to corporate performance and 25% to individual performance.

  •
  Company Performance Objectives.  During 2011, the Compensation Committee determined to use revenue and Adjusted EBITDA as the corporate objectives for purposes of NEO annual incentive decisions. The Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. Target levels of performance were established for each objective and range of minimum to superior performance of 80% to 120% was set around target performance. The minimum level of performance needed to earn an annual incentive is 80% of target. The Compensation Committee established the following targets for these objectives:

Performance Metric	Minimum Performance Level	Targeted Level	Superior Performance Level	Weighting
Revenue	$228.8 million	$286 million	$343.2 million	40%
Adjusted EBITDA	$104.0 million	$130 million	$156.0 million	35%
  •
  Individual Performance Objectives.  Each NEO's individual performance is determined by the Compensation Committee based on its subjective evaluation of the NEO's individual performance for the year. As described above, the Chairman and Chief Executive Officer provides the Compensation Committee with his evaluation of each of the other NEOs' performance and the Compensation Committee evaluates the Chairman and Chief Executive Officer's individual performance.

    For 2011, the Compensation Committee established five areas of focus for the NEOs that included strategic and leadership goals and focused on the Company's strategic initiatives. The Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the discretion of the Compensation Committee after its consideration of each NEO's individual achievements as a whole.

    The individual objectives established for the NEOs for 2011 included:

    •
    Increasing High Definition penetration levels;

    •
    Driving our solution set to new markets;

    •
    Ensuring frequent communication with industry analysts and major institutional investors;

    •
    Retaining and growing client executive relationships; and

    •
    Completing at least one M&A transaction.

        In determining the NEOs' 2011 annual incentives, the Compensation Committee noted our revenue for 2011 of $324.2 million and our Adjusted EBITDA for 2011 of $134.6 million. Actual results produced a factor of 89% for the portion of the Annual Incentive tied to Company Performance objectives. Their strong individual performance, in addition to the Company's financial performance as a whole, served as a basis for the Compensation Committee's determination of the 2011 bonuses for the NEOs. The Compensation Committee determined that each of the NEOs should be awarded 100% credit with respect to the individual component of their annual incentive award.

        Our NEOs' individual accomplishments during 2011 included:

  •
  Achieved 16% High Definition expansion against a high teen target;

  •
  Expanded TV business into new international markets including Canada and Europe;

  •
  Completed three strategic acquisitions;

  •
  Expanded into new digital markets with the three business acquisitions;

  •
  Participated in outreach efforts to stockholder groups; and

  •
  Completed first ever full service TV and digital offering.

        Together the Company performance and individual performance factors resulted in an overall performance factor of 92%. The Company's financial and operational results, in combination with the weightings described above, translated into the 2011 annual bonuses set forth in the Summary Compensation Table below. We believe that the awarded annual incentives are consistent with our compensation philosophy.

        Annual Incentive Program for Mr. Trifon.    Under his employment agreement, Mr. Trifon is eligible to receive a quarterly incentive of at least $25,000 based on predefined corporate business objectives.

        His 2011 corporate business objectives included:

  •
  Development and implementation of clearly defined serial network trading and mobile strategies;

  •
  Development and implementation of clearly defined value proposition and marketing strategy;

  •
  Complete strategic alignment within the Company to create digital division; and

  •
  Integrate Eyewonder and Unicast into digital platform.

        For 2011, Mr. Trifon was paid a total of $50,591 under the Annual Incentive Program, representing 100% achievement of predefined corporate business objectives.

        In addition, the Company has agreed to pay to Mr. Trifon a bonus based on the annual revenue of MediaMind Technologies and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeds the expected annual revenue stated in the operational budget of that year. This bonus arrangement with Mr. Trifon commenced in June 2011, when he commenced employment with us. For 2011, he was paid a total of $53,120 pursuant to this arrangement.

        The total amounts paid to Mr. Trifon during 2011 pursuant to the bonus arrangements in his employment agreement are set forth in the Summary Compensation Table below.

Long-Term Equity Incentive Compensation

        We believe that superior long-term performance is achieved through a culture that encourages our executives to hold a significant ownership stake in our Company. We provide this ownership stake to our executives through our equity-based incentive program.

        Commencing in 2011, the Company changed from periodic equity incentive awards to annual grants. We award long-term incentives to our executive officers primarily in the form of restricted stock units. We granted stock options to Mr. Trifon during 2011 as that form of equity award offers the opportunity for preferential tax treatment for him under Israeli law. We currently make equity awards as follows:

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

        As is the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives.

2011 Long-Term Equity Incentive Awards

        In March, 2011, the Compensation Committee approved the award of (a) 90,000 performance-based restricted stock units to Mr. Ginsburg, and (b) 33,000 performance-based restricted stock units to Mr. Nguyen, pursuant to the Company's Restated 2006 Plan. These award levels were determined by subtracting the executives' 2011 base salaries and target incentive amounts from the targeted total compensation levels for each executive based on the pay positioning philosophy outlined above. The values were then converted into restricted stock units based on the value of our common stock on the date of grant. For 2011, however, Mr. Ginsburg did not receive the full award to which he would have been entitled pursuant to these calculations as our ability to limit the resulting restricted stock awards was constrained by the individual award limit in our Restated 2006 Plan. Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates. However, these awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeds 7% of the Company's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition.

        These awards vest on an accelerated basis in the event of (a) the executive's termination of employment by the Company without cause (as defined in the employment agreements described below), (b) the executive's resignation for good reason (as defined in the employment agreements described below), (c) the executive's death, (d) the executive's disability, (e) a change in control, or (f) with respect to Mr. Ginsburg, in the event of his retirement, which is defined as his termination of employment or separation from service following the date on which he attains age 60.

        Mr. Trifon was granted stock options to purchase 75,000 shares of our common stock in connection with his commencement of employment. The size of this award was established by negotiation in connection with his commencement of employment. This award vests monthly over a period of three years. In addition, 50% of any unvested options subject to this award will vest upon the occurrence of a change in control and 100% of the options subject to this award will vest in the event of Mr. Trifon's termination of employment by the Company without cause (as defined in his employment agreement described below) or his resignation for good reason (as defined in his employment agreement described below) within 12 months following a change in control.

2012 Long-Term Equity Incentive Awards

        In January 2012, each of Messrs. Ginsburg and Nguyen was awarded a retention award of 275,000 restricted stock units pursuant to the Company's 2011 Incentive Award Plan. These awards were granted in connection with the new employment agreements entered into with each executive in January 2012. These restricted stock units will vest over three years in three equal annual installments. In addition, the restricted stock units will vest in the event of (a) the executive's termination without cause (as defined in the employment agreements described below), (b) the executive's resignation for good reason (as defined in the employment agreements described below), (c) the executive's death, (d) the executive's disability (as defined in the employment agreements described below), (e) the executive's Board-approved retirement, or (f) non-renewal of the term of the executive's employment agreement by the Company.

        In March, 2012, the Compensation Committee also approved the award of (a) 304,246 performance-based restricted stock units to Mr. Ginsburg, and (b) 212,321 performance-based restricted stock units to Mr. Nguyen, pursuant to the Company's 2011 Incentive Award Plan. Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive officer continues to be employed by, or provide services to, the Company through such vesting dates. However, each award is subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeds 8% of the Company's Adjusted EBITDA for 2012, the number of shares subject to such award would be automatically reduced to conform to such limit; provided, however, that in the event the shares subject to the restricted stock units vest on an accelerated basis pursuant to the following sentence prior to December 31, 2012, this sentence shall not apply. In addition, the restricted stock units shall vest on an accelerated basis upon the occurrence of any of the following events: (a) the executive's death, (b) the executive's disability (as defined in the employment agreements described below), or (c) upon the occurrence of (i) the executive's Board-approved retirement, (ii) a termination of the executive's employment by the Company without cause (as defined in the employment agreements described below), (iii) a termination of the executive's employment for good reason (as defined in the employment agreements described below), or (iv) non-renewal of the term of the executive's employment agreement by the Company, in each case, with respect to clauses (i) through (iv) above, to the extent such event occurs following a change in control.

Other Benefits

        We provide our executives with the following types of benefits:

  •
  Perquisites;

  •
  Health, dental, life, and disability insurance; and

  •
  Retirement benefits.

        We periodically review the levels of perquisites and other personal benefits provided to executive officers to ensure they fit within our overall compensation philosophy.

Perquisites

        We provide a limited number of perquisites to our executives to better enable the Company to attract and retain superior employees for key positions. The main perquisite we provided our NEOs (other than Mr. Trifon) during 2011 was an automobile allowance. As set forth in the Summary

Compensation Table, the value of this benefit ranged from $6,000 to $12,000 depending on the NEO's particular position. As required by Israeli law, we also insure Mr. Trifon in a manager's insurance policy and pay an annual premium of approximately 11% of his annual base salary for such policy. We also contribute an amount equal to 5% of Mr. Trifon's annual base salary towards a further education fund for his benefit. Mr. Trifon is also entitled to a meal allowance on working days.

Health, Dental, Life and Disability Insurance

        We offer all of our regular employees, including our NEOs, health, life, disability and dental insurance. The value of these benefits to our NEOs is set forth in the Summary Compensation Table.

Retirement Benefits

        All of our regular employees, including our NEOs (other than Mr. Trifon), who meet certain defined requirements may participate in our 401(k) plan. We have the discretion to match employee contributions. Under our current matching policy, we match 25% of the amount contributed by our employees, up to a maximum of employee contributions of 6% of gross earnings. The value of this match for our NEOs is set forth in the Summary Compensation Table.

        The Board of Directors has discretion to make additional contributions to our 401(k) plan. The Board of Directors did not exercise its discretion to do so during 2011.

Employment Agreements

        We have entered into employment agreements that provide for certain severance benefits in the event that a NEO's employment is involuntarily or constructively terminated or in the event of a change in control. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of our management team on the Company's affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described beginning on page 33. We believe that reasonable severance benefits for our executive officers are important because it may be difficult for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of a change in control as a means reinforcing and encouraging the continued attention and dedication of our executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change in control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

        We also extend severance benefits because they are essential to help us fulfill our objectives of attracting and retaining key managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by us. While these arrangements form an integral part of the total compensation provided to these individuals and are considered by the Compensation Committee when determining NEO compensation, the decision to offer these benefits did not influence the Compensation Committee's determinations concerning other direct compensation or benefit levels.

        Equity awards held by the NEOs may also be subject to accelerated vesting pursuant to the terms of the individual award agreements. In adopting so-called "single" trigger treatment for equity awards, the Company was guided by the following objectives:

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

        For 2011, a portion of the performance-based incentives paid to our NEOs will not be tax deductible. However, beginning in 2012, we intend to take steps to ensure that a substantial majority of our annual cash incentive awards and annual long-term incentive awards will be tax deductible.

Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the Company's proxy statement for the 2012 annual meeting of the Company's stockholders.

THE COMPENSATION COMMITTEE
John R. Harris, Chairman David M. Kantor

Summary Compensation Table

        The following table shows the compensation for the three fiscal years ended December 31, 2011, 2010 and 2009 earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, our President and Chief Operating Officer, and our Chief Digital Officer, who is our only other executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Awards($)	Stock Option Awards ($)(1)	Stock-based Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Scott K. Ginsburg	2011	600,000	—	960,000	—	3,240,000	34,784	4,834,784
Executive Chairman(3)	2010	475,560	1,865,040	—	—	—	32,519	2,373,119
	2009	457,270	451,000	—	—	—	30,802	939,072
Neil H. Nguyen	2011	449,506	—	270,000	—	1,188,000	30,409	1,937,915
President and Chief	2010	394,077	1,311,250	—	—	—	29,076	1,734,403
Executive Officer(3)	2009	350,570	190,000	—	1,990,450	—	29,766	2,560,786
Omar A. Choucair	2011	354,863	—	162,150	—	—	27,409	544,422
Chief Financial Officer	2010	344,847	140,000	—	—	—	25,991	510,838
	2009	334,250	190,000	—	—	—	23,921	548,171
Gal Trifon	2011	141,139	—	103,711	853,755	—	20,221	1,118,571
Chief Digital Officer(4)

(1)
Represents the grant date fair value of equity awards granted to the NEO in the applicable fiscal year determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 12 to our Consolidated Financial Statements included in the Original Form 10-K for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements.

(2)
The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2011:

Name	401(k) Matching Contributions	Health Insurance Premiums	Automobile Allowance	Social Benefits for Non-US Employees	Total
Scott K. Ginsburg	5,500	17,284	12,000	—	34,784
Neil H. Nguyen	4,125	17,284	9,000	—	30,409
Omar A. Choucair	4,125	17,284	6,000	—	27,409
Gal Trifon	—	—	—	20,221	20,221
(3)
Effective January 1, 2012, Mr. Ginsburg transitioned to the role of Executive Chairman from Chairman and Chief Executive Officer and Mr. Nguyen became our President and Chief Executive Officer. During 2011, Mr. Nguyen was our President and Chief Operating Officer.

(4)
Mr. Trifon was appointed as our Chief Digital Officer in July, 2011 following our acquisition of MediaMind.

Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2011, the following individuals named in the Summary Compensation Table received plan-based awards:

									All Other Stock Awards: Number of Shares of Stock or Units (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Option Awards: Number of Shares of Stock or Units (#)(3)		Exercise or Base Price of Option Awards (#)	Grant Date Fair Value of Stock Awards(3)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott K. Ginsburg	3/15/2011	0	1,200,000		2,400,000	—	—	—	—	—		—	—
	3/29/2011	—	—		—	—	—	90,000	—	—		—	$3,240,000
Neil Nguyen	3/15/2011	0	337,500		675,000	—	—	—	—	—		—	—
	3/29/2011	—	—		—	—	—	33,000	—	—		—	$1,188,000
Omar Choucair	3/15/2011	0	140,000		—	—	—	—	—	—		—	—
Gal Trifon	6/15/2011	0	$50,000	(4)	—	—	—	—	—	—		—	—
	1/21/11	—	—		—	—	—	—	—	39,755	(5)	20.57	$753,755
	8/18/2011	—	—		—	—	—	—	—	75,000	(5)	20.04	$853,755

(1)
Non-equity incentive plan awards consist of annual incentives payable under our 2011 annual incentive program. Mr. Ginsburg's target annual incentive is equal to 200% of his annual base salary and Mr. Nguyen's target annual incentive is equal to 75% of his annual base salary. The actual incentives awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may vary based on other factors at the discretion of the compensation committee. For more information about our 2011 annual incentive program, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(2)
These awards consist of performance-based restricted stock unit awards. Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the form of award agreement. However, these awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeds 7% of the Company's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, please see "—Elements of the Executive Compensation Program—Long-Term Equity Incentive Compensation" above.

(3)
Represents the grant date fair value of equity awards granted to the NEO determined in accordance with ASC Topic 718. See Note 12 to our Consolidated Financial Statements included in the Original Form 10-K for details as to the assumptions used to determine the fair value of equity awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements.

(4)
Pursuant to the terms of his employment agreement, Mr. Trifon is eligible to receive a quarterly incentive of at least $25,000 based on predefined corporate business objectives. In addition, the Company pays to Mr. Trifon an incentive based on the annual revenue of MediaMind and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeds the expected annual revenue stated in the operational budget of that year. As these amounts are not determinable, they are not reflected in the table above. For more information about Mr. Trifon's incentives for 2011, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(5)
Mr. Trifon's option granted in August 2011 vests ratably over each of the 36 months following the date of grant, subject to earlier vesting upon certain events as specified in the form of award agreement and his employment agreement. For more information about this award, please see "—Elements of the Executive Compensation Program—Long-Term Equity Incentive Compensation" above. In connection with the completion of the Company's acquisition of MediaMind in June 2011, the Company assumed options to purchase shares of MediaMind common stock previously issued by MediaMind and converted them into options to purchase shares of common stock of the Company. The number of options issued, and the related exercise price were adjusted pursuant to the terms of the merger agreement. The options granted by MediaMind had an accelerated vesting provision following a change in control such that all options assumed by the Company will vest ratably over the remaining twelve months following the closing of the transaction.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)
Scott K. Ginsburg	2,500		—		12.90	February 20, 2012	—		—
	100,000		—		5.88	July 12, 2013
	—		—		—	—	90,000	(2)	$1,072,800	(3)
Neil H. Nguyen	7,501		—		5.88	July 12, 2013	—		—
	100,000		100,000		14.14	December 23, 2018	—		—
	62,499		62,501		27.77	December 21, 2019	—		—
	—		—		—	—	33,000	(2)	$393,360	(3)
Omar A. Choucair	12,500		—		12.90	February 20, 2012	—		—
	40,000		—		5.88	July 12, 2013	—		—
	187,498		62,502		14.14	December 23, 2018	—		—
Gal Trifon	756		—		7.03	February 11, 2019	—		—
	16,564	(4)	23,191	(4)	20.57	January 21, 2021	—		—
	6,249	(5)	68,751	(5)	20.04	August, 18, 2021	—		—

(1)
Except as otherwise specified, all of the options have a term of ten years from the original date of grant. Options will vest 25% on the first anniversary of the date of grant, and the remainder vests ratably over each of the 36 months thereafter, subject to earlier vesting upon certain events as specified in the form of award agreement or the NEO's employment agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Long-Term Equity Incentive Compensation" above.

(2)
Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the form of award agreement. However, these awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeded 7% of the Company's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, please see "—Elements of the Executive Compensation Program—Long-Term Equity Incentive Compensation" above.

(3)
Value is calculated using a value of our common stock of $11.92 per share, the closing price of our common stock on December 30, 2011, which was the last trading day of 2011.

(4)
In connection with the completion of the Company's acquisition of MediaMind in June 2011, the Company assumed options to purchase shares of MediaMind common stock previously issued by MediaMind and converted them into options to purchase shares of common stock of the Company. The number of options issued, and the related exercise price were adjusted pursuant to the terms of the merger agreement. The options granted by MediaMind had an accelerated vesting provision following a change in control such that all options assumed by the Company will vest ratably over the remaining twelve months following the closing of the transaction.

(5)
Mr. Trifon's option vests ratably over each of the 36 months following the date of grant, subject to earlier vesting upon certain events as specified in the form of award agreement and his employment agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Long-Term Equity Incentive Compensation" above.

Option Exercises and Stock Vested

        The following table shows information regarding option exercises by, and the vesting of stock awards held by, the NEOs during the fiscal year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott K. Ginsburg	—	$—	116,667	$3,110,982
Neil H. Nguyen	—	$—	—	—
Omar A. Choucair	—	$—	—	—
Gal Trifon	—	$—	—	—

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Executive Transition and Employment Agreements

        The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee or the entire Board of Directors. The terms of Mr. Ginsburg's employment agreement with us were the result of negotiations between us and Mr. Ginsburg and were approved by our Board of Directors. The terms of the employment agreements with Messrs. Nguyen, Choucair and Trifon were the result of negotiations between Mr. Ginsburg and/or the Compensation Committee and the applicable executive.

2012 Employment Agreements with Messrs. Ginsburg and Nguyen

        Effective January 1, 2012, Mr. Ginsburg transitioned to the role of Executive Chairman and Mr. Nguyen became our President and Chief Executive Officer.

        In connection with the foregoing transition, the Company entered into new employment agreements with each of Messrs. Ginsburg and Nguyen. Each of the employment agreements has an initial term of three years beginning January 1, 2012, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms. These new employment agreements replaced the existing employment agreements with these executives, effective January 1, 2012.

        Under the new employment agreements, Mr. Ginsburg's initial annual base salary will be $630,000, and Mr. Nguyen's initial annual base salary will be $595,000, which amounts will be subject to increase each year at the discretion of the board of directors or the compensation committee thereof (which increase will be no less than 5% each year in each of 2013 and 2014). Each executive's target annual incentive will be 100% of his then-applicable annual base salary. It is anticipated that 75% of each executive's incentive will be determined based on the Company's achievement of financial objectives for the relevant year, including attainment of revenue and Adjusted EBITDA goals, and that 25% of each executive's incentive will be determined based on subjective individual objectives for the relevant year. Pursuant to an amendment to the new employment agreements dated March 29, 2012, the Compensation Committee specified that, with respect to the corporate component of the annual bonus, an achievement level of 90% relative to the corporate performance objectives will be required for any bonus payout and will result in a bonus payment equal to 50% of the target bonus. Each executive will have a maximum annual bonus equal to 200% of the target bonus, which amount would be payable for an achievement level of 110% or more relative to the corporate performance objectives. Each executive is entitled to four weeks of paid vacation per calendar year, will receive a car allowance totaling $1,000 per month for the term of the agreement, will be reimbursed for financial and tax planning services in an amount up to $7,500 annually and will receive a comprehensive physical at Company expense in an amount up to $5,000 annually. Finally, the Company shall pay the amount of premiums or other costs incurred for the coverage of the executive and his spouse and dependent family members under the Company's health plan.

        The new employment agreements also include provisions respecting severance. If the executive is terminated without cause or resigns for good reason, or in the event of non-renewal of the term of the agreement by the Company, he will be entitled to his base salary through the remainder of the initial three-year term or 12 months' base salary, whichever is greater, in either case at the rate then in effect. Mr. Ginsburg's severance will be payable in a lump sum within 60 days following his date of termination. Mr. Nguyen's severance will be paid as follows: an amount equal to 12 months' base salary will be paid in accordance with the Company's standard payroll practices over the 12 month period following his date of termination and any additional severance will be payable in a lump sum within 60 days following his date of termination. In addition, in the event the executive's termination without cause or resignation for good reason or the non-renewal of the term of the agreement by the Company occurs following a change in control, or in the event of the executive's death or his termination of employment by reason of his disability, the executive will also be entitled to receive the annual incentive which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs. Such annual incentive shall be determined by the compensation committee based on the Company's performance for such year and in accordance with the terms of the applicable incentive program for such year, payable in a lump sum payment on the date on which annual incentives for the year in which his termination occurs are paid to the Company's executive officers generally, but in all events between January 1 and March 15 of the year following the year in which the termination occurs. If the executive is terminated by the Company for cause or resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

        For purposes of the new employment agreements, good reason includes the assignment of duties inconsistent with the executive's title, a material reduction in salary and perquisites, the relocation of the Company's principal office by more than twenty miles, the transfer to an office other than the principal office or a material breach of the employment agreement by the Company. For purposes of the agreements, cause includes conviction of or a plea of guilty or nolo contendre by the executive to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the agreement by the executive.

        The agreements also contain standard confidentiality, non-competition and non-solicitation covenants.

Employment Agreement with Omar A. Choucair

        Effective as of December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our Chief Financial Officer, Omar A. Choucair. Pursuant to the Amended and Restated Employment Agreement between Mr. Choucair and the Company (the "CFO Agreement"), the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the effective date of the CFO Agreement through December 31, 2011. The CFO Agreement expired by its terms on that date. Under the CFO Agreement, Mr. Choucair was entitled to an annualized base salary of $335,000 for the year ending December 31, 2009, $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011. Mr. Choucair was eligible for an annual incentive of up to $140,000 during the term of the CFO Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Mr. Choucair was entitled to participate in the Company's stock option plans, was entitled to four weeks of paid vacation per calendar year and was to receive a car allowance totaling $500 per month for the term of the CFO Agreement. Finally, during the term of the CFO Agreement, the Company paid the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

        The CFO Agreement also included provisions respecting severance. Pursuant to the CFO Agreement, if Mr. Choucair's employment was terminated prior to the end of the employment term by the Company other than for cause (as described below) or death or by Mr. Choucair for good reason (as described below), he was entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination in a lump sum payment. He had no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he was terminated by the Company for cause (as described below), or at the end of the employment term, he would not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months in a lump sum payment.

        Pursuant to the terms of the CFO Agreement, in the event of a change in control, all outstanding stock options held by or on behalf of Mr. Choucair would become fully vested and exercisable.

        Under the CFO Agreement, good reason included the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the CFO Agreement by the Company. Under the CFO Agreement, cause included conviction of or a plea of guilty or nolo contendre by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the CFO Agreement by Mr. Choucair.

        The CFO Agreement also contained standard non-solicitation, non-competition and confidentiality provisions.

Transition Agreement with Omar A. Choucair

        On February 15, 2012, the Company announced that Mr. Choucair will be resigning as Chief Financial Officer effective as of May 31, 2012. Mr. Choucair will serve as a consultant to the Company following his termination of employment through June 30, 2013 (the Consulting Period) to assist the Company with various endeavors. Mr. Choucair will also resign from his position as a member of the Board of Directors of the Company as of May 31, 2012.

        Pursuant to the employment transition and consulting agreement between Mr. Choucair and the Company (the Transition Agreement), Mr. Choucair will continue to be employed as the Chief Financial Officer of the Company on the same terms and conditions of employment as were in effect under the CFO Agreement through May 31, 2012. He will be eligible for a target incentive of $83,500 for this period of employment. In addition, he received an annual incentive for 2011 in the amount of $162,150. Following his termination of employment, Mr. Choucair will receive cash severance equal to $177,500, payable in a lump sum before March 1, 2013. For the first six months of the Consulting Period, Mr. Choucair will receive consulting fees in the amount of $28,000 per month. During the final seven months of the Consulting Period, Mr. Choucair will receive consulting fees in the amount of $1,750 per month. Additionally, pursuant to the Transition Agreement, Mr. Choucair will receive full vesting credit under his outstanding equity awards on the date of his termination of employment and those equity awards will continue to be exercisable, if applicable, for the duration of the Consulting Period. Mr. Choucair is also entitled to continued health coverage at the Company's expense through June 30, 2013. The foregoing severance benefits and consulting compensation are conditioned on Mr. Choucair's execution of general release of claims in favor of the Company.

Employment Agreement with Gal Trifon

        In June 2011, the Company acquired MediaMind. In connection with that acquisition, the Company entered into a new employment agreement with Gal Trifon, our Chief Digital Officer.

        Under the employment agreement, Mr. Trifon's initial annual base salary will be $387,000, which amount will be subject to review each year. Mr. Trifon will be eligible to receive a quarterly incentive of at least $25,000 based on predefined corporate business objectives. In addition, unless Mr. Trifon is a participant in the Company's annual incentive program for its executives, the Company shall pay to him a incentive based on the annual revenue of MediaMind and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind Technologies up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeds the expected annual revenue stated in the operational budget of that year. In the event of Mr. Trifon's termination of employment for any reason other than cause, Mr. Trifon will be entitled to receive a pro rata portion of the foregoing incentive. Mr. Trifon is entitled to 25 days of paid vacation per calendar year. As required by Israeli law, the Company will also insure Mr. Trifon in a manager's insurance policy and pay an annual premium of approximately 11% of his annual base salary for such policy. The Company will also contribute an amount equal to 5% of Mr. Trifon's annual base salary towards a further education fund for his benefit. Mr. Trifon is also entitled to a meal allowance on working days.

        Pursuant to the employment agreement, Mr. Trifon was granted stock options to purchase 75,000 shares of our common stock in connection with his commencement of employment. This award vests monthly over a period of three years. In addition, 50% of any unvested options subject to this award will vest upon the occurrence of a change in control and 100% of the options subject to this award will vest in the event of Mr. Trifon's termination of employment by the Company without cause (as defined below) or his resignation for good reason (as defined below) within 12 months following a change in control.

        The employment agreement also include provisions respecting termination of Mr. Trifon's employment. As required by Israeli law, either party may terminate the employment relationship upon six months' prior notice (unless Mr. Trifon's employment is terminated for cause). During the foregoing prior notice period (which shall also apply in the event of Mr. Trifon's termination of employment by reason of his disability), the Company shall be obligated to continue to pay to Mr. Trifon his base salary and the quarterly and revenue-based incentive bonuses described above and all stock options granted to Mr. Trifon will continue to vest. In lieu of providing this prior notice, the Company may elect to pay to Mr. Trifon the amounts he would otherwise have received during the prior notice period. Following Mr. Trifon's termination of employment for any reason other than cause, the right to receive the manager's insurance policy and the further education fund shall be transferred to Mr. Trifon. In the event of Mr. Trifon's termination for cause, only that portion of the manager's insurance policy attributable to his contributions will be transferred to him.

        For purposes of the employment agreement, good reason includes a reduction in salary, the relocation of Mr. Trifon's principal place of employment by more than fifty kilometers, or a material and adverse reduction in Mr. Trifon's duties or responsibilities. For purposes of the employment agreement, cause includes conviction of any felony involving moral turpitude or affecting the Company or any of its affiliates, embezzlement of funds, any breach of fiduciary duties or duty of care, or any conduct materially detrimental to the Company or one of its affiliates.

        The agreement also contains standard confidentiality, non-competition and non-solicitation covenants.

Potential Payments upon Termination or Change in Control

        The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the NEO's employment had terminated, or a change in control had occurred, on December 31, 2011, given the NEO's compensation and service levels as of such date and, if applicable, based on the Company's closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary and vacation pay and distributions under the Company's 401(k) plan (assuming the executive participated in the plan).

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the Company's stock price and the executive's age.

Scott K. Ginsburg, Executive Chairman

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change in control occurred on December 31, 2011, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Ginsburg for Good Reason(1)
Base Salary	$600,000	$—	$600,000
Bonus	$960,000	$960,000	$960,000
Acceleration of Vesting of Equity Awards::
Number of Restricted Stock Units	90,000	90,000	90,000
Value(2)	$1,072,800	$1,072,800	$1,072,800

Total	$2,632,800	$2,032,800	$2,632,800

(1)
With respect to the "Change in Control" column, base salary and bonus would only be paid upon an involuntary termination of employment by the Company without cause or a voluntary termination by Mr. Ginsburg for good reason following a change in control. Pursuant to the employment agreement between the Company and Mr. Ginsburg in effect on December 31, 2011, which agreement was superseded by Mr. Ginsburg's new employment agreement effective January 1, 2012, as described above, if Mr. Ginsburg employment was terminated prior to the end of the employment term by the Company other than for cause or by Mr. Ginsburg for good reason, he was entitled to (a) his base salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination, payable in a lump sum payment, plus (b) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurred, which annual bonus was to be determined by the Compensation Committee based on the Company's performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment. In the event of Mr. Ginsburg's death or his termination of employment by reason of his disability during the employment term, he was entitled to receive the annual bonus amount as described in clause (b) above. For purposes of the foregoing table, Mr. Ginsburg's actual 2011 bonus was used for these calculations.

(2)
Value upon acceleration is calculated using a value of our common stock of $11.92 per share, the closing price of our common stock on December 30, 2011, which was the last trading day of 2011.

Neil H. Nguyen, President and Chief Executive Officer

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change in control occurred on December 31, 2011, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Nguyen for Good Reason(1)
Base Salary	$450,000	$—	$450,000
Bonus	$270,000	$270,000	$270,000
Acceleration of Vesting of Equity Awards:
Number of Stock Options	81,250	—	—
Number of Restricted Stock Units	33,000	33,000	33,000
Value(2)	$393,360	$393,360	$393,360

Total	$1,113,360	$663,360	$1,113,360

(1)
With respect to the "Change in Control" column, base salary and bonus would only be paid upon an involuntary termination of employment by the Company without cause or a voluntary termination by Mr. Nguyen for good reason following a change in control. Pursuant to the employment agreement between the Company and Mr. Nguyen in effect on December 31, 2011, which agreement was superseded by Mr. Nguyen's new employment agreement effective January 1, 2012, as described above, if Mr. Nguyen's employment was terminated prior to the end of the employment term by the Company other than for cause or death or by Mr. Nguyen for good reason, he was entitled to (a) his base salary from the date of termination through the first anniversary of the date of termination, at the rate of salary in effect on the date of termination, payable over the severance period in accordance with the Company's then standard payroll practices for Mr. Nguyen, plus (b) the annual bonus which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurred, which annual bonus was to be determined by the Compensation Committee based on the Company's performance for such year and in accordance with the terms of the applicable bonus program for such year, payable in a lump sum payment. In the event of Mr. Nguyen's death or his termination of employment by reason of his disability during the employment term, he was entitled to receive the annual bonus amount as described in clause (b) above. For purposes of the foregoing table, Mr. Nguyen's actual 2011 bonus was used for these calculations.

(2)
Value upon acceleration is calculated using a value of our common stock of $11.92 per share, the closing price of our common stock on December 30, 2011, which was the last trading day of 2011. In the case of stock options, the exercise price of the options is deducted.

Gal Trifon, Chief Digital Officer

        The following table summarizes the potential payments to Mr. Trifon assuming his employment with us was terminated or a change in control occurred on December 31, 2011, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control	Termination upon Disability(1)	Termination by us without Cause or by Mr. Trifon for Good Reason(1)	Termination by us without Cause or by Mr. Trifon for Good Reason within 12 months following a Change in Control(1)
Base Salary	—	$103,985	$103,985	$103,985
Bonus	—	$—	$—	$—
Acceleration of Vesting of Equity Awards
Number of Stock Options	45,971	—	—	91,942
Value(2)	$—	$—	$—	$—

Total	$—	$103,985	$103,985	$103,985

(1)
Base salary, bonus and social benefits amounts represent the amount required to continue to be paid by the Company during the six month prior notice period in the employment agreement as required by Israeli law.

(2)
Value upon acceleration is calculated using a value of our common stock of $11.92 per share, the closing price of our common stock on December 30, 2011, which was the last trading day of 2011. In the case of stock options, the exercise price of the options is deducted.

Omar A. Choucair, Chief Financial Officer

        The following table summarizes the potential payments to Mr. Choucair assuming his employment with us was terminated or a change in control occurred on December 31, 2011, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability	Termination by us without Cause or by Mr. Choucair for Good Reason
Base Salary	$177,500	$177,500	$177,500
Bonus	—	—	—
Acceleration of Vesting of Equity Awards:
Number of Stock Options	31,251	—	—
Value(2)	$—	—	—

Total	$177,500	$177,500	$177,500

(1)
Base salary would only be paid upon an involuntary termination of employment by the Company without cause or by Mr. Choucair for good reason following a change in control.

(2)
Value upon acceleration is calculated using a value of our common stock of $11.92 per share, the closing price of our common stock on December 30, 2011, which was the last trading day of 2011. In the case of stock options, the exercise price of the options is deducted.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2011.

Name(1)	Fees Earned ($)	Stock-based Compensation(2)	Total ($)
William Donner(3)	43,500	94,982	138,482
Lisa Gallagher	37,500	94,982	132,482
Kevin C. Howe(3)	43,500	94,982	138,482
David M. Kantor	43,500	94,982	138,482
Anthony J. LeVecchio(4)	28,750	61,940	90,690
John R. Harris	57,750	94,982	152,732
Jeff Rich(5)	31,500	156,322	187,822
C. H. Moore(6)	35,000	156,922	191,922

(1)
Scott Ginsburg, our Executive Chairman, Neil Nguyen, our President and Chief Executive Officer, and Omar Choucair, our Chief Financial Officer, are not included in this table because they are employees and thus receive no compensation for their services as directors. The compensation received by Messrs. Ginsburg, Nguyen and Choucair as employees is shown in the Summary Compensation Table above.

(2)
Represents the grant date fair value determined in accordance with ASC Topic 718 of the stock awards granted to each non-employee director during 2011. See Note 12 to our Consolidated Financial Statements included in the Original Form 10-K for details as to the assumptions used to determine the grant date fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements. Except with respect to Messrs. Kantor, Rich, Moore, Donner, Howe, and LeVecchio, and Ms. Gallagher, the 5,268 restricted stock units granted to our non-employee directors on November 1, 2011 represent the non-employee directors' only outstanding equity awards as of December 31, 2011. As of December 31, 2011, Mr. Kantor also holds options to purchase 17,500 shares of our common stock. As of December 31, 2011, Messrs. Rich and Moore also each held 2,000 shares of restricted stock granted to them upon their appointment to the Board of Directors in 2011. Messrs. Donner, Howe and LeVecchio were no longer members of the Board of Directors as of December 31, 2011 and therefore had no outstanding equity awards at that time.

(3)
Messrs. Donner and Howe did not stand for re-election to the Board of Directors at our Annual Shareholder Meeting on November 1, 2011, and ceased to serve as directors on that date.

(4)
Mr. LeVecchio resigned from the board effective June 28, 2011.

(5)
Mr. Rich was elected to our Board of Directors in March, 2011 and was awarded 2,000 shares of restricted stock on March 16, 2011 with a grant date fair value of $61,340. These shares of restricted stock remained unvested as of December 31, 2011, in addition to the restricted stock unit award on November 1, 2011 described in (2) above, represented Mr. Rich's only outstanding equity awards as of December 31, 2011.

(6)
Mr. Moore was elected to our Board of Directors in June, 2011 and was awarded 2,000 shares of restricted stock on June 30, 2011 with a grant date fair value of $61,940. These shares of restricted stock, remained unvested as of December 31, 2011, in addition to the restricted stock unit award on November 1, 2011 described in (2) above, represented Mr. Moore's only outstanding equity awards as of December 31, 2011.

  Director Compensation Policy

        Messrs. Ginsburg, Nguyen and Choucair are not paid any fees or other compensation for services as members of our Board of Directors or of any committee of our Board of Directors.

        Until April 1, 2011, the non-employee members of our Board of Directors received compensation for services provided as a director as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid its directors an annual cash retainer of $12,000 plus $1,500 per Board of Directors meeting attended, plus $1,500 per meeting of each committee or special assignments of the Board of Directors.

        Effective April 1, 2011, the Company changed its director compensation policy by increasing the annual cash retainer to $40,000 and eliminating the fees paid for attending meetings. The annual cash retainer will increase to $50,000 effective January 1, 2012. In addition, the annual retainer paid to the chairman of each committee was increased as follows:

Audit Committee Chairman Retainer	$20,000
Compensation Committee Chairman Retainer	$15,000
Nominating Committee Chairman Retainer	$12,000

        Prior to April 1, 2011, members of our Board of Directors received an award of 2,000 shares of restricted stock upon joining the Board of Directors, which shares vested ratably over three years. Members of our Board of Directors are also eligible to receive grants of equity awards on an annual basis in line with recommendations by the Compensation Committee. Commencing April 1, 2011, each member of the Board of Directors receives an annual restricted stock award on the date of each annual meeting of the Company's stockholders, commencing with the 2012 annual meeting of the Company's stockholders, with an estimated grant-date fair value of $95,000. These annual awards will vest on the first anniversary of the date of grant. In addition, all of these awards will vest in the event of a change of control. Members of our Board of Directors are also eligible to receive grants of equity awards upon joining the Board of Directors.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Harris (Chairman) and Kantor. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2011, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of March 31, 2012, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned as of March 31, 2012(1)
Beneficial Owner	Number of Shares	Percentage of Class
Scott K. Ginsburg(2) Moon Doggie Family Partnership	2,172,654	8.0%
Neil H. Nguyen(3)	252,246	*
Gal Trifon(4)	60,884	*
Omar A. Choucair(5)	266,392	1.0%
John R. Harris	2,000	*
Jeffrey A. Rich	7,000	*
David M. Kantor(6)	26,500	*
C. H. Moore(7)	4,500	*
Lisa C. Gallagher(8)	17,000	*
FMR, LLC 82 Devonshire Street Boston, MA 02109	2,035,397	7.5%
BlackRock Advisors, LLC 40 East 52nd Street New York, NY 10022	1,996,765	7.3%
Discover Group LLC 191 North Wacker Drive Suite 1685 Chicago, IL 60606	1,619,619	6.0%
Opus Capital Management LLC 1 West Fourth Street 25th Floor Cincinnati, OH 45202	1,362,898	5.0%
All directors and executive officers as a group (9 persons)(9)	2,809,176	10.1%

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

(2)
Includes 1,767,642 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. Includes options exercisable into 102,500 shares of common stock. (Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P.)

(3)
Includes options exercisable into 247,081 shares of common stock.

(4)
Includes options exercisable into 46,384 shares of common stock.

(5)
Includes options exercisable into 260,831 shares of common stock.

(6)
Includes options exercisable into 17,500 shares of common stock, 667 shares of common stock from restricted grants.

(7)
Includes 2,000 shares of restricted common stock.

(8)
Includes 667 shares of restricted common stock.

(9)
Includes options exercisable into 674,296 shares of common stock and 1,334 shares of restricted common stock.

Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2011.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Common stock options approved by security holders	2,484,844	$17.79	2,719,406
Common stock options not approved by security holders	—	—	—
Total	2,484,844	$17.79	2,719,406

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

Director Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Mr. Howe, Mr. Kantor, Mr. Moore, Mr. Donner, Mr. Harris, Mr. Rich, Mr. LeVecchio and Ms. Gallagher are independent from our management, as an "independent director" as defined under the NASDAQ Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Audit	$1,831,481	$1,405,249
Audit Related	695,331	77,779
Tax	436,186	—
Access fees to online accounting research tool	2,890	2,159
Total	$2,965,888	$1,485,187

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

  Audit-Related Fees

        We paid Ernst & Young $695,331 in 2011 for due diligence services related to 2011 acquisitions.

  Tax Fees

        We paid Ernst & Young $436,186 in 2011 for tax consultation services related to our international expansion.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Registered Public Accounting Firm

        Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve such services between committee meetings those services that have not already been pre-approved by the Committee. The Chair is required to report any such pre-approval decisions to the full Committee at its next scheduled meeting.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)
Exhibits. An index to exhibits has been filed as part of this Amendment and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL GENERATION, INC.
Date: April 27, 2012
	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Title	Date

* Scott K. Ginsburg	Executive Chairman of the Board of Directors	April 27, 2012
* Neil H. Nguyen	President, Chief Executive Officer and Director	April 27, 2012
* Omar A. Choucair	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 27, 2012
* Jeffrey A. Rich	Director	April 27, 2012
* David M. Kantor	Director	April 27, 2012
* Lisa C. Gallagher	Director	April 27, 2012
* Cecil H. Moore	Director	April 27, 2012
* John R. Harris	Director	April 27, 2012

*By:	/s/ NEIL H. NGUYEN Neil H. Nguyen As Attorney-in-Fact Pursuant to Powers of Attorney Previously Filed

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.