Form 10-Q
period 2012-03-31
Digital Generation, Inc.
filed 2012-05-10
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 8, 2012, the registrant had 27,573,420 shares of Common Stock, par value $0.001, outstanding.

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

•                  other factors in the risk factors discussed elsewhere herein under the heading “Risk Factors.”

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$52,871	$72,575
Short-term investments	7,038	10,390
Accounts receivable (less allowances of $2,247 in 2012 and $2,176 in 2011)	90,506	100,719
Deferred income taxes	4,796	4,796
Other current assets (includes restricted cash of $1,180 in 2012 and 2011)	19,343	14,562
Assets of discontinued operations	766	766
Total current assets	175,320	203,808
Property and equipment, net	56,933	54,159
Goodwill	576,891	576,435
Intangible assets, net	194,499	201,405
Deferred income taxes	5,924	2,595
Other non-current assets (includes restricted cash of $3,201 in 2012 and $2,989 in 2011)	19,773	18,642
Total assets	$1,029,340	$1,057,044

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$21,638	$4,900
Accounts payable	12,876	14,356
Accrued liabilities	27,041	34,827
Deferred revenue	2,119	2,474
Total current liabilities	63,674	56,557
Long-term debt, net of current portion	435,382	478,133
Deferred income taxes	7,644	7,644
Other non-current liabilities	6,678	6,924
Total liabilities	513,378	549,258

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 28,717 issued and 27,213 outstanding at March 31, 2012; 28,707 issued and 27,203 outstanding at December 31, 2011	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	630,960	626,398
Accumulated deficit	(78,324)	(79,312)
Accumulated other comprehensive loss	(1,155)	(3,781)
Total stockholders’ equity	515,962	507,786
Total liabilities and stockholders’ equity	$1,029,340	$1,057,044

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Television	$61,831	$59,179
Online	31,018	4,331
Total revenues	92,849	63,510
Cost of revenues (excluding depreciation and amortization):
Television	20,439	19,381
Online	12,541	2,133
Total cost of revenues	32,980	21,514
Operating expenses:
Sales and marketing	14,673	2,703
Research and development	6,938	2,672
General and administrative	13,164	8,340
Acquisition and integration	1,470	10
Depreciation and amortization	13,229	6,850
Total operating expenses	49,474	20,575
Income from operations	10,395	21,421
Other expense:
Interest expense	8,093	49
Interest (income) and other, net	(10)	(108)
Income before income taxes	2,312	21,480
Provision for income taxes	1,033	8,592
Income from continuing operations	1,279	12,888
Discontinued operations:
Loss from discontinued operations	(291)	(209)
Net income	$988	$12,679

Basic income (loss) per common share:
Continuing operations	$0.05	$0.46
Discontinued operations	(0.01)	(0.01)
Total	$0.04	$0.45

Diluted income (loss) per common share:
Continuing operations	$0.05	$0.46
Discontinued operations	(0.01)	(0.01)
Total	$0.04	$0.45

Weighted average common shares outstanding:
Basic	27,210	27,794
Diluted	27,311	28,093

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$988	$12,679
Other comprehensive income:
Unrealized gain on derivatives, net of tax	340	—
Unrealized gain on available for sale securities, net of tax	368	—
Foreign currency translation adjustment	1,918	85
Total other comprehensive income	2,626	85

Total comprehensive income	$3,614	$12,764

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	28,707	$29	(1,504)	$(35,548)	$626,398	$(3,781)	$(79,312)	$507,786
Common stock issued on exercise of stock options	1	—	—	—	8	—	—	8
Common stock issued under employee stock purchase plan	7	—	—	—	83	—	—	83
Common stock issued on vesting of restricted stock	2	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,471	—	—	4,471
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	1,918	—	1,918
Unrealized gain on derivatives, net of tax	—	—	—	—	—	340	—	340
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	368	—	368
Net income	—	—	—	—	—	—	988	988
Total comprehensive income								3,614
Balance at March 31, 2012	28,717	$29	(1,504)	$(35,548)	$630,960	$(1,155)	$(78,324)	$515,962

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$988	$12,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	5,965	3,553
Amortization of intangibles	7,264	3,484
Deferred income taxes	(1,156)	2,686
Provision for accounts receivable losses	603	527
Share-based compensation	4,471	1,294
Other	230	(19)
Changes in operating assets and liabilities:
Accounts receivable	10,102	7,557
Other assets	(4,606)	(1,025)
Accounts payable and other liabilities	(11,453)	(2,569)
Deferred revenue	(377)	291
Net cash provided by operating activities	12,031	28,458

Cash flows from investing activities:
Purchases of property and equipment	(5,445)	(1,420)
Capitalized costs of developing software	(2,940)	(1,368)
Long-term investment	(1,000)	—
Proceeds from sale of short-term investments	3,350	—
Other	(13)	29
Net cash used in investing activities	(6,048)	(2,759)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	91	208
Purchases of treasury stock	—	(16,571)
Repayments of capital leases	(133)	(99)
Repayments of long-term debt	(26,225)	—
Net cash used in financing activities	(26,267)	(16,462)

Effect of exchange rate changes on cash and cash equivalents	580	85
Net increase (decrease) in cash and cash equivalents	(19,704)	9,322
Cash and cash equivalents at beginning of year	72,575	73,409

Cash and cash equivalents at end of period	$52,871	$82,731

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,238	$11
Cash paid for income taxes	$3,619	$3,279

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The Company

Digital Generation, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) is a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We also provide digital advertising campaign management solutions to media agencies and advertisers. We provide our customers with an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. We provide our customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns. We also offer a variety of other ancillary products and services to the advertising industry. Our business has grown largely from acquisitions. See Note 4.

We market our services directly in the United States and through our subsidiaries in several countries, including Canada, Israel, the United Kingdom, France, Germany, Australia, Ireland, Spain, Japan, China, Mexico and Brazil. See Note 12.

Acquisitions

During 2011 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
EyeWonder	September 1, 2011	$61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing.  Due to these acquisitions and related costs, our 2012 and 2011 operating results are not entirely comparable.  See Note 4.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”).

Seasonality and Political Advertising

Our business is seasonal, as a large portion of our revenues follow the advertising patterns of our customers.  Revenues tend to be lowest in the first and third quarters, build throughout the rest of the year and are generally the highest in the fourth quarter.  Further, our revenues are also affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

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

During the three months ended March 31, 2012, we reduced our estimated bonus for 2011 by approximately $1.1 million. The reduction was credited to general and administrative expense in the current period.  The revised estimate increased income from continuing operations, net income and diluted earnings per share by $0.6 million, $0.6 million and $0.02, respectively, during the three months ended March 31, 2012.

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Derivative Instruments

We enter into foreign currency forward contracts to hedge the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates (principally the exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar). Portions of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts. At March 31, 2012, we had $13.7 million notional amount of foreign currency forward contracts outstanding that had a fair value asset balance of $12,000. It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. We have pledged deposits of $0.5 million as collateral against our foreign currency forward contracts. This restricted cash is included in other current assets.

Long-Term Investment

On March 29, 2012, we acquired a 17% equity interest in Adagoo Ltd. (“Adagoo”) for $1.0 million.  We also committed to purchase an additional 6% interest (bringing our total equity interest to 23%) for $0.5 million if certain conditions are satisfied.  Adagoo, founded in 2010 and based in Israel, is developing a web-based audience and content measurement platform for publishers.  The platform is being designed to help publishers analyze and classify Internet web sites as to demographics, content categories, and the absence of offensive content.  To date, Adagoo’s revenues have been nominal.  In the short term, we expect Adagoo to continue to report operating losses.  We are accounting for our investment using the equity method of accounting.

Acquisition and Integration Expenses

Acquisition and integration expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees) and costs to integrate the acquired operation (e.g., severance pay, office closure costs) into the Company. A summary of our acquisition and integration expenses are as follows (in thousands):

	Three Months Ended March 31,
Description	2012	2011
Legal, accounting and due diligence fees	$278	$10
Severance	1,179	—
Integration costs	13	—
Total	$1,470	$10

2.  Recently Adopted Accounting Guidance

Effective January 1, 2012, we adopted ASU 2011-04 issued by the Financial Accounting Standards Board (“FASB”).  ASU 2011-04 conforms existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards.  These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements.  The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

Effective January 1, 2012, we adopted ASU 2011-05 issued by the FASB.  ASU 2011-05 changes the options available when presenting comprehensive income.  These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed.  Additionally, no changes were made to the calculation and presentation of earnings per share.  The adoption of ASU 2011-05 only changed the presentation of comprehensive income.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value (carrying value equals fair value) as of March 31, 2012 and December 31, 2011.  The carrying value of our accounts receivable and accounts payable approximates the respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at March 31, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$5,182	$—	$—	$5,182
Currency forward derivatives	(b)	—	12	—	12
Marketable equity securities	(c)	1,857	—	—	1,857

Total		$7,039	$12	$—	$7,051

Liabilities:
Danidin earnout	(d)	$—	$—	$918	$918
Match Point earnout	(e)	—	—	738	738

Total		$—	$—	$1,656	$1,656

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,929	$—	$—	$35,929
Marketable equity securities	(c)	1,489	—	—	1,489

Total		$37,418	$—	$—	$37,418

Liabilities:
Currency forward derivatives	(d)	$—	$532	$—	$532
Danidin earnout	(d)(e)	—	—	935	935
Match Point earnout	(e)	—	—	738	738

Total		$—	$532	$1,673	$2,205

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in accrued liabilities.

(e) Included in other non-current liabilities.

The fair value of our money market funds and marketable equity securities were determined based upon market prices. The cost basis of our available for sale marketable equity securities is $1.2 million and the unrealized gains of $0.6 million are included in accumulated other comprehensive loss. The currency forwards are derivative instruments whose value is based upon quoted market prices from various market participants.

As permitted in the EyeWonder purchase agreement, we held back $5 million of the purchase price to fund certain transaction costs for a one-year period. To the extent we do not spend all or a portion of the $5 million fund on allowable transaction costs within one year of the purchase date (September 1, 2011), we are required to remit the balance to the EyeWonder seller. Presently, we anticipate utilizing the entire fund on allowable transaction costs within the one-year period.

In connection with our purchase of MediaMind, we assumed an earnout obligation MediaMind had entered into in March 2011 in connection with its purchase of an Italian operator called Danidin. The Danidin earnout was determined based upon our estimate of Danidin’s future revenue and the corresponding earnout level achieved, discounted to its present value. The Match Point earnout was determined based upon our estimate of Match Point’s future revenue and the corresponding earnout level achieved, discounted to its present value. The change in fair value has been recorded in cost of revenues in the accompanying consolidated statements of operations. The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

	Danidin Earnout	Match Point Earnout
Balance at December 31, 2011	$935	$738
Change in fair value recognized in earnings	(17)	—

Balance at March 31, 2012	$918	$738

The fair value of our debt (see Note 6) at March 31, 2012 was approximately $460.2 million based on the average trading price(a Level 1 fair value measurement).

Short-Term Investments

We had the following short-term investments at March 31, 2012 (in thousands):

Description	Amount
Certificates of deposit	$5,039
Short-term bonds	1,999
Total	$7,038

Our certificates of deposit are in amounts in excess of $0.1 million and are held in a bank located in Israel. The certificates of deposit and short-term bonds are considered held-to-maturity securities as we have the ability and intent to hold them to maturity. They are carried at amortized cost which approximates fair value.

4.  Acquisitions

During 2011 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
EyeWonder	September 1, 2011	$61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing.  Accordingly, 2012 and 2011 operating results are not entirely comparable due to these acquisitions and related costs.  The purchase price allocations for MediaMind and EyeWonder are preliminary and subject to further review and analysis and a determination of the tax attributes of deferred tax liabilities.

The following pro forma information presents our results of operations for the three month period ended March 31, 2011 as if the EyeWonder, MediaMind and MIJO acquisitions had occurred on January 1, 2011 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	Unaudited Three Months Ended March 31, 2011
	As Reported	Pro Forma
Revenue	$63,510	$96,059
Income from continuing operations	12,888	4,574
Income per share—continuing operations:
Basic	$0.46	$0.16
Diluted	$0.46	$0.16

5. Goodwill and Other Long-Lived Assets

Changes in the carrying value of our goodwill by reporting unit for the three months ended March 31, 2012 are as follows (in thousands):

	Television	Online	SourceEcreative	Total

Balance at December 31, 2011	$231,777	$342,660	$1,998	$576,435
Foreign currency translation	456	—	—	456
Balance at March 31, 2012	$232,233	$342,660	$1,998	$576,891

Risk of Future Impairment

At March 31, 2012, our market capitalization of $278 million was 46% below the book value of our stockholders’ equity, which is an indicator of goodwill impairment.  We evaluate our goodwill for possible impairment at the reporting unit level.  At December 31, 2011, based on a variety of methods including discounted cash flow models that use our internal forecasts, we determined the fair value of our online reporting unit was 6% in excess of its carrying value.  In preparing our discounted cash flow models, we make assumptions about future revenues and expenses to determine the cash flows that will result from the operation of each reporting unit.  As of March 31, 2012, we continue to believe that the fair value of our online unit exceeds its carrying value and therefore there is no impairment.

As part of our evaluation for the quarter ended March 31, 2012, we are mindful of a few factors.  First, we expect 2012 to be a challenging year as we transition the Unicast and EyeWonder customers to the MediaMind campaign management platform.  Second, our business is seasonal with the first quarter generally being the weakest in terms of revenue and operating margins.  We expect revenue and adjusted EBITDA margins will increase later in the year.  Third, as previously announced, we are in the process of realizing a substantial amount of operating synergies as we combine Unicast, EyeWonder and MediaMind into a single operation.  We have already taken steps to implement the majority of these planned synergies, however, the timing of realizing the benefits thereof are not always immediate.  We expect the full benefits of these synergies to be realized in 2013.

In spite of our expectations, as with any forecast, there is substantial risk the forecasted cash flows of our online reporting unit may fall short of our expectations.  If actual or expected future cash flows should fall below our current forecast, it is likely we would be required to record an impairment charge on the online reporting unit’s goodwill and may also need to record an impairment charge on the online reporting unit’s long-lived assets.  Future net cash flows are impacted by a variety of factors including revenues, our ability to achieve forecasted synergies from our acquisitions, operating margins, income tax rates, and discount rates.  Lastly, if our market capitalization remains well below our total stockholders’ equity for an extended period, it is likely we would be required to record an impairment charge.

6.  Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011

Term loans	$461,325	$487,550
Less unamortized discount	(4,305)	(4,517)
Revolving loans	—	—
Subtotal	457,020	483,033
Less current portion	(21,638)	(4,900)

Long-term portion	$435,382	$478,133

Amended Credit Facility

On July 26, 2011, we entered into an amended and restated credit agreement (the “Amended Credit Facility”) that provides for $490 million of term loans (the “Term Loans”) and $120 million of revolving loans (the “Revolving Loans”). The Term Loans were fully funded at closing and the proceeds therefrom were used in the acquisition of MediaMind (see Note 4). The Term Loans were issued net of a 1.0% original issue discount, which increased our effective borrowing rate by 0.18%. The Term Loans mature in 2018, bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments of $1.225 million ($4.9 million per year). Beginning in 2013, the Term Loans require mandatory prepayments of up to 50% of our excess cash flow (as defined in the Amended Credit Facility), depending on our consolidated leverage ratio (as defined in the Amended Credit Facility). In March 2012, we prepaid $25 million of our estimated 2013 excess cash flow principal payment.

The Revolving Loans mature in 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At March 31, 2012, we had $116.6 million of funds available under the Revolving Loans. In connection with the Amended Credit Facility, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.42%. At March 31, 2012, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 6.4%.

The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio. The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default. The Amended Credit Facility prohibits the payment of cash dividends and limits share redemptions and repurchases. There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. At March 31, 2012, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility. Absent a material deterioration of our financial performance, we expect to remain in compliance with the financial covenants. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets.

7.  Share-based Compensation

We issued stock options in the amounts shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2012	2011
Number of options granted	40,000	12,000
Grant date fair value of options granted per share	$8.16	$17.08
Weighted average exercise price of options granted	$14.27	$29.62
Volatility (1)	61%	59%
Risk free interest rate (2)	1.4%	2.7%
Expected term (in years) (3)	6.3	6.3
Expected annual dividends	None	None

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

During the first quarter of 2012, we granted 1,066,567 restricted stock units (“RSUs”) to certain of our executive officers.  The RSUs were valued at $14.7 million and vest over three years.  Vesting for 550,000 of the RSUs is subject to the grantees continued employment or providing service to us. Vesting for the remaining 516,567 RSUs is subject to the grantees continued employment or providing service to us, and certain performance and market conditions.

We recognized $4.5 million and $1.3 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended March 31, 2012 and 2011, respectively.  Unrecognized compensation costs related to unvested options, restricted stock awards and RSUs were $35.1 million at March 31, 2012.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.4 years.

8.  Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 44.7%, compared to 40.0% for the three months ended March 31, 2011.  The provisions for both periods differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes and certain non-deductible expenses.  Our effective rate increased primarily due to (i) a reduction in our taxable income which causes our non-deductible expenses to have a larger percentage impact on our effective tax rate, and (ii) an increase in our effective state income tax rate as a result of a shift in taxable income from jurisdictions with lower tax rates to jurisdictions with higher tax rates.

9.  Earnings per Share

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method, undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table reconciles earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Income from continuing operations	$1,279	$12,888
Less income allocated to unvested share awards	—	(63)
Income from continuing operations attributable to common shares	$1,279	$12,825

Weighted average common shares outstanding - basic	27,210	27,794
Dilutive securities	101	299
Weighted average common shares outstanding - diluted	27,311	28,093

Basic net income (loss) per common share:
Continuing	$0.05	$0.46
Discontinued	(0.01)	(0.01)
Total	$0.04	$0.45

Diluted net income (loss) per common share:
Continuing	$0.05	$0.46
Discontinued	(0.01)	(0.01)
Total	$0.04	$0.45

Antidilutive securities not included:
Options, warrants and RSUs	2,405	564

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

	March 31,	December 31,
Assets	2012	2011
Property and equipment, net	$350	$350
Intangible assets, net	416	416

Total	$766	$766

Operating results of discontinued operations for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$931	$1,215
Cost of revenues	1,000	1,106
Depreciation and amortization	—	186
Other operating expenses	416	271
Loss before income taxes	(485)	(348)
Benefit for income taxes	194	139

Loss from discontinued operations	$(291)	$(209)

11.  Segment Information

Our two reportable segments consist of television and online.  The television segment revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets.  The online segment revenues are principally derived from online advertising and related services.  We allocate corporate overhead to the television and online segments.  We use Adjusted EBITDA as our measure of segment profit.  Adjusted EBITDA reflects income from operations before acquisition and integration expenses, share-based compensation expense and depreciation and amortization.  Our reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2012			2011
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$61,831	$31,018	$92,849	$59,179	$4,331	$63,510
Adjusted EBITDA	29,138	427	29,565	29,675	(100)	29,575

Less:
Acquisition and integration			(1,470)			(10)
Share-based compensation			(4,471)			(1,294)
Depreciation and amortization			(13,229)			(6,850)

Income from operations			$10,395			$21,421

12.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$68,258	$62,320
North America (Excluding U.S.)	6,286	—
Europe, Middle East and Africa	13,303	919
Asia Pacific	4,303	162
Latin America	699	109

Total	$92,849	$63,510

13.  Subsequent Events

Transfer of Chors Unit

On April 2, 2012, we transferred certain assets, agreements and employees (the “Transferred Assets and Employees”) of chors GmbH (“Chors”), our German limited liability company that was acquired in the acquisition of EyeWonder in September 2011, to 24/7 Real Media Deutschland GmbH (“24/7 Germany”), a German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm.  In addition, 24/7 Germany agreed to refer or transition no less than $5.0 million worth of revenue (as defined) to DG within one year of the closing.  For the three months ended March 31, 2012, we reported $1.3 million of revenue from Chors.  We do not expect to report a significant gain or loss in connection with the transfer.

Acquisition of Peer39

On April 30, 2012, we acquired Peer39, Inc. (“Peer 39”), a provider of webpage level data for approximately $15.5 million in cash and shares of our common stock.  Peer 39, based in New York City, is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising.  Peer 39 analyzes web pages in terms of quality, safety and brand category allowing advertisers to make better buying decisions.  In connection with the transaction, we (i) paid $10 million in cash, (ii) issued 357,000 shares of our common stock and (iii) agreed to pay up to $2.3 million in an installment payment within one year of the acquisition. Peer 39 is now part of our online segment.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report.  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recently Adopted Accounting Guidance in Note 2 to our unaudited consolidated financial statements contained in this Report.

Risk of Future Impairment of Goodwill and Other Long-Lived Assets

See Note 5 to our consolidated financial statements for a discussion of the risk of a future impairment of our goodwill and other long-lived assets. If we are required to record an impairment charge related to goodwill and/or other long-lived assets on our balance sheet in a future period, that would result in a reduction to our net income in the period in which we take the charge.  This means we would likely report a substantial loss for that period, and possibly in future periods.

Overview

DG is the world’s leading ad management and distribution platform.  We help advertisers engage with consumers across television and online media, while delivering timely and impactful ad campaigns.  Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending.  We operate our business into two distinct reportable segments, television and online.

Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, the increasing trend towards delivering high definition (“HD”) data files, the emergence of online advertising, and the continued transition from the traditional dub and ship delivery method to digital broadcast signal transmission.

Television Segment

Our television segment’s revenue is principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The television segment includes the operating results of our ADS operation, SourceEcreative, Match Point and MIJO. The majority of our television segment revenue results from the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We generally bill our services on a per transaction basis. We also offer a variety of other services for the television advertising industry. These services include creative research, media production and duplication, management and storage of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery.

Online Segment

Our online segment’s revenue is principally derived from services relating to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. Currently, we operate three separate online advertising platforms, Unicast, which we acquired in 2008, and our recent acquisitions of MediaMind and EyeWonder.  We are in the process of migrating our EyeWonder and Unicast online advertising related business to the MediaMind platform.  As a result of this migration, we expect to incur costs in integrating these businesses and subsequently realize certain operating synergies.  We expect to complete the migration during 2012.

Our MediaMind platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search.  The MediaMind platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns.  Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size.  We manage campaigns for customers in about 75 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Acquisitions

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. During 2011, we acquired three separate businesses involved in the distribution of media content. Those acquisitions are summarized as follows:

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

First Quarter Highlights

•                  Overall revenues increased $29.3 million, or 46%, from last year’s first quarter principally due to our 2011 acquisitions.

•                  Revenues from our online segment increased $26.7 million, or 616%, from last year’s first quarter principally due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011.

•                  We incurred $1.5 million of acquisition and integration costs, compared to $0.0 million in the first quarter of 2011, in connection with our 2011 acquisitions.

•                  We repaid $26.2 million of our debt.  See Note 6 in the accompanying consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2012	Three Months Ended
	March 31,		vs.	March 31,
	2012	2011	2011	2012	2011
Revenues	$92,849	$63,510	46%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	32,980	21,514	53	35.5	33.9
Sales and marketing	14,673	2,703	443	15.8	4.3
Research and development	6,938	2,672	160	7.5	4.2
General and administrative	13,164	8,340	58	14.2	13.1
Acquisition and integration	1,470	10	NM	1.6	—
Depreciation and amortization	13,229	6,850	93	14.2	10.8
Total costs and expenses	82,454	42,089	96	88.8	66.3

Income from operations	10,395	21,421	(51)	11.2	33.7

Other (income) expense:
Interest expense	8,093	49	NM	8.7	0.1
Interest (income) and other expense, net	(10)	(108)	(91)	—	(0.2)

Income before income taxes	2,312	21,480	(89)	2.5	33.8
Provision for income taxes	1,033	8,592	(88)	1.1	13.5
Income from continuing operations	1,279	12,888	(90)	1.4	20.3
Loss from discontinued operations	(291)	(209)	39	(0.3)	(0.3)
Net income	$988	$12,679	(92)	1.1	20.0

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$10,395	$21,421	(51)%	11.2%	33.7%
Depreciation and amortization	13,229	6,850	93	14.2	10.8
Share-based compensation	4,471	1,294	246	4.8	2.0
Acquisition and integration	1,470	10	NM	1.6	—
Adjusted EBITDA (b)	$29,565	$29,575	—	31.8	46.5

(b)     See discussion of Non-GAAP financial measures on page 25.

NM — Not meaningful

Revenues.    For the three months ended March 31, 2012, revenues increased $29.3 million, or 46%, as compared to the same period in the prior year principally due to the 2011 acquisitions of MIJO, MediaMind and EyeWonder.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended March 31, 2012, cost of revenues increased $11.5 million, or 53%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 35.5% in 2012, as compared to 33.9% in 2011.  Cost of revenues increased due to including the 2011 acquisitions of MIJO, MediaMind and EyeWonder ($12.0 million) in our operating results.  The increase in our cost of revenues percentage is principally due to (i) the 2011 acquisition of EyeWonder which has lower gross margins than the balance of the company, and (ii) lower margins in our television segment.

Sales and Marketing.    For the three months ended March 31, 2012, sales and marketing expense increased $12.0 million, or 443%, as compared to the same period in the prior year.  The increase was due to (i) the inclusion of MIJO, MediaMind and EyeWonder ($11.4 million) in our operating results and (ii) a recent development effort to expand our television business to international markets including the United Kingdom ($0.7 million).  As a percentage of revenues, sales and marketing expenses increased to 15.8% in the current year period, as compared to 4.3% in the same period of the prior year.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have higher selling expenses than the balance of the Company, and the development of our television business in international markets discussed above.

Research and Development.    For the three months ended March 31, 2012, research and development costs increased $4.3 million, or 160%, as compared to the same period in the prior year.  The increase was primarily due to (i) the inclusion of MIJO, MediaMind and EyeWonder ($3.7 million) in our operating results, and (ii) a shift in software development initiatives from capitalizable projects to projects which are expensed as incurred ($0.3 million) at our Unicast unit.  The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results, as they have higher research and development expenses than the balance of the Company.

General and Administrative    For the three months ended March 31, 2012, general and administrative expense increased $4.8 million, or 58%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense increased to 14.2% in the current year period, as compared to 13.1% in the same period of the prior year.  The increase was primarily due to (i) the inclusion of MIJO, MediaMind and EyeWonder ($3.9 million, which includes $2.2 million of share-based compensation expense) in our operating results and (ii) higher share-based compensation ($0.9 million) from our television segment.

Acquisition and Integration.    For the three months ended March 31, 2012, acquisition and integration expense increased $1.5 million as compared to the same period in the prior year.  The increase was due to (i) severance costs ($1.2 million) associated with former EyeWonder and Unicast employees whose positions are being eliminated as we migrate customers of EyeWonder and Unicast over to the MediaMind platform and (ii) costs of pending and recently completed transactions ($0.3 million).

Depreciation and Amortization.    For the three months ended March 31, 2012, depreciation and amortization expense increased $6.4 million, or 93%, as compared to the same period in the prior year.  The increase was due to (i) additional depreciation and amortization associated with the assets of businesses acquired in 2011 ($5.6 million related to MIJO, MediaMind and EyeWonder) and (ii) additional depreciation ($0.5 million) taken on our Unicast platform as a result of our decision to shorten its remaining useful life in connection with the planned migration of all our Unicast customers over to the MediaMind platform.

Interest Expense.    For the three months ended March 31, 2012, interest expense increased $8.0 million as compared to the same period in the prior year.  Interest expense in the current period is attributable to the issuance of $490 million of Term Loans in connection with the acquisition of MediaMind in July 2011.

Interest Income and Other Expense, net.    For the three months ended March 31, 2012, interest income and other expense, net decreased $0.1 million as compared to the same period in the prior year.  The decrease was due to (i) a reduction in interest income as a result of having lower amounts of cash in interest bearing accounts, and (ii) a reduction in other income.

Provision for Income Taxes.    For the three months ended March 31, 2012 and 2011, the provision for income taxes was 44.7% and 40.0%, respectively, of income before income taxes.  The provision for each period differs from the expected federal statutory rate of 35.0%, as a result of certain non-deductible expenses and state income taxes.  The increase in our effective tax rate was primarily due to (i) a reduction in our taxable income which causes our non-deductible expenses to have a larger percentage impact on our effective tax rate, and (ii) an increase in our effective state income tax rate as a result of a shift in taxable income from jurisdictions with lower tax rates to jurisdictions with higher tax rates.

Loss from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit. During the second quarter ended June 30, 2011, we made the decision to sell the principal assets and operations of Springbox since it was not deemed to be part of our core business going forward.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	March 31,		vs.
	2012	2011	2011
Revenues	$61,831	$59,179	4%
Adjusted EBITDA	29,138	29,675	(2)

The television segment includes the results of our ADS operation (which now includes Match Point), MIJO and SourceEcreative. MIJO was acquired in April 2011.  The television segment includes an allocation of corporate overhead.

Revenues.    For the three months ended March 31, 2012, revenues increased $2.7 million, or 4%, as compared to the same period in the prior year.  The increase was principally due to the acquisition of MIJO on April 1, 2011 ($5.8 million), partially offset by a $3.6 million reduction in standard definition (“SD”) revenue.  SD revenue declined principally as a result of a decrease in the number of deliveries as more customers switched to HD deliveries.  HD revenue increased $3.2 million ($35.6 million in 2012 compared to $32.4 million in 2011 (the 2012 amount includes $2.9 million of MIJO HD revenue addressed above)) as an increase in deliveries was partially offset by a decrease in HD pricing per delivery.  HD deliveries increased due to a continuing trend of delivering more HD advertising content and less SD content.  We expect the percentage that HD deliveries bear to total deliveries will continue to increase. The decrease in HD pricing per delivery was attributable to the competitive environment and a higher percentage of electronic deliveries (95% in 2012 compared to 84% in 2011).  Historically, electronic deliveries are priced lower than physical deliveries. Political advertising increased $0.5 million due to the 2012 national, state and local elections in the United States.  We expect political advertising will increase in the next few quarters.

Adjusted EBITDA.    For the three months ended March 31, 2012, adjusted EBITDA decreased $0.5 million as compared to the same period in the prior year.  The decrease was principally due to a decline in our ADS operation ($3.6 million), partially offset by the inclusion of MIJO in our operating results ($2.8 million).  Our ADS operation declined principally due to the decrease in revenue discussed above.

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	March 31,		vs.
	2012	2011	2011
Revenues	$31,018	$4,331	616%
Adjusted EBITDA	427	(100)	NM

As discussed above, the online segment is comprised of the operating results of Unicast and our 2011 acquisitions of MediaMind (July 2011) and EyeWonder (September 2011).  As a result of the 2011 acquisitions, the operating results for the periods above are not comparable.  We are in the process of migrating our EyeWonder and Unicast online advertising related business to the MediaMind platform.  We expect this process to be complete during 2012.  The online segment includes an allocation of corporate overhead.

Revenues.    For the three months ended March 31, 2012, revenues increased $26.7 million, or 616%, as compared to the same period in the prior year.  The increase was due to (i) the acquisitions of MediaMind and EyeWonder ($25.9 million) and (ii) an 18% increase in Unicast’s revenues ($0.8 million).

Adjusted EBITDA.    For the three months ended March 31, 2012, adjusted EBITDA increased $0.5 million as compared to the same period in the prior year.  We expect our adjusted EBITDA to improve substantially in the quarters ahead as we transition the Unicast and EyeWonder operations over to the MediaMind platform.

Non-GAAP Financial Measure

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of Adjusted EBITDA as a non-GAAP financial measure helps investors gain a meaningful understanding of our past performance and future prospects, consistent with how we measure and forecast our performance, especially when comparing such results to previous periods or forecasts. We use Adjusted EBITDA as a non-GAAP financial measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. This measure is also used by us in our financial and operational decision making. There are limitations associated with reliance on any non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of how we evaluate our operating performance.

We consider Adjusted EBITDA to be an important indicator of our overall performance because it eliminates the effects of events that are non-cash, or are not expected to recur as they are not part of our ongoing operations.

We define “Adjusted EBITDA” as income from operations, before depreciation and amortization, share-based compensation, acquisition and integration expenses, and restructuring / impairment charges and benefits. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as acquisition and integration expenses, or do not require a cash outlay, such as share-based compensation and impairment charges.  Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets.  These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures.

Adjusted EBITDA should be considered in addition to, not as a substitute for, our operating income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measure

In accordance with the requirements of Regulation G issued by the SEC, on page 22 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$52,871	$72,575
Accounts receivable, net	90,506	100,719
Property and equipment, net	56,933	54,159
Deferred income taxes	10,720	7,391
Goodwill and intangible assets, net	771,390	777,840

Liabilities:
Accounts payable and accrued liabilities	39,917	49,183
Deferred income taxes	7,644	7,644
Debt	457,020	483,033

Stockholders’ equity	515,962	507,786

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity.  The decrease in cash and cash equivalents during the first quarter of 2012 primarily relates to (i) repayment of our debt ($26.2 million) and (ii) the purchase of property and equipment ($5.4 million), in excess of cash generated from operating activities ($12.0 million).

Accounts receivable generally fluctuate with the level of revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 89 and 86 days at March 31, 2012 and December 31, 2011, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, an expansion of our network or capitalized software development initiatives.  It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense.  For the three months ended March 31, 2012 and 2011, purchases of property and equipment were $5.4 million and $1.4 million, respectively. For the three months ended March 31, 2012 and 2011, capitalized costs of developing software were $2.9 million and $1.4 million, respectively.  Purchases of property and equipment increased during the current period as we (i) finish out newly leased office facilities in New York City which will replace several separate leased facilities and (ii) expand our digital distribution network.

Goodwill and intangible assets decreased during 2012 as a result of amortization of intangible assets.

Accounts payable and accrued liabilities decreased $9.3 million during 2012.  The decrease primarily relates to the timing of payments.

Debt decreased $26.0 million during 2012 as a result of (i) prepaying a portion ($25.0 million) of our estimated 2013 mandatory excess cash flow principal payment and (ii) a scheduled quarterly principal payment ($1.2 million) offset by (iii) accretion of interest on the original issue discount ($0.2 million).

Stockholders’ equity increased $8.2 million during 2012.  The increase primarily relates to (i) reporting net income of $1.0 million, (ii) recording share based compensation expense of $4.5 million and (iii) and recording a foreign currency translation adjustment of $1.9 million.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$988	$12,679
Depreciation and amortization	13,229	7,037
Deferred income taxes and other	4,148	4,488
Changes in operating assets and liabilities, net	(6,334)	4,254
Total	12,031	28,458

Investing activities:
Purchases of property and equipment	(5,445)	(1,420)
Capitalized costs of developing software	(2,940)	(1,368)
Long-term investment	(1,000)	—
Other	3,337	29
Total	(6,048)	(2,759)

Financing activities:
Proceeds from issuance of common stock, net	91	208
Purchases of treasury stock	—	(16,571)
Repayments of long-term debt	(26,225)	—
Repayments of capital leases	(133)	(99)
Total	(26,267)	(16,462)

Effect of exchange rate changes on cash and cash equivalents	580	85

Net increase (decrease) in cash and cash equivalents	$(19,704)	$9,322

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization, (ii) deferred income taxes and (iii) share-based compensation.  In 2012, we generated $12.0 million in cash from operating activities as compared to $28.5 million in 2011.  The decrease was primarily the result of reduced net income ($11.7 million).

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During 2011, we acquired three businesses.  In 2012, we made an investment ($1.0 million) in Adagoo, a developer of a web-based audience and content measurement platform for publishers.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchases of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including about $29.3 million held outside the United States at quarter end which can be repatriated into the United States with little or no adverse tax consequences),

•                  short-term investments,

•                  cash generated from operating activities,

•                  borrowings from our existing or any new credit facility, and

•                  the issuance of equity securities.

As of March 31, 2012, we had $59.9 million of cash and cash equivalents and short-term investments on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of March 31, 2012, we had an effective shelf registration statement on file with the SEC for the issuance of (i) up to a total of 848,750 shares of our common stock and (ii) up to $75 million of preferred stock.

As of March 31, 2012, we had $116.6 million of borrowing capacity available to us under the Revolving Loans feature of our Amended Credit Facility.  See Note 6 of our consolidated financial statements.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) our short-term investments of $7.0 million, (iii) $116.6 million of available Revolving Loans under our Amended Credit Facility, and (iv) cash generated from operating and financing activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the repayment of our debt,

•                  the purchase of our common stock,

•                  the organic growth of our business, and

•                  the strategic acquisition of media related businesses.

During 2012, we expect we will:

•                  purchase property and equipment and incur capitalized software development costs ranging from $27 to $31 million (including $12 million to $14 million for leasehold improvements related to our new 15 year office lease in New York City).

In April 2012, we acquired Peer 39 for cash and stock valued at about $15.5 million.  See Note 13 of our consolidated financial statements.

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

Foreign Currency Exchange Risk

For the three months ended March 31, 2012, about 26% of our consolidated revenue was attributable to jurisdictions outside the United States (see Note 12 of our consolidated financial statements).  As a result, we are subject to foreign currency transaction and translation gains and losses.  In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates.  As a result of our foreign operations, we expect to continue to experience foreign currency transaction and translation gains and losses, somewhat mitigated by our foreign currency hedging programs.  However, not all of our revenue from foreign jurisdictions is subject to foreign currency transaction and translation gain or loss as some of our foreign operations use the U.S. Dollar as their functional currency (e.g. Israel) and generally invoice customers in U.S. Dollars.

Interest Rate Risk

In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind. The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum.  To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.33% at March 31, 2012); our interest expense and payments will increase (absent an interest rate hedging arrangement).  See Note 6 to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2012 through January 31, 2012	—	$—	—	$45,306
February 1, 2012 through February 29, 2012	—	$—	—	$45,306
March 1, 2012 through March 31, 2012	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.    EXHIBITS

Exhibits
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: May 10, 2012	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer