Form 10-Q
period 2012-06-30
Digital Generation, Inc.
filed 2012-08-09
CIK 934448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, the registrant had 27,602,336 shares of Common Stock, par value $0.001, outstanding.

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

•                  our ability to successfully transition customers from our previous online acquisitions to our MediaMind digital platform for ad delivery;

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$57,028	$72,575
Short-term investments	—	10,390
Accounts receivable (less allowances of $2,325 in 2012 and $2,176 in 2011)	92,981	100,719
Deferred income taxes	4,732	4,796
Other current assets (includes restricted cash of $394 in 2012 and $1,180 in 2011)	13,442	14,562
Assets of discontinued operations	—	766
Total current assets	168,183	203,808
Property and equipment, net	68,324	54,159
Goodwill	583,695	580,229
Intangible assets, net	193,614	201,405
Deferred income taxes	6,871	—
Other non-current assets (includes restricted cash of $3,187 in 2012 and $2,989 in 2011)	18,851	18,642
Total assets	$1,039,538	$1,058,243

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$16,638	$4,900
Accounts payable	8,958	14,356
Accrued liabilities	31,545	33,878
Deferred revenue	1,971	2,474
Total current liabilities	59,112	55,608
Long-term debt, net of current portion	439,364	478,133
Deferred income taxes	7,125	9,477
Other non-current liabilities	12,951	7,239
Total liabilities	518,552	550,457

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,081 issued and 27,577 outstanding at June 30, 2012; 28,707 issued and 27,203 outstanding at December 31, 2011	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	639,214	626,398
Accumulated deficit	(78,595)	(79,312)
Accumulated other comprehensive loss	(4,114)	(3,781)
Total stockholders’ equity	520,986	507,786
Total liabilities and stockholders’ equity	$1,039,538	$1,058,243

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Television	$61,601	$62,718	$123,432	$121,897
Online	34,735	5,134	65,753	9,465
Total revenues	96,336	67,852	189,185	131,362
Cost of revenues (excluding depreciation and amortization):
Television	22,565	20,723	43,004	40,104
Online	12,816	2,212	25,357	4,345
Total cost of revenues	35,381	22,935	68,361	44,449
Operating expenses:
Sales and marketing	15,578	3,522	30,251	6,225
Research and development	6,160	2,673	13,098	5,345
General and administrative	13,701	9,479	26,865	17,819
Acquisition and integration	2,707	3,195	4,177	3,205
Depreciation and amortization	13,632	7,534	26,861	14,384
Total operating expenses	51,778	26,403	101,252	46,978
Income from operations	9,177	18,514	19,572	39,935
Other expense:
Interest expense	7,838	183	15,931	232
Interest (income) and other, net	364	(14)	354	(122)
Income before income taxes	975	18,345	3,287	39,825
Provision for income taxes	457	7,847	1,490	16,439
Income from continuing operations	518	10,498	1,797	23,386
Discontinued operations:
Loss from operations of discontinued operations	(189)	(285)	(480)	(494)
Loss from disposal of discontinued operations	(600)	—	(600)	—
Loss from discontinued operations	(789)	(285)	(1,080)	(494)
Net income (loss)	$(271)	$10,213	$717	$22,892

Basic income (loss) per common share:
Continuing operations	$0.02	$0.38	$0.07	$0.84
Discontinued operations	(0.03)	(0.01)	(0.04)	(0.01)
Total	$(0.01)	$0.37	$0.03	$0.83

Diluted income (loss) per common share:
Continuing operations	$0.02	$0.38	$0.07	$0.83
Discontinued operations	(0.03)	(0.01)	(0.04)	(0.01)
Total	$(0.01)	$0.37	$0.03	$0.82

Weighted average common shares outstanding:
Basic	27,458	27,421	27,334	27,606
Diluted	27,458	27,752	27,452	27,921

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(271)	$10,213	$717	$22,892
Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	(514)	—	(174)	—
Unrealized loss on available for sale securities, net of tax	(371)	—	(3)	—
Foreign currency translation adjustment	(2,074)	51	(156)	136
Total other comprehensive income (loss)	(2,959)	51	(333)	136

Total comprehensive income (loss)	$(3,230)	$10,264	$384	$23,028

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	28,707	$29	(1,504)	$(35,548)	$626,398	$(3,781)	$(79,312)	$507,786
Common stock issued on exercise of stock options	6	—	—	—	42	—	—	42
Common stock issued under employee stock purchase plan	8	—	—	—	83	—	—	83
Common stock issued on vesting of restricted stock	3	—	—	—	—	—	—	—
Common stock issued in purchase of Peer 39	357				3,314			3,314
Share-based compensation	—	—	—	—	9,377	—	—	9,377
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(156)	—	(156)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(174)	—	(174)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	—	717	717
Total comprehensive income								384
Balance at June 30, 2012	29,081	$29	(1,504)	$(35,548)	$639,214	$(4,114)	$(78,595)	$520,986

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$717	$22,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,156	7,504
Amortization of intangibles	14,705	7,268
Deferred income taxes	(2,806)	801
Provision for accounts receivable losses	1,503	927
Share-based compensation	9,377	3,210
Loss on sale of Springbox unit	1,000	—
Other	423	—
Changes in operating assets and liabilities:
Accounts receivable	6,243	10,813
Other assets	2,995	(4,604)
Accounts payable and other liabilities	(15,435)	2,862
Deferred revenue	(579)	473
Net cash provided by operating activities	30,299	52,146

Cash flows from investing activities:
Purchases of property and equipment	(13,815)	(3,030)
Capitalized costs of developing software	(6,274)	(3,206)
Acquisitions, net of cash acquired	(8,594)	(43,800)
Long-term investment	(1,017)	—
Proceeds from sale of short-term investments	10,390	—
Other	1,037	29
Net cash used in investing activities	(18,273)	(50,007)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	127	257
Purchases of treasury stock	—	(16,571)
Repayments of capital leases	(266)	(199)
Repayments of long-term debt	(27,450)	—
Net cash used in financing activities	(27,589)	(16,513)

Effect of exchange rate changes on cash and cash equivalents	16	136
Net decrease in cash and cash equivalents	(15,547)	(14,238)
Cash and cash equivalents at beginning of year	72,575	73,409

Cash and cash equivalents at end of period	$57,028	$59,171

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,195	$92
Cash (received) paid for income taxes	$(1,112)	$16,618
Non-cash component of purchase price to acquire a business	$5,645	$—
Landlord lease incentives	$5,599	$—

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

Acquisitions

During 2012 and 2011 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Peer 39	April 30, 2012	$15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

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

In March 2012, we reduced our estimated bonus for 2011 by approximately $1.1 million. The reduction was credited to general and administrative expense in the first quarter.  The revised estimate increased income from continuing operations, net income and diluted earnings per share by $0.6 million, $0.6 million and $0.02, respectively, during the six months ended June 30, 2012.

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts.  At June 30, 2012, we had $16.4 million notional amount of foreign currency forward contracts outstanding that had a fair value liability balance of $0.6 million. The liability is included in “accrued liabilities” and is expected to be recognized in our results of operations in the next 12 months. It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty.  In connection with our foreign currency forward contracts we have agreed to maintain at least $1.5 million of cash in bank accounts with our counterparty.

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

Acquisition and Integration Expenses

Acquisition and integration expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees) and costs to integrate the acquired operation (e.g., severance pay, office closure costs) into the Company. A summary of our acquisition and integration expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2012	2011	2012	2011
Investment banking fees	$—	$1,000	$—	$1,000
Legal, accounting and due diligence fees	392	1,791	670	1,801
Integration costs	333	—	346	—
Severance	1,982	—	3,161	—
Other	—	404	—	404
Total	$2,707	$3,195	$4,177	$3,205

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value (carrying value equals fair value) as of June 30, 2012 and December 31, 2011.  The carrying value of our accounts receivable and accounts payable approximates the respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at June 30, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Marketable equity securities	(b)	$1,486	$—	$—	$1,486
Springbox revenue sharing	(b)	—	—	768	768
Total		$1,486	$—	$768	$2,254

Liabilities:
Currency forward derivatives	(c)	$—	$558	$—	$558
Revenue earnouts	(c)	—	—	1,233	1,233

Total		$—	$558	$1,233	$1,791

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,929	$—	$—	$35,929
Marketable equity securities	(b)	1,489	—	—	1,489

Total		$37,418	$—	$—	$37,418

Liabilities:
Currency forward derivatives	(c)	$—	$532	$—	$532
Revenue earnouts	(c)(d)	—	—	1,673	1,673

Total		$—	$532	$1,673	$2,205

(a) Included in cash and cash equivalents.

(b) Included in other non-current assets.

(c) Included in accrued liabilities.

(d) Included in other non-current liabilities.

The fair value of our money market funds and marketable equity securities were determined based upon market prices. The cost basis of our available for sale marketable equity securities is $1.2 million and the unrealized gains of $0.3 million are included in accumulated other comprehensive loss. The currency forwards are derivative instruments whose value is based upon quoted market prices from various market participants.

As permitted in the EyeWonder purchase agreement, we held back $5 million of the purchase price to fund certain transaction costs for a one-year period. To the extent we do not spend all of the $5 million fund on allowable transaction costs within one year of the purchase date (September 1, 2011), we are required to remit the balance to the EyeWonder seller. As of June 30, 2012, we spent the entire fund on transaction costs we believe are allowable and therefore have not recognized any amount as a payable to the EyeWonder seller.

In connection with the sale of Springbox (see Note 10), we are entitled to receive a percentage of the revenues collected by the business for three years after the closing date (June 1, 2012).  We have estimated the future revenues of Springbox based on the historical revenues and certain other factors, discounted to their present value.  The following table provides a reconciliation of changes in the fair values of our Level 3 assets (in thousands):

Springbox Revenue Sharing
Balance at December 31, 2011	$—
Additions	768
Change in fair value recognized in earnings	—

Balance at June 30, 2012	$768

In connection with an acquisition of a business, we sometimes include a contingent consideration component of the purchase price based on future revenues. Each reporting period, we update our estimate of the future revenues of each earnout party and the corresponding earnout levels acheived, discounted to their present values. The change in fair value is recorded in cost of revenues in the accompanying consolidated statements of operations. The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

Earnouts
Balance at December 31, 2011	$1,673
Change in fair value recognized in earnings	(440)

Balance at June 30, 2012	$1,233

The fair value of our debt (see Note 6) at June 30, 2012 was approximately $453.2 million based on the average trading price (a Level 1 fair value measurement).

As discussed in Note 1, in March 2012 we made a $1.0 million investment for a 17% interest in Adagoo, a private company that is developing a web-based audience and measurement platform for publishers. Considering Adagoo’s early stage of development and the uncertainty of its future cash flows, we do not believe it is practicable to estimate its fair value on a periodic basis.

4.  Acquisitions and Transfers

Since January 1, 2011, we acquired four businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community.  We have or expect to realize operating synergies from each of the transactions, or the acquired operation has or will create opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill.  A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Peer 39	April 30, 2012	$15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing.  Accordingly, 2012 and 2011 operating results are not entirely comparable due to these acquisitions and related costs.  During the second quarter ended June 30, 2012, we finalized the purchase price allocation of our July 2011 acquisition of MediaMind.  In the final purchase price allocation we increased goodwill by $3.8 million, increased noncurrent deferred income tax liabilities by $1.8 million, increased other noncurrent liabilities by $0.3 million, reduced noncurrent deferred tax assets by $2.6 million and reduced accrued liabilities by $0.9 million.  The consolidated balance sheet at December 31, 2011 has been retrospectively adjusted to reflect the final MediaMind purchase price allocation.  The purchase price allocations for Peer 39 and EyeWonder are preliminary and subject to further review and analysis and a determination of the tax attributes of deferred tax liabilities.

Transfer Majority of Chors Unit

On April 2, 2012, in consideration of $0.1 million, we transferred the majority of the assets, agreements and employees (the “Transferred Assets and Employees”) of Chors GmbH (“Chors”), our German limited liability company that was acquired in the acquisition of EyeWonder in September 2011, to 24/7 Real Media Deutschland GmbH (“24/7 Germany”), a German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm.  In addition, 24/7 Germany agreed to refer or transition no less than $5.0 million worth of revenue (as defined) to us within one year of the closing.  For the three months ended March 31, 2012, we reported $1.3 million of revenue and $0.3 million of income before income taxes from Chors.  We did not report a significant gain or loss in connection with the transfer.

Acquisition of Peer 39

On April 30, 2012, we acquired Peer39, Inc. (“Peer 39”), a provider of webpage level data for approximately $15.7 million in cash, shares of our common stock and an installment payment.  Peer 39, based in New York City, is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising.  Peer 39 analyzes web pages in terms of quality, safety and brand category allowing advertisers to make better buying decisions.  In connection with the transaction, we (i) paid $10.1 million in cash, (ii) issued 357,143 shares of our common stock and (iii) agreed to pay up to $2.3 million in an installment payment within one year of the acquisition. Peer 39’s operating results are included in our online segment.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 10 years, 6 years and 4 years, respectively.  The weighted average amortization period is 7.1 years.  The goodwill and intangible assets created in the acquisition are not deductible for income tax purposes.  The acquired assets include $0.8 million of gross receivables which we recognized at their estimated fair value of $0.8 million.  We recognized $0.9 million of revenue and a $0.6 million loss before income taxes from Peer 39 in our consolidated results of operations for the three months ended June 30, 2012.

Preliminary Purchase Price Allocation

The following table summarizes the estimated fair values of the Peer 39 assets acquired and liabilities assumed at the date of acquisition (in millions).

Category	Peer 39
Current assets	$2.4
Property and equipment	0.7
Deferred tax assets and other noncurrent assets	7.1
Customer relationships	2.3
Trade names	0.2
Developed technology	3.1
Noncompetition agreements	1.3
Goodwill	3.5
Total assets acquired	20.6
Less other liabilities assumed	(2.1)
Less deferred tax liabilities	(2.8)
Net assets acquired	$15.7

Pro Forma Financial Information

The following pro forma financial information presents our results of operations for the three and six month periods ended June 30, 2012 and 2011 as if the Peer 39, EyeWonder, MediaMind and MIJO acquisitions had occurred on January 1, 2011 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported				Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Revenue	$96,336	$67,852	$189,185	$131,362	$96,728	$103,175	$190,220	$199,409
Income from continuing operations	518	10,498	1,797	23,386	453	1,113	780	4,420
Income per share — continuing operations:
Basic	$0.02	$0.38	$0.07	$0.84	$0.02	$0.04	$0.03	$0.16
Diluted	$0.02	$0.38	$0.07	$0.83	$0.02	$0.04	$0.03	$0.16

5. Goodwill and Other Long-Lived Assets

Changes in the carrying value of our goodwill by reporting unit for the six months ended June 30, 2012 are as follows (in thousands):

	Television	Online	SourceEcreative	Total

Balance at December 31, 2011	$231,777	$346,454	$1,998	$580,229
Acquisition of Peer 39	—	3,484	—	3,484
Foreign currency translation	(18)	—	—	(18)
Balance at June 30, 2012	$231,759	$349,938	$1,998	$583,695

Risk of Future Impairment

We test our goodwill for possible impairment at the reporting unit level at December 31st each year.  At December 31, 2011, based on a variety of methods including discounted cash flow models that use our internal forecasts, we determined the fair value of our online reporting unit was 6% in excess of its carrying value and our television reporting unit was 33% in excess of its carrying value.  In preparing our discounted cash flow models, we make assumptions about future revenues and expenses to determine the cash flows that will result from the operation of each reporting unit.

Consistent with yearend, at June 30, 2012 our market capitalization was below the book value of our stockholders’ equity, which is an indicator of goodwill impairment.  During the second quarter of 2012 we updated our internal forecast for the online reporting unit to take into account (i) the acquisition of Peer 39, (ii) our revised cash flow projections for 2012 and future years, and (iii) other factors.  As of June 30, 2012, we continue to believe that the fair value of our television and online reporting units exceed their respective carrying values.  Accordingly, we have not performed an interim goodwill impairment test.

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

6.  Long-Term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Term loans	$460,100	$487,550
Less unamortized discount	(4,098)	(4,517)
Revolving loans	—	—
Subtotal	456,002	483,033
Less current portion	(16,638)	(4,900)

Long-term portion	$439,364	$478,133

Amended Credit Facility

On July 26, 2011, we entered into an amended and restated credit agreement (the “Amended Credit Facility”) that provides for $490 million of term loans (the “Term Loans”) and $120 million of revolving loans (the “Revolving Loans”). The Term Loans were fully funded at closing and the proceeds therefrom were used in the acquisition of MediaMind (see Note 4). The Term Loans were issued net of a 1.0% original issue discount, which increased our effective borrowing rate by 0.18%. The Term Loans mature in 2018, bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments of $1.225 million ($4.9 million per year). Beginning in 2013, the Term Loans require mandatory prepayments of up to 50% of our excess cash flow (as defined in the Amended Credit Facility), depending on our consolidated leverage ratio (as defined in the Amended Credit Facility). Our excess cash flow prepayment percentage is reduced to 25% if our consolidated leverage ratio is between 1.25 and 2.25, and is eliminated when our consolidated leverage ratio is below 1.25. In March 2012, we prepaid $25 million of our estimated 2013 excess cash flow principal payment.

The Revolving Loans mature in 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At June 30, 2012, we had $116.6 million of funds available under the Revolving Loans. In connection with the Amended Credit Facility, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.42%. At June 30, 2012, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 6.4%.

The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio. The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility prohibits the payment of cash dividends and limits acquisitions, share redemptions and repurchases. There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At June 30, 2012, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility. Absent a material deterioration of our financial performance, we expect to remain in compliance with the financial covenants.

7.  Share-based Compensation

We issued stock options in the amounts shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Number of options granted	195,000	22,000	235,000	34,000
Grant date fair value of options granted per share	$5.17	$17.76	$5.68	$17.53
Weighted average exercise price of options granted	$9.19	$31.16	$10.06	$30.61
Volatility (1)	59%	59%	60%	59%
Risk free interest rate (2)	1.4%	2.4%	1.4%	2.5%
Expected term (in years) (3)	6.3	6.3	6.3	6.3
Expected annual dividends	None	None	None	None

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

During the first quarter of 2012, we granted 1,066,567 restricted stock units (“RSUs”) to certain of our executive officers.  The RSUs were valued at $14.7 million and vest over three years.  Vesting for 550,000 of the RSUs is subject to the grantees continued employment or providing services to us. Vesting for the remaining 516,567 RSUs is subject to the grantees continued employment or providing services to us, and certain performance and market conditions.

During the second quarter of 2012, we granted 350,500 RSUs to a group of our employees.  The RSUs were valued at $3.6 million and vest over three years.  Vesting of the RSUs is subject to the grantees continued employment or providing services to us.

We recognized $4.9 million and $1.9 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended June 30, 2012 and 2011, and $9.4 million and $3.2 million during the six months then ended, respectively.  Unrecognized compensation costs related to unvested options and RSUs were $32.7 million at June 30, 2012.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.6 years.

8.  Income Taxes

For the six months ended June 30, 2012, our effective tax rate was 45.3%, compared to 41.3% for the six months ended June 30, 2011.  The provisions for both periods differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes and certain non-deductible expenses.  Our effective rate increased primarily due to (i) a reduction in our taxable income which causes our non-deductible expenses to have a larger percentage impact on our effective tax rate, and (ii) an increase in our effective state income tax rate as a result of a shift in taxable income from jurisdictions with lower tax rates to jurisdictions with higher tax rates.  For 2012, we currently expect an annual effective tax rate of about 40% of income before income taxes.

9.  Earnings per Share

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method, undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table reconciles earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from continuing operations	$518	$10,498	$1,797	$23,386
Less portion allocated to unvested share awards	—	(51)	—	(115)
Income from continuing operations attributable to common shares	$518	$10,447	$1,797	$23,271

Loss from discontinued operations	$(789)	$(285)	$(1,080)	$(494)
Less portion allocated to unvested share awards	—	1	—	2
Loss from discontinued operations attributable to common shares	$(789)	$(284)	$(1,080)	$(492)

Net income (loss)	$(271)	$10,213	$717	$22,892
Less portion allocated to unvested share awards	—	(50)	—	(113)
Net income (loss) attributable to common shares	$(271)	$10,163	$717	$22,779

Weighted average common shares outstanding — basic	27,458	27,421	27,334	27,606
Dilutive stock options and RSUs	—	331	118	315
Weighted average common shares outstanding - diluted	27,458	27,752	27,452	27,921

Basic income (loss) per common share:
Continuing	$0.02	$0.38	$0.07	$0.84
Discontinued	(0.03)	(0.01)	(0.04)	(0.01)
Total	$(0.01)	$0.37	$0.03	$0.83

Diluted income (loss) per common share:
Continuing	$0.02	$0.38	$0.07	$0.83
Discontinued	(0.03)	(0.01)	(0.04)	(0.01)
Total	$(0.01)	$0.37	$0.03	$0.82

Antidilutive securities not included:
Options and RSUs	2,985	361	3,006	689

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

On June 1, 2012, we sold the principal assets and operations of our Springbox unit for $0.1 million in cash and a percentage of the revenues collected from the business for three years after the closing date.  We have estimated the fair value of the future revenue sharing arrangement at $0.8 million.  In addition, the buyer has assumed our obligations under existing customer contracts.  The loss on the sale of the Springbox unit is calculated as follows (in thousands):

Consideration received:
Cash	$100
Fair value of future revenue sharing	768
Total	868

Assets sold:
Cash	259
Receivables and other current assets	843
Property and equipment	350
Intangible assets	416
Total	1,868

Loss on sale of discontinued operation before income taxes	(1,000)
Benefit for income taxes	400

Loss on sale of discontinued operation, net of tax	$(600)

Operating results of discontinued operations for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$654	$1,032	$1,585	$2,247
Cost of revenues	677	1,092	1,677	2,199
Depreciation and amortization	—	188	—	374
Other operating expenses	292	227	708	497
Loss before income taxes	(315)	(475)	(800)	(823)
Benefit for income taxes	126	190	320	329
Loss from discontinued operations	(189)	(285)	(480)	(494)
Loss on sale of discontinued operations, net of tax	(600)	—	(600)	—

Loss from discontinued operations	$(789)	$(285)	$(1,080)	$(494)

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

	Three Months Ended June 30,
	2012			2011
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$61,601	$34,735	$96,336	$62,718	$5,134	$67,852
Adjusted EBITDA	25,442	4,980	30,422	30,402	757	31,159

Less:
Acquisition and integration			(2,707)			(3,195)
Share-based compensation			(4,906)			(1,916)
Depreciation and amortization			(13,632)			(7,534)

Income from operations			$9,177			$18,514

	Six Months Ended June 30,
	2012			2011
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$123,432	$65,753	$189,185	$121,897	$9,465	$131,362
Adjusted EBITDA	54,580	5,407	59,987	60,077	657	60,734

Less:
Acquisition and integration			(4,177)			(3,205)
Share-based compensation			(9,377)			(3,210)
Depreciation and amortization			(26,861)			(14,384)

Income from operations			$19,572			$39,935

12.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$69,800	$66,287	$138,058	$128,607
North America (excluding U.S.)	5,817	—	12,103	—
Europe, Middle East and Africa	13,604	1,126	26,907	2,045
Asia Pacific	5,495	175	9,798	337
Latin America	1,620	264	2,319	373

Total	$96,336	$67,852	$189,185	$131,362

13.  Subsequent Event — Strategic Alternatives Review

In July 2012, we announced that our Board of Directors was undergoing a strategic review of the feasibility and relative merits of various financial strategies for the Company, which may include partnerships, strategic business model alternatives, a sale or other transaction.  In connection therewith, we engaged an investment banking firm to assist us in exploring strategic alternatives.  The announcement stated we do not intend to disclose developments in this process until such time as the Board of Directors approves or has a transaction or transactions to recommend to stockholders, or otherwise deems further disclosure appropriate.  A change in control of the Company (as defined) is an event of default under our Amended Credit Facility.  Further, a change in control accelerates the vesting provisions of certain of our equity awards.

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

Online Segment

Our online segment’s revenue is principally derived from services relating to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. Currently, we operate three separate online advertising platforms, Unicast, which we acquired in 2008, and our recent acquisitions of MediaMind and EyeWonder.  We are in the process of migrating our Unicast and EyeWonder online advertising related business to the MediaMind platform.  As a result of this migration, we expect to incur costs in integrating these businesses and subsequently realize certain operating synergies.  We expect to complete the vast majority of this migration during 2012.  The online segment also includes our recent acquisition of Peer 39.

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

Acquisitions

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in most cases, result in operating synergies. During 2012 and 2011, we acquired four separate businesses involved in the distribution of media content. Those acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment
Peer 39	April 30, 2012	$15.7	Online
EyeWonder	September 1, 2011	61.0	Online
MediaMind	July 26, 2011	499.3	Online
MIJO	April 1, 2011	43.8	Television

Each of the acquired businesses has been included in our results of operations since the date of closing.

Political Advertising

Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

Second Quarter Highlights

•      Overall revenues increased $28.5 million, or 42%, from last year’s second quarter due to our 2012 and 2011 acquisitions.

•      Revenues from our online segment increased $29.6 million, or 577%, from last year’s second quarter principally due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011.

•      We incurred $2.7 million of acquisition and integration costs, compared to $3.2 million in the second quarter of 2011, related to the integration of the 2011 acquisitions and our April 2012 acquisition of Peer 39.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2012	Three Months Ended
	June 30,		vs.	June 30,
	2012	2011	2011	2012	2011
Revenues	$96,336	$67,852	42%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	35,381	22,935	54	36.7	33.8
Sales and marketing (a)	15,578	3,522	342	16.2	5.2
Research and development (a)	6,160	2,673	130	6.4	3.9
General and administrative (a)	13,701	9,479	45	14.2	14.0
Acquisition and integration	2,707	3,195	(15)	2.8	4.7
Depreciation and amortization	13,632	7,534	81	14.2	11.1
Total costs and expenses	87,159	49,338	77	90.5	72.7

Income from operations	9,177	18,514	(50)	9.5	27.3

Other (income) expense:
Interest expense	7,838	183	NM	8.1	0.3
Interest (income) and other expense, net	364	(14)	NM	0.4	—

Income before income taxes	975	18,345	(95)	1.0	27.0
Provision for income taxes	457	7,847	(94)	0.5	11.5
Income from continuing operations	518	10,498	(95)	0.5	15.5
Loss from discontinued operations	(789)	(285)	177	(0.8)	(0.4)
Net income (loss)	$(271)	$10,213	(103)	(0.3)	15.1

(a)   Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$9,177	$18,514	(50)%	9.5%	27.3%
Depreciation and amortization	13,632	7,534	81	14.2	11.1
Share-based compensation	4,906	1,916	156	5.1	2.8
Acquisition and integration	2,707	3,195	(15)	2.8	4.7
Adjusted EBITDA (b)	$30,422	$31,159	(2)	31.6	45.9

(b)   See discussion of Non-GAAP financial measure on page 31.

NM — Not meaningful

Revenues.    For the three months ended June 30, 2012, revenues increased $28.5 million, or 42%, as compared to the same period in the prior year principally due to the 2011 acquisitions of MediaMind and EyeWonder and the 2012 acquisition of Peer 39.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended June 30, 2012, cost of revenues increased $12.4 million, or 54%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.7% in 2012, as compared to 33.8% in 2011.  Cost of revenues increased due to (i) including the 2011 acquisitions of MediaMind and EyeWonder and the 2012 acquisition of Peer 39 in our operating results ($11.6 million) and (ii) increases in personnel costs ($1.1 million).  The increase in our cost of revenues percentage is principally due to lower pricing in our television segment.

Sales and Marketing.    For the three months ended June 30, 2012, sales and marketing expense increased $12.1 million, or 342%, as compared to the same period in the prior year.  The increase was due to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results.  As a percentage of revenues, sales and marketing expense increased to 16.2% in the current year period, as compared to 5.2% in the same period of the prior year.  The percentage increase is attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results as they have higher selling expenses than the balance of the Company.

Research and Development.    For the three months ended June 30, 2012, research and development costs increased $3.5 million, or 130%, as compared to the same period in the prior year.  The increase was primarily due to (i) the inclusion of MediaMind,  EyeWonder and Peer 39 ($2.5 million) in our operating results, (ii) a shift in software development initiatives from capitalizable projects to projects which are expensed as incurred ($0.4 million) and (iii) an increase in consulting fees ($0.3 million).  The percentage increase is largely attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results, as they have higher research and development expenses than the balance of the Company.

General and Administrative.    For the three months ended June 30, 2012, general and administrative expense increased $4.2 million, or 45%, as compared to the same period in the prior year.  The increase was due to (i) higher online segment costs ($2.6 million), largely attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results and (ii) higher professional fees ($1.9 million) and lower incentive compensation ($0.5 million) in our television segment.

Acquisition and Integration.    For the three months ended June 30, 2012, acquisition and integration expense decreased $0.5 million as compared to the same period in the prior year.  In the current year period, acquisition and integration expense relates primarily to severance and integrating EyeWonder and Unicast into the MediaMind operation.  In the prior year period, acquisition and integration expense related primarily to legal, accounting and investment banking fees in connection with the MediaMind and MIJO acquisitions.

Depreciation and Amortization.    For the three months ended June 30, 2012, depreciation and amortization expense increased $6.1 million, or 81%, as compared to the same period in the prior year.  The increase was primarily due to (i) depreciation and amortization associated with the acquisitions of MediaMind, EyeWonder and Peer 39 ($5.1 million), and (ii) additional depreciation ($0.5 million) taken on our Unicast platform as a result of our decision to shorten its remaining useful life in connection with the planned migration of all our Unicast customers over to the MediaMind platform.

Interest Expense.    For the three months ended June 30, 2012, interest expense increased $7.7 million as compared to the same period in the prior year.  Interest expense in the current period is attributable to the Term Loans issued in connection with the acquisition of MediaMind in July 2011.

Interest Income and Other Expense, net.    For the three months ended June 30, 2012, interest income and other expense, net increased $0.4 million as compared to the same period in the prior year.  The increase was primarily due to realized foreign currency exchange losses ($0.3 million) and a loss on our equity method investment in Adagoo ($0.1 million).

Provision for Income Taxes.    For the three months ended June 30, 2012 and 2011, the provision for income taxes was 46.9% and 42.8%, respectively, of income before income taxes.  The provision for each period differs from the expected federal statutory rate of 35.0%, as a result of certain non-deductible expenses and state income taxes.  The increase in our effective tax rate was primarily due to (i) a reduction in our taxable income which causes our non-deductible expenses to have a larger percentage impact on our effective tax rate, and (ii) an increase in our effective state income tax rate as a result of a shift in taxable income from jurisdictions with lower tax rates to jurisdictions with higher tax rates.  For 2012, we currently expect an annual effective tax rate of about 40% of income before income taxes.

Loss from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit. In June 2012, we sold substantially all the net assets of our Springbox unit and recognized a $0.6 million after tax loss on the sale.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Six Months Ended		2012	Six Months Ended
	June 30,		vs.	June 30,
	2012	2011	2011	2012	2011
Revenues	$189,185	$131,362	44%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	68,361	44,449	54	36.2	33.8
Sales and marketing (a)	30,251	6,225	386	16.0	4.7
Research and development (a)	13,098	5,345	145	6.9	4.1
General and administrative (a)	26,865	17,819	51	14.2	13.6
Acquisition and integration	4,177	3,205	30	2.2	2.4
Depreciation and amortization	26,861	14,384	87	14.2	11.0
Total costs and expenses	169,613	91,427	86	89.7	69.6

Income from operations	19,572	39,935	(51)	10.3	30.4

Other (income) expense:
Interest expense	15,931	232	NM	8.4	0.2
Interest (income) and other expense, net	354	(122)	(390)	0.2	(0.1)

Income before income taxes	3,287	39,825	(92)	1.7	30.3
Provision for income taxes	1,490	16,439	(91)	0.8	12.5
Income from continuing operations	1,797	23,386	(92)	0.9	17.8
Loss from discontinued operations	(1,080)	(494)	119	(0.6)	(0.4)
Net income	$717	$22,892	(97)	0.3	17.4

(a)   Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$19,572	$39,935	(51)%	10.3%	30.4%
Depreciation and amortization	26,861	14,384	87	14.2	11.0
Share-based compensation	9,377	3,210	192	5.0	2.4
Acquisition and integration	4,177	3,205	30	2.2	2.4
Adjusted EBITDA (b)	$59,987	$60,734	(1)	31.7	46.2

(b)   See discussion of Non-GAAP financial measure on page 31.

NM — Not meaningful

Revenues.    For the six months ended June 30, 2012, revenues increased $57.8 million, or 44%, as compared to the same period in the prior year principally due to the 2011 acquisitions of MediaMind, EyeWonder and MIJO and the 2012 acquisition of Peer 39.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the six months ended June 30, 2012, cost of revenues increased $23.9 million, or 54%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.2% in 2012, as compared to 33.8% in 2011.  Cost of revenues increased principally due to (i) including the 2011 acquisitions of MediaMind and EyeWonder and the 2012 acquisition of Peer 39 in our operating results ($21.6 million) and (ii) including six months of MIJO’s results in the 2012 period as compared to three months results in the 2011 period ($2.0 million).  The increase in our cost of revenues percentage is due to (i) lower pricing in our television segment and (ii) an increase in online revenues as a percentage of total revenues as our online revenues currently have a higher cost of revenues percentage.

Sales and Marketing.    For the six months ended June 30, 2012, sales and marketing expense increased $24.0 million, or 386%, as compared to the same period in the prior year.  The increase was due to the inclusion of MediaMind, EyeWonder and Peer 39 in our in our operating results.  As a percentage of revenues, sales and marketing expense increased to 16.0% in the current year period, as compared to 4.7% in the same period of the prior year.  The percentage increase is attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results as our online business has higher selling expenses than the balance of the Company.

Research and Development.    For the six months ended June 30, 2012, research and development costs increased $7.8 million, or 145%, as compared to the same period in the prior year.  The increase was primarily due to (i) the inclusion of MediaMind,  EyeWonder  and Peer 39 ($6.0 million) in our operating results, (ii) a shift in software development initiatives from capitalizable projects to projects which are expensed as incurred ($0.3 million) and (iii) and an increase in consulting fees ($0.6 million).  The percentage increase is largely attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results, as they have higher research and development expenses than the balance of the Company.

General and Administrative.    For the six months ended June 30, 2012, general and administrative expense increased $9.0 million, or 51%, as compared to the same period in the prior year.  The increase was due to (i) higher online segment costs ($9.0 million), largely attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results and (ii) higher professional fees ($2.3 million) and lower incentive compensation ($1.9 million) in our television segment.

Acquisition and Integration.    For the six months ended June 30, 2012, acquisition and integration expense increased $1.0 million as compared to the same period in the prior year.  In the current year period, acquisition and integration expense relates primarily to severance and integrating EyeWonder and Unicast into the MediaMind operation.  In the prior year period, acquisition and integration expense related primarily to legal, accounting and investment banking fees in connection with the MediaMind and MIJO acquisitions.

Depreciation and Amortization.    For the six months ended June 30, 2012, depreciation and amortization expense increased $12.5 million, or 87%, as compared to the same period in the prior year.  The increase was primarily due to (i) depreciation and amortization associated with the acquisitions of MediaMind, EyeWonder and Peer 39 ($9.7 million), (ii) including six months of MIJO depreciation and amortization in the 2012 period versus three months in the 2011 period ($1.0 million) and (iii) additional depreciation ($0.9 million) taken on our Unicast platform as a result of our decision to shorten its remaining useful life in connection with the planned migration of all our Unicast customers over to the MediaMind platform.

Interest Expense.    For the six months ended June 30, 2012, interest expense increased $15.7 million as compared to the same period in the prior year.  Interest expense in the current period is attributable to the Term Loans issued in connection with the acquisition of MediaMind in July 2011.

Interest Income and Other Expense, net.    For the six months ended June 30, 2012, interest income and other expense, net increased $0.5 million as compared to the same period in the prior year.  The increase was primarily due to realized foreign currency exchange losses ($0.4 million) and a loss on our equity method investment in Adagoo ($0.1 million).

Provision for Income Taxes.    For the six months ended June 30, 2012 and 2011, the provision for income taxes was 45.3% and 41.3%, respectively, of income before income taxes.  The provision for each period differs from the expected federal statutory rate of 35.0%, as a result of certain non-deductible expenses and state income taxes.  The increase in our effective tax rate was primarily due to (i) a reduction in our taxable income which causes our non-deductible expenses to have a larger percentage impact on our effective tax rate, and (ii) an increase in our effective state income tax rate as a result of a shift in taxable income from jurisdictions with lower tax rates to jurisdictions with higher tax rates.  For 2012, we currently expect an annual effective tax rate of about 40% of income before income taxes.

Loss from Discontinued Operations.    Discontinued operations relate to our Springbox operating unit. In June 2012, we sold substantially all the net assets of our Springbox unit and recognized a $0.6 million after tax loss on the sale.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	June 30,		vs.
	2012	2011	2011
Revenues	$61,601	$62,718	(2)%
Adjusted EBITDA	25,442	30,402	(16)

The television segment includes the results of those operations that derive their revenues principally from the broadcast television industry and related ancillary services.  The television segment includes an allocation of corporate overhead.

Revenues.    For the three months ended June 30, 2012, revenues decreased $1.1 million, or 2%, as compared to the same period in the prior year.  The decrease was principally due to a $7.4 million reduction in standard definition (“SD”) revenue, partially offset by increases in high definition (“HD”) revenue ($5.9 million) and political advertising revenue ($1.1 million).  The reduction in SD revenue was due to (i) a decrease in the number of deliveries as more customers switched to HD deliveries, and (ii) lower pricing per delivery.  HD revenue increased due to a rise in the number of deliveries, partially offset by lower pricing per delivery.  We expect the percentage that HD deliveries bear to total deliveries will continue to increase.  HD and SD pricing per delivery decreased principally due to the competitive environment and, with respect to HD, a higher percentage of electronic deliveries (97% in 2012 compared to 88% in 2011).  Historically, electronic deliveries are priced lower than physical deliveries.  Political advertising increased due to the 2012 national, state and local elections in the United States.  We expect political advertising will increase in the next two quarters.

Adjusted EBITDA.    For the three months ended June 30, 2012, adjusted EBITDA decreased $5.0 million as compared to the same period in the prior year.  The decrease was due to lower revenues ($1.1 million) and higher professional fees ($2.6 million), personnel costs ($0.9 million) and facilities costs ($0.8 million).  The increase in professional fees is partially attributable to higher legal costs ($1.2 million) and audit and tax fees ($0.6 million), a portion of which relates to our recent acquisitions.  The increase in personnel costs is partially attributable to our recent expansion into European markets ($0.4 million).

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	June 30,		vs.
	2012	2011	2011
Revenues	$34,735	$5,134	577%
Adjusted EBITDA	4,980	757	558

As discussed above, the online segment is comprised of the operating results of Unicast and our 2011 acquisitions of MediaMind (July 2011) and EyeWonder (September 2011) and the 2012 acquisition of Peer 39 (April 2012).  As a result of these acquisitions, the operating results for the periods above are not comparable.  We are in the process of migrating our EyeWonder and Unicast online advertising related business to the MediaMind platform.  We expect this process to be substantially complete during 2012.  The online segment includes an allocation of corporate overhead.

Revenues.    For the three months ended June 30, 2012, revenues increased $29.6 million, or 577%, as compared to the same period in the prior year.  The increase was due to our 2011 and 2012 acquisitions.

Adjusted EBITDA.    For the three months ended June 30, 2012, adjusted EBITDA increased $4.2 million as compared to the same period in the prior year.  The increase is attributable to the increase in revenues.  As we transition the Unicast and EyeWonder operations over to the MediaMind platform we have been realizing certain efficiencies from the elimination of duplicative personnel and office facilities.  We expect our operations will continue to improve as we complete the transition.  Further, we anticipate higher revenues in future periods, which we expect will increase adjusted EBITDA and the adjusted EBITDA percentage of revenues.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Six Months Ended		2012
	June 30,		vs.
	2012	2011	2011
Revenues	$123,432	$121,897	1%
Adjusted EBITDA	54,580	60,077	(9)

Revenues.    For the six months ended June 30, 2012, revenues increased $1.5 million, or 1%, as compared to the same period in the prior year.  The increase was principally due to (i) recognizing six months of MIJO’s operating results in the current year period versus three months in the prior year period ($5.8 million), (ii) higher HD revenues ($3.9 million, which excludes $5.2 million of MIJO HD revenue addressed above) and (iii) higher political advertising revenue ($1.6 million), partially offset by (iv) a $8.8 million reduction in SD revenue (which excludes $0.6 million of MIJO SD revenue addressed above).  The reduction in SD revenue was due to (i) a decrease in the number of deliveries as more customers switched to HD deliveries, and (ii) lower pricing per delivery.  HD revenue increased due to a rise in the number of deliveries, partially offset by lower pricing per delivery.  We expect the percentage that HD deliveries bear to total deliveries will continue to increase.  HD and SD pricing per delivery decreased principally due to the competitive environment and, with respect to HD, a higher percentage of electronic deliveries (96% in 2012 compared to 86% in 2011).  Historically, electronic deliveries are priced lower than physical deliveries.  Political advertising increased due to the 2012 national, state and local elections in the United States.  We expect political advertising will increase in the next two quarters.

Adjusted EBITDA.    For the six months ended June 30, 2012, adjusted EBITDA decreased $5.5 million as compared to the same period in the prior year.  The decrease was principally due to increased expenses (professional fees $3.0 million, personnel costs $2.6 million and facilities costs $1.6 million).  The increase in professional fees is partially attributable to higher audit and tax fees ($1.1 million), legal costs ($1.0 million) and consulting costs ($0.6 million).  The increase in personnel costs is partially attributable to our recent expansion into European markets ($0.8 million).

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands).

			% Change
	Six Months Ended		2012
	June 30,		vs.
	2012	2011	2011
Revenues	$65,753	$9,465	595%
Adjusted EBITDA	5,407	657	723

Revenues.    For the six months ended June 30, 2012, revenues increased $56.3 million, or 595%, as compared to the same period in the prior year.  The increase was due to our 2011 and 2012 acquisitions.

Adjusted EBITDA.    For the six months ended June 30, 2012, adjusted EBITDA increased $4.8 million as compared to the same period in the prior year.  The increase is attributable to the increase in revenues.  As we transition the Unicast and EyeWonder operations over to the MediaMind platform we have been realizing certain efficiencies.  We expect our operations will continue to improve as we complete the transition.  Further, we anticipate higher revenues in future periods, which we expect will increase adjusted EBITDA and the adjusted EBITDA percentage of revenues.

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

Reconciliation of Non-GAAP Financial Measure

In accordance with the requirements of Regulation G issued by the SEC, on pages 25 and 27 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$57,028	$72,575
Accounts receivable, net	92,981	100,719
Property and equipment, net	68,324	54,159
Deferred income taxes	11,603	4,796
Goodwill and intangible assets, net	777,309	781,634

Liabilities:
Accounts payable and accrued liabilities	40,503	48,234
Deferred income taxes	7,125	9,477
Debt	456,002	483,033

Stockholders’ equity	520,986	507,786

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity.  The decrease in cash and cash equivalents during the first six months of 2012 primarily relates to (i) repayment of our debt ($27.4 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($20.1 million), in excess of cash generated from operating activities ($30.3 million).

Accounts receivable generally fluctuate with revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 88 and 86 days at June 30, 2012 and December 31, 2011, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, an expansion of our network or capitalized software development initiatives.  It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense.  For the six months ended June 30, 2012 and 2011, purchases of property and equipment were $13.8 million and $3.0 million, respectively. For the six months ended June 30, 2012 and 2011, capitalized costs of developing software were $6.3 million and $3.2 million, respectively.  Purchases of property and equipment increased during the current period as a result of (i) finishing out newly leased office facilities in New York City which replaces several separate leased facilities and (ii) expanding our digital distribution network.

Goodwill and intangible assets decreased during 2012 as a result of amortization of intangible assets, partially offset by the acquisition of Peer 39.

Accounts payable and accrued liabilities decreased $7.7 million during 2012.  The decrease primarily relates to the timing of payments.

Debt decreased $27.0 million during 2012 as a result of (i) prepaying a portion ($25.0 million) of our estimated 2013 mandatory excess cash flow principal payment and (ii) scheduled quarterly principal payments ($2.4 million) offset by (iii) accretion of interest on the original issue discount ($0.4 million).

Stockholders’ equity increased $13.2 million during 2012.  The increase primarily relates to (i) reporting net income of $0.7 million, (ii) recording share based compensation expense of $9.4 million and (iii) the issuance of shares in the purchase of Peer 39 ($3.3 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$717	$22,892
Depreciation and amortization	26,861	14,772
Share-based compensation and other	9,497	4,938
Changes in operating assets and liabilities, net	(6,776)	9,544
Total	30,299	52,146

Investing activities:
Purchases of property and equipment	(13,815)	(3,030)
Capitalized costs of developing software	(6,274)	(3,206)
Acquisitions, net of cash acquired	(8,594)	(43,800)
Proceeds from short-term investments and other	10,410	29
Total	(18,273)	(50,007)

Financing activities:
Proceeds from issuance of common stock, net	127	257
Purchases of treasury stock	—	(16,571)
Repayments of long-term debt	(27,450)	—
Repayments of capital leases	(266)	(199)
Total	(27,589)	(16,513)

Effect of exchange rate changes on cash and cash equivalents	16	136

Net decrease in cash and cash equivalents	$(15,547)	$(14,238)

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization, (ii) deferred income taxes and (iii) share-based compensation.  In 2012, we generated $30.3 million in cash from operating activities as compared to $52.1 million in 2011.  The decrease was primarily the result of reduced net income ($22.2 million).

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During 2011 we acquired three businesses.  In 2012, we (i) purchased Peer 39, a provider of webpage level data, for $15.7 million in cash, shares of our common stock and an installment payment (see Note 4) and (ii) made a $1.0 million investment in Adagoo, a developer of a web-based audience and content measurement platform for publishers.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchases of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•      cash and cash equivalents on hand (including about $25.0 million held outside the United States at quarter end which can be repatriated into the United States with little or no adverse tax consequences),

•      cash generated from operating activities,

•      borrowings from our existing or any new credit facility, and

•      the issuance of equity securities.

As of June 30, 2012, we had $57.0 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of June 30, 2012, we had an effective shelf registration statement on file with the SEC for the issuance of (i) up to a total of 848,750 shares of our common stock and (ii) up to $75 million of preferred stock.

As of June 30, 2012, we had $116.6 million of borrowing capacity available to us under the Revolving Loans feature of our Amended Credit Facility.  See Note 6 of our consolidated financial statements.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand (ii) $116.6 million of available Revolving Loans under our Amended Credit Facility, and (iii) cash generated from operating and financing activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

We expect to use cash in connection with:

•      the purchase of capital assets,

•      the repayment of our debt,

•      the purchase of our common stock,

•      the organic growth of our business, and

•      the strategic acquisition of media related businesses.

During 2012, we expect we will purchase property and equipment and incur capitalized software development costs ranging from $28 to $32 million (including $11-$14 million for leasehold improvements related to our new 15 year office lease in New York City).

We expect to use cash to further expand and develop our business.

In July 2012, we announced that our Board of Directors was undergoing a strategic review of the feasibility and relative merits of various financial strategies for the company, which may include partnerships, strategic business model alternatives, a sale or other transaction.  In connection therewith, we engaged an investment banking firm to assist us in exploring strategic alternatives.  The announcement stated we do not intend to disclose developments in this process until such time as the Board of Directors approves or has a transaction or transactions to recommend to stockholders, or otherwise deems further disclosure appropriate.  A change in control of the Company (as defined) is an event of default under our Amended Credit Facility.  Further, a change in control accelerates the vesting provisions of certain of our equity awards.

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

Foreign Currency Exchange Risk

For the six months ended June 30, 2012, about 27% of our consolidated revenue was attributable to jurisdictions outside the United States (see Note 12 of our consolidated financial statements).  As a result, we are subject to foreign currency transaction and translation gains and losses.  In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts to hedge a portion of our exposure to changes in foreign currency exchange rates.  As a result of our foreign operations, we expect to continue to experience foreign currency transaction and translation gains and losses, somewhat mitigated by our foreign currency hedging programs.  However, not all of our revenue from foreign jurisdictions is subject to foreign currency transaction and translation gain or loss as some of our foreign operations use the U.S. Dollar as their functional currency (e.g. Israel) and generally invoice customers in U.S. Dollars.

Interest Rate Risk

In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind. The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum.  To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.30% at June 30, 2012); our interest expense and payments will increase (absent an interest rate hedging arrangement).  See Note 6 to our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

April 1, 2012 through April 30, 2012	—	$—	—	$45,306
May 1, 2012 through May 31, 2012	—	$—	—	$45,306
June 1, 2012 through June 30, 2012	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.    EXHIBITS

Exhibits
10.1	Amended and Restated Employment Transition and Consulting Agreement among the Company and Omar Choucair. (a)
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

**  Filed herewith.

(a)  Incorporated by reference to exhibit bearing same title filed with the Registrant’s Current Report on Form 8-K filed June 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: August 9, 2012	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer