Form 10-Q
period 2012-09-30
Digital Generation, Inc.
filed 2012-11-09
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, the registrant had 27,634,075 shares of Common Stock, par value $0.001, outstanding.

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

•                  potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

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

PART I— FINANCIAL INFORMATION

Item I.      FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$68,601	$72,575
Short-term investments	—	10,390
Accounts receivable (less allowances of $2,605 in 2012 and $2,176 in 2011)	90,767	100,719
Deferred income taxes	—	4,796
Other current assets (includes restricted cash of $1,839 in 2012 and $1,180 in 2011)	14,395	14,562
Assets of discontinued operations	—	766
Total current assets	173,763	203,808
Property and equipment, net	68,541	54,159
Goodwill	380,950	580,229
Intangible assets, net	187,554	201,405
Other non-current assets (includes restricted cash of $3,284 in 2012 and $2,989 in 2011)	17,983	18,642
Total assets	$828,791	$1,058,243

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$7,300	$4,900
Accounts payable	8,443	14,356
Accrued liabilities	27,848	33,878
Deferred revenue	1,900	2,474
Total current liabilities	45,491	55,608
Long-term debt, net of current portion	447,683	478,133
Deferred income taxes	12,236	9,477
Other non-current liabilities	15,244	7,239
Total liabilities	520,654	550,457

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,113 issued and 27,609 outstanding at September 30, 2012; 28,707 issued and 27,203 outstanding at December 31, 2011	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	643,702	626,398
Accumulated deficit	(298,322)	(79,312)
Accumulated other comprehensive loss	(1,724)	(3,781)
Total stockholders’ equity	308,137	507,786
Total liabilities and stockholders’ equity	$828,791	$1,058,243

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Television	$60,102	$60,572	$183,534	$182,469
Online	33,716	24,022	99,469	33,487
Total revenues	93,818	84,594	283,003	215,956
Cost of revenues (excluding depreciation and amortization):
Television	22,061	20,533	65,065	60,637
Online	12,636	7,759	37,993	12,104
Total cost of revenues	34,697	28,292	103,058	72,741
Operating expenses:
Sales and marketing	16,476	9,619	46,727	15,844
Research and development	5,501	5,546	18,599	10,891
General and administrative	13,959	14,776	40,824	32,595
Acquisition and integration	1,379	10,571	5,556	13,776
Depreciation and amortization	14,542	11,318	41,403	25,702
Goodwill impairment	208,166	—	208,166	—
Total operating expenses	260,023	51,830	361,275	98,808
Income (loss) from operations	(200,902)	4,472	(181,330)	44,407
Other expense:
Interest expense	7,835	6,477	23,766	6,709
Other, net	346	284	700	162
Income (loss) before income taxes	(209,083)	(2,289)	(205,796)	37,536
Provision for income taxes	10,644	408	12,134	16,847
Income (loss) from continuing operations	(219,727)	(2,697)	(217,930)	20,689
Discontinued operations:
Loss from discontinued operations	—	(134)	(1,080)	(628)
Net income (loss)	$(219,727)	$(2,831)	$(219,010)	$20,061

Basic income (loss) per common share:
Continuing operations	$(7.96)	$(0.10)	$(7.95)	$0.75
Discontinued operations	—	—	(0.04)	(0.03)
Total	$(7.96)	$(0.10)	$(7.99)	$0.72

Diluted income (loss) per common share:
Continuing operations	$(7.96)	$(0.10)	$(7.95)	$0.74
Discontinued operations	—	—	(0.04)	(0.02)
Total	$(7.96)	$(0.10)	$(7.99)	$0.72

Weighted average common shares outstanding:
Basic	27,600	27,491	27,423	27,568
Diluted	27,600	27,491	27,423	27,861

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(219,727)	$(2,831)	$(219,010)	$20,061
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	296	(179)	122	(179)
Unrealized loss on available for sale securities, net of tax	(440)	(238)	(443)	(238)
Foreign currency translation adjustment	2,534	(4,726)	2,378	(4,590)
Total other comprehensive income (loss)	2,390	(5,143)	2,057	(5,007)

Total comprehensive income (loss)	$(217,337)	$(7,974)	$(216,953)	$15,054

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	28,707	$29	(1,504)	$(35,548)	$626,398	$(3,781)	$(79,312)	$507,786
Common stock issued on exercise of stock options	10	—	—	—	73	—	—	73
Common stock issued under employee stock purchase plan	14	—	—	—	157	—	—	157
Common stock issued on vesting of restricted stock and restricted stock units	5	—	—	—	—	—	—	—
Common stock issued in purchase of Peer 39	357				3,314			3,314
Common stock issued on vesting of restricted stock units, net of shares tendered to satisfy required tax withholding	20	—	—	—	(56)	—	—	(56)
Share-based compensation	—	—	—	—	13,816	—	—	13,816
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	2,378	—	2,378
Unrealized gain on derivatives, net of tax	—	—	—	—	—	122	—	122
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	—	—	(219,010)	(219,010)
Total comprehensive loss								(216,953)
Balance at September 30, 2012	29,113	$29	(1,504)	$(35,548)	$643,702	$(1,724)	$(298,322)	$308,137

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(219,010)	$20,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	208,166	—
Depreciation of property and equipment	19,117	12,635
Amortization of intangibles	22,286	13,611
Deferred income taxes	7,167	(6,873)
Provision for accounts receivable losses	2,510	1,833
Share-based compensation	13,816	7,592
Loss on sale of Springbox unit	1,000	—
Other	672	553
Changes in operating assets and liabilities:
Accounts receivable	8,204	12,008
Other assets	3,504	(247)
Accounts payable and other liabilities	(14,592)	(8,133)
Deferred revenue	(852)	497
Net cash provided by operating activities	51,988	53,537

Cash flows from investing activities:
Purchases of property and equipment	(17,166)	(6,910)
Capitalized costs of developing software	(9,491)	(5,491)
Acquisitions, net of cash acquired	(10,089)	(499,945)
Long-term investment	(1,017)	—
Proceeds from sale of short-term investments	10,390	—
Other	(141)	(1,257)
Net cash used in investing activities	(27,514)	(513,603)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	174	383
Purchases of treasury stock	—	(16,571)
Payment of tax withholding obligation in exchange for shares tendered	—	(1,129)
Proceeds from issuance of long-term debt	—	485,100
Payment of debt issuance costs	—	(12,019)
Repayments of capital leases	(398)	(298)
Repayments of long-term debt	(28,675)	(1,225)
Net cash provided by (used in) financing activities	(28,899)	454,241

Effect of exchange rate changes on cash and cash equivalents	451	(502)
Net decrease in cash and cash equivalents	(3,974)	(6,327)
Cash and cash equivalents at beginning of year	72,575	73,409

Cash and cash equivalents at end of period	$68,601	$67,082

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,916	$5,445
Cash (received) paid for income taxes	$(1,184)	$25,327
Non-cash component of purchase price to acquire a business	$5,645	$—
Landlord lease incentives	$5,599	$—

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

Acquisitions

During 2012 and 2011 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
North Country	July 31, 2012	$3.7	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

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

In March 2012, we reduced our estimated bonus for 2011 by approximately $1.1 million. The reduction was credited to general and administrative expense in the first quarter.  The revised estimate reduced our loss from continuing operations, net loss and diluted loss per share by $0.6 million, $0.6 million and $0.02, respectively, during the nine months ended September 30, 2012.

See Note 5 for a discussion of our goodwill impairment loss.

Derivative Instruments

We enter into foreign currency forward contracts and options to hedge the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar. Portions of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options.  At September 30, 2012, we had $13.6 million notional amount of foreign currency forward contracts and options outstanding that had a fair value liability balance of $0.2 million. The liability is included in “accrued liabilities” and is expected to be recognized in our results of operations in the next 12 months.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty.  In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.5 million of cash in bank accounts with our counterparty.

Long-Term Investment

On March 29, 2012, we acquired a 17% equity interest in Adagoo Ltd. (“Adagoo”) for $1.0 million.  We also committed to purchase an additional 6% interest (bringing our total equity interest to 23%) for $0.5 million if certain conditions are satisfied.  Those conditions were satisfied and we purchased the additional 6% interest in October 2012.  Adagoo, founded in 2010 and based in Israel, is developing a web-based audience and content measurement platform for publishers.  The platform is being designed to help publishers analyze and classify Internet web sites as to demographics, content categories, and the absence of offensive content.  To date, Adagoo’s revenues have been nominal.  In the short term, we expect Adagoo to continue to report operating losses.  We are accounting for our investment using the equity method of accounting.

Acquisition and Integration Expenses

Acquisition and integration expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees), costs to integrate the acquired operation (e.g., severance pay, office closure costs) into the Company and our evaluation of strategic alternatives (see Note 13). A summary of our acquisition and integration expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2012	2011	2012	2011
Investment banking fees	$—	$7,761	$—	$8,761
Legal, accounting and due diligence fees	76	2,165	746	3,966
Integration costs	224	474	570	474
Severance	474	—	3,635	—
Strategic alternatives	605	—	605	—
Other	—	171	—	575
Total	$1,379	$10,571	$5,556	$13,776

Severance costs incurred for the nine months ended September 30, 2012 equal $3.6 million; $2.6 million of which relates to the online unit and $1.0 million relates to the television unit.  Costs incurred by the online unit resulted from consolidating the workforces of MediaMind, EyeWonder, and Unicast and eliminating redundancy.   Severance costs incurred by the television unit relate to eliminating redundant workforce as we completed integrating our MIJO and Matchpoint acquisitions, as well as ongoing cost containment efforts.  As of September 30, 2012, the vast majority of our integration efforts are substantially complete.

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

Financial Assets and Liabilities Measured on a Recurring Basis

We have classified our assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

The tables below set forth by level, assets and liabilities that were accounted for at fair value (carrying value equals fair value) as of September 30, 2012 and December 31, 2011.  The carrying value of our accounts receivable and accounts payable approximates the respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at September 30, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$4,003	$—	$—	$4,003
Marketable equity securities	(b)	1,046	—	—	1,046
Springbox revenue sharing	(b)	—	—	768	768
Total		$5,049	$—	$768	$5,817

Liabilities:
Currency forward derivatives/options	(c)	$—	$212	$—	$212
Revenue earnouts	(c)	—	—	3,089	3,089

Total		$—	$212	$3,089	$3,301

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,929	$—	$—	$35,929
Marketable equity securities	(b)	1,489	—	—	1,489

Total		$37,418	$—	$—	$37,418

Liabilities:
Currency forward derivatives	(c)	$—	$532	$—	$532
Revenue earnouts	(c)(d)	—	—	1,673	1,673

Total		$—	$532	$1,673	$2,205

(a) Included in cash and cash equivalents.

(b) Included in other non-current assets.

(c) Included in accrued liabilities.

(d) Included in other non-current liabilities.

The fair value of our money market funds and marketable equity securities were determined based upon market prices.  Our marketable equity securities relate to a single issuer and all such securities have the same cost basis which totals $1.2 million.  The unrealized loss of $0.2 million at September 30, 2012 is included in accumulated other comprehensive loss. The currency forwards and currency forwards/options are derivative instruments whose value is based upon quoted market prices from various market participants.

As permitted in the EyeWonder purchase agreement, we held back $5 million of the purchase price to fund certain transaction costs for a one-year period.  To the extent the $5 million fund was not spent on allowable transaction costs within one year of the purchase date (September 1, 2011), we are required to remit the balance to the EyeWonder seller. As of September 1, 2012, we spent the entire fund on transaction costs we believe are allowable and therefore have not recognized any amount as a payable to the EyeWonder seller.

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

Springbox Revenue Sharing
Balance at December 31, 2011	$—
Additions	768
Change in fair value recognized in earnings	—

Balance at September 30, 2012	$768

In connection with an acquisition of a business, we sometimes include a contingent consideration component of the purchase price based on future revenues. We estimate future revenues based on historical revenues and certain other factors.  Each reporting period, we update our estimate of the future revenues of each earnout party and the corresponding earnout levels achieved, discounted to their present values. The change in fair value is recorded in cost of revenues in the accompanying consolidated statements of operations. The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

Revenue Earnouts
Balance at December 31, 2011	$1,673
Additions	1,855
Change in fair value recognized in earnings	(439)

Balance at September 30, 2012	$3,089

The fair value of our debt (see Note 6) at September 30, 2012 was approximately $443.9 million based on the average trading price (a Level 1 fair value measurement).

As discussed in Note 1, in March 2012 we made a $1.0 million investment for a 17% interest in Adagoo, a private company that is developing a web-based audience and measurement platform for publishers. Considering Adagoo’s early stage of development and the uncertainty of its future cash flows, we do not believe it is practicable to estimate its fair value on a periodic basis.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

During the three and nine months ended September 30, 2012 and 2011, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis, except for an impairment of our online reporting unit’s goodwill during the three months ended September 30, 2012. See Note 5.

4.  Acquisitions and Transfers

Since January 1, 2011, we acquired five businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community.  We have or expect to realize operating synergies from each of the transactions, or the acquired operation has or will create opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill.  A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
North Country	July 31, 2012	$3.7	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash

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

During the third quarter ended September 30, 2012, we finalized the purchase price allocation of our September 2011 acquisition of EyeWonder.  The final purchase price allocation did not change the amounts previously reported.

Transfer Majority of Chors Unit

On April 2, 2012, in consideration of $0.1 million, we transferred the majority of the assets, agreements and employees of Chors GmbH (“Chors”), our German limited liability company that was acquired in the acquisition of EyeWonder in September 2011, to 24/7 Real Media Deutschland GmbH (“24/7 Germany”), a German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm.  In addition, 24/7 Germany agreed to refer or transition no less than $5.0 million worth of revenue (as defined) to us within one year of the closing.  For the three months ended March 31, 2012, we reported $1.3 million of revenue and $0.3 million of income before income taxes from Chors.  We did not report a significant gain or loss in connection with the transfer.

Acquisition of North Country

On July 31, 2012, we acquired the assets and operations of privately-held North Country Media Group, Inc. (“North Country”), a market leader in the customization and distribution of direct response advertising, for $1.8 million in cash plus contingent consideration we valued at $1.9 million.  The contingent consideration payment ranges from $0 to $1.9 million.  Payment of the contingent consideration is dependent upon North Country meeting three separate future revenue targets through July 2014.  North Country provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our television segment.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  We allocated $1.1 million to customer relationships, $0.2 million to trade name and $0.5 million to noncompetition agreements.  The customer relationships, trade name and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 6 years and 5 years, respectively.  The weighted average amortization period is 8.2 years.  The goodwill and intangible assets created in the acquisition are deductible for tax purposes.  The acquired assets include $0.4 million of gross receivables which we recognized at their estimated fair value of $0.4 million.  We recognized $0.5 million of revenue and $0.1 million income before income taxes from North Country in our consolidated results of operations for the two months ended September 30, 2012.  The North Country purchase price allocation is final.

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

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 10 years, 6 years and 4 years, respectively.  The weighted average amortization period is 7.1 years.  We plan to make a timely election such that the acquisition is treated as an asset purchase for tax purposes. Accordingly, the goodwill and intangible assets created in the acquisition are expected to be deductible for income tax purposes.  The acquired assets include $0.8 million of gross receivables which we recognized at their estimated fair value of $0.8 million.  We recognized $2.7 million of revenue and a $1.0 million loss before income taxes from Peer 39 in our consolidated results of operations for the five months ended September 30, 2012.

During the third quarter we finalized our purchase price allocation of Peer 39.  As noted above, we have elected to treat the acquisition as an asset purchase for tax purposes.  As a result, we changed the purchase price allocation to eliminate deferred tax assets and liabilities with a corresponding adjustment to goodwill.  We also (i) reduced developed technology by $1.3 million, accrued liabilities by $0.9 million and noncompetition agreements by $0.3 million, and (ii) increased customer relationships by $0.8 million with a corresponding adjustment to goodwill.

Purchase Price Allocations

The following table summarizes the estimated fair values of the Peer 39 and North Country assets acquired and liabilities assumed at the respective dates of acquisition (in millions).

Category	Peer 39	North Country
Current assets	$2.4	$0.5
Property and equipment	0.7	0.7
Other noncurrent assets	0.5	—
Customer relationships	3.1	1.1
Trade names	0.2	0.2
Developed technology	1.8	—
Noncompetition agreements	1.0	0.5
Goodwill	7.2	0.9
Total assets acquired	16.9	3.9
Less other liabilities assumed	(1.2)	(0.2)
Net assets acquired	$15.7	$3.7

Pro Forma Financial Information

The following pro forma financial information presents our results of operations for the three and nine month periods ended September 30, 2012 and 2011 as if (i) the acquisitions of North Country, Peer 39, EyeWonder, MediaMind and MIJO and (ii) the disposition of the Chors assets, had occurred on January 1, 2011 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported				Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Revenues	$93,818	$84,594	$283,003	$215,956	$94,125	$97,048	$285,045	$298,008
Income (loss) from continuing operations	(219,727)	(2,697)	(217,930)	20,689	(219,731)	(8,074)	(219,289)	(1,567)
Income (loss) per share — continuing operations:
Basic	$(7.96)	$(0.10)	$(7.95)	$0.75	$(7.96)	$(0.29)	$(7.95)	$(0.06)
Diluted	$(7.96)	$(0.10)	$(7.95)	$0.74	$(7.96)	$(0.29)	$(7.95)	$(0.06)

5. Goodwill and Other Long-Lived Assets

We have three reporting units as shown in the table below and two reportable segments (television and online) as shown in Note 11.  For segment reporting purposes, the SourceEcreative reporting unit is included in the television segment.  Changes in the carrying value of our goodwill by reporting unit for the nine months ended September 30, 2012 are as follows (in thousands):

	Television	Online	SourceEcreative	Total

Balance at December 31, 2011:
Goodwill	$363,068	$346,454	$1,998	$711,520
Accumulated impairment losses	(131,291)	—	—	(131,291)
	231,777	346,454	1,998	580,229
Acquisition of Peer 39	—	7,225	—	7,225
Acquisition of North Country	948	—	—	948
Impairment loss	—	(208,166)	—	(208,166)
Foreign currency translation	714	—	—	714

Balance at September 30, 2012:
Goodwill	364,730	353,679	1,998	720,407
Accumulated impairment losses	(131,291)	(208,166)	—	(339,457)
	$233,439	$145,513	$1,998	$380,950

Goodwill Impairment Loss

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable.  The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss.  In the second step, the reporting unit’s fair value is allocated to the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.  If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

We made two significant acquisitions in the third quarter of 2011 (MediaMind and EyeWonder) that created a significant amount of goodwill for our online reporting unit (see Note 4).  In testing our goodwill for possible impairment at December 31, 2011, we determined that the fair values (using a variety of methods, including discounted cash flows) of our online reporting unit and our television reporting unit were 6% and 33%, respectively, in excess of their carrying values.  Also, at December 31, 2011, our market capitalization was below our total stockholders’ equity, and we noted if that circumstance continued for an extended period of time, it would likely result in us recording a goodwill impairment charge in the future.  At each of March 31, 2012 and June 30, 2012, we continued to monitor our online reporting unit’s goodwill and determined a goodwill impairment test was not required.

During the third quarter of 2012, we determined that indicators of potential impairment existed for our online reporting unit requiring us to perform an interim goodwill impairment test.  These indicators included (i) revenues and operating results sufficiently below our earlier forecasts which prompted us to revise our future forecasts, (ii) our market capitalization continuing to be valued well below the book value of our total stockholders’ equity, and (iii) weaker market conditions and trends than expected.

As a result, during the third quarter we conducted a goodwill impairment test of our online reporting unit.  We estimated the fair value of the online reporting unit using a weighting of fair values derived from an income approach and a market approach (both Level 3 fair value measurements).  Under the income approach, we calculated the fair value of the online reporting unit based on the present value of its estimated future cash flows.  Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.  The discount rate used was based on the weighted average cost of capital adjusted for the risks associated with the online business and the projected cash flows.  The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly traded companies that have similar operating and investment characteristics as our online reporting unit.

Upon estimating the fair value of the online reporting unit’s goodwill, we determined it was less than its carrying value.  As a result, we performed the second step of the impairment analysis and allocated the fair value of the online reporting unit to the estimated fair values of each of the assets and liabilities of the online reporting unit (including identifiable intangible assets) with the excess fair value being the implied goodwill.  Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows.  The implied fair value of the online reporting unit’s goodwill was $208.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2012.

In the first quarter of 2002, upon adoption of ASC Topic 350 Intangibles — Goodwill and other, originally issued as Financial Accounting Standards No. 142, we recorded a goodwill impairment of $131.3 million as the cumulative effect of a change in accounting principle.  The impairment charge was recorded in what was known at the time as the services reporting unit, which was later reorganized and renamed as the television reporting unit.  The television unit has not recorded any additional goodwill impairments since 2002, and we believe the fair value of the television unit exceeds its carrying value by approximately 25% as of September 30, 2012.

To the extent that actual operating results or future expected operating results fall sufficiently below our current forecast, or other indicators of potential impairment exist, we may be required to record another goodwill impairment charge in the future.  Future net cash flows are impacted by a variety of factors including revenues, our ability to achieve forecasted synergies from our acquisitions, operating margins, income tax rates, and discount rates.  In accordance with our policy, we will test goodwill for impairment again at December 31, 2012.

Long-Lived Assets

We also performed impairment testing of the online reporting unit’s long-lived assets (e.g., customer relationships, trade names, etc.) and determined they were not impaired at September 30, 2012.

6.  Long-Term Debt

Long-term debt as of September 30, 2012 and December 31, 2011 is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Term loans	$458,875	$487,550
Less unamortized discount	(3,892)	(4,517)
Revolving loans	—	—
Subtotal	454,983	483,033
Less current portion	(7,300)	(4,900)

Long-term portion	$447,683	$478,133

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

The Revolving Loans mature in 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At September 30, 2012, we had $116.6 million of funds available under the Revolving Loans. However, our ability to borrow funds under the Revolving Loans is subject to maintaining compliance with the financial covenants discussed below.  Thus, depending upon (i) how much room we have under our financial covenants at the time of the borrowing and, potentially (ii) whether or not the purpose for the borrowing would impact our consolidated EBITDA (as would be the case if we were to acquire another business), our ability to borrow against the Revolving Loans may be limited. In connection with the Amended Credit Facility, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.42%. At September 30, 2012, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 6.4%.

The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio. The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility prohibits the payment of cash dividends and limits acquisitions, share redemptions and repurchases. There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At September 30, 2012, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility.

7.  Share-based Compensation

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

During the third quarter of 2012, we granted 98,500 RSUs to certain executive officers and other employees.  The RSUs were valued at $1.1 million and vest over three years.  Vesting of the RSUs is subject to the grantees continued employment or providing services to us.

We recognized $4.4 million and $4.4 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended September 30, 2012 and 2011, and $13.8 million and $7.6 million during the nine months then ended, respectively.  Unrecognized compensation costs related to unvested options and RSUs were $28.1 million at September 30, 2012.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.5 years.

8.  Income Taxes

For the nine months ended September 30, 2012 and 2011, the provision for income taxes was 5.9% and 44.9%, respectively, of income (loss) before income taxes. The provision for each period differs from the expected federal statutory rate of 35.0% as a result of certain non-deductible expenses and state income taxes and, for the 2012 period, the recording of a valuation allowance against our federal net operating loss carryforwards (“NOLs”). For 2012, the vast majority of the goodwill impairment charge is not deductible for income tax purposes.

For the nine months ended September 30, 2012, our income tax expense differs from the amount that would result from applying the federal statutory rate to our loss before income taxes as follows (dollars in thousands):

Federal statutory tax rate	35%
Expected tax expense (benefit)	$(72,029)
State and foreign income taxes, net of federal benefit	(1,787)
Non-deductible compensation	549
Non-deductible goodwill impairment	62,421
Change in valuation allowance	23,000
Other	(20)
Provision for income taxes	$12,134

As of September 30, 2012, we had NOLs with a tax-effected carrying value of approximately $42.4 million for federal and state purposes. Our federal NOLs will expire on various dates ranging from 2012 to 2028. Utilization of these carryforwards is dependent upon us having future federal taxable income in amounts sufficient to realize the federal NOLs. We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible.

In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities.   We also gave specific consideration of the goodwill impairment charge recorded during the third quarter (see Note 5).  Given the significance of the goodwill impairment charge which causes our three year cumulative results of operations to be a loss, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely than not.  As such, we established a valuation allowance of approximately $23.0 million at September 30, 2012. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

9.  Earnings per Share

In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method, undistributed earnings are allocated between common stock and participating securities (restricted stock) as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table reconciles earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(219,727)	$(2,697)	$(217,930)	$20,689
Less portion allocated to unvested share awards	—	—	—	(80)
Income (loss) from continuing operations attributable to common shares	$(219,727)	$(2,697)	$(217,930)	$20,609

Loss from discontinued operations	$—	$(134)	$(1,080)	$(628)
Less portion allocated to unvested share awards	—	—	—	2
Loss from discontinued operations attributable to common shares	$—	$(134)	$(1,080)	$(626)

Net income (loss)	$(219,727)	$(2,831)	$(219,010)	$20,061
Less portion allocated to unvested share awards	—	—	—	(78)
Net income (loss) attributable to common shares	$(219,727)	$(2,831)	$(219,010)	$19,983

Weighted average common shares outstanding — basic	27,600	27,491	27,423	27,568
Dilutive stock options and RSUs	—	—	—	293
Weighted average common shares outstanding - diluted	27,600	27,491	27,423	27,861

Basic income (loss) per common share:
Continuing	$(7.96)	$(0.10)	$(7.95)	$0.75
Discontinued	—	—	(0.04)	(0.03)
Total	$(7.96)	$(0.10)	$(7.99)	$0.72

Diluted income (loss) per common share:
Continuing	$(7.96)	$(0.10)	$(7.95)	$0.74
Discontinued	—	—	(0.04)	(0.02)
Total	$(7.96)	$(0.10)	$(7.99)	$0.72

Antidilutive securities not included:
Stock options and RSUs	2,748	1,992	2,818	1,977

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

Consideration received:
Cash	$100
Fair value of future revenue sharing	768
Total	868

Assets sold:
Cash	259
Receivables and other current assets	843
Property and equipment	350
Intangible assets	416
Total	1,868

Loss on sale of discontinued operation before income taxes	(1,000)
Benefit for income taxes	400

Loss on sale of discontinued operation, net of tax	$(600)

Operating results of discontinued operations for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$1,542	$1,585	$3,789
Cost of revenues	—	1,303	1,677	3,502
Depreciation and amortization	—	—	—	374
Other operating expenses	—	462	708	959
Loss before income taxes	—	(223)	(800)	(1,046)
Benefit for income taxes	—	89	320	418
Loss from discontinued operations	—	(134)	(480)	(628)
Loss on sale of discontinued operations, net of tax	—	—	(600)	—

Loss from discontinued operations	$—	$(134)	$(1,080)	$(628)

11.  Segment Information

Our two reportable segments consist of television and online.  The television segment revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets.  The online segment revenues are principally derived from online advertising and related services.  We allocate corporate overhead to the television and online segments.  We use Adjusted EBITDA as our measure of segment profit.  Adjusted EBITDA reflects income from operations before acquisition and integration expenses, share-based compensation expense, depreciation and amortization, and goodwill impairment charges.  Our reportable segments are as follows (in thousands):

	Three Months Ended September 30,
	2012			2011
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$60,102	$33,716	$93,818	$60,572	$24,022	$84,594
Adjusted EBITDA before corporate overhead	30,853	4,306	35,159	32,500	3,056	35,556
Less corporate overhead	(6,679)	(856)	(7,535)	(3,749)	(1,064)	(4,813)
Adjusted EBITDA	$24,174	$3,450	27,624	$28,751	$1,992	30,743

Less:
Acquisition and integration			(1,379)			(10,571)
Share-based compensation			(4,439)			(4,382)
Depreciation and amortization			(14,542)			(11,318)
Goodwill impairment			(208,166)			—

Income (loss) from operations			$(200,902)			$4,472

	Nine Months Ended September 30,
	2012			2011
	Television	Online	Consolidated	Television	Online	Consolidated

Revenues	$183,534	$99,469	$283,003	$182,469	$33,487	$215,956
Adjusted EBITDA before corporate overhead	96,521	11,493	108,014	100,982	4,372	105,354
Less corporate overhead	(17,767)	(2,636)	(20,403)	(12,154)	(1,723)	(13,877)
Adjusted EBITDA	$78,754	$8,857	87,611	$88,828	$2,649	91,477

Less:
Acquisition and integration			(5,556)			(13,776)
Share-based compensation			(13,816)			(7,592)
Depreciation and amortization			(41,403)			(25,702)
Goodwill impairment			(208,166)			—

Income (loss) from operations			$(181,330)			$44,407

12.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$69,984	$64,615	$208,042	$187,960
North America (excluding U.S.)	5,677	5,620	17,780	10,882
Europe, Middle East and Africa	10,413	9,099	37,320	11,144
Asia Pacific	5,241	3,584	15,039	3,921
Latin America	2,503	1,676	4,822	2,049

Total	$93,818	$84,594	$283,003	$215,956

13.  Strategic Alternatives Review / Rights Plan

Strategic Alternatives Review

In July 2012, we announced that our Board of Directors was undergoing a strategic review of the feasibility and relative merits of various financial strategies for the Company, which may include partnerships, strategic business model alternatives, a sale or other transaction.  In connection therewith, we engaged Goldman Sachs to assist us in exploring strategic alternatives.  The Board established a Special Committee composed of independent directors who are exercising the full power of the Board regarding, and are controlling, the Company’s strategic alternatives process.  The strategic review process underway by the Special Committee is continuing and we do not intend to disclose developments in this process until such time as the Board of Directors approves or has a transaction or transactions to recommend to stockholders, or otherwise deems further disclosure appropriate.

Rights Plan

In September 2012, our Board of Directors adopted a Rights Plan and declared a dividend of one stock purchase right for each share of common stock held by stockholders of record as of the close of business on September 19, 2012.  Subject to limited exceptions, if a person or group acquires 10% or more of our outstanding common stock or announces a tender offer for 10% or more of our common stock, such a person or group constituting an “acquiring person,” then each right will entitle the right holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price.  Rights held by the acquiring person will become void and will not be exercisable.

The Board adopted the short-term Rights Plan for the purpose of protecting the strategic alternatives process.  Consistent with its purpose, the term of the Rights Plan is only six months, ending on March 5, 2013. The Rights Plan is intended to enhance the ability of the Special Committee to conduct a thorough, deliberative process of exploring our strategic alternatives.

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

Television Segment

Our television segment’s revenue is principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The television segment includes the operating results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country. The majority of our television segment revenue results from the delivery of television and radio advertisements, or spots, which are typically delivered digitally but sometimes physically. We generally bill our services on a per transaction basis. We also offer a variety of other services for the television advertising industry. These services include creative research, media production and duplication, management and storage of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner and helps simplify the overall process of content delivery.

Online Segment

Our online segment’s revenue is principally derived from services relating to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. Currently, we operate three separate online advertising platforms, Unicast, which we acquired in 2008, and our 2011 acquisitions of MediaMind and EyeWonder.  We are in the process of migrating our Unicast and EyeWonder online advertising related business to the MediaMind platform.  As a result of this migration, we expect to incur further costs in integrating these businesses and subsequently realize certain operating synergies.  As of September 30, 2012, we were substantially complete with migrating the EyeWonder related business over to the MediaMind platform, and had made significant progress in migrating the Unicast business over to the MediaMind platform.  We expect to complete this process in early 2013.  The online segment also includes our April 2012 acquisition of Peer 39.

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

Acquisitions

Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in most cases, result in operating synergies. During 2012 and 2011, we acquired five separate businesses involved in the distribution of media content. Those acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment
North Country	July 31, 2012	$3.7	Television
Peer 39	April 30, 2012	15.7	Online
EyeWonder	September 1, 2011	61.0	Online
MediaMind	July 26, 2011	499.3	Online
MIJO	April 1, 2011	43.8	Television

Each of the acquired businesses has been included in our results of operations since the date of closing.  See Note 4 of our consolidated financial statements.

Political Advertising

Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

Third Quarter Highlights

•                  Overall revenues increased $9.2 million, or 11%, from last year’s third quarter due to our 2012 and 2011 acquisitions.

•                  Revenues from our online segment increased $9.7 million, or 40%, from last year’s third quarter principally due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011.

•                  We incurred $1.4 million of acquisition and integration costs, compared to $10.6 million in the third quarter of 2011.  The 2012 costs primarily relate to exploring strategic alternatives, the integration of our 2011 acquisitions and the 2012 acquisitions of Peer 39 and North Country.  The 2011 costs relate primarily to the acquisitions of MediaMind and EyeWonder.

•                  We reduced our long-term forecasts for the online reporting unit and determined that a portion of the online goodwill was impaired.  As a result, we recorded a goodwill impairment charge before income taxes of $208.2 million.  See Note 5 of our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2012	Three Months Ended
	September 30,		vs.	September 30,
	2012	2011	2011	2012	2011
Revenues	$93,818	$84,594	11%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	34,697	28,292	23	37.0	33.4
Sales and marketing (a)	16,476	9,619	71	17.5	11.4
Research and development (a)	5,501	5,546	(1)	5.8	6.5
General and administrative (a)	13,959	14,776	(6)	14.9	17.5
Acquisition and integration	1,379	10,571	(87)	1.5	12.5
Depreciation and amortization	14,542	11,318	28	15.5	13.4
Goodwill impairment	208,166	—	NM	221.9	—
Total costs and expenses	294,720	80,122	NM	314.1	94.7

Income (loss) from operations	(200,902)	4,472	NM	(214.1)	5.3

Other expense:
Interest expense	7,835	6,477	21	8.3	7.7
Other, net	346	284	22	0.4	0.3

Loss before income taxes	(209,083)	(2,289)	NM	(222.8)	(2.7)
Provision for income taxes	10,644	408	NM	11.3	0.5
Loss from continuing operations	(219,727)	(2,697)	NM	(234.1)	(3.2)
Loss from discontinued operations	—	(134)	(100)	—	(0.2)
Net loss	$(219,727)	$(2,831)	NM	(234.1)	(3.4)

(a)   Excludes depreciation and amortization.

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income (loss) from operations	$(200,902)	$4,472	NM	(214.1)%	5.3%
Depreciation and amortization	14,542	11,318	28%	15.5	13.4
Share-based compensation	4,439	4,382	1	4.7	5.1
Acquisition and integration	1,379	10,571	(87)	1.5	12.5
Goodwill impairment	208,166	—	NM	221.9	—
Adjusted EBITDA (b)	$27,624	$30,743	(10)	29.5	36.3

(b)   See discussion of Non-GAAP financial measure on page 32.

NM — Not meaningful

Revenues.    For the three months ended September 30, 2012, revenues increased $9.2 million, or 11%, as compared to the same period in the prior year due to the acquisitions of MediaMind and EyeWonder during the 3rd quarter of 2011 and the 2012 acquisitions of Peer 39 and North Country.  For further discussion of revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended September 30, 2012, cost of revenues increased $6.4 million, or 23%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 37.0% in 2012, as compared to 33.4% in 2011.  Cost of revenues increased due to (i) the 2011 acquisitions of MediaMind and EyeWonder being included in costs for three months in the current period versus only two months and one month, respectively, in the prior year period, (ii) including the 2012 acquisitions of Peer 39 and North Country in the current year period ($0.7 million) and (iii) higher personnel costs.  The increase in our cost of revenues percentage is principally due to lower pricing in each of the television and online segments.

Sales and Marketing.    For the three months ended September 30, 2012, sales and marketing expense increased $6.9 million, or 71%, as compared to the same period in the prior year.  The increase was due to (i) the 2011 acquisitions of MediaMind and EyeWonder being included in expense for three months in the current period versus only two months and one month, respectively, in the prior year period, (ii) higher commissions and marketing costs, and (iii) including the 2012 acquisitions of Peer 39 and North Country in the current year period ($0.5 million).  As a percentage of revenues, sales and marketing expense increased to 17.5% in the current year period, as compared to 11.4% in the same period of the prior year.  The percentage increase is attributable to the online segment comprising a larger percentage of total costs in the current year period as compared to the prior year period.  The online segment historically has higher sales and marketing expenses than the television segment.

Research and Development.    For the three months ended September 30, 2012, research and development costs decreased slightly (less than $0.1 million) as compared to the same period in the prior year.  As a percentage of revenues, research and development costs decreased to 5.8% in the current year period as compared to 6.5% in the prior year period.  The percentage decrease is attributable to eliminating certain duplicative expenses (e.g. personnel, facilities, platform maintenance) as we transition the online segment into a single operation with one online platform as compared to three separate operations each with their own online platform in the prior year period.

General and Administrative.    For the three months ended September 30, 2012, general and administrative expense decreased $0.8 million, or 6%, as compared to the same period in the prior year.  The decrease was due to reduced compensation costs ($2.6 million) offset by an increase in professional fees ($1.2 million).  As a percentage of revenues, general and administrative expense decreased to 14.9% in the current year period as compared to 17.5% in the prior year period.  The percentage decrease is attributable to eliminating certain duplicative expenses as we transition the online segment into a single operation as compared to three separate operations in the prior year period.

Acquisition and Integration.    For the three months ended September 30, 2012, acquisition and integration expense decreased $9.2 million as compared to the same period in the prior year.  In the current year period, acquisition and integration expenses relate primarily to evaluating strategic alternatives, severance payments and integrating EyeWonder and Unicast into the MediaMind operation.  In the prior year period, acquisition and integration expense related primarily to investment banking fees and legal and accounting costs in connection with the MediaMind and EyeWonder acquisitions.

Depreciation and Amortization.    For the three months ended September 30, 2012, depreciation and amortization expense increased $3.2 million, or 28%, as compared to the same period in the prior year.  The increase was primarily due to (i) depreciation and amortization on the tangible and intangible assets of the 2011 acquisitions of MediaMind and EyeWonder for three months in the current year period as compared to only two months and one month, respectively, in the prior year period, (ii) including the 2012 acquisitions of Peer 39 and North Country in the current year period and (iii) greater depreciation associated with the increase in property and equipment.

Goodwill Impairment.    For the three months ended September 30, 2012, we recognized a goodwill impairment charge of $208.2 million related to our online reporting unit.  See Note 5 of our consolidated financial statements.

Interest Expense.    For the three months ended September 30, 2012, interest expense increased $1.4 million as compared to the same period in the prior year.  The increase was due to the Term Loans being outstanding for three months in the current year period as compared to slightly more than two months in the prior year period, partially offset by a reduction in the average outstanding balance of the Term Loans during the periods.

Other, net.    For the three months ended September 30, 2012, other, net was consistent with the same period in the prior year.

Provision for Income Taxes.    For the three months ended September 30, 2012 and 2011, the provision for income taxes was 5.1% and 17.8%, respectively, of loss before income taxes.  The provision for each period differs from the expected federal statutory rate of 35.0%, as a result of certain non-deductible expenses, state income taxes and, for the 2012 period, the recording of a valuation allowance against our federal net operating loss carryforwards (“NOLs”).  For 2012, the vast majority of the goodwill impairment charge is not deductible for income tax purposes.  Further, as a result of the goodwill impairment charge, we recorded a valuation allowance on all of our deferred tax assets.  In 2011, a large portion of the costs associated with the MediaMind and EyeWonder acquisitions were not deductible for income tax purposes.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Nine Months Ended		2012	Nine Months Ended
	September 30,		vs.	September 30,
	2012	2011	2011	2012	2011
Revenues	$283,003	$215,956	31%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	103,058	72,741	42	36.4	33.7
Sales and marketing (a)	46,727	15,844	195	16.5	7.3
Research and development (a)	18,599	10,891	71	6.6	5.0
General and administrative (a)	40,824	32,595	25	14.4	15.1
Acquisition and integration	5,556	13,776	(60)	2.0	6.4
Depreciation and amortization	41,403	25,702	61	14.6	11.9
Goodwill impairment	208,166	—	NM	73.6	—
Total costs and expenses	464,333	171,549	171	164.1	79.4

Income (loss) from operations	(181,330)	44,407	(508)	(64.1)	20.6

Other expense:
Interest expense	23,766	6,709	254	8.4	3.1
Other, net	700	162	332	0.2	0.1

Income (loss) before income taxes	(205,796)	37,536	(648)	(72.7)	17.4
Provision for income taxes	12,134	16,847	(28)	4.3	7.8
Income (loss) from continuing operations	(217,930)	20,689	NM	(77.0)	9.6
Loss from discontinued operations	(1,080)	(628)	NM	(0.4)	(0.3)
Net income (loss)	$(219,010)	$20,061	NM	(77.4)	9.3

(a)   Excludes depreciation and amortization.

Reconciliation of Income (loss) from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income (loss) from operations	$(181,330)	$44,407	(508)%	(64.1)%	20.6%
Depreciation and amortization	41,403	25,702	61	14.6	11.9
Share-based compensation	13,816	7,592	82	4.9	3.5
Acquisition and integration	5,556	13,776	(60)	2.0	6.4
Goodwill impairment	208,166	—	NM	73.6	—
Adjusted EBITDA (b)	$87,611	$91,477	(4)	31.0	42.4

(b)   See discussion of Non-GAAP financial measure on page 32.

NM — Not meaningful

Revenues.    For the nine months ended September 30, 2012, revenues increased $67.0 million, or 31%, as compared to the same period in the prior year due to the 2011 acquisitions of MediaMind, EyeWonder and MIJO and the 2012 acquisitions of Peer 39 and North Country.  For further discussion of revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the nine months ended September 30, 2012, cost of revenues increased $30.3 million, or 42%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.4% in 2012, as compared to 33.7% in 2011.  The increase was principally due to (i) including nine months of MIJO’s, MediaMind’s and EyeWonder’s operating results in the 2012 period versus only six months, two months and one month, respectively, in the 2011 period and (ii) increases in our television segment costs (excluding MIJO) ($2.2 million).  The increase in our cost of revenues percentage was primarily due to lower pricing in each of the television and online segments.

Sales and Marketing.    For the nine months ended September 30, 2012, sales and marketing expense increased $30.9 million, or 195%, as compared to the same period in the prior year.  The increase was principally due to including nine months of MIJO’s, MediaMind’s and EyeWonder’s operating results and five months of Peer 39’s operating results in the 2012 period versus only six months, two months, one month and zero months, respectively, in the 2011 period.  The percentage increase was principally due to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results as our online business has higher sales and marketing expenses than the balance of the Company.

Research and Development.    For the nine months ended September 30, 2012, research and development costs increased $7.7 million, or 71%, as compared to the same period in the prior year.  The increase was principally due to (i) including nine months of MIJO’s, MediaMind’s and EyeWonder’s operating results and five months of Peer 39’s operating results in the 2012 period versus only six months, two months, one month and zero months, respectively, in the 2011 period and (ii) higher compensation and consulting costs ($1.8 million) in the television segment.  The percentage increase was largely attributable to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results, as they have higher research and development expenses than the balance of the Company.

General and Administrative.    For the nine months ended September 30, 2012, general and administrative expense increased $8.2 million, or 25%, as compared to the same period in the prior year.  The increase was principally due to (i) including nine months of MIJO’s, MediaMind’s and EyeWonder’s operating results and five months of Peer 39’s operating results in the 2012 period versus only six months, two months, one month and zero months, respectively, in the 2011 period and (ii) higher professional fees ($3.3 million) in the television segment related to increased audit, tax and legal fees.

Acquisition and Integration.    For the nine months ended September 30, 2012, acquisition and integration expense decreased $8.2 million as compared to the same period in the prior year.  In the 2012 period, acquisition and integration expense relates primarily to severance payments, acquisition costs, evaluating strategic alternatives and integrating EyeWonder and Unicast into the MediaMind operation.  In the 2011 period, acquisition and integration expense related primarily to investment banking, legal and accounting fees in connection with the MediaMind, EyeWonder and MIJO acquisitions.

Depreciation and Amortization.    For the nine months ended September 30, 2012, depreciation and amortization expense increased $15.7 million, or 61%, as compared to the same period in the prior year.  The increase was primarily due to (i) nine months of depreciation and amortization on the tangible and intangible assets of the 2011 acquisitions of MIJO, MediaMind and EyeWonder in the 2012 period as compared to only six months, two months and one month, respectively, in the 2011 period, (ii) including the 2012 acquisitions of Peer 39 and North Country in the 2012 period and (iii) greater depreciation associated with the increase in property and equipment.

Goodwill Impairment.    For the nine months ended September 30, 2012, we recognized a goodwill impairment charge of $208.2 million related to our online reporting unit.  See Note 5 of our consolidated financial statements.

Interest Expense.    For the nine months ended September 30, 2012, interest expense increased $17.1 million as compared to the same period in the prior year.  The increase was due to the Term Loans being outstanding for nine months in the 2012 period as compared to slightly more than two months in the 2011 period, partially offset by a reduction in the average outstanding balance of the Term Loans during the periods.

Other, net.    For the nine months ended September 30, 2012, other, net increased $0.5 million as compared to the same period in the prior year.  The increase was primarily due to realized foreign currency exchange losses.

Provision for Income Taxes.    For the nine months ended September 30, 2012 and 2011, the provision for income taxes was 5.9% and 44.9%, respectively, of income (loss) before income taxes.  The provision for each period differs from the expected federal statutory rate of 35.0% as a result of certain non-deductible expenses, state income taxes and, for the 2012 period, the recording of a valuation allowance against our federal NOLs.  For 2012, the vast majority of the goodwill impairment charge is not deductible for income tax purposes.  Further, as a result of the goodwill impairment charge, we recorded a valuation allowance on all of our deferred tax assets.  In 2011, a large portion of the costs associated with the MediaMind and EyeWonder acquisitions were not deductible for income tax purposes.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	September 30,		vs.
	2012	2011	2011
Revenues	$60,102	$60,572	(1)%
Corporate overhead	6,679	3,749	78
Adjusted EBITDA	24,174	28,751	(16)

The television segment includes the results of those operations that derive their revenues principally from the broadcast television industry and related ancillary services.  The television segment includes an allocation of corporate overhead.

Revenues.    For the three months ended September 30, 2012, revenues decreased $0.5 million, or 1%, as compared to the same period in the prior year.  The decrease was due to a decline in standard definition (“SD”) revenue ($6.6 million), partially offset by an increases in high definition (“HD”) revenue ($4.8 million) and other revenue ($1.3 million).

The reduction in SD revenue was due to (i) a decrease in the number of deliveries and (ii) lower pricing per delivery.  The reduction in SD deliveries was partially due to customers switching to HD deliveries.  HD revenue increased due to a rise in the number of deliveries, partially offset by lower pricing per delivery.  We expect the percentage that HD deliveries bear to total deliveries will continue to increase.  HD and SD pricing per delivery decreased principally due to the competitive environment.  Both HD and SD benefited from higher political advertising which increased $2.0 million over the prior year period.  Political advertising increased due to the 2012 national, state and local elections in the United States.

Revenue also increased $1.3 million over the prior year period due to (i) increases in long form content distribution, (ii) increases in direct response advertising, and (iii) the acquisition of North Country in July 2012 which contributed $0.5 million of revenue.

Corporate Overhead.    For the three months ended September 30, 2012, television corporate overhead increased $2.9 million, or 78%, as compared to the same period in the prior year.  The increase was attributable to (i) a change in the allocation methodology and (ii) an increase in corporate overhead expenses.  In 2011, corporate overhead was allocated based on revenues.  In 2012, we changed our allocation methodology to the principal beneficiary of the overhead expense.  In the 2012 period, television corporate overhead increased principally due to (i) higher audit and tax fees ($0.9 million), (ii) higher legal fees ($0.7 million) and (iii) the addition of senior management and related support personnel ($0.5 million).

Adjusted EBITDA.    For the three months ended September 30, 2012, adjusted EBITDA decreased $4.6 million as compared to the same period in the prior year.  The decrease was due to (i) higher personnel costs ($1.5 million), (ii) higher facilities costs ($1.2 million), (iii) higher professional fees ($1.0 million) and (iv) lower revenue ($0.5 million).  The increase in facilities costs was partially attributable to having duplicative office space in New York as our new facility opened and the leases that it replaced had not yet expired.  Professional fees increased due to higher audit and tax fees ($0.7 million) and legal costs ($0.5 million), offset by decreases in other professional fees.  The increase in personnel costs was partially attributable to our expansion into European markets.

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands).

			% Change
	Three Months Ended		2012
	September 30,		vs.
	2012	2011	2011
Revenues	$33,716	$24,022	40%
Corporate overhead	856	1,064	(20)
Adjusted EBITDA	3,450	1,992	73

As discussed above, the online segment is comprised of the operating results of MediaMind, EyeWonder, Peer 39 and Unicast.  The online segment includes an allocation of corporate overhead.

Revenues.    For the three months ended September 30, 2012, revenues increased $9.7 million, or 40%, as compared to the same period in the prior year.  The increase was due to including three months of revenue for MediaMind, EyeWonder and Peer 39 in the current year period compared to only two months, one month and zero months, respectively, in the prior year period.  Revenues were also impacted by an increase in the number of impressions and a reduction in the average rate charged per impression served.

Corporate Overhead.    For the three months ended September 30, 2012, online corporate overhead decreased $0.2 million, or 20%, as compared to the same period in the prior year.  The decrease was attributable to a change in the allocation methodology as discussed above.

Adjusted EBITDA.    For the three months ended September 30, 2012, adjusted EBITDA increased $1.5 million as compared to the same period in the prior year.  The increase was largely attributable to an increase in revenues.  As we transition the Unicast and EyeWonder operations over to the MediaMind platform we have been realizing certain efficiencies from the elimination of duplicative personnel and office facilities.  We expect our operations will continue to improve as we complete the transition.  Further, we anticipate higher revenues in future periods, which we expect will increase adjusted EBITDA and the adjusted EBITDA percentage of revenues.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands).

			% Change
	Nine Months Ended		2012
	September 30,		vs.
	2012	2011	2011
Revenues	$183,534	$182,469	1%
Corporate overhead	17,767	12,154	46
Adjusted EBITDA	78,754	88,828	(11)

Revenues.    For the nine months ended September 30, 2012, revenues increased $1.1 million, or 1%, as compared to the same period in the prior year.  The increase was principally due to (i) higher HD revenue (excluding MIJO) ($6.4 million), (ii) including nine months of MIJO’s revenues in the 2012 period versus six months in the 2011 period ($5.9 million) and (iii) higher other revenue ($2.3 million), partially offset by a decrease in SD revenue (excluding MIJO) ($13.1 million).

The reduction in SD revenue was due to a decrease in the number of deliveries and lower pricing per delivery.  The reduction in SD deliveries was partially due to customers switching to HD deliveries.  HD revenue increased due to a rise in the number of deliveries, partially offset by lower pricing per delivery.  We expect the percentage that HD deliveries bear to total deliveries will continue to increase.  HD and SD pricing per delivery decreased principally due to the competitive environment.  Both HD and SD benefited from higher political advertising which increased $3.6 million over the prior year period.  Political advertising increased due to the 2012 national, state and local elections in the United States.

Revenue also increased $2.3 million over the prior year period due to (i) increases in long form content distribution, (ii) increases in direct response advertising, and (iii) the acquisition of North Country in July 2012 which contributed $0.5 million of revenue.

Corporate Overhead.    For the nine months ended September 30, 2012, television corporate overhead increased $5.6 million, or 46%, as compared to the same period in the prior year.  The increase was attributable to (i) a change in the allocation methodology (as discussed above) and (ii) an increase in corporate overhead expenses.  In the 2012 period, television corporate overhead increased principally due to higher (i) audit and tax fees ($1.9  million), (ii) legal fees ($1.6 million), (iii) consulting fees ($0.5 million), and (iv) directors’ fees ($0.5 million).  The increase in directors’ fees is principally attributable to the form of consideration paid.  In the 2012 period, independent directors were paid in cash.  In the 2011 period, independent directors were primarily compensated with stock-based compensation, which is excluded from Adjusted EBITDA.

Adjusted EBITDA.    For the nine months ended September 30, 2012, adjusted EBITDA decreased $10.1 million as compared to the same period in the prior year.  The decrease was principally due to (i) higher personnel costs ($5.9 million), professional fees ($4.0 million) and facilities costs ($2.7 million), partially offset by (ii) higher revenues ($1.1 million).  The increase in professional fees is partially attributable to higher audit and tax fees ($1.9 million) and legal costs ($1.6 million).  The increase in personnel costs was partially attributable to our expansion into European markets ($0.9 million).  The increase in facilities costs was partially attributable to having duplicative office space in New York as our new facility opened and the leases that it replaced had not yet expired.

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands).

			% Change
	Nine Months Ended		2012
	September 30,		vs.
	2012	2011	2011
Revenues	$99,469	$33,487	197%
Corporate overhead	2,636	1,723	53
Adjusted EBITDA	8,857	2,649	234

Revenues.    For the nine months ended September 30, 2012, revenues increased $66.0 million, or 197%, as compared to the same period in the prior year.  The increase was due to our 2011 acquisitions of MediaMind (July) and EyeWonder (September) and our 2012 acquisition of Peer 39 (April).  As a result of these acquisitions, the operating results for the periods above are not comparable.

Corporate Overhead.    For the nine months ended September 30, 2012, online corporate overhead increased $0.9 million, or 53%, as compared to the same period in the prior year.  The increase was attributable to the acquisitions of MediaMind, EyeWonder and Peer 39.  As a result, the 2012 period includes the operating results of Unicast, MediaMind and EyeWonder for nine months, and Peer 39 for five months, whereas the 2011 period includes the operating results of Unicast, MediaMind, EyeWonder and Peer 39 for nine months, two months, one month and zero months, respectively.

Adjusted EBITDA.    For the nine months ended September 30, 2012, adjusted EBITDA increased $6.2 million as compared to the same period in the prior year.  The increase was largely attributable to the increase in revenues.  As we transition the Unicast and EyeWonder operations over to the MediaMind platform we have been realizing certain efficiencies from the elimination of duplicative personnel and office facilities.  We expect our operations will continue to improve as we complete the transition.  Further, we anticipate higher revenues in future periods, which we expect will increase adjusted EBITDA and the adjusted EBITDA percentage of revenues.

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

We define “Adjusted EBITDA” as income (loss) from operations, before depreciation and amortization, share-based compensation, acquisition and integration expenses, and restructuring / impairment charges and benefits. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

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

Adjusted EBITDA should be considered in addition to, not as a substitute for, our operating income (loss), as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measure

In accordance with the requirements of Regulation G issued by the SEC, on pages 24 and 27 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$68,601	$72,575
Accounts receivable, net	90,767	100,719
Property and equipment, net	68,541	54,159
Deferred income taxes	—	4,796
Goodwill and intangible assets, net	568,504	781,634

Liabilities:
Accounts payable and accrued liabilities	36,291	48,234
Deferred income taxes	12,236	9,477
Debt	454,983	483,033

Stockholders’ equity	308,137	507,786

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity.  The decrease in cash and cash equivalents during the first nine months of 2012 primarily relates to (i) repayment of our debt ($28.7 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($26.7 million), in excess of cash generated from operating activities ($52.0 million).

Accounts receivable generally fluctuate with revenues. As revenues increase, accounts receivable tend to increase. The number of days of revenue included in accounts receivable was 89 and 86 days at September 30, 2012 and December 31, 2011, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, an expansion of our network or capitalized software development initiatives.  It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense.  For the nine months ended September 30, 2012 and 2011, purchases of property and equipment were $17.2 million and $6.9 million, respectively. For the nine months ended September 30, 2012 and 2011, capitalized costs of developing software were $9.5 million and $5.5 million, respectively.  Purchases of property and equipment increased during the current period as a result of (i) finishing out newly leased office facilities in New York City which replaces several leased facilities and (ii) expanding our digital distribution network.

Goodwill and intangible assets decreased during 2012 as a result of (i) a goodwill impairment charge of $208.2 million related to our online reporting unit and (ii) amortization of intangible assets, partially offset by goodwill and intangible assets created in the acquisitions of Peer 39 and North Country.

Accounts payable and accrued liabilities decreased $11.9 million during 2012.  The decrease primarily relates to the timing of payments.

Debt decreased $28.1 million during 2012 as a result of (i) prepaying a portion ($25.0 million) of our estimated 2013 mandatory excess cash flow principal payment and (ii) scheduled quarterly principal payments ($3.7 million) offset by (iii) accretion of interest on the original issue discount ($0.6 million).

Stockholders’ equity decreased $199.6 million during 2012.  The decrease primarily relates to (i) reporting a net loss of $219.0 million (driven by the $208.2 goodwill impairment charge), (ii) recording share-based compensation expense of $13.8 million and (iii) the issuance of shares in the purchase of Peer 39 ($3.3 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(219,010)	$20,061
Goodwill impairment	208,166	—
Depreciation and amortization	41,403	26,246
Share-based compensation and other	25,165	3,105
Changes in operating assets and liabilities, net	(3,736)	4,125
Total	51,988	53,537

Investing activities:
Purchases of property and equipment	(17,166)	(6,910)
Capitalized costs of developing software	(9,491)	(5,491)
Acquisitions, net of cash acquired	(10,089)	(499,945)
Proceeds from short-term investments and other	9,232	(1,257)
Total	(27,514)	(513,603)

Financing activities:
Proceeds from issuance of common stock, net	174	383
Purchases of treasury stock	—	(17,700)
Proceeds from issuance of long-term debt	—	485,100
Payment of debt issuance costs	—	(12,019)
Repayments of long-term debt	(28,675)	(1,225)
Repayments of capital leases	(398)	(298)
Total	(28,899)	454,241

Effect of exchange rate changes on cash and cash equivalents	451	(502)

Net decrease in cash and cash equivalents	$(3,974)	$(6,327)

We generate cash from operating activities principally from net income (loss) adjusted for certain non-cash expenses such as (i) goodwill impairment, (ii) depreciation and amortization, (iii) deferred income taxes and (iv) share-based compensation.  In 2012, we generated $52.0 million in cash from operating activities as compared to $53.5 million in 2011.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. During 2011 we acquired three businesses.  In 2012, we (i) purchased Peer 39, a provider of webpage level data, for $15.7 million in cash, shares of our common stock and an installment payment (see Note 4 to our consolidated financial statements), (ii) purchased North Country for $3.7 million, and (iii) made a $1.0 million investment in Adagoo, a developer of a web-based audience and content measurement platform for publishers.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchases of treasury stock.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including about $20 million held outside the United States at quarter end which can be repatriated into the United States with little or no adverse tax consequences),

•                  cash generated from operating activities,

•                  borrowings from our existing or any new credit facility, and

•                  the issuance of equity securities.

As of September 30, 2012, we had $68.6 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have the ability to issue equity instruments. As of September 30, 2012, we had an effective shelf registration statement on file with the SEC for the issuance of (i) up to a total of 848,750 shares of our common stock and (ii) up to $75 million of preferred stock.

As of September 30, 2012, we had $116.6 million of borrowing capacity available to us under the Revolving Loans feature of our Amended Credit Facility.  However, based upon our consolidated leverage ratio (as defined in the Amended Credit Facility) at September 30, 2012, the maximum amount we could have borrowed at that date was approximately $40 million.  See Note 6 of our consolidated financial statements.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand (ii) the Revolving Loans under our Amended Credit Facility, and (iii) cash generated from operating and financing activities, will satisfy our capital needs for the next 12 months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the repayment of our debt,

•                  the purchase of our common stock,

•                  the organic growth of our business, and

•                  the strategic acquisition of media related businesses.

During 2012, we expect we will purchase property and equipment and incur capitalized software development costs ranging from $30 to $32 million (including $10 million we spent for leasehold improvements related to our new 15 year office lease in New York City).

We expect to use cash to further expand and develop our business.

In July 2012, we announced that our Board of Directors was undergoing a strategic review of the feasibility and relative merits of various financial strategies for the Company, which may include partnerships, strategic business model alternatives, a sale or other transaction.  In connection therewith, we engaged Goldman Sachs to assist us in exploring strategic alternatives.  The Board established a Special Committee composed of independent directors who are exercising the full power of the Board regarding, and are controlling, the Company’s strategic alternatives process.  The strategic review process underway by the Special Committee is continuing and we do not intend to disclose developments in this process until such time as the Board of Directors approves or has a transaction or transactions to recommend to stockholders, or otherwise deems further disclosure appropriate.

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

Foreign Currency Exchange Risk

For the nine months ended September 30, 2012, about 27% of our consolidated revenue was attributable to jurisdictions outside the United States (see Note 12 of our consolidated financial statements).  As a result, we are subject to foreign currency transaction and translation gains and losses.  In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts and options to hedge a portion of our exposure to changes in foreign currency exchange rates.  As a result of our foreign operations, we expect to continue to experience foreign currency transaction and translation gains and losses, somewhat mitigated by our foreign currency hedging programs.  However, not all of our revenue from foreign jurisdictions is subject to foreign currency transaction and translation gain or loss as some of our foreign operations use the U.S. Dollar as their functional currency (e.g. Israel) and generally invoice customers in U.S. Dollars.

Interest Rate Risk

In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind. The Term Loans bear interest at the greater of (i) LIBOR plus 4.5% or (ii) 5.75% per annum.  To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.29% at September 30, 2012); our interest expense and payments will increase (absent an interest rate hedging arrangement).  See Note 6 of our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

July 1, 2012 through July 31, 2012	—	$—	—	$45,306
August 1, 2012 through August 31, 2012	—	$—	—	$45,306
September 1, 2012 through September 30, 2012	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.    EXHIBITS

Exhibits
3.1(a)	Bylaws of Registrant, as amended to date.
3.2(b)	Certificate of Designations of Series A Junior Participating Preferred Stock of Digital Generation, Inc., as amended to date.
4.1(b)	Rights Agreement dated September 5, 2012 between Digital Generation, Inc. and Computershare Shareowner Services LLC as Rights Agent.
10.1 **	Employment Agreement, effective as of January 1, 2012, between Digital Generation, Inc. and Scott K. Ginsburg.
10.2 **	Employment Agreement, effective as of January 1, 2012, between Digital Generation, Inc. and Neil Nguyen.
10.3 **	Amendment to Employment Agreement, effective as of March 29, 2012, between Digital Generation, Inc. and Scott K. Ginsburg.
10.4 **	Amendment to Employment Agreement, effective as of March 29, 2012, between Digital Generation, Inc. and Neil Nguyen.
10.5 **	Employment Agreement, dated April 30, 2012, between Digital Generation, Inc. and Andy Ellenthal.
10.6 **	Employment Agreement, dated August 20, 2012, between Digital Generation, Inc. and Sean Markowitz.
10.7 **	Employment Agreement, dated November 6, 2012, between Digital Generation, Inc. and Craig Holmes.
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

**  Filed herewith.

(a)                                  Incorporated by reference to the exhibit bearing the same or similar title filed with the Registrant’s Current Report on Form 8-K filed October 14, 2010.

(b)                             Incorporated by reference to the exhibit bearing the same or similar title filed with the Registrant’s Current Report on Form 8-K filed September 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: November 9, 2012	By:	/s/ OMAR A. CHOUCAIR
	Name:	Omar A. Choucair
	Title:	Chief Financial Officer