Form 10-K
period 2012-12-31
Digital Generation, Inc.
filed 2013-03-15
CIK 934448

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the registrant) as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $314,732,038 (based on the closing sale price of the registrant's common stock on that date as reported on the NASDAQ Global Select Market).

          As of March 11, 2013 the registrant had 27,668,551 shares of common stock outstanding.

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

  •
  the shift of advertising spending by our customers to online and non-traditional media from TV and radio;

  •
  the demand for High Definition (HD) ad delivery by our customers;

  •
  integrating our acquisitions with our operations, systems, personnel and technologies;

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

DIGITAL GENERATION, INC.
PART I

ITEM 1.    BUSINESS

General

        Digital Generation, Inc. (NASDAQ: DGIT) ("DG," the "Company," "we," "us" or "our") is a leading ad management and distribution platform. DG helps advertisers engage with consumers across television and online media while delivering timely and impactful ad campaigns. Our end-to-end technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending.

Background

        The ability to execute advertising campaigns in a timely and scalable manner is a crucial requirement for our customers. Our technology empowers advertisers and agencies to deliver their creative assets to broad audiences, ensure consistent quality of the consumer experience, and utilize our data for rigorous analysis and optimization. We primarily focus on the major advertising channels—television and online media, as well as on opportunities arising from the ongoing convergence of these two ecosystems.

Television

        For television media, we electronically distribute advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We operate two nationwide digital networks out of our Network Operation Centers ("NOCs") in Atlanta, Georgia and Irving, Texas which link more than 6,000 advertisers, advertising agencies and content owners with more than 24,000 television, radio, cable, print and web publishing destinations electronically throughout the United States, Canada, and Europe. Through our NOCs, we deliver video, audio, image and data content that comprise transactions among advertisers, content owners, and various media outlets, including those in the broadcast industries.

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

Online

        For online media, our online campaign management platform, MediaMind, helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, social media, in-stream video, display and search. The MediaMind platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of most any size.

        We are the only major provider of integrated campaign management solutions not committed to, or affiliated with, a particular publisher, agency or agency group, or advertising network. We believe our neutral position has numerous benefits, such as eliminating potential conflicts with advertisers since we do not own any advertising inventory, allowing us to provide unbiased insight and analysis, and ensuring the protection and proper use of our customers' proprietary data.

        In 2012, the MediaMind platform delivered campaigns for approximately 14,300 brand advertisers using approximately 7,400 media agencies and creative agencies across approximately 16,800 global web publishers in 78 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East. We derive our revenue from customers who pay fees to create, execute and measure advertising campaigns on our platform.

Acquisitions

        We were organized in 1991 as a Delaware corporation. Over the past five fiscal years, we have completed several strategic transactions including the following:

  •
  On July 31, 2012, we acquired the assets and operations of privately-held North Country Media Group, Inc. ("North Country"), a market leader in the customization and distribution of direct response advertising, for $1.8 million in cash plus contingent consideration we valued at $1.9 million. North Country provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our television segment. We acquired North Country to expand our customer base and product offerings.

  •
  On April 30, 2012, we acquired Peer39, Inc. ("Peer 39"), a provider of webpage level data for approximately $15.7 million in cash, shares of our common stock and an installment payment. Peer 39, based in New York City, is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer 39 analyzes web pages in terms of quality, safety and brand category allowing advertisers to make better buying decisions. Peer 39's operating results are included in our online segment. We acquired Peer 39 to expand our customer base and product offerings.

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

  •
  On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $26.7 million in cash, plus up to $3.0 million in contingent payments. Match Point provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our video and audio content distribution segment. We acquired Match Point to expand our customer base and product offerings.

  •
  On October 2, 2008, we acquired all of the issued and outstanding shares of Enliven Marketing Technologies Corporation's ("Enliven") common stock we did not previously own in exchange for 2.9 million shares of our common stock. In the aggregate, including shares of Enliven previously held and shares issued, the total purchase price was $74.6 million. Enliven has two principal operating units, Unicast Communications Corp. ("Unicast") and Springbox Ltd. ("Springbox"). Unicast offers an online advertising campaign management product and Springbox is an Internet based marketing firm. We acquired Enliven to expand our customer base and product offerings.

  •
  On June 5, 2008, we completed the acquisition of substantially all the assets and certain liabilities of the Vyvx advertising services business ("Vyvx"), including its distribution, post-production and related operations, from Level 3 Communications, Inc. ("Level 3") for approximately $135.4 million in cash. Vyvx operated an advertising services and distribution business. We acquired Vyvx to expand our customer base and product offerings.

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

Employees

        As of December 31, 2012, we had a total of 1,691 employees, including 236 in research and development, 196 in sales and marketing, 947 in operations, and 312 in headquarters, finance and administration; 1,033 of these employees are located in the United States, 246 are located in Israel, and 412 are located in other countries. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We consider our relations with our employees to be good.

Industry Background and Strategy

Television and Online Video

        The media industry is seeing an increased demand from advertisers to manage video-centric campaigns across TV and online media. The increased quantity and quality of video content online has blurred the traditional lines between online and television. According to eMarketer, 58% of people reported viewing video online in 2012. Television advertising still represents the majority of advertising spending and continues to be the most important channel of the largest advertisers. On the other hand, digital media channels offer consumers significant flexibility and choice relative to traditional media channels, and as such, present advertisers with new opportunities to reach a global audience with highly targeted, interactive and measurable advertising campaigns.

        The emergence of TV and digital video campaigns introduces unique challenges and complexities for advertisers, including fragmentation of channels audience, in addition to the unique challenges of each channel by itself. These challenges require knowledge and expertise both in the delivery of TV ads and serving of online advertising. These challenges present an opportunity to industry players that can deliver advertising across TV and online, while reducing hurdles such as planning, execution and delivery.

        There are approximately 11,000 commercial radio and 5,900 television, cable and network broadcast stations in the United States and Canada. These stations primarily generate revenue by selling airtime to advertisers. In addition, there are approximately 2,300 daily and weekly newspapers in circulation in the United States. Newspapers also primarily generate revenues from advertising. Further, there are thousands of online publishers operating in the United States and worldwide which also generates revenue through video, rich media, banner and other advertising formats.

The transition to High Definition Television

        High Definition (HD) television furnishes an enhanced user experience on large screen TVs. According to Nielson, 75% of U.S. consumers owned a HD-capable TV in 2012. A large portion of TV sets sold today are HD ready, and as users replace old TV sets at home, HDTV is going to become the standard. We believe the adoption of HD programming by producers is leading advertisers to produce higher definition advertising to match the HD content, although Standard Definition (SD) ads can still play on HD ready television sets.

Multi-screen media consumption

        Consumers are increasingly using digital channels for their communication, media intake and shopping needs. Consumers that historically read newspapers or magazines for the latest news now get their news from websites, portals or blogs, and increasingly turn to social networks and other forms of user-generated media for their entertainment and communication needs. Online video has evolved to serve premium video content, complementing the traditional TV model. Consumers are also accessing the Internet through a variety of entry points, including computers, mobile devices, gaming consoles and web-enabled televisions. The large number of websites visited by consumers, combined with the multiple access points for digital content, has resulted in significant audience fragmentation and is disrupting how advertisers reach and engage consumers.

New distribution channels and advertising formats continue to emerge

        The media landscape is rapidly evolving with the introduction of new distribution channels, such as mobile devices, web-connected television set, gaming consoles, and new advertising formats, such as online video. Advertising spending on these channels and formats in the United States and worldwide is projected to increase significantly. Digital channels and formats provide unique opportunities for advertisers to not only strengthen their engagement with target audiences in innovative ways, but also to serve an increasingly dispersed and fragmented user base. While this fragmentation improves aspects of a consumer's experience and may allow for improved audience segmentation, we believe it will continue to create substantial challenges for advertisers.

Media planning, buying and delivery become increasingly data-dependent

        Advertisers have historically relied on external expertise from creative agencies to design their advertising campaigns and from media agencies to plan media and purchase inventory from media publishers across different regions and advertising channels. Online media advertising requires a heavy reliance on sophisticated technologies. It also requires the integration of creative and media buying processes which necessitates a transformation in agencies' and advertisers' practices and can be a highly complex and costly endeavor. For example, advertisers seeking to launch a digital media advertising campaign must allocate their spending across multiple advertising formats and channels, select relevant inventory and target audiences, understand the technical capabilities of different publisher websites and platforms and aggregate and analyze massive amounts of data. Media-buying decisions are increasingly performed in real time, based on accumulated data on performance, prices and audience characteristics.

Delivery of Television Assets is Mission Critical and Complex

        Television continues to attract significant portions of the advertising dollars spent by advertisers and advertising agencies. Television represents powerful mediums for cost-effectively reaching large, targeted audiences and offer the accountability and returns that advertisers increasingly demand.

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

        Broadcast media time is typically purchased by advertising agencies or media buying firms on behalf of advertisers. Advertisers, their agencies and media buying firms select individual stations or groups of stations to support marketing objectives, which usually are based on the stations' geographic and demographic characteristics. The actual commercials or spots are typically produced at a digital production studio and recorded on digital media. Variations of the spot intended for specific demographic groups are also produced at this time. The spots undergo a review of quality and content before being cleared for distribution to broadcast stations.

        Advertisers and their agencies can choose to have advertising content delivered physically or electronically via the Internet and satellite transmissions. Electronic transmission has several advantages over dub and ship delivery, including cost, transmission time, labor, materials, and quality of content and control of distribution. The amount of advertising content transmitted electronically has steadily increased, and we estimate that over 98% of video spots are now electronically distributed.

Online

        While the Internet presents an opportunity for advertisers to reach a global audience, advertisers have been challenged by the need to tailor creative content to specific end markets, geographies or user preferences, and to aggregate and compare campaign results on a global basis. We leverage our presence across multiple geographies and end markets to provide customized and integrated global campaign management solutions. In 2012, we delivered online campaigns across approximately 16,800 global web publishers in 78 countries.

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

        MediaMind's integrated platform simplifies the numerous complexities of managing digital media advertising campaigns across multiple websites, advertising formats and channels with varying publisher-imposed creative content restrictions. Our open architecture technology, which is designed to accommodate new and emerging digital media channels, enables the placement of ads through multiple formats and media types. The formats we support include a variety of banners, in-stream video ads, full page ads, button links and text links, and the media types we support include rich media, video, and standard banners.

        Advertisers are also struggling to reach and engage consumers in a digital media environment overloaded with ad messages. Advertising redundancy and ineffective creative content often result in underperforming campaigns that fail to meet advertisers' goals. Our MediaMind platform facilitates consumer engagement by providing rich media, video and emerging media capabilities that enable advertisers to interact with their target audience more effectively and yield higher engagement, performance and recall rates. Our solutions also facilitate real-time targeting and creative optimization, enabling advertisers to reach specific consumer segments by assigning the best performing and most relevant creative throughout the campaign.

        Online advertising is data driven. In order to enhance the overall effectiveness of their online campaigns and determine the optimal allocation of their advertising budgets, advertisers need to integrate, compare and analyze campaign performance data from multiple sources. The MediaMind platform provides actionable, comprehensive advertising performance statistics with numerous metrics, such as display time, dwell rate and interaction time. Our platform also provides a systematic approach to measuring return on investment, or ROI, which allows advertisers and agencies to compare campaign performance using a consistent methodology. As a result, advertisers are able to allocate their budgets more efficiently and maximize their return.

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

        Advertising Distribution.    We provide primarily electronic and, to a lesser extent, physical distribution of broadcast advertising content to broadcast stations throughout the United States, Canada and now the UK. We operate a digital network, currently connecting more than 6,000 advertisers and advertising agencies with approximately 5,900 television, cable and network broadcast destinations, approximately 11,000 radio stations, and approximately 2,300 daily and weekly newspapers in circulation and thousands of online publishers operating in the United States and Canada. Our network enables the rapid, cost-effective and reliable electronic transmission of video and audio spots and other content and provides a high level of quality, accountability and flexibility to both advertisers and broadcasters. Our technologically advanced digital network delivers near master quality video and audio to broadcasters, which is equal or superior to the content currently delivered on dub and ship analog tapes. Our network routes transmissions to stations through an automated transaction and delivery system, enabling delivery in as little as one hour after an order is received.

  •
  Video.  We receive video content electronically, primarily via our proprietary file transfer software that is deployed in post production studios. Video content can also be ingested through our various regional operations facilities throughout the United States. When video content is received, our employees conduct a quality control of the content, digitize the material and upload the content to our Network Operation Center, where it is combined with the customer's electronic transaction to transmit the various combinations of video to designated television stations. Video transmissions are sent either via a high-speed fiber link to the digital satellite uplink facility, or over privately owned terrestrial Internet protocol connections, over which they are then delivered directly to our servers, including our HD Xtreme™ servers, that we have placed in television stations and cable interconnects.

  •
  Audio.  Audio content can be uploaded via the Internet electronically. In addition, audio can be received using our Upload Internet audio collection system. Audio transmissions are delivered over the Internet via our SpotCentral audio application that allows the radio stations to download the radio spots on demand.

        Video and audio transmissions are received at designated television and radio stations on Digital Generation Spot Boxes. The servers enable stations to receive and play back material delivered through our digital distribution network. The units are owned by us and typically installed in the master control or production area of the stations. Upon receipt, station personnel generally review the content and transfer the spot to a standardized internal format for subsequent broadcast. Through our NOCs, we monitor the spots stored in each of our servers and ensure that space is always available for new transmissions. We can quickly transmit video or audio at the request of a station or in response to a customer who wishes to alter an existing order, allowing us to effectively adapt to customer needs and to distribute to hundreds of locations in as little as one hour, which would be impossible for traditional physical dub and ship houses.

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

        In addition to our standard services, we have developed unique products to service customers with particular time-sensitive delivery needs, including the delivery of political advertising during election campaigns, providing a rapid response mechanism for candidates and issue groups. We also provide advertising services to advertising agencies and advertisers participating in the direct response industry (infomercials).

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

        For syndicated television shows and movies, we created DMG Syndication. The application suite enables syndicators to deliver, track, manage and verify both SD and HD programming to broadcast stations more efficiently. By automating processes, providing tracking information and greatly reducing missed feeds, DMG Syndication facilitates content delivery between syndicators and stations. Automated content delivery to broadcast stations through our network minimizes the need to schedule or monitor satellite feeds and eliminates the need for tape. Broadcast quality content arrives on our servers at stations, where users can access and manage content and metadata through the DMG desktop application. DMG Syndication also integrates with existing downstream gear and helps with automation tasks at the station, thus reducing manual labor costs. DMG Syndication delivers frame accurate timing sheets and desktop control for program directors and traffic managers, significantly reducing show preparation labor, because station personnel no longer have to manually time syndicated show segments.

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

        Media Production and Duplication.    Our production and duplication capabilities allow us to provide customers with ancillary services, which are offered in addition to our primary distribution service. Our services include storage of client masters or storyboards, editing of materials, tagging content, dubbing, video duplication and copying of media onto various physical multimedia formats, such as CD, DVD or tape. We believe these add-on service offerings allow us to better service our customers by simplifying the process of creating and distributing advertisements.

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

        Analytics and Monitoring.    MediaMind enables clear and comprehensive monitoring and reporting of campaign execution, delivery and performance in multi-channel campaigns to achieve campaign optimization and insights. Data is made available in a wide variety of analytical tools and data delivery methods, including near real-time dashboards, robust reporting interfaces, and granular data feeds.

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

  •
  Video Advertising.  Video advertising includes in-stream video formats displayed within or alongside video content on a publisher website, as well as in-banner video formats displayed within rich media banners,

  •
  Standard Display Advertising.  We offer a complete solution for managing standard display banner campaigns. A low-cost, high-volume marketing tool, standard display represents the majority of banners viewed online.

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

  •
  Demand Side Platform.  We offer Smart Trading, a powerful service for buying display media across multiple ad exchanges in a real-time bidding process.

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

  •
  Customer Support.  We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support program assists our customers in the use of our services and identifies, analyzes and solves problems or issues with our products and solutions. Our customer support group is available to customers by telephone, e-mail or through our website 24 hours per day, seven days per week. We offer specialized support for our different customer types—media, creative and publisher. Our support organization combines customer-facing local account managers with a global support desk that handles all technical service aspects.

Markets and Customers

        In the television segment, a large portion of our revenue is derived from the delivery of spot television advertising to broadcast stations, cable systems and networks. We derive revenue from brand advertisers and advertising agencies, and from our marketing partners, which are typically dub and ship houses that have signed agreements with us to consolidate and forward the deliveries of their advertising agency customers to broadcast stations, cable systems and networks via our electronic delivery service. The relative volumes of advertisements distributed by us are representative of the leading national advertising categories of entertainment, automotive, retail, business and consumer services, food and related products and entertainment. The volume of advertising from each of the television and online segments is subject to seasonal, quarterly, and cyclical variations. Historically, the industry has experienced lower sales for services in the first and third quarters, which is somewhat offset with higher sales in the fourth quarter due to increased customer advertising volumes for the holiday selling season. No single customer accounts for more than 10% of our annual revenue.

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

        While we generally are paid by agencies, in some situations publishers, advertisers, or other constituents decide to retain us. For instance, publishers may opt to sponsor our fees and bundle them with the media fees that they charge to the agency and advertiser. We provide services to all relevant parties, and we serve a diversified base consisting of a great majority of the online advertising industry in all key markets. In 2012, we served:

  •
  approximately 7,400 media agencies and creative agencies worldwide, including Mediacom, Mindshare, Universal McCann, ZenithOptimedia, OMD, Zed Media, MEC and Media Contacts;

  •
  over 16,000 global web publishers who are MediaMind-enabled, including Yahoo!, MSN, Google, AOL, and ESPN; and

  •
  nearly 15,000 brand advertisers in every major product vertical, including Nike, Sony, Toyota, Volkswagen, H&M, McDonalds, Vodafone and MasterCard.

Sales, Marketing and Customer Service

Television Segment

        Brand Strategy.    Our brand strategy is to position our services as the standard transaction method for the television, cable, and network broadcast industries. We focus our marketing messages and programs at multiple segments within the advertising and broadcast industries. Each of the segments interacts with us for a different reason. Agencies purchase services from us on behalf of their advertisers. Production studios facilitate the transmission of video and audio to either the Irving or Atlanta NOCs. Production studios and dub and ship houses resell delivery services to agencies. Stations join the network to receive the content from their customers: the agencies and advertisers.

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

        Increasing the value and efficiency of our customers' advertising spending and leveraging our technology expertise.    We allow advertisers to leverage the data generated by our platform for timely decision-making for optimizing campaign performance; empower creative innovation and interactivity to maximize user engagement; enable more targeted, efficient and performance-driven campaigns with immediate and actionable analytics and data driven advertising solutions; invest in emerging digital media formats and channels to create new opportunities for our customers to deliver high impact advertising campaigns to consumers; and emphasize ease-of-use, enabling real-time control and facilitating effective collaboration between advertisers, advertising agencies and publishers throughout the entire campaign management cycle.

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

        In 2012, we delivered campaigns in 78 countries. Our sales and services organization is globally organized and our offices and partners are coordinated and supported through four regional offices covering North America, EMEA, Asia Pacific, and Latin America. We believe this is an important advantage which allows us to offer global advertisers a consistent pan-regional service.

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

        Marketing.    Our marketing efforts in the online segment are focused on enhancing the corporate brand, thought leadership research, lead generation, sales support and product marketing. We support these objectives through public relations, industry events, advertising, social media, web sites, blogs and research publications.

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

Competition

Television segment

        Competition within the markets for media distribution is intense. In our advertising distribution business, various companies already distribute video and other content to a variety of destinations. Companies such as Comcast and Deluxe Entertainment Group deliver television advertising spots to satellite TV systems, broadcast TV stations, cable networks and/or cable head ends. At the same time, many companies are implementing technologies to distribute video to the established traditional channels and new media outlets. Additionally, other companies are offering technologies to distribute video content through a variety of means including software-only solutions at broadcast TV stations. For example, Extreme Reach, Hula MX, and Yangaroo use Internet-based technology to distribute television advertising spots to broadcast TV stations, cable networks and/or cable head ends.

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

Online segment

        The online markets in which we operate are rapidly evolving, highly fragmented, and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for digital advertising services and tools are existing strategic relationships with customers and vendors globally, ease-of- use, integration and customization, innovation, technology, quality and breadth of service, including local language support, data analysis, price and independence.

        With respect to these significant competitive factors, we believe that our solutions and services are better than those of our competitors in the areas of ease-of-use, integration and customization, innovation, technology, quality and breadth of service, data analysis and independence. For example, we offer near real-time monitoring capabilities and additional unique custom analytics tools that allow us to measure various levels of users' engagement and brand awareness. We have an advantage that many of our competitors lack because our technology platform is accepted and supported by thousands of publishers worldwide, including the major portals, and we are able to customize our services and solutions to meet our customers' specific competitive needs. In addition, we believe that our integrated platform is a significant advantage when compared to some of our competitors who only offer point solutions.

        We compete against other integrated campaign management and ad serving providers, stand-alone rich media companies, and channel-specific niche providers. Our main competitors in the campaign management and ad serving category are DoubleClick (which was acquired by Google in March 2008), Atlas, which Facebook has recently agreed to acquire from Microsoft, and MediaPlex, a division of ValueClick. Our main competitors in the stand-alone rich media category are niche players, such as PointRoll (which is owned by Gannett) and FlashTalking.

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

        In our television segment we rely primarily upon a combination of copyright, trademark and trade secret laws and license agreements to establish and protect proprietary rights in our technologies. We currently have one U.S. and nine international patents issued with expiration dates ranging from April 2020 to August 2024 and three other patent applications pending. We also have 43 trademark registrations, two trademark applications and approximately 31 copyright registrations.

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

        In our online segment we have 42 issued U.S. patents with expiration dates ranging from October 2016 to March 2026 and 21 pending U.S. patent applications. We also have eleven registered international patents and four pending international patent applications. We cannot be certain that patents will be issued as a result of the patent applications we have filed. We also have 40 trademark registrations and three trademark applications.

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

        While the electronic distribution of media has been available for several years and growth of this market is modest, many of the products and services now on the market are relatively new. It is difficult to predict the rate at which the market for these new products and services will grow, if at all. Even if the market does grow, it will be necessary to quickly conform our products and services to customer needs and emerging industry standards in order to be a successful participant in those markets, such as the market for HD advertising spots. If the market fails to grow, or grows more slowly than anticipated, it will be difficult for any market participant to succeed and it will be increasingly difficult for us to maintain our current level of profitability.

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

        Competition within the markets for media distribution is intense. In our advertising distribution business, numerous companies, including competitors that are much larger than us, already distribute video and other content to a variety of destinations. In our long-form distribution business we anticipate that certain common and/or value-added telecommunications carriers and other companies may develop and deploy high bandwidth network services targeted at the advertising and broadcast industries. In our online segment, we face formidable competition from other companies that provide solutions and services similar to ours. Currently, the primary online video competitors are Google and Microsoft (recently, Microsoft has agreed to sell its Atlas unit with whom we compete to Facebook). In March 2008, Google acquired DoubleClick. DoubleClick offers solutions and services similar to ours and compete directly with us. We expect that Google will use its substantial financial and engineering resources to expand the DoubleClick business and increase its ability to compete with us.

        We believe that our ability to compete successfully with all of our television and online service offerings depends on a number of factors, both within and outside of our control, including: (1) the price, quality and performance of our products and those of our competitors; (2) the timing and success of new product introductions; (3) the emergence of new technologies; (4) the number and nature of our competitors in a given market; (5) the protection of our intellectual property rights; and (6) general market and economic conditions. In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

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

        The growing trend of consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of a small number of large companies, such as Google, Microsoft and, most recently, Apple, with the announcement of its iAd platform for placing ads on Apple's applications, could harm our business. We are currently able to serve, track and manage advertisements for our customers in a variety of networks and websites, which is a major benefit to our customers' overall campaign management. Concentration of advertising networks could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, if they develop ad placement systems that are incompatible with our ad serving systems, or if they use their market power to force their customers to use certain vendors on their networks or websites. These networks or websites could also prohibit or limit our aggregation of advertising campaign data if they use technology that is not compatible with our technology. In addition, concentration of desirable advertising space in a small number of networks and websites could result in competitive pricing pressures and diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Additionally, major publishers can terminate our ability to serve advertisements on their properties on short notice. If we are no longer able to serve, track and manage advertisements on a variety of networks and websites, our ability to service campaigns effectively and aggregate useful campaign data for our customers will be limited.

The Internet advertising or marketing market may deteriorate, or develop more slowly than expected, which could have a material adverse effect on our business, financial condition or results of operations.

        The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain. If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our online business could suffer. The future success of our online business is dependent on an increase in the use of the Internet, the commitment of advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers' implementation of advertising campaigns and the willingness of current or potential customers to outsource their Internet advertising and marketing needs.

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

Risks Related to Our Business and Operations

A majority of our business is highly dependent upon television advertising. If demand for, or margins from, our television advertising delivery services continue to decline, our business results would likely decline.

        We expect that a significant portion of our revenues will continue to be derived from the delivery of television advertising spots from advertising agencies, production studios and dub and ship houses to television stations in the United States. A continued decline in demand for, or average selling prices of, our television advertising delivery services for any of the following reasons, or otherwise, would seriously harm our business, financial condition, results of operations and prospects:

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

  •
  interruption in services by telecommunications service providers; and

  •
  inability to maintain our installed base of video and audio units that comprise our television distribution network.

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

        We obtain our local access transmission services and long distance telephone access through contracts with TW Telecom and XO Communications, both of which expire in September 2013. Presently, we are negotiating a renewal of these contracts. The agreement with TW Telecom provides for reduced pricing on various services, in exchange for minimum purchases each year and the XO Communications contract provides reduced pricing, in exchange for minimum purchases each year. The agreements provide for certain achievement credits once specified purchase levels are met. Any interruption in the supply or a change in the price of either local access or long distance carrier service could increase costs or cause a significant decline in revenues, thereby decreasing our operating results.

We face various risks associated with purchasing satellite capacity.

        As part of our strategy of transmitting video, audio, data and other information using satellite technology, we periodically purchase satellite capacity from third parties owning satellite systems. Although our management attempts to match these expenditures against anticipated revenues from sales of products or services to customers, they may not be successful at estimating anticipated revenues, and actual revenues from sales of products or services may fall below expenditures for satellite capacity. In addition, purchases of satellite capacity require a significant amount of capital. Any inability to purchase satellite capacity or to achieve revenues sufficient to offset the capital expended to purchase satellite capacity may make our business more vulnerable and significantly affect our financial condition, cash flows and results of operations.

If the existing relationships with Clear Channel Satellite Services or Intelsat is terminated, or if either Clear Channel Satellite Services or Intelsat fails to perform as required under its agreement with us, our business could be interrupted.

        We have designed and developed the necessary software to enable our current video delivery systems to receive digital satellite transmissions over Clear Channel's AMC-9 and Intelsat's Galaxy 18 and 19 satellite systems. However, the AMC-9 and Galaxy 18 and 19 satellite systems may not have the capacity to meet our current or future delivery commitments and broadcast quality requirements on a cost-effective basis, if at all. We have non-exclusive agreements with Clear Channel, which expire in June 2013, and with Intelsat, which expire in December 2013. We expect to renew these agreements prior to their expiration. The agreements provide for fixed pricing on dedicated bandwidth and give us access to satellite capacity for electronic delivery of digital video and audio transmissions by satellite. Clear Channel and Intelsat are required to meet performance specifications, as outlined in the agreements, and we are given a credit allowance for future fees if Clear Channel or Intelsat do not meet these requirements. The agreements state that Clear Channel or Intelsat can terminate the agreement if we do not make timely payments or become insolvent.

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

        We have experienced, and continue to experience, growth in our operations and headcount, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our solutions and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve, among other things:

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

        Our future success will also depend upon our ability to attract and retain highly qualified management, sales, operations, information technology and marketing personnel. There is, and will continue to be, intense competition for personnel with experience in the markets applicable to our products and services. Because of this intense competition, we may not be able to retain key personnel or attract, assimilate or retain other highly qualified technical and management personnel in the future. The inability to retain or to attract additional qualified personnel as needed could have a considerable impact on our business.

If we fail to detect click-through fraud or other invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer.

        We are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on an ad displayed on a web site for a reason other than to view the underlying content. These types of fraudulent activities could harm our business and our brand. If fraudulent clicks are not detected, the data that our solutions provide to our customers is inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. If advertisers become dissatisfied with our solutions, they may choose to do business with our competitors or reduce their spending on Internet advertising, which could have a material adverse effect on our business, financial condition and results of operations.

System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

        The performance and reliability of our computer network and phone systems infrastructure is critical to our operations. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not continue to innovate and provide high quality solutions and services, as well as increase our revenues from more traditional solutions and services, we may not remain competitive, and our business, financial condition or results of operations could be materially adversely affected.

        Our success depends on providing high quality solutions and services that make online campaign management easier and more efficient for our customers. Our competitors are constantly developing innovations in online advertising and campaign management, and therefore the prices that we charge for existing services and solutions generally decline over time. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing solutions and services and introduce new high-quality solutions and services. If we are unable to predict user preferences or industry changes, or if we are unable to modify our solutions and services on a timely basis, and as a result are unable to provide quality solutions and services that run without complication or service interruptions, our customers may become dissatisfied and we may lose customers to our competitors and our reputation in the industry may suffer, making it difficult to attract new customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market. As online advertising and campaign management technologies continue to develop, our competitors may be able to offer solutions that are, or that are perceived to be, substantially similar or better than those offered by us. Customers will not continue to do business with us if our solutions do not deliver advertisements in an appropriate and effective manner, if the advertiser's investment in advertising does not generate the desired results, or if our campaign management tools do not provide our customers with the help they need to manage their campaigns. If we are unable to meet these challenges or if we over expend our resources in our research and development of new solutions and services, our business, financial condition and results of operations could be materially adversely affected. Recently, we began to emphasize our standard display ads, which generate lower revenue per impression than other formats but represent a large and profitable market, and which can help offset competitive pricing pressure in other formats, such as rich media. If we are unable to grow our market share in this area significantly, our revenue could decrease.

Our business depends on a strong brand reputation, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operations could be materially adversely affected.

        We believe that maintaining and enhancing our brand is critical to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services, and these investments may not be successful. If we fail to promote and maintain the our brand, or if we incur excessive expenses in this effort, our business, financial condition and results of operations could be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

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

Problems with content delivery services, bandwidth providers, data centers or other third parties could harm our online business, financial condition or results of operations.

        Our online business relies significantly on third-party vendors, such as data centers, content delivery services and bandwidth providers. For example, we have entered into an agreement (as amended) to use a third-party, Akamai Technologies, Inc. ("Akamai"), to provide content delivery services to assist us in serving advertisements. We have committed to a minimum revenue amount to Akamai during the calendar year and to using Akamai for at least 75% of our delivery needs, excluding China, provided Akamai meets our service requirements. The term of our agreement with Akamai is until May 31, 2014. Akamai may terminate this agreement if we materially breach the agreement and such breach continues uncured for 30 days following Akamai's notice to us. If Akamai or other third-party vendors fail to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

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

        In delivering our solutions, we are dependent on the operation of our data centers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. In particular, two of our data centers, in Tokyo, Japan and Los Angeles, California, are located in areas with a high risk of major earthquakes and others are located in areas with high risk of terrorist attacks, such as New York, New York. Our insurance policies have limited coverage in such cases and may not fully compensate us for any loss. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider's decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Recent Acquisitions

Acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

        Our acquired businesses may expose us to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, technology and intellectual property issues, including claims of infringement, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, results of operations and financial condition.

We may enter into, or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        Since January 1, 2011, we have completed five acquisitions (North Country, Peer 39, MediaMind, EyeWonder and MIJO). Our business strategy may include the acquisition of additional complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

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

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

        During 2012 we recorded $219.6 million of impairment charges related to the goodwill of our online reporting unit. After the impairment charge, we continue to have a substantial amount of goodwill recorded in both the online reporting unit and the television reporting unit.

        Our goodwill was created in the acquisitions we completed over the past several years. If we are unable to generate sufficient cash flows in future periods from the businesses that we have acquired, and/or our market capitalization remains low or declines relative to our book value, we may be required to take an additional impairment charge against the balances reflected on our balance sheet that would result in a reduction to our operating results in the period in which we take the charge. This means we could report another substantial loss in one or more future periods.

        Further, our market capitalization plus a reasonable control premium is an indicator of the total value of our company. At year end, our market capitalization was below our total stockholders' equity, which is an indicator of impairment. If our market capitalization should stay at or below the year end level for an extended period of time, it may result in us recording another impairment charge in the future.

Constraints in our credit facility and/or weak financial performance in our operations may make it difficult to make acquisitions necessary to grow our business or protect our existing lines of business.

        We have grown primarily through acquisition over the past several years. If we are unable to find sources of capital to continue to make acquisitions due to the constraints in our credit facility or weak financial performance in our operations, we may lose opportunities to expand our business or to protect against erosion of revenue and margins in our existing businesses. If our stock price remains weak or depressed, we could have difficulty using our stock as currency in acquisitions, or be forced to enter into dilutive transactions using our stock to consummate acquisitions necessary to our business strategy.

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

        Generally, income attributed to the Approved Enterprise and Privileged Enterprise is exempt from tax for a certain period, or the Exemption Period, subject to certain conditions and limitations, and may qualify for a reduced corporate tax rate of 10% to 25% for additional limited periods after the Exemption Period, depending on, among other things, the percentage of foreign investment in a company and the location of its facilities. If we do not meet the relevant eligibility requirements for the tax benefits discussed above, these tax benefits may be cancelled (possibly with retroactive effect) and our Israeli taxable income would be subject to regular Israeli corporate tax rates. Under current law, in certain cases, starting in 2011, the standard Israeli corporate tax rate may be lower than the rate applicable to income of Approved Enterprises and Privileged Enterprises after the Exemption Period. The standard corporate tax rate for Israeli companies in 2006 was 31% of their taxable income. It declined to 29% in 2007, 27% in 2008, 26% in 2009, 25% in 2010, 24% in 2011, 23% in 2012 and is scheduled to decline to 22% in 2013, 21% in 2014, 20% in 2015 and 18% in 2016 and thereafter. In addition, we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current Approved Enterprise and Privileged Enterprise programs receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as we would be subject to regular Israeli corporate tax rates, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. Finally, in the event of a distribution of a dividend from the above mentioned exempt income, the amount distributed will be subject to corporate tax at the rate applicable to the Approved Enterprise's and Privileged Enterprise's income during the Exemption Period absent exemption in addition to withholding tax. Distribution of dividends attributable to income that was not exempt as described above will be subject, in Israel, only to withholding tax.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or conversion tag technology and user profiling, which is crucial to our ability to provide our solutions and services to our customers.

        Our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our customers depends in part on the use of "cookies" and "conversion tags" to track Internet users and their online behavior, which allows us to deliver more relevant advertisements to users, measure an advertising campaign's effectiveness and build anonymous user profiles. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. A conversion tag functions similarly to a banner advertisement, except that the conversion tag is not visible. Our conversion tags may be placed on specific pages of clients of our customers' or prospective customers' websites. Government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts to regulate spyware may be drafted in such a way as to include technology like cookies and conversion tags in the definition of spyware, thereby creating restrictions on our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

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

        Our certificate of incorporation includes a provision for the issuance of "blank check" preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to, or approval of, stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might result in a decrease in the price of the common stock. However, our Amended Credit Facility prohibits the issuance of preferred stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. Our properties are listed below:

Location	Type	Segment	Lease Expiration	Square Footage	Square Footage Sublet
Irving, TX	Headquarters Corporate Office	Television	2016	26,025
Irving, TX	Headquarters Corporate Office	Television	2016	25,940
Burbank, CA	Sales and Operations	Television	2016	24,500
Los Angeles, CA	Sales and Operations	Television	2021	27,729
Morton Grove, IL	Storage Facility	Television	2021	30,700
Wilmington, DE	Sales and Operations	Television	2020	62,050
Chicago, IL	Sales and Operations	Television	2017	18,500
Roswell, GA	Sales and Operations	Television	2016	21,681
Detroit, MI	Sales and Operations	Television	2017	76,488	37,157
New York, NY	Sales and Operations	Online	2017	12,500	12,500
New York, NY	Sales and Operations	Television	2028	86,430
New York, NY	Sales and Operations	Television	2013	26,200
New York, NY	Sales and Operations	Online	2013	2,959
New York, NY	Sales and Operations	Online	2017	5,000	5,000
Atlanta, GA	Sales and Operations	Online	2019	24,213
Louisville, KY	Dub and Ship Facility	Television	2016	9,100
Dallas, TX	Sales and Operations	Television	2018	6,352
San Francisco, CA	Sales and Operations	Television	2017	9,003
London, England	Sales and Production	Television	2022	10,690
Boca Raton, FL	Administrative, Sales and Operations	Television	2014	3,816
Great Falls, MT	Sales and Operations	Online	2013	19,520
Austin, TX	Sales and Operations	Online	2015	9,980
Toronto, Canada	Sales and Operations	Television	2014	10,468
Toronto, Canada	Sales and Operations	Television	2013	6,356
Toronto, Canada	Sales and Operations	Television	2014	26,900
Los Angeles, CA	Sales and Operations	Online	2015	7,472
London, England	Sales and Operations	Online	2015	954
London, England	Sales and Operations	Online	2015	2,824
Herzeliya, Israel	Sales and Operations	Online	2021	42,174
Paris, France	Sales and Operations	Online	2016	3,006
Hamburg, Germany	Sales and Operations	Online	2017	1,431
Madrid, Spain	Sales and Operations	Online	2017	3,864
Stockholm, Sweden	Sales and Operations	Online	2015	1,476
Amsterdam, Netherlands	Sales and Operations	Online	2014	765
Barcelona, Spain	Sales and Operations	Online	2014	1,356
Sao Paulo, Brazil	Sales and Operations	Online	2013	810
Mexico City, Mexico	Sales and Operations	Online	2013	2,160
Sydney, Australia	Sales and Operations	Online	2013	5,949	2,025
Tokyo, Japan	Sales and Operations	Online	2014	786
Chicago, IL	Sales and Operations	Online	2013	2,991	2,991
Los Angeles, CA	Sales and Operations	Online	2015	2,157	2,157
New York, NY	Corporate Apt.	Online	2013	662
Guangzhou, China	Sales and Operations	Online	2013	1,883
Beijing, China	Sales and Operations	Online	2013	226
Shanghai, China	Sales and Operations	Online	2013	431
Cebu, Philippines	Sales and Operations	Online	2013	1,270
Taipei, Taiwan	Sales and Operations	Online	2013	—

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market, under the symbol DGIT. The following table sets forth the high and low closing sales prices of our common stock from January 1, 2011 to December 31, 2012. Such prices represent prices between dealers, do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	2012		2011
	High	Low	High	Low
First Quarter	$15.35	$10.00	$34.41	$27.17
Second Quarter	12.80	7.80	37.01	28.50
Third Quarter	12.55	8.45	32.68	16.95
Fourth Quarter	11.50	8.48	20.50	11.25

        As of February 27, 2013, we had 29,173,153 and 27,668,481 shares of our common stock issued and outstanding, respectively. As of February 27, 2013, our common stock was held by approximately 342 stockholders of record. We estimate that there are approximately10,600 beneficial stockholders.

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million. As of December 31, 2012, $45.3 million remained outstanding under the share repurchase plan. However, under our Amended Credit Facility share redemptions and repurchases are limited. The stock repurchase plan has no expiration date. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2012 through October 31, 2012	—	$—	—	$45,306
November 1, 2012 through November 30, 2012	—	$—	—	$45,306
December 1, 2012 through December 31, 2012	—	$—	—	$45,306

Total	—	$—	—	$45,306

Stock Performance Table

        The table set forth below compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012 with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Computer and Data Processing Index, over the same period. This table assumes the investment of $100.00 on December 31, 2007 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes the reinvestment of dividends, if any.

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

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal years ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Digital Generation, Inc.	$100.00	$48.67	$108.93	$112.64	$46.49	$42.55
NASDAQ Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Computer and Data Processing Index	100.00	57.50	90.39	98.29	95.15	106.83

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

Acquired Operation	Date of Closing
Vyvx ("Vyvx")	June 5, 2008
Enliven Marketing Technologies Corporation ("Enliven")	October 2, 2008
Match Point Media LLC ("Match Point")	October 1, 2010
MIJO Corporation ("MIJO")	April 1, 2011
MediaMind Technologies, Inc. ("MediaMind")	July 26, 2011
EyeWonder LLC and chors GmbH ("EyeWonder")	September 1, 2011
Peer 39, Inc. ("Peer 39")	April 30, 2012
North Country Media Group, Inc. ("North Country")	July 31, 2012

        See Note 3 to our consolidated financial statements for further information on acquisitions. See Note 10 of our consolidated financial statements for further information on discontinued operations. Amounts shown below are in thousands (except per share amounts):

Statements of Operations Data:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$386,613	$324,257	$241,328	$182,713	$154,824
Costs and operating expenses (excluding depreciation and amortization, acquisition and integration, and goodwill impairment)	278,384	202,093	129,985	110,622	95,629
Goodwill impairment	219,593	—	—	—	—
Acquisition and integration	8,513	15,119	269	—	—
Depreciation and amortization	57,300	38,736	29,236	25,736	21,078

Income (loss) from operations	(177,177)	68,309	81,838	46,355	38,117
Interest expense and other, net	34,129	15,552	7,129	11,873	13,080

Income (loss) before income taxes from continuing operations	(211,306)	52,757	74,709	34,482	25,037
Provision for income taxes	27,449	26,220	29,407	14,558	9,727

Income (loss) from continuing operations	(238,755)	26,537	45,302	19,924	15,310
Income (loss) from discontinued operations	(1,080)	(2,053)	(3,733)	577	(231)

Net income (loss)	$(239,835)	$24,484	$41,569	$20,501	$15,079

Basic earnings (loss) per share:
Continuing operations	$(8.69)	$0.96	$1.65	$0.87	$0.82
Discontinued operations	(0.04)	(0.07)	(0.13)	0.03	(0.01)

Total	$(8.73)	$0.89	$1.52	$0.90	$0.81

Diluted earnings (loss) per share:
Continuing operations	$(8.69)	$0.95	$1.63	$0.85	$0.80
Discontinued operations	(0.04)	(0.07)	(0.13)	0.03	(0.01)

Total	$(8.73)	$0.88	$1.50	$0.88	$0.79

Weighted average common shares outstanding:
Basic	27,477	27,516	27,226	22,572	18,642
Diluted	27,477	27,760	27,570	23,091	19,073

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$84,520	$72,575	$73,409	$33,870	$17,180
Working capital (without assets of discontinued operations)	80,579	147,434	122,954	44,150	20,856
Property and equipment, net	66,169	54,159	39,380	41,305	37,376
Goodwill and intangible assets, net	549,293	781,634	321,775	308,234	352,208
Total assets	837,211	1,058,243	520,004	478,292	473,800
Long-term debt, net of current portion	376,968	478,133	—	80,962	154,985
Net assets of discontinued operations	—	766	2,659	9,168	10,165
Stockholders' equity	291,194	507,786	496,912	347,166	269,518

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

  •
  2012 Highlights.  This section provides some of the highlights of our 2012 year.

  •
  Results of Operations.  This section provides an analysis of our results of operations for the three years in the period ended December 31, 2012.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides a summary of our cash flows for the three years in the period ended December 31, 2012, as well as a discussion of those cash flows. Also included is a discussion of our sources of liquidity and cash requirements.

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

Overview

        We operate a leading ad management and distribution platform. We help advertisers engage with consumers across television and online media, while delivering timely and impactful ad campaigns. Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending. We operate our business in two distinct segments, television and online. As detailed below, we have completed six acquisitions in the last three years which affects the comparability of our financial results.

        Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, the trend towards delivering high definition ("HD") data files, and the continued growth of online advertising.

Television Segment

        Revenues from our television segment are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The television segment includes the operating results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country. The majority of our television segment revenue results from the delivery of television advertisements, or spots, which are typically delivered digitally but sometimes physically. We generally bill our services on a per transaction basis. We also offer a variety of other ancillary products that serve the television advertising industry. These services include creative research, media production and duplication, management and storage of existing advertisements and broadcast verification. This suite of innovative services addresses the needs of our customers at multiple stages along the value chain of advertisement creation and delivery in a cost-effective manner that helps simplify the overall process of content delivery.

Online Segment

        Revenues from our online segment are principally derived from services relating to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. Currently, we operate three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, we are in the process of transitioning all of our online business over to the MediaMind platform and plan to cease operating the EyeWonder and Unicast platforms in 2013.

        Our MediaMind platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. The MediaMind platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. In 2012, we managed campaigns for customers in 78 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Acquisitions

        Part of our business strategy is to acquire similar and/or ancillary businesses that will increase our market penetration and, in some cases, result in operating synergies. During the last three fiscal years, we acquired six businesses involved in the distribution of media content as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Operating Segment
North Country	July 31, 2012	$3.7	Television
Peer 39	April 30, 2012	15.7	Online
EyeWonder	September 1, 2011	61.0	Online
MediaMind	July 26, 2011	499.3	Online
MIJO	April 1, 2011	43.8	Television
Match Point	October 1, 2010	27.7	Television

        Each of the acquired businesses has been included in our results of operations since the date of closing.

Political Advertising

        Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

2012 Highlights

  •
  Overall revenues increased $62.4 million, or 19%, from 2011.

  •
  Revenues from our online segment increased $63.2 million, or 82%, from 2011, principally due to the acquisitions of MediaMind and EyeWonder during the third quarter of 2011. We lost some of our former EyeWonder and Unicast customers in 2012 during the transition to the MediaMind platform.

  •
  Revenues from our television segment declined slightly in 2012 compared with 2011. The 2012 television revenues benefited from having (i) increased political advertising ($6.5 million) due to the 2012 elections in the United States, (ii) twelve months of MIJO's operating results in 2012 vs. only nine months 2011 ($5.9 million), and (iii) five months of North Country's operating results in 2012 ($1.4 million) vs. zero months in 2011.

  •
  We incurred $8.5 million of acquisition and integration costs, compared to $15.1 million in 2011. The 2012 costs primarily relate to exploring strategic alternatives, the integration of our 2011 acquisitions and the 2012 acquisitions of Peer 39 and North Country. The 2011 costs relate primarily to the acquisitions of MediaMind and EyeWonder.

  •
  We reduced our long-term forecasts for the online segment and determined that a portion of the online unit's goodwill was impaired. As a result, we recorded goodwill impairment charges before income taxes of $219.6 million. We reduced our forecasts due to softer operating results than expected and weaker market conditions and trends. See Note 5 of our consolidated financial statements.

  •
  We reduced our cost structure during 2012 by eliminating duplicative personnel and facilities as we integrated our online advertising platforms.

  •
  We repaid $29.9 million of our Amended Credit Facility which leaves a remaining balance of $453.9 million at year end. See Note 7 in the accompanying financial statements.

  •
  We made several amendments to our credit facility in March 2013, including (i) relaxing our financial covenants, (ii) requiring an additional $50 million principal payment, (iii) increasing our future principal payments, (iv) increasing the interest rates under the facility and (v) reducing the revolving loans to a maximum of $50 million. See Notes 7 and 18 of our consolidated financial statements.

Results of Operations

2012 vs. 2011

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2012 vs. 2011
	2012	2011		2012	2011
Revenues	$386,613	$324,257	19%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	137,278	106,441	29	35.5	32.8
Sales and marketing(a)	64,246	33,679	91	16.6	10.4
Research and development(a)	23,612	19,142	23	6.1	5.9
General and administrative(a)	53,248	42,831	24	13.8	13.2
Acquisition and integration	8,513	15,119	(44)	2.2	4.7
Depreciation and amortization	57,300	38,736	48	14.8	11.9
Goodwill impairment	219,593	—	NM	56.8	—

Total costs and expenses	563,790	255,948	120	145.8	78.9

Income (loss) from operations	(177,177)	68,309	(359)	(45.8)	21.1
Other expense:
Interest expense	31,329	14,915	110	8.1	4.6
Other expense, net	2,800	637	340	0.8	0.2

Income (loss) before income taxes	(211,306)	52,757	(501)	(54.7)	16.3
Provision for income taxes	27,449	26,220	5	7.1	8.1

Income (loss) from continuing operations	(238,755)	26,537	NM	(61.8)	8.2
Loss from discontinued operations	(1,080)	(2,053)	(47)	(0.3)	(0.6)

Net income (loss)	$(239,835)	$24,484	NM	(62.1)	7.6

(a)
Excludes depreciation and amortization.

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income (loss) from operations	$(177,177)	$68,309	(359)%	(45.8)%	21.1%
Depreciation and amortization	57,300	38,736	48	14.8	11.9
Share-based compensation	17,470	12,430	41	4.5	3.8
Acquisition and integration	8,513	15,119	(44)	2.2	4.7
Goodwill impairment	219,593	—	NM	56.8	—

Adjusted EBITDA(b)	$125,699	$134,594	(7)	32.5	41.5

(b)
See discussion of Non-GAAP financial measure on page 54.

NM—Not meaningful

        Revenues.    For 2012, revenues increased $62.4 million, or 19%, as compared to 2011 due to the 2011 acquisitions of MediaMind, EyeWonder and MIJO and the 2012 acquisitions of Peer 39 and North Country. For further discussion of revenues by reportable segment, see discussion for the television and online segments further below.

        Cost of Revenues.    For 2012, cost of revenues increased $30.8 million, or 29%, as compared to 2011. As a percentage of revenues, cost of revenues increased to 35.5% in 2012, as compared to 32.8% in 2011. The increase was principally due to (i) including twelve months of MIJO's, MediaMind's and EyeWonder's operating results in the 2012 period versus only nine months, five months and four months, respectively, in the 2011 period and (ii) increases in television segment cost (excluding MIJO) ($2.5 million) largely due to higher employee and facilities costs. The increase in our cost of revenues percentage was primarily due to reduced revenue as a result of lowering of our prices in each of the television and online segments.

        Sales and Marketing.    For 2012, sales and marketing expense increased $30.6 million, or 91%, as compared to 2011. The increase was principally due to (i) including twelve months of MIJO's, MediaMind's and EyeWonder's operating results and eight months of Peer 39's operating results in the 2012 period versus only nine months, five months, four months and zero months, respectively, in the 2011 period and (ii) higher television segment expenses (excluding MIJO) ($2.5 million) largely due to higher employee costs and professional fees. The percentage increase was principally due to the inclusion of MediaMind, EyeWonder and Peer 39 in our operating results as our online business has higher sales and marketing expenses than the balance of the Company.

        Research and Development.    For 2012, research and development costs increased $4.5 million, or 23%, as compared to 2011. The increase was principally due to (i) including twelve months of MIJO's, MediaMind's and EyeWonder's operating results and eight months of Peer 39's operating results in the 2012 period versus only nine months, five months, four months and zero months, respectively, in the 2011 period and (ii) higher compensation and consulting costs ($1.6 million) in the television segment. The percentage of revenue for both periods was largely unchanged (6.1% in 2012 vs. 5.9% in 2011).

        General and Administrative.    For 2012, general and administrative expense increased $10.4 million, or 24%, as compared to 2011. The increase was principally due to (i) including twelve months of MIJO's, MediaMind's and EyeWonder's operating results and eight months of Peer 39's operating results in the 2012 period versus only nine months, five months, four months and zero months, respectively, in the 2011 period and (ii) higher professional fees ($4.0 million) in the television segment related to increased audit, tax and legal fees.

        Acquisition and Integration.    For 2012, acquisition and integration expense decreased $6.6 million as compared to 2011. In 2012, acquisition and integration expense relates primarily to severance charges, legal fees incurred related to our evaluation of strategic alternatives, acquisition costs and costs related to integrating EyeWonder and Unicast into our MediaMind platform. In 2011, acquisition and integration expense related primarily to investment banking, legal and accounting fees in connection with the MediaMind, EyeWonder and MIJO acquisitions.

        Depreciation and Amortization.    For 2012, depreciation and amortization expense increased $18.6 million, or 48%, as compared to 2011. The increase was primarily due to (i) twelve months of depreciation and amortization on the tangible and intangible assets of the 2011 acquisitions of MIJO, MediaMind and EyeWonder in 2012 as compared to only nine months, five months and four months, respectively, in 2011, (ii) including the 2012 acquisitions of Peer 39 and North Country and (iii) greater depreciation associated with the increase in property and equipment.

        Goodwill Impairment.    For 2012, we recognized goodwill impairment charges of $219.6 million related to our online reporting unit. See Note 5 of our consolidated financial statements.

        Interest Expense.    For 2012, interest expense increased $16.4 million as compared to 2011. The increase was due to the debt under our Amended Credit Facility being outstanding for twelve months in 2012 as compared to slightly more than five months in 2011.

        Other Expense, net.    For 2012, other expense, net increased $2.2 million as compared to 2011. The increase relates to the write-down of two investments that we deemed to be impaired.

        Provision for Income Taxes.    For 2012 and 2011, the provision for income taxes was (13.0%) and 49.7%, respectively, of income (loss) before income taxes. The provision for each period differs from the expected federal statutory rate of 35.0% as a result of certain non-deductible expenses, state income taxes and, for 2012, the recording of a $27.2 million valuation allowance against our federal and state net operating loss ("NOLs") carryforwards as a result of our third quarter goodwill impairment charge. For 2012, the vast majority of the goodwill impairment charge is not deductible for income tax purposes. In 2011, a large portion of the costs to acquire MediaMind and EyeWonder were not deductible for income tax purposes.

2011 vs. 2010

        The following table sets forth certain historical financial data (dollars in thousands).

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2011 vs. 2010
	2011	2010		2011	2010
Revenues	$324,257	$241,328	34%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	106,441	73,230	45	32.8	30.4
Sales and marketing(a)	33,679	13,534	149	10.4	5.6
Research and development(a)	19,142	10,601	81	5.9	4.4
General and administrative(a)	42,831	32,620	31	13.2	13.5
Acquisition and integration	15,119	269	NM	4.7	0.1
Depreciation and amortization	38,736	29,236	32	11.9	12.1

Total costs and expenses	255,948	159,490	60	78.9	66.1

Income from operations	68,309	81,838	(17)	21.1	33.9
Other (income) expense:
Interest expense	14,915	7,350	103	4.6	3.0
Interest (income) and other expense, net	637	(221)	(388)	0.2	(0.1)

Income before income taxes	52,757	74,709	(29)	16.3	31.0
Provision for income taxes	26,220	29,407	(11)	8.1	12.2

Income from continuing operations	26,537	45,302	(41)	8.2	18.8
Loss from discontinued operations	(2,053)	(3,733)	(45)	(0.6)	(1.6)

Net income	$24,484	$41,569	(41)	7.6	17.2

(a)
Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Income from operations	$68,309	$81,838	(17)%	21.1%	33.9%
Depreciation and amortization	38,736	29,236	32	11.9	12.1
Share-based compensation	12,430	4,805	159	3.8	2.0
Acquisition and integration	15,119	269	NM	4.7	0.1

Adjusted EBITDA(b)	$134,594	$116,148	16	41.5	48.1

(b)
See discussion of Non-GAAP financial measure on page 54.

NM—Not meaningful.

        Revenues.    For 2011, revenues increased $82.9 million, or 34%, as compared to 2010 due to the 2010 acquisition of Match Point and the 2011 acquisitions of MediaMind, EyeWonder and MIJO. For further discussion on revenues by reportable segment, see each of the television and online segments.

        Cost of Revenues.    For 2011, cost of revenues increased $33.2 million, or 45%, as compared to 2010. As a percentage of revenues, cost of revenues increased to 32.8% in 2011, as compared to 30.4% in 2010. Costs of revenues increased due to (i) including the 2011 acquisitions of MIJO, MediaMind and EyeWonder ($21.9 million) in our operating results, (ii) including twelve months of Match Point's costs in 2011 vs. three months in 2010, Match Point was acquired in October 2010 ($8.8 million) and (iii) higher Unicast costs ($2.1 million), largely attributable to an increase in related revenues. Cost of revenues also includes a $0.9 million reduction, due to the reversal of a portion of an earnout liability that had been established in the Match Point purchase accounting. The earnout liability was reduced when Match Point's 2011 revenues failed to reach the threshold necessary for an earnout payment. The increase in our cost of revenues percentage is principally due to the acquisitions of Match Point and MIJO, which have higher cost of revenue percentages than the balance of the Company.

        Sales and Marketing.    For 2011, sales and marketing expense increased $20.1 million, or 149%, as compared to 2010. The increase was due to (i) the inclusion of MIJO, MediaMind and EyeWonder ($21.9 million) in our operating results and (ii) including twelve months of Match Point's expenses in 2011 vs. three months in 2010 ($0.3 million), partially offset by (iii) a decrease ($2.1 million) in Unicast's sales and marketing expenses due to lower compensation, advertising and promotion costs. As a percentage of revenues, sales and marketing expenses increased to 10.4% in 2011, as compared to 5.6% in 2010. The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results as they have higher selling expenses than the balance of the Company.

        Research and Development.    For 2011, research and development costs increased $8.5 million, or 81%, as compared to 2010. The increase was due to the inclusion of MIJO, MediaMind and EyeWonder ($8.1 million) in our operating results. The percentage increase is attributable to the inclusion of MediaMind and EyeWonder in our operating results, as they have higher research and development expenses than the balance of the Company.

        General and Administrative.    For 2011, general and administrative expense increased $10.2 million, or 31%, as compared to 2010. As a percentage of revenues, general and administrative expense decreased to 13.2% in 2011, as compared to 13.5% in 2010. The decrease was primarily due to the inclusion of MediaMind in our operating results as MediaMind has lower general and administrative expenses than the balance of the Company.

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

        Interest Expense.    For 2011, interest expense increased $7.6 million as compared to 2010. Interest expense in 2011 was attributable to issuing $490 million of Term Loans in connection with the acquisition of MediaMind in July 2011. Interest expense in 2010 was attributable to (i) borrowings on a prior credit facility that was paid off in April 2010, (ii) interest rate swap termination charges, and (iii) the write off of debt issuance costs associated with the prior credit facility.

        Interest Income and Other Expense, net.    For 2011, interest income and other expense, net decreased $0.9 million as compared to 2010. The decrease was due to (i) the recognition of losses on foreign currency forward contracts that are used to hedge foreign currency exchange rates (primarily the Israeli Shekel) and (ii) foreign currency exchange losses.

        Provision for Income Taxes.    For 2011 and 2010, the provision for income taxes was 49.7% and 39.4%, respectively, of income before income taxes. The provision for each period differs from the expected federal statutory rate of 35%, as a result of certain non-deductible expenses and state income taxes. The increase in our effective tax rate was primarily due to incurring $15.1 million of acquisition and integration expenses in connection with our purchases of MediaMind, EyeWonder and MIJO, a portion of which is not deductible for federal income tax purposes.

2012 vs. 2011

Television Segment

        The following table sets forth certain historical financial data for our television segment (dollars in thousands).

	Years Ended December 31,		% Change
			2012 vs. 2011
	2012	2011
Revenues	$245,961	$246,780	0%
Segment Adjusted EBITDA before corporate overhead	129,645	138,299	(6)

        The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country. North Country was acquired in July 2012 and MIJO was acquired in April 2011.

        Revenues.    For 2012 revenues decreased $0.8 million as compared to 2011. The decrease was primarily due to a $17.5 million decline in standard definition ("SD") revenue (excluding MIJO), offset by (i) greater HD revenue (excluding MIJO) ($6.9 million), (ii) including twelve months of MIJO's revenues in 2012 versus nine months in 2011 ($5.9 million) and (iii) higher other revenue ($4.5 million).

        The reduction in SD revenue was principally due to a decrease in the number of deliveries. The reduction in SD deliveries was partially due to customers switching to HD deliveries and customers choosing other forms of advertising such as online. HD revenue increased due to a rise in the number of deliveries, partially offset by lower pricing per delivery. We expect the percentage of HD deliveries to total deliveries will continue to increase. HD pricing per delivery decreased principally due to the competitive environment. Our HD pricing also decreased due to offering lower HD rates to entice our SD customers to switch to delivering HD content. Both HD and SD benefited from higher political advertising which increased $6.5 million over 2011. Political advertising increased due to the 2012 national, state and local elections in the United States.

        Other revenue increased $4.5 million over 2011 primarily due to (i) increases in long form content distribution, (ii) increases in direct response advertising, and (iii) the acquisition of North Country in July 2012 which contributed $1.4 million of revenue.

        Segment Adjusted EBITDA before Corporate Overhead.    For 2012, the television segment adjusted EBITDA before corporate overhead decreased $8.7 million as compared to 2011. The decrease was principally due to: (i) a $4.8 million increase in cost of revenues, primarily related to higher employee compensation ($3.2 million) and an increase in rent expense ($1.6 million), (ii) a $2.2 million increase in research and development activities as a result of a larger investment in our television network, and (iii) costs associated with our expansion into the European market ($2.4 million). The increase in rent primarily relates to our new facility in New York City, in addition to paying hold-over rent in our old facilities before we took occupancy of the new space.

Online Segment

        The following table sets forth certain historical financial data for our online segment (dollars in thousands).

	Years Ended December 31,		% Change
			2012 vs. 2011
	2012	2011
Revenues	$140,652	$77,477	82%
Segment Adjusted EBITDA before corporate overhead	22,642	15,043	51

        The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. MediaMind was acquired in July 2011, EyeWonder was acquired in September 2011 and Peer 39 was acquired in April 2012. As a result of these acquisitions, the operating results for the periods above are not comparable. Further, we are in the process of transferring our EyeWonder and Unicast online advertising related business to the MediaMind platform. During 2012, we lost some of the former EyeWonder and Unicast customers during the transition to the MediaMind platform. Further, the weak economy in Europe had a negative impact on our online revenues.

        Revenues.    For 2012, revenues increased $63.2 million, or 82%, as compared to 2011. The increase was due to our 2011 acquisitions of MediaMind and EyeWonder and our 2012 acquisition of Peer 39. The number of impressions we served during 2012 increased, which was offset by a decline in the average rate we charge for impressions served.

        Segment Adjusted EBITDA before Corporate Overhead.    For 2012, the online segment adjusted EBITDA before corporate overhead increased $7.6 million as compared to 2011. The increase was largely attributable to the increase in revenues. As we transition the Unicast and EyeWonder operations over to the MediaMind platform we have been realizing certain efficiencies from the elimination of duplicative personnel and office facilities. We expect our operations will continue to improve as we complete the transition. Further, we anticipate higher revenues in future periods, which we expect will increase segment adjusted EBITDA before corporate overhead and the segment adjusted EBITDA before corporate overhead percentage of revenues.

2011 vs. 2010

Television Segment

        The following table sets forth certain historical financial data for our television segment (dollars in thousands).

	Years Ended December 31,		% Change
			2011 vs. 2010
	2011	2010
Revenues	$246,780	$222,894	11%
Segment Adjusted EBITDA before corporate overhead	138,299	133,398	4

        Revenues.    For 2011, revenues increased $23.9 million, or 11%, as compared to 2010. The increase was primarily due to (i) the acquisition of MIJO on April 1, 2011 ($16.2 million) and (ii) including Match Point for twelve months during 2011 vs. three months in 2010 ($13.8 million). In 2011, revenue from political advertising decreased $6.5 million. Political advertising peaks every other year consistent with the national, state and local election cycles in the United States. In 2011, our HD revenue increased $28.8 million ($131.6 million in 2011 compared to $102.8 million in 2010 (the 2011 amount includes $3.9 million from MIJO addressed above)), which was mostly offset by a decrease in SD revenue ($27.6 million). HD revenue increased due to a continuing trend of delivering more HD advertising content and less SD content. We expect the percentage of HD deliveries to total deliveries will continue to increase. Both HD and SD revenue per delivery decreased due to the competitive environment and volume discounts. HD revenue per delivery also decreased in 2011 as a result of a higher percentage of electronic deliveries (90% in 2011 compared to 73% in 2010). Historically, electronic deliveries are priced lower than physical deliveries.

        Segment Adjusted EBITDA before Corporate Overhead.    For 2011, television segment adjusted EBITDA before corporate overhead increased $4.9 million, or 4%, as compared to 2010. The increase was attributable to including MIJO and Match Point in our operating results for 2011 ($8.3 million), partially offset by a decline in our ADS operation. Our ADS operation declined principally due to the decrease in revenue discussed above.

Online Segment

        The following table sets forth certain historical financial data for our online segment (dollars in thousands).

	Years Ended December 31,		% Change
			2011 vs. 2010
	2011	2010
Revenues	$77,477	$18,434	320%
Segment Adjusted EBITDA before corporate overhead	15,043	1,338	NM

        Revenues.    For 2011, revenues increased $59.0 million, or 320%, as compared to 2010. The increase was primarily due to (i) the acquisitions of MediaMind ($45.2 million) and EyeWonder ($12.4 million) and (ii) an 8% increase in Unicast's revenues ($1.4 million).

        Segment Adjusted EBITDA before Corporate Overhead.    For 2011, our online segment adjusted EBITDA before corporate overhead increased $13.7 million, as compared to 2010. The increase was primarily attributable to including MediaMind in our operating results.

Non-GAAP Financial Measure

        In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of Adjusted EBITDA and Segment Adjusted EBITDA before corporate overhead as non-GAAP financial measures helps investors gain a meaningful understanding of our past performance and future prospects, consistent with how we measure and forecast our performance, especially when comparing such results to previous periods or forecasts. We use Adjusted EBITDA and Segment Adjusted EBITDA before corporate overhead as non-GAAP financial measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by us in our financial and operational decision making. There are limitations associated with reliance on any non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies' financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of how we evaluate our operating performance.

        We consider Adjusted EBITDA to be an important indicator of our overall performance because it eliminates the effects of events that are non-cash, or are not expected to recur as they are not part of our ongoing operations.

        We define "Adjusted EBITDA" as income (loss) from operations, before depreciation and amortization, share-based compensation, acquisition and integration expenses, and restructuring / impairment charges and benefits. We consider Adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

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

        Segment Adjusted EBITDA before corporate overhead represents Adjusted EBITDA before corporate overhead on a segment by segment basis. Note 15 of our consolidated financial statements reconciles Adjusted EBITDA and Segment Adjusted EBITDA before corporate overhead to income (loss) from operations.

        Adjusted EBITDA and Segment Adjusted EBITDA before corporate overhead should be considered in addition to, not as a substitute for, our operating income (loss), as well as other measures of financial performance reported in accordance with GAAP.

Financial Condition

        The following table sets forth certain of our major balance sheet accounts as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$84,520	$72,575
Accounts receivable, net	97,583	100,719
Property and equipment, net	66,169	54,159
Deferred income taxes	1,035	4,796
Goodwill and intangible assets, net	549,293	781,634
Liabilities:
Accounts payable and accrued liabilities	46,085	48,234
Deferred income taxes	28,065	9,477
Debt	453,918	483,033
Stockholders' equity	291,194	507,786

        Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The increase in cash and cash equivalents during 2012 primarily relates to cash generated from operating activities ($76.1 million) in excess of (i) repayments of our debt ($29.9 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($32.6 million).

        Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, respectively. The number of days of revenue included in accounts receivable was 87 and 86 days at December 31, 2012 and 2011, respectively.

        Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our network or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2012 and 2011, purchases of property and equipment were $19.9 million and $11.8 million, respectively. For 2012 and 2011, capitalized costs of developing software were $12.7 million and $7.3 million, respectively. Purchases of property and equipment increased during 2012 as a result of (i) finishing out newly leased office facilities in New York City which replaced several leased facilities and (ii) expanding our digital distribution network.

        Goodwill and intangible assets decreased during 2012 as a result of (i) goodwill impairment charges of $219.6 million related to our online reporting unit and (ii) amortization of intangible assets, partially offset by goodwill and intangible assets created in the acquisitions of Peer 39 and North Country.

        Accounts payable and accrued liabilities decreased $0.3 million during 2012. The decrease primarily relates to the timing of payments.

        Debt decreased $29.1 million during 2012 as a result of (i) prepaying a portion ($25.0 million) of our estimated 2013 mandatory excess cash flow principal payment and (ii) scheduled quarterly principal payments ($4.9 million) offset by (iii) accretion of interest on the original issue discount ($0.8 million).

        Stockholders' equity decreased $216.6 million during 2012. The decrease primarily relates to (i) reporting a net loss of $239.8 million (driven by the $219.6 million of goodwill impairment charges), (ii) recording share-based compensation expense of $17.5 million and (iii) the issuance of shares in the purchase of Peer 39 ($3.3 million).

Liquidity and Capital Resources

Cash Flows

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(239,835)	$24,484	$41,569
Goodwill impairment	219,593	—	—
Depreciation and amortization	57,300	39,279	29,992
Impairment/loss on sale of Springbox unit	1,000	1,800	5,866
Share-based compensation, deferred taxes and other	45,928	21,040	18,628
Changes in operating assets and liabilities, net	(7,840)	(9,590)	(11,697)

Total	76,146	77,013	84,358

Investing activities:
Purchases of property and equipment	(19,903)	(11,802)	(8,498)
Capitalized costs of developing software	(12,745)	(7,321)	(4,961)
Acquisitions, net of cash acquired	(10,089)	(499,945)	(27,501)
Other	6,622	(6,255)	81

Total	(36,115)	(525,323)	(40,879)

Financing activities:
Proceeds from issuance of common stock, net	427	392	115,863
Purchases of treasury stock and other	(93)	(22,676)	(13,656)
Borrowings (repayments) of debt and capital leases, net	(30,397)	470,200	(106,183)

Total	(30,063)	447,916	(3,976)

Effect of exchange rate changes on cash	1,977	(440)	36
Net increase (decrease) in cash and cash equivalents	11,945	(834)	39,539
Cash and cash equivalents at beginning of year	72,575	73,409	33,870

Cash and cash equivalents at end of year	$84,520	$72,575	$73,409

        We generate cash from operating activities principally from net income (loss) adjusted for certain non-cash expenses such as (i) goodwill impairment, (ii) depreciation and amortization and (iii) share-based compensation. In 2012, we generated $76.1 million in cash from operating activities, as compared to $77.0 million in 2011 and $84.4 million in 2010.

        Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. In 2012 we purchased Peer 39 and North Country. In 2011 we purchased MediaMind, EyeWonder and MIJO. In 2010 we purchased Match Point.

        Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt and purchase of treasury stock.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash and cash equivalents on hand (including about $21 million held outside the United States at year end, the majority of which can be repatriated into the United States with little or no adverse tax consequences),

  •
  cash generated from operating activities,

  •
  borrowings from our existing or any new credit facility, and

  •
  the issuance of equity securities.

        As of December 31, 2012, we had $84.5 million of cash and cash equivalents on hand. Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

        We have a credit agreement which was amended in March 2013 (the "Amended Credit Facility") that provides for $490 million of term loans (the "Term Loans") and $50 million of revolving loans (the "Revolving Loans"). As of December 31, 2012, taking into consideration the March 2013 amendment, we had $46.6 million of availability to us under the Revolving Loans. The Term Loans mature in 2018 and the Revolving Loans mature in 2016 (see Note 7 to our consolidated financial statements).

        We also have the ability to issue equity instruments.

        We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) the Revolving Loans under our Amended Credit Facility, and (iii) cash generated from operating and financing activities will satisfy our capital needs for the next 12 months. Further, we expect to remain in compliance with the financial covenants of our Amended Credit Facility for at least the next twelve months.

Cash Requirements

        We expect to use cash in connection with:

  •
  the purchase of capital assets,

  •
  the repayment of our debt,

  •
  the purchase of our common stock,

  •
  the organic growth of our business, and

  •
  the strategic acquisition of media related businesses.

        During 2013, we expect we will purchase property and equipment and incur capitalized software development costs ranging from $25 to $28 million.

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

        Goodwill.    We have three reporting units; television, online and SourceEcreative ("SourceE"). Each of our reporting units has goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test our goodwill for impairment using a two-step process. The first step is to identify a potential impairment, by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including the guideline public company method. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. The discount rate used reflects the risk inherent in the projected cash flows. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

        During 2012, we revised our future forecasts for the online reporting unit which resulted in us recording goodwill impairment charges totaling $219.6 million. The impairment charges were the result of us revising our future forecasts for the online reporting unit due to softer operating results and weaker market conditions and trends than expected. See Note 5 of our accompanying consolidated financial statements. We did not record an impairment charge in 2011 or 2010. At December 31, 2012, the fair value of the television and SourceE reporting units exceeded their carrying value by approximately 13% and 977%, respectively, and the fair value of our online reporting unit approximated its carrying value, after the recognition of a goodwill impairment charge as determined as part of our annual goodwill impairment assessment. The online and television reporting units have $134.1 million and $233.1 million of goodwill, respectively. If actual or expected future cash flows of either of these reporting units should fall sufficiently below our current forecasts, we may be required to record an impairment charge to the respective reporting unit's goodwill. Future net cash flows are impacted by a variety of factors including revenues, operating margins, income tax rates, discount rates, economic conditions and industry trends.

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

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to acquired identifiable intangible assets, such as customer relationships and trade names, and property and equipment, including capitalized internally developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends, and significant changes in the use of such assets. Once a triggering event has occurred, an impairment test is employed based on whether the intent is to hold the asset for continued use or hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of projected undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. Fair value is determined using a discounted cash flow model. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We also evaluate the estimated remaining useful life of long-lived assets that have been reviewed for impairment. In 2011 and 2010, we recognized impairment charges of $1.8 million and $5.9 million, respectively, related to our Springbox unit (reported in discontinued operations) primarily related to the customer relationships intangible asset. See Note 10 of our consolidated financial statements. For the year ended December 31, 2012, we did not recognize an impairment loss related to long-lived assets.

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

        Valuation allowances are provided against deferred tax assets if a determination is made that their ultimate realization is not likely. Significant judgment is required in making these assessments, which generally relate to whether we will have future taxable income in the jurisdictions where the deferred tax assets reside. In 2012, as a result of our goodwill impairment charges, we recorded a valuation allowance on all of our deferred tax assets as we had concerns whether or not we would generate sufficient future taxable income to realize those deferred tax assets. For 2011 and 2010, we did not recognize any valuation allowances against our deferred tax assets.

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

        Media production and duplication includes a variety of ancillary services, such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenues are recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

Recently Adopted and Recently Issued Accounting Guidance

        See Recently Adopted and Recently Issued Accounting Guidance in Note 2 to our consolidated financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations at December 31, 2012 (in thousands):

	Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Debt (includes estimated principal and interest)	$587,100	$106,456	$112,945	$104,283	$263,416
Operating lease obligations	122,639	10,600	25,308	20,735	65,996
Employment contracts	9,033	6,163	2,870	—	—
Unconditional purchase obligations	10,537	8,088	2,449	—	—

Total contractual obligations	$729,309	$131,307	$143,572	$125,018	$329,412

Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to ten years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. For the years ended December 31, 2012, 2011 and 2010, rent expense, net of sublease rentals, for all operating leases amounted to $14.9 million, $9.2 million and $6.2 million, respectively.

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

Foreign Currency Exchange Risk

        For 2012, about 27% of our consolidated revenue was attributable to jurisdictions outside the United States (see Note 16 of our consolidated financial statements). As a result, we are subject to foreign currency transaction and translation gains and losses. In order to limit our foreign currency transaction gains and losses, we enter into foreign currency forward contracts and options to hedge a portion of our exposure to changes in foreign currency exchange rates. As a result of our foreign operations, we expect to continue to experience foreign currency transaction and translation gains and losses, somewhat mitigated by our foreign currency hedging programs. We do not enter into market risk sensitive instruments for trading purposes.

Interest Rate Risk

        In July 2011, we borrowed $490 million of Term Loans in connection with our acquisition of MediaMind. The Term Loans, as amended in March 2013, bear interest at the greater of (i) LIBOR plus 5.5% or (ii) 6.75% per annum. To the extent LIBOR exceeds 1.25% per annum (30 day LIBOR was about 0.27% at December 31, 2012); our interest expense and payments will increase (absent an interest rate hedging arrangement). See Note 7 of our consolidated financial statements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

        As described below, a material weakness was identified in our internal control over financial reporting. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our chief executive officer and chief financial officer have concluded that, as of December 31, 2012, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework." As a result of our independent registered public accounting firm's field work in support of its audit of our financial statements for the year ended December 31, 2012, our independent registered public accounting firm identified a material weakness in our internal control. Specifically, our independent registered public accounting firm concluded as of December 31, 2012 that our controls and procedures relating to income tax accounting and disclosures were inadequate and ineffective.

        During 2011, we made three business acquisitions which significantly expanded our operations into international markets. As a result, our provision for income taxes which was previously focused on US income tax matters, became significantly more complex. In addition, we previously used a third-party subject matter expert to prepare and review the provision for income taxes, with additional oversight and review by management. During the fourth quarter of 2012, we replaced our third-party subject matter expert with internal resources who prepared and reviewed the provision for income taxes. While management did perform a review, the review was not sufficient to detect misstatements in our provision for income taxes.

        In addition, we did not have an adequate design or operation of controls that provided reasonable assurance that the accounting for income taxes and related disclosures were free of material misstatements. Specifically, we did not have controls that were designed to a level of precision that would have detected a material misstatement of our financial statements. Further, we did not have sufficient staffing and technical expertise in the tax function to provide adequate review of the complete and accurate recording of tax provisions and accruals.

        This material weakness contributed to post-closing adjustments proposed by our independent auditor and we correctly reflected them in the financial statements for the year ended December 31, 2012. These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, and related disclosures. Management believes that the financial statements included in this report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

        As a result of the material weakness, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2012. Our independent registered public accounting firm, Ernst & Young LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Remediation Plan

        To remediate the material weakness described above and enhance our internal control over financial reporting, management, with oversight from the Company's Audit Committee, has committed to the following changes:

  •
  dedicate significant in-house and external resources to implement enhancements to the Company's internal control over financial reporting so as to remediate the material weakness described above;

  •
  reevaluate existing roles and responsibilities within the tax function to ensure they are staffed by appropriate personnel;

  •
  increase the level of review and validation of work performed by management and third-party tax professionals in the preparation of our provision for income taxes; and

  •
  utilize third-party subject matter experts to design, implement, and test controls over the income tax accounting process at a sufficiently precise level of detail so as to detect a material misstatement.

        Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2012. Their reports appear herein.

Changes in Internal Control over Financial Reporting

        Management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred, other than with respect to the changes in accounting for income taxes as described above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Digital Generation, Inc.

        We have audited Digital Generation, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the design and operation of controls related to the Company's accounting for income taxes and related disclosures as of December 31, 2012. We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digital Generation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 15, 2013, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Digital Generation, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning this item is incorporated herein by reference to the information under the headings "Corporate Governance," "Board of Directors and Committees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

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

        (a)(2) See Schedule II-Valuation and Qualifying Accounts on page S-1.

        (a)(3) See Exhibit Index on page 68 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL GENERATION, INC.
Date: March 15, 2013	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen Chief Executive Officer and President

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil H. Nguyen and Craig Holmes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or its or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Chairman of the Board of Directors	March 15, 2013
/s/ NEIL H. NGUYEN Neil H. Nguyen	Chief Executive Officer, President and Director	March 15, 2013
/s/ CRAIG HOLMES Craig Holmes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013
/s/ CECIL H. MOORE Cecil H. Moore	Director	March 15, 2013
/s/ DAVID M. KANTOR David M. Kantor	Director	March 15, 2013
/s/ JEFFREY A. RICH Jeffrey A. Rich	Director	March 15, 2013

Name	Title	Date

John R. Harris	Director	March 15, 2013
/s/ MELISSA FISHER Melissa Fisher	Director	March 15, 2013
/s/ PETER MARKHAM Peter Markham	Director	March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Digital Generation, Inc.

        We have audited the accompanying consolidated balance sheets of Digital Generation, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Generation, Inc. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2013

PART I—FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2012	December 31, 2011
Assets
CURRENT ASSETS:
Cash and cash equivalents	$84,520	$72,575
Short-term investments	314	10,390
Accounts receivable (less allowances of $2,499 in 2012 and $2,176 in 2011)	97,583	100,719
Deferred income taxes	864	4,796
Other current assets (includes restricted cash of $1,917 in 2012 and $1,180 in 2011)	21,997	14,562
Assets of discontinued operations	—	766

Total current assets	205,278	203,808
Property and equipment, net	66,169	54,159
Goodwill	369,137	580,229
Intangible assets, net	180,156	201,405
Deferred income taxes	171	—
Other non-current assets (includes restricted cash of $4,178 in 2012 and $2,989 in 2011)	16,300	18,642

Total assets	$837,211	$1,058,243

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$76,950	$4,900
Accounts payable	7,794	14,356
Accrued liabilities	38,291	33,878
Deferred income taxes	37	—
Deferred revenue	1,627	2,474

Total current liabilities	124,699	55,608
Long-term debt, net of current portion	376,968	478,133
Deferred income taxes	28,028	9,477
Other non-current liabilities	16,322	7,239

Total liabilities	546,017	550,457

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,163 issued and 27,659 outstanding at December 31, 2012; 28,707 issued and 27,203 outstanding at December 31, 2011	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	647,515	626,398
Accumulated other comprehensive loss	(1,655)	(3,781)
Accumulated deficit	(319,147)	(79,312)

Total stockholders' equity	291,194	507,786

Total liabilities and stockholders' equity	$837,211	$1,058,243

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Television	$245,961	$246,780	$222,894
Online	140,652	77,477	18,434

Total revenues	386,613	324,257	241,328

Cost of revenues (excluding depreciation and amortization):
Television	86,543	81,720	65,940
Online	50,735	24,721	7,290

Total cost of revenues	137,278	106,441	73,230

Operating expenses:
Sales and marketing	64,246	33,679	13,534
Research and development	23,612	19,142	10,601
General and administrative	53,248	42,831	32,620
Acquisition and integration	8,513	15,119	269
Depreciation and amortization	57,300	38,736	29,236
Goodwill impairment	219,593	—	—

Total operating expenses	426,512	149,507	86,260

Income (loss) from operations	(177,177)	68,309	81,838
Other expense:
Interest expense	31,329	14,915	7,350
Interest (income) and other expense, net	2,800	637	(221)

Income (loss) before income taxes	(211,306)	52,757	74,709
Provision for income taxes	27,449	26,220	29,407

Income (loss) from continuing operations	(238,755)	26,537	45,302
Discontinued operations:
Loss from discontinued operations	(1,080)	(2,053)	(3,733)

Net income (loss)	$(239,835)	$24,484	$41,569

Basic income (loss) per common share:
Continuing	$(8.69)	$0.96	$1.65
Discontinued	(0.04)	(0.07)	(0.13)

Total	$(8.73)	$0.89	$1.52

Diluted income (loss) per common share:
Continuing	$(8.69)	$0.95	$1.63
Discontinued	(0.04)	(0.07)	(0.13)

Total	$(8.73)	$0.88	$1.50

Weighted average common shares outstanding:
Basic	27,477	27,516	27,226
Diluted	27,477	27,760	27,570

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(239,835)	$24,484	$41,569
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income tax provision (benefit) of $74 and ($31), respectively	657	(284)	—
Unrealized gain (loss) on available for sale securities	(279)	275	—
Reclassification of unrealized loss on interest rate swaps, net of income tax benefit of $903	—	—	1,362
Foreign currency translation adjustment	1,748	(3,747)	36

Total other comprehensive income (loss)	2,126	(3,756)	1,398

Total comprehensive income (loss)	$(237,709)	$20,728	$42,967

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2009	24,045	$24	(56)	$(853)	$494,783	$(1,423)	$(145,365)	$347,166
Common stock issued in equity offering, net of costs	3,651	4	—	—	107,913	—	—	107,917
Common stock issued on exercise of stock options and warrants	753	1	—	—	7,817	—	—	7,818
Common stock issued in connection with Enliven earnout	41	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	5	—	—	—	128	—	—	128
Common stock issued on vesting of restricted stock	10	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,620)	—	—	(1,620)
Tax benefit from exercise of non-qualified stock options and vesting of restricted stock	—	—	—	—	879	—	—	879
Purchase of treasury stock	—	—	(601)	(13,148)	—	—	—	(13,148)
Share-based compensation	—	—	—	—	4,805	—	—	4,805
Other comprehensive income	—	—	—	—	—	1,398	—	1,398
Net income	—	—	—	—	—	—	41,569	41,569

Balance at December 31, 2010	28,579	29	(657)	(14,001)	614,705	(25)	(103,796)	496,912
Common stock issued on exercise of stock options	16		—	—	212	—	—	212
Common stock issued under employee stock purchase plan	6	—	—	—	180	—	—	180
Common stock issued on vesting of restricted stock	32	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock agreement, net of shares tendered to satisfy required tax withholding	74	—	—	—	(1,129)	—	—	(1,129)
Purchase of treasury stock	—	—	(847)	(21,547)	—	—	—	(21,547)
Share-based compensation	—	—	—	—	12,430	—	—	12,430
Other comprehensive loss	—	—	—	—	—	(3,756)	—	(3,756)
Net income	—	—	—	—	—	—	24,484	24,484

Balance at December 31, 2011	28,707	29	(1,504)	(35,548)	626,398	(3,781)	(79,312)	507,786
Common stock issued on exercise of stock options	38	—	—	—	269	—	—	269
Common stock issued under employee stock purchase plan	14	—	—	—	157	—	—	157
Common stock issued on vesting of restricted stock and restricted stock units	22	—	—	—	—	—	—	—
Common stock issued pursuant to restricted stock unit agreement, net of shares tendered to satisfy required tax withholding	25	—	—	—	(93)	—	—	(93)
Common stock issued in purchase of Peer 39	357	—	—	—	3,314	—	—	3,314
Share-based compensation	—	—	—	—	17,470	—	—	17,470
Other comprehensive income	—	—	—	—	—	2,126	—	2,126
Net loss	—	—	—	—	—	—	(239,835)	(239,835)

Balance at December 31, 2012	29,163	$29	(1,504)	$(35,548)	$647,515	$(1,655)	$(319,147)	$291,194

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(239,835)	$24,484	$41,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	219,593	—	—
Depreciation of property and equipment	27,609	18,580	17,404
Amortization of intangibles	29,691	20,699	12,588
Deferred income taxes	22,361	7,758	12,434
Provision for accounts receivable losses	3,202	1,471	3,160
Impairment and loss on sale of Springbox unit	1,000	1,800	5,866
Impairment of long-term investments	2,394	—	—
Share-based compensation	17,470	12,430	4,805
Excess tax benefits of share-based compensation	—	—	(1,112)
Other	501	(619)	(659)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	344	1,759	(13,571)
Other assets	(3,247)	(4,905)	3,162
Accounts payable and other liabilities	(4,085)	(6,950)	(532)
Deferred revenue	(852)	506	(756)

Net cash provided by operating activities	76,146	77,013	84,358

Cash flows from investing activities:
Purchases of property and equipment	(19,903)	(11,802)	(8,498)
Capitalized costs of developing software	(12,745)	(7,321)	(4,961)
Purchases of short-term investments	—	(9,148)	—
Proceeds from sale of short-term investments	10,350	2,860	—
Purchase of long-term investment	(1,517)	—	—
Acquisitions, net of cash acquired	(10,089)	(499,945)	(27,501)
Other	(2,211)	33	81

Net cash used in investing activities	(36,115)	(525,323)	(40,879)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	427	392	115,863
Purchases of treasury stock	—	(21,547)	(13,148)
Payment of tax withholding obligation in exchange for shares tendered	(93)	(1,129)	(1,620)
Excess tax benefits of share-based compensation	—	—	1,112
Proceeds from issuance of long-term debt	—	485,100	—
Payment of debt issuance costs	—	(12,019)	—
Repayments of long-term debt	(29,900)	(2,450)	(102,462)
Repayments of capital lease obligations	(497)	(431)	(3,721)

Net cash provided by (used in) financing activities	(30,063)	447,916	(3,976)

Effect of exchange rate changes on cash and cash equivalents	1,977	(440)	36
Net increase (decrease) in cash and cash equivalents	11,945	(834)	39,539
Cash and cash equivalents at beginning of year	72,575	73,409	33,870

Cash and cash equivalents at end of year	$84,520	$72,575	$73,409

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,169	$12,721	$4,958
Cash paid (received) for income taxes	$(1,749)	$26,231	$13,173
Non-cash financing and investing activities:
Non-cash component of purchase price to acquire businesses	$5,645	$—	$1,602
Landlord lease incentives	$5,599	$—	$1,162

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of our wholly-owned, and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of long-lived assets, the adequacy of our allowance for doubtful accounts and credit memo reserves, office closure exit costs, contingent consideration and income taxes. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        In the second half of 2010, we shortened the estimated remaining useful life of certain internally developed software assets from 13 months to six months. As a result, we recorded additional depreciation expense of $1.3 million during 2010, which reduced income from continuing operations, net income and diluted earnings per share by $0.7 million, $0.7 million and $0.03, respectively.

        In connection with our purchase of MediaMind, in October 2011 we made the decision to transition our Unicast customers over to the MediaMind platform and cease using the Unicast platform in mid-2012. As a result, effective October 1, 2011, we shortened the estimated remaining useful life of the Unicast capitalized software from 25 months to 9 months. During 2012 and 2011, we recorded

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

additional depreciation expense of $0.9 million and $0.5 million, respectively, which increased our loss / reduced income from continuing operations by $0.5 million and $0.3 million, net loss / income by $0.5 million and $0.3 million, and diluted loss / earnings per share by $0.02 and $0.01, respectively.

        In the fourth quarter of 2011, we reduced our estimate of Match Point's expected 2011 and 2012 revenues which reduced our estimated earnout obligation by $0.9 million. The impact increased 2011 income from continuing operations, net income and diluted earnings per share by $0.4 million, $0.4 million and $0.02, respectively. See Notes 3 and 8.

        In 2012, we reduced our estimated bonus for 2011 by approximately $1.1 million. The reduction was credited to general and administrative expense. The revised estimate reduced our 2012 loss from continuing operations, net loss and diluted loss per share by $0.6 million, $0.6 million and $0.02, respectively.

        In 2012, we recorded goodwill impairment charges totaling $219.6 million related to our online reporting unit. See Note 5.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States and Israel. As of December 31, 2012 and 2011, cash equivalents consisted primarily of U.S. and Israeli money market funds and overnight investments in U.S. and Israeli money market funds.

        Restricted cash is included in other current and non-current assets and relates principally to (i) funding of Israeli statutory employee compensation, (ii) required cash balances for foreign currency forward contracts and options and (iii) security deposits on leased property.

Short-Term Investments

        Short-term investments at December 31, 2012 and 2011 consisted of liquid investments (e.g., certificates of deposit and short-term bonds) with a remaining maturity of twelve months or less, and, with respect to certificates of deposit, an original maturity of more than three months.

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. Amortization of capital leases is included in depreciation expense. The estimated useful lives of our capital assets (excluding capital assets obtained in the purchase of a business) are principally as follows:

Category	Useful Life
Software	3 - 4 years
Computer equipment	4 years
Furniture and fixtures	5 years
Network equipment	5 years
Machinery and equipment	7 years

Long-Term Investments

        During 2012, we wrote-down the carrying value of two of our investments totaling $2.4 million. The loss is recorded in other expense.

Leases

        We lease certain properties under operating leases, generally for periods of 3 to 10 years. Some of our leases contain renewal options and escalating rent provisions. For leases that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the consolidated balance sheets.

Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life which is generally three years.

        Depreciation of capitalized software development costs for the years ended December 31, 2012, 2011 and 2010 was $8.5 million, $5.6 million and $7.5 million, respectively. The net book value of capitalized software development costs was $16.1 and $12.2 million as of December 31, 2012 and 2011, respectively.

Derivative Financial Instruments

        We enter into foreign currency forward contracts and options to hedge the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel ("NIS") and the U.S. Dollar. Portions of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging."

        ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in our balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

ASC Topic 820, "Fair Value Measurements and Disclosures." For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings (other income and expense) in the same period or periods during which the hedged transaction affects earnings.

        Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options. At December 31, 2012, we had $13.0 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.4 million ($0.5 million asset, net of a $0.1 million liability). The net asset is included in "other current assets" and is expected to be recognized in our results of operations in the next 12 months. As a result of our hedging activities, in 2012 we incurred a loss of $0.6 million of which $0.5 million is included in various operating expenses and $0.1 million is included in other expense. It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.6 million of cash in bank accounts with our counterparty.

        During a portion of 2010, we had interest rate swaps outstanding that were used to eliminate the variability in interest payment cash flows associated with variable interest rates. The swaps, in effect, converted variable rates of interest into fixed rates of interest. Certain of our swaps were designated and qualified for cash flow hedge accounting. The interest rate swaps were terminated in 2010 in connection with the retirement of all of our then outstanding debt.

Accumulated Other Comprehensive Loss

        Components of accumulated other comprehensive loss, net of tax, during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Unrealized Gain (Loss) on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Foreign Currency Translation	Interest Rate Swaps	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$—	$—	$(61)	$(1,362)	$(1,423)
Change during 2010	—	—	36	1,362	1,398

Balance at December 31, 2010	—	—	(25)	—	(25)
Change during 2011	(284)	275	(3,747)	—	(3,756)

Balance at December 31, 2011	(284)	275	(3,772)	—	(3,781)
Change during 2012	657	(279)	1,748	—	2,126

Balance at December 31, 2012	$373	$(4)	$(2,024)	$—	$(1,655)

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. Such events or circumstances may include a decline in our market capitalization below our total stockholders' equity, or significant underperformance of future operating results or other significant negative industry trends. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill. We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting unit's goodwill exceeds its implied fair value. During 2012 we recorded goodwill impairment losses totaling $219.6 million related to our online reporting unit. At December 31, 2012, the fair value of the television and SourceEcreative reporting units exceeded their carrying value by approximately 13% and 977%, respectively, and the fair value of our online reporting unit approximated its carrying value. See Note 5 for additional information.

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

  •
  significant declines in our stock price for a sustained period; and

  •
  whenever our market capitalization approaches or falls sufficiently below our total stockholders' equity.

        If we determine the carrying value of our long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting the risk inherent in the projected cash flows. In 2011 and 2010, we determined that our Springbox unit (which is classified as a discontinued operation) was impaired. We sold our Springbox unit in June 2012. See Note 10.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from 3 to 15 years. See Note 5.

Deferred Revenue

        Deferred revenue represents payments by customers for (i) subscriptions and membership services, (ii) progress billings and (iii) network access and maintenance fees, in advance of when the service is provided and the related revenue is recognized. Deferred revenue consists of the following (in thousands):

	December 31,
	2012	2011
Deferred subscription and membership fees	$1,400	$1,373
Progress billings not yet recognized as revenue	227	1,101

Total	$1,627	$2,474

Foreign Currency Translation and Measurement

        We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive loss in shareholders' equity. Gains or losses from measuring foreign currency transactions into the function currency are included in our statements of operations.

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

        Media production and duplication includes a variety of ancillary services, such as storage of client masters or other physical material. Revenue for these services is recognized ratably over the storage period. Revenue related to our other services is recognized on a per transaction basis after the service has been performed. If the service results in a tape or other deliverable, revenues are recognized when delivery has occurred, which is at the time the tape or other deliverable is delivered to a common carrier.

        Customers pay a fixed fee per month for our media asset management and broadcast verification services. Revenue for these services is recognized ratably over the service period.

Research and Development Expenses

        Research and development expenses mainly include costs associated with maintaining our technology platforms and are expensed as incurred.

Acquisition and Integration Expenses (Including Corporate Strategic Alternatives)

        Acquisition and integration expenses generally include expenses incurred in acquiring a business (e.g., investment banking fees, legal fees) and costs to integrate the acquired operations (e.g., severance pay, office closure costs). A summary of our acquisition and integration expenses is as follows (in thousands):

Description	2012	2011	2010
Investment banking fees	$—	$8,761	$—
Legal, accounting and due diligence fees	750	4,085	269
Severance	4,510	1,094	—
Integration costs	1,655	526	—
Corporate strategic alternatives	1,398	—	—
Other	200	653	—

Total	$8,513	$15,119	$269

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We recorded exit costs related to discontinuing certain activities and personnel. Below is a rollforward of exit costs from December 31, 2009 to December 31, 2012 (in millions):

Category	Balance at December 31, 2009	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2010	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2011	New Charges	Plus Interest Accretion and/or Less Cash Payments	Balance at December 31, 2012
Employee severance	$0.1	$—	$(0.1)	$—	$1.1	$(0.3)	$0.8	$4.5	$(5.0)	$0.3
Office closures	2.6	—	(1.0)	1.6	—	(0.3)	1.3	—	(0.9)	0.4
Unfavorable contract	0.5	—	—	0.5	—	(0.1)	0.4	—	0.1	0.5

Total	$3.2	$—	$(1.1)	$2.1	$1.1	$(0.7)	$2.5	$4.5	$(5.8)	$1.2

        Severance costs for 2012 amounted to $4.5 million; $3.0 million of which relates to the online segment and $1.5 million relates to the television segment. Costs incurred by the online segment resulted from consolidating the workforces of MediaMind, EyeWonder, and Unicast and eliminating redundancy. Severance costs incurred by the television segment relate to eliminating redundant workforce as we completed the integration of our MIJO and Matchpoint acquisitions, as well as ongoing cost containment efforts. As of December 31, 2012, our integration efforts were substantially complete. The office closures principally relate to our acquisition of Vyvx in 2008.

Share-based Payments

        From time to time the compensation committee of our board of directors authorizes the issuance of stock options, restricted stock and restricted stock units to our employees and directors. The committee approves grants only out of shares previously authorized by our stockholders. Share-based payments can also arise from acquisitions when we agree to assume the obligations of an acquired company, such as the case in our acquisition of MediaMind.

        We recognize compensation expense based on the estimated fair value of the share-based payments. The fair value of restricted stock and restricted stock units is based on the closing price of our common stock the day prior to the date of grant. The fair value of stock options is calculated using the Black Scholes option pricing model. Share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. We recognized $17.5 million, $12.4 million and $4.8 million in share-based compensation expense related to stock options, restricted stock and restricted stock units during the years ended December 31, 2012, 2011 and 2010, respectively. We recognized tax benefits of $0.0 million, $0.0 million and $0.9 million related to share-based awards during the years ended December 31, 2012, 2011 and 2010, respectively. See Note 12.

Income Taxes

        We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The tax balances and income tax expense

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

recognized by us are based on our interpretation of the tax statutes of multiple jurisdictions and judgment. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. See Note 9.

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

Recently Adopted and Recently Issued Accounting Guidance

  Adopted

        Effective January 1, 2012, we adopted ASU 2011-04 issued by the Financial Accounting Standards Board ("FASB"). ASU 2011-04 conforms existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

  Issued

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for us on January 1, 2013 and is to be applied retrospectively. The adoption of ASU 2011-11 is not expected to have a material impact on our consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for us on January 1, 2013. We do not expect the adoption of ASU 2012-02 will have a material impact on our consolidated financial statements.

Reclassifications

        Prior to 2012 we classified all share-based compensation in general and administrative expense. In 2012, we corrected this presentation by classifying share-based compensation in the operating expense line item where the respective employee's cash compensation was captured. As a result, we have reclassified our 2011 share-based compensation amounts to be consistent with the 2012 presentation.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

No reclassification in the 2010 period was necessary. Below are the financial statement line items where share-based compensation has been included for the years ended December 31, 2012, 2011 and 2010 (in thousands):

		2011
	2012	As Reported	As Adjusted	2010
Cost of revenues	$1,902	$—	$1,744	$—
Sales and marketing	3,443	—	2,130	—
Research and development	1,696	—	1,324	—
General and administrative	10,429	12,430	7,232	4,805

Total	$17,470	$12,430	$12,430	$4,805

3. Acquisitions

        Over the last three years, we acquired six businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community. We expect to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
North Country	July 31, 2012	$3.7	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash
MIJO	April 1, 2011	43.8	Cash
Match Point	October 1, 2010	27.7	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. Accordingly, the operating results for the periods presented are not entirely comparable due to these acquisitions and related costs. In each acquisition, the excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

Purchase of North Country

        On July 31, 2012, we acquired the assets and operations of privately-held North Country Media Group, Inc. ("North Country"), a market leader in the customization and distribution of direct response advertising, for $1.8 million in cash plus contingent consideration we valued at $1.9 million. The contingent consideration payment ranges from $0 to $1.9 million. Payment of the contingent consideration is dependent upon North Country meeting three separate future revenue targets through July 2014. North Country provides media advertising services to advertising agencies and advertisers participating in the direct response advertising industry and is part of our television segment.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $1.1 million to customer relationships, $0.2 million to trade name and $0.5 million to noncompetition agreements. The customer relationships, trade name and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 6 years and 5 years, respectively. The weighted average amortization period is 8.2 years. The goodwill and intangible assets created in the acquisition are deductible for tax purposes. The acquired assets include $0.4 million of gross receivables which we recognized at their estimated fair value of $0.4 million. For 2012, we recognized $1.4 million of revenue and $0.3 million of income before income taxes from North Country in our consolidated results of operations. The North Country purchase price allocation is final.

Purchase of Peer 39

        On April 30, 2012, we acquired Peer39, Inc. ("Peer 39"), a provider of webpage level data for approximately $15.7 million in cash, shares of our common stock and an installment payment. Peer 39, based in New York City, is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer 39 analyzes web pages in terms of quality, safety and brand category allowing advertisers to make better buying decisions. In connection with the transaction, we (i) paid $10.1 million in cash, (ii) issued 357,143 shares of our common stock and (iii) agreed to pay up to $2.3 million in an installment payment within one year of the acquisition. Peer 39's operating results are included in our online segment.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. In 2012 we finalized the Peer 39 purchase price allocation. The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 10 years, 6 years and 4 years, respectively. The weighted average amortization period is 7.1 years. Earlier, we had planned on making an election to treat the acquisition as an asset purchase for tax purposes; however, upon further analysis we did not make the election. Accordingly, the goodwill and intangible assets created in the acquisition are not deductible for income tax purposes. The acquired assets include $0.8 million of gross receivables which we recognized at their estimated fair value of $0.8 million. For 2012, we recognized $4.4 million of revenue and a $1.4 million loss before income taxes from Peer 39 in our consolidated results of operations.

Purchase of EyeWonder and Transfer Majority of Chors

        On September 1, 2011, we paid $61.0 million in cash to acquire all the equity interests of EyeWonder LLC ("EyeWonder") and chors GmbH (a German limited liability company "Chors") from Limelight Networks, Inc. ("Limelight"), a NASDAQ listed company. The $61.0 million purchase price excluded $5 million we held back to fund allowable transaction costs in the first year after the acquisition. Within one-year of the purchase date, we spent the entire $5 million fund on transaction costs we believe are allowable and therefore have not recognized any amount as a payable to the EyeWonder seller. As part of the EyeWonder purchase agreement, we agreed to collect receivables on behalf of the EyeWonder seller. At December 31, 2012, we had $2.8 million included in our receivables attributable to acquired balances and had an offsetting payable to the EyeWonder seller. See Note 6.

        On April 2, 2012, in consideration of $0.1 million, we transferred the majority of the assets, agreements and employees of Chors to 24/7 Real Media Deutschland GmbH ("24/7 Germany"), a

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm. In addition, 24/7 Germany agreed to refer or transition no less than $5.0 million worth of revenue (as defined) to us within one year of the closing. In the event the $5.0 million revenue commitment is not met, 24/7 Germany is required to pay us the shortfall up to a maximum of $2.0 million as a penalty. For the three months ended March 31, 2012, we reported $1.3 million of revenue and $0.3 million of income before income taxes from Chors. We did not report a significant gain or loss in connection with the transfer.

        EyeWonder is a leading provider of interactive digital advertising products and services, including online video and rich media solutions. EyeWonder is recognized globally for its technological expertise around targeting. The purchase price was paid from cash on hand. In connection with the acquisition, we incurred transaction costs of $1.9 million, which are included in acquisition and integration expense. EyeWonder's operating results are included in our online segment.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation was finalized during 2012. Substantially all of the goodwill and other intangible assets created in the acquisition are deductible for income tax purposes. We are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 12 years, 5 years, 3 years and 3-5 years, respectively. The acquired assets include $10.1 million of gross receivables, which we recognized at their estimated fair value of $10.1 million. For 2011, we recognized $12.4 million of revenue and a $0.9 million loss before income taxes from EyeWonder in our consolidated results of operations.

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

        MediaMind, with its principal office located in Herzeliya, Israel, is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers. MediaMind provides its customers with an integrated campaign management platform that helps advertisers and agencies manage their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. Using the campaign management platform, MediaMind's customers can plan, create, deliver, measure, track and optimize their digital media campaigns. MediaMind markets its services directly in the United States and through its subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Japan, China, Mexico and Brazil.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation was finalized during 2012.

        The goodwill and other intangible assets created in the acquisition are not deductible for income tax purposes. We are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 11 years, 10 years, 4 years and 5 years, respectively. The acquired assets included $32.7 million of gross receivables, which we recognized at their estimated fair value of

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

$32.3 million. For 2011, we recognized $45.2 million of revenue and a $2.5 million loss before income taxes from MediaMind in our consolidated results of operations.

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

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized over 15 years, 10 years, 6 years and 3-5 years, respectively. The goodwill and intangible assets created in the acquisition are deductible for income tax purposes. The acquired assets include $4.7 million of gross receivables which we recognized at their estimated fair value of $4.7 million. For 2011, we recognized $16.2 million of revenue and $2.5 million of income before income taxes from MIJO in our consolidated results of operations.

Purchase of Match Point

        On October 1, 2010, we acquired the assets and operations of privately-held Match Point Media LLC and its divisions, Treehouse Media Services, Inc. and Voltage Video, Inc. (collectively referred to as "Match Point"), a market leader in the customization and distribution of direct response advertising, for $26.7 million in cash, plus up to $3.0 million in contingent payments depending on Match Point's 2010 adjusted earnings, and its 2011 and 2012 adjusted revenues. The fair value of the contingent payments was estimated at $2.6 million as of the acquisition date. The contingent payments are based on three separate measurement criteria with a maximum payment of $1.0 million each. The 2010 adjusted earnings criterion was met, which resulted in our payment of $1.0 million during 2011. The 2011 adjusted revenue criterion was not met, which resulted in us reducing cost of revenues by $0.9 million at the end of 2011. At present, it appears the vast majority of the $1.0 million 2012 earnout payment will be met. See Note 8.

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

Category	North Country	Peer 39	EyeWonder	MediaMind	MIJO	Match Point
Current assets	$0.5	$2.4	$13.4	$139.0	$5.1	$2.8
Property and equipment	0.7	0.7	2.3	9.1	4.0	0.8
Other assets	—	0.5	1.6	12.7	—	—
Customer relationships	1.1	3.1	10.7	62.4	7.8	8.7
Trade names	0.2	0.2	1.8	10.0	1.8	1.7
Developed technology	—	1.8	1.3	14.3	2.6	—
Noncompetition agreements	0.5	1.0	2.2	7.6	4.6	3.8
Goodwill	0.8	7.2	43.4	292.1	19.5	11.5

Total assets acquired	3.8	16.9	76.7	547.2	45.4	29.3
Less deferred tax liabilities	—	—	(2.3)	(19.3)	—	—
Less other liabilities assumed	(0.1)	(1.2)	(13.4)	(28.6)	(1.6)	(1.6)

Net assets acquired	$3.7	$15.7	$61.0	$499.3	$43.8	$27.7

Pro Forma Information

        The following pro forma information presents our results of operations for the years ended December 31, 2012 and 2011 as if (i) the acquisitions of North Country, Peer 39, EyeWonder, MediaMind and MIJO and (ii) the disposition of the Chors assets, had occurred on January 1, 2011 (in thousands, except per share amounts). A table of actual amounts is provided for reference.

	As Reported Years Ended December 31,		Unaudited Pro Forma Years Ended December 31,
	2012	2011	2012	2011
Revenue	$386,613	$324,257	$388,655	$406,224
Income (loss) from continuing operations	(238,755)	26,537	(240,114)	6,417
Income (loss) per share—continuing operations:
Basic	$(8.69)	$0.96	$(8.70)	$0.23
Diluted	$(8.69)	$0.95	$(8.70)	$0.23

4. Property and Equipment

        Property and equipment were as follows (in thousands):

	December 31,
	2012	2011
Network equipment	$53,959	$44,262
Internally developed software costs	49,854	37,104
Machinery and equipment	18,431	17,755
Computer equipment	15,458	11,656
Leasehold improvements	14,452	5,666
Purchased software	9,742	9,290
Furniture and fixtures	4,898	3,199

	166,794	128,932
Less accumulated depreciation and amortization	(100,625)	(74,773)

	$66,169	$54,159

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets

  Goodwill

        We have three reporting units as shown in the table below and two reportable segments (television and online) as shown in Note 15. For segment reporting purposes, the SourceEcreative reporting unit is included in the television segment. Changes in the carrying value of our goodwill by reporting unit for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Video and Audio Content Distribution	Television	Online	SourceEcreative	Total
Balance at December 31, 2010:
Goodwill	$355,550	$—	$—	$1,998	$357,548
Accumulated impairment losses	(131,291)	—	—	—	(131,291)

	224,259	—	—	1,998	226,257

Reallocation of goodwill for change in segments	(224,259)	213,359	10,900	—	—
Purchase of MIJO	—	19,524	—	—	19,524
Purchase of MediaMind	—	—	292,117	—	292,117
Purchase of EyeWonder	—	—	43,437	—	43,437
Foreign currency translation	—	(1,106)	—	—	(1,106)

Balance at December 31, 2011:
Goodwill	—	363,068	346,454	1,998	711,520
Accumulated impairment losses	—	(131,291)	—	—	(131,291)

	—	231,777	346,454	1,998	580,229

Purchase of Peer 39	—	—	7,225	—	7,225
Purchase of North Country	—	823	—	—	823
Impairment loss	—	—	(219,593)	—	(219,593)
Foreign currency translation	—	453	—	—	453

Balance at December 31, 2012:
Goodwill	—	364,344	353,679	1,998	720,021
Accumulated impairment losses	—	(131,291)	(219,593)	—	(350,884)

	$—	$233,053	$134,086	$1,998	$369,137

  2012 Goodwill Impairment Loss

        We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the reporting unit's fair value is allocated to the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        We made two significant acquisitions in the third quarter of 2011 (MediaMind and EyeWonder) that created a significant amount of goodwill for our online reporting unit (see Note 3). In testing our goodwill for possible impairment at December 31, 2011, we determined that the fair values (using a variety of methods, including discounted cash flows) of our online reporting unit and our television reporting unit were 6% and 33%, respectively, in excess of their carrying values. Also, at December 31, 2011, our market capitalization was below our total stockholders' equity, and we noted if that circumstance continued for an extended period of time, it would likely result in us recording a goodwill impairment charge in the future. At each of March 31, 2012 and June 30, 2012, we continued to monitor our online reporting unit's goodwill and determined an interim goodwill impairment test was not required.

        During the third quarter of 2012, we determined that indicators of potential impairment existed for our online reporting unit requiring us to perform an interim goodwill impairment test. These indicators included (i) revenues and operating results sufficiently below our earlier forecasts which prompted us to revise our future forecasts, (ii) our market capitalization continuing to be valued well below the book value of our total stockholders' equity, and (iii) weaker market conditions and trends than expected.

        As a result, during the third quarter of 2012 we conducted an interim goodwill impairment test of our online reporting unit. We estimated the fair value of the online reporting unit using a weighting of fair values derived from an income approach and a market approach (both Level 3 fair value measurements). Under the income approach, we calculated the fair value of the online reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates including revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with the online business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly traded companies that have similar operating and investment characteristics as our online reporting unit.

        Upon estimating the fair value of our online reporting unit's goodwill, we determined it was less than its carrying value. As a result, we performed the second step of the impairment analysis and allocated the fair value of the online reporting unit to the estimated fair values of each of the assets and liabilities of the online reporting unit (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of the online reporting unit's goodwill was $208.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2012.

        At December 31, 2012, we performed our annual goodwill impairment test for all reporting units. At December 31, 2012, our estimated future cash flows for our online reporting unit decreased from those projected in the third quarter resulting in an additional goodwill impairment charge of $11.4 million. Testing of our television and SourceEcreative reporting units did not result in an impairment charge because the fair value exceeded the carrying value. At December 31, 2012, the fair values of our television and SourceEcreative reporting units exceeded their carrying values by 13% and

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

977%, respectively, while the fair value of our online reporting unit, after recording the impairment charge, approximated its carrying value. To the extent that actual operating results or future expected operating results fall sufficiently below our current forecasts, or other indicators of potential impairment exist, we may be required to record another goodwill impairment charge in the future. Future net cash flows are impacted by a variety of factors including revenues, our ability to achieve forecasted synergies from our acquisitions, operating margins, income tax rates, and discount rates.

  2002 Goodwill Impairment Loss

        In the first quarter of 2002, upon adoption of ASC Topic 350 Intangibles—Goodwill and other, originally issued as Financial Accounting Standards No. 142, we recorded a goodwill impairment charge of $131.3 million as the cumulative effect of a change in accounting principle. The impairment charge was recorded in what was known at the time as the services reporting unit, which was later reorganized and renamed as the television reporting unit. The television unit has not recorded any additional goodwill impairments since 2002.

  Intangible Assets

        Intangible assets were as follows at December 31, 2012 and 2011 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2012
Customer relationships	11.1	$197,517	$(63,436)	$134,081
Trade name	12.2	32,292	(12,897)	19,395
Developed technology	4.4	21,693	(7,987)	13,706
Noncompetition agreements	4.7	20,047	(7,073)	12,974

Total intangible assets	10.3	$271,549	$(91,393)	$180,156

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2011
Customer relationships	11.2	$193,298	$(45,894)	$147,404
Trade name	12.2	31,769	(9,835)	21,934
Developed technology	4.3	19,658	(3,060)	16,598
Noncompetition agreements	4.8	18,336	(2,867)	15,469

Total intangible assets	10.3	$263,061	$(61,656)	$201,405

        Intangible assets are initially stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for amortization expense, foreign currency translation gains or losses and any impairment losses recognized. Intangible assets are amortized using the straight-line method. Net intangible assets decreased during the year ended December 31, 2012 as a result of amortization expense, partially offset by our acquisitions of Peer 39 and North Country (see Note 3). Amortization expense related to intangible assets totaled $29.7 million, $20.3 million and $12.1 million

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

during the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization of our intangible assets as of December 31, 2012 is as follows (in thousands):

2013	$29,953
2014	29,021
2015	26,350
2016	20,642
2017	16,395
Thereafter	57,795

Total	$180,156

6. Other Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Employee compensation	$13,699	$13,341
Working capital adjustment due to EyeWonder seller	2,799	10,244
Taxes payable	7,192	1,738
Installment payment due to Peer 39 seller	2,331	—
Revenue earnouts (Notes 3 and 8)	2,430	469
Acquisition exit costs (office closures)	407	860
Other	9,433	7,226

Total	$38,291	$33,878

        Other non-current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred rent	$10,032	$549
Israeli statutory employee compensation	5,575	4,057
Revenue earnouts (Notes 3 and 8)	427	1,204
Other	288	1,429

Total	$16,322	$7,239

        Our deferred rent increased during 2012 principally due to entering into a 15-year office lease in New York City in late 2011. The lease provides for a 21 month "free rent" period, which began when we took possession of the space in June 2012, and the landlord contributing $5.6 million in leasehold improvements, which are being amortized over the term of the lease. We are recognizing rent on a straight-line basis over the term of the lease and, therefore, have accounted for the landlord contributions and the free rent as deferred rent.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt

        Long-term debt is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Term loans	$457,650	$487,550
Less unamortized discount	(3,732)	(4,517)
Revolving loans	—	—

Subtotal	453,918	483,033
Less current portion	(76,950)	(4,900)

Long-term portion	$376,968	$478,133

  Amended Credit Facility

        In July 2011, we entered into a credit agreement that provided for $490 million of term loans (the "Term Loans") and $120 million of revolving loans. In March 2013, we and our lenders amended the credit agreement to (i) increase the maximum allowable consolidated leverage ratio covenants, (ii) reduce the minimum fixed charge coverage ratio covenants, (iii) reduce the revolving loans to a maximum of $50 million (the "Revolving Loans"), (iv) increase the interest rate on our borrowings, (v) increase the scheduled quarterly principal payments, (vi) revise the mandatory excess cash flow ("ECF") principal payments, (vii) require an additional $50 million principal payment which was made in March 2013, and (viii) make certain other changes. The credit agreement, as amended in March 2013, is referred to herein as the "Amended Credit Facility." The description below reflects the March 2013 amendment. See Note 18.

        The Term Loans were fully funded at the July 2011 closing and the proceeds therefrom were used in the acquisition of MediaMind (see Note 3). The Term Loans were issued net of a 1.0% original issue discount, which increased our effective borrowing rate by 0.18%. The Term Loans mature in July 2018, bear interest at the greater of (i) LIBOR plus 6.0% or (ii) 7.25% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments as follows:

Fiscal Quarter Ending	Minimum Quarterly Principal Payment (in thousands)
March 31, 2013 and prior	$1,225
June 30, 2013	8,575
September 30, 2013	8,575
December 31, 2013	8,575
Each quarter thereafter	6,125

        Beginning in 2013, the Term Loans also require mandatory principal payments based on a percentage of our ECF (as defined in the Amended Credit Facility). The ECF principal payments are

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

reduced by scheduled and voluntary principal payments and fluctuate based on our consolidated leverage ratio (as defined in the Amended Credit Facility) as follows:

Consolidated Leverage Ratio	ECF Prepayment as a Percentage of Consolidated EBITDA (as defined)
Greater than 3.00	75%
2.25 to 3.00	50%
1.25 to 2.25	25%
Less than 1.25	0%

        In March 2012, we prepaid $25 million of our estimated 2013 ECF principal payment.

        The Revolving Loans mature in July 2016; bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At December 31, 2012, we had $46.6 million of funds available under the Revolving Loans (which reflects the March 2013 amendment and $3.4 million of outstanding letters of credit which reduce the amount of borrowings available under the Revolving Loans). Our ability to borrow funds under the Revolving Loans is subject to maintaining compliance with the financial covenants discussed below. Thus, depending upon (i) how much room we have under our financial covenants at the time of the borrowing and, potentially (ii) whether or not the purpose for the borrowing would impact our consolidated EBITDA (as would be the case if we were to acquire another business), our ability to borrow against the Revolving Loans may be limited. In connection with entering into the credit facility in July 2011, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.42%. At December 31, 2012, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 6.4% (which increased to 7.9% in connection with the March 2013 amendment).

        The Amended Credit Facility provides for future acquisitions and contains financial covenants pertaining to the maximum consolidated leverage ratio and the minimum fixed charge coverage ratio as follows:

Period	Maximum Allowable Consolidated Leverage Ratio	Minimum Consolidated Fixed Charge Coverage Ratio
March 8, 2013 to June 29, 2014	4.00 to 1.00	1.05 to 1.00
June 30, 2014 to June 29, 2015	3.50 to 1.00	1.10 to 1.00
June 30, 2015 and thereafter	3.25 to 1.00	1.10 to 1.00

        Our consolidated leverage ratio and consolidated fixed charge coverage ratio at December 31, 2012 were 3.38 to 1.00 and 3.30 to 1.00, respectively.

        The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility restricts the payment of cash dividends and limits acquisitions, capital expenditures, share redemptions and repurchases. There are no restrictions in our Amended Credit Facility with respect to transfers of cash or other assets from our subsidiaries to us. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

December 31, 2012, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility.

        As of December 31, 2012 (taken into account the March 2013 amendment), our scheduled and estimated excess cash flow principal payments required under our Amended Credit Facility for the next five years were as follows (in thousands):

	Principal Payments
Year	Scheduled	Estimated Excess Cash Flow	Total
2013	$76,950	$—	$76,950
2014	24,500	3,800	28,300
2015	24,500	7,500	32,000
2016	24,500	12,700	37,200
2017	24,500	—	24,500

  Prior Credit Facilities

        In May 2011, prior to entering into the Amended Credit Facility, we entered into a five-year, $150 million revolving credit facility with a group of lenders. Borrowings under that facility bore interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuated with the consolidated leverage ratio.

        During 2009 and into early 2010, we had a $185 million credit facility. Borrowings under that facility bore interest at the base rate or LIBOR, plus the applicable margin for each that fluctuated with the total leverage ratio. In April 2010, we repaid all of our outstanding debt and terminated our then outstanding interest rate swaps with proceeds from a public equity offering. In connection with our debt repayment and termination of this facility in August 2010, we wrote off $2.9 million of deferred loan fees to interest expense and reclassified $2.1 million of accumulated interest rate swap losses from accumulated other comprehensive loss (a balance sheet account) to interest expense.

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

8. Fair Value Measurements (Continued)

  Financial Assets and Liabilities Measured on a Recurring Basis

        We have classified our assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

        The tables below set forth by level, assets and liabilities that were accounted for at fair value as of December 31, 2012 and 2011. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at December 31, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$4,004	$—	$—	$4,004
Currency forward derivatives/options	(b)	—	445	—	445
Springbox revenue sharing	(b)(c)	—	—	768	768
Marketable equity securities	(c)	337	—	—	337

Total		$4,341	$445	$768	$5,554

Liabilities:
Revenue earnouts	(d)(e)	$—	$—	$2,857	$2,857

		Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,929	$—	$—	$35,929
Marketable equity securities	(c)	1,489	—	—	1,489

Total		$37,418	$—	$—	$37,418

Liabilities:
Currency forward derivatives	(d)	$—	$532	$—	$532
Revenue earnouts	(d)(e)	—	—	1,673	1,673

Total		$—	$532	$1,673	$2,205

(a)
Included in cash and cash equivalents.

(b)
Included in other current assets.

(c)
Included in other non-current assets.

(d)
Included in accrued liabilities.

(e)
Included in other non-current liabilities.

        The fair value of our money market funds and marketable equity securities were determined based upon quoted market prices. Our marketable equity securities relate to a single issuer that had an

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements (Continued)

original cost basis of $1.2 million. During 2012 we determined the decline in value was other than temporary and, as a result, we recorded an impairment charge of $0.9 million. The currency forwards and currency forwards/options are derivative instruments whose value is based upon quoted market prices from various market participants.

        As permitted in the EyeWonder purchase agreement, we held back $5 million of the purchase price to fund certain transaction costs for a one-year period. To the extent the $5 million fund was not spent on allowable transaction costs within one year of the purchase date (September 1, 2011), we were required to remit the balance to the EyeWonder seller. As of September 1, 2012, we spent the entire fund on transaction costs we believe are allowable and therefore have not recognized any amount as a payable to the EyeWonder seller.

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

Springbox Revenue Sharing
Balance at December 31, 2011	$—
Additions	768
Change in fair value recognized in earnings	—

Balance at December 31, 2012	$768

        In connection with an acquisition of a business, we sometimes include a contingent consideration component of the purchase price based on future revenues. We estimate future revenues based on historical revenues and certain other factors. Each reporting period, we update our estimate of the future revenues of each earnout party and the corresponding earnout levels achieved, discounted to their present values. The change in fair value is recorded in cost of revenues in the accompanying consolidated statements of operations. The following table provides a reconciliation of changes in the fair value of our Level 3 liabilities (in thousands):

	Revenue Earnouts
	2012	2011	2010
Balance at beginning of period	$1,673	$1,602	$—
Additions	1,855	939	2,602
Payments	—	—	(1,000)
Change in fair value recognized in earnings	(671)	(868)	—

Balance at end of period	$2,857	$1,673	$1,602

        The fair value of our debt (see Note 7) at December 31, 2012 was approximately $452.2 million based on the average trading price (a Level 1 fair value measurement).

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements (Continued)

  Short-Term Investments

        We had the following investments at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Certificates of deposit	$314	$8,382
Short-term bonds	—	2,008

Total	$314	$10,390

        Our certificates of deposit were held in banks located in Israel. The certificates of deposit and short-term bonds were considered held-to-maturity securities as we had the ability and intent to hold them to maturity. They are carried at amortized cost which approximates fair value.

  Financial Assets and Liabilities Measured on a Nonrecurring Basis

        Except for the impairments of our online reporting unit's goodwill during 2012 (a Level 3 fair value measurement), we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis. See Note 5.

9. Income Taxes

        The components of income (loss) before income taxes were as follows (in thousands):

	2012	2011	2010
United States	$(218,049)	$47,874	$73,130
Foreign	6,743	4,883	1,579

Total	$(211,306)	$52,757	$74,709

        Components of the provision for income taxes were as follows (in thousands):

	2012	2011	2010
Current:
U.S. federal	$(390)	$11,028	$11,852
State	1,343	5,891	2,593
Foreign	6,129	2,312	39

Total current	7,082	19,231	14,484

Deferred:
U.S. federal	20,339	7,573	15,380
State	400	(264)	(457)
Foreign	(372)	(320)	—

Total deferred	20,367	6,989	14,923

Provision for income taxes	$27,449	$26,220	$29,407

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Components of net deferred tax liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accounts receivable allowances	$654	$800
Unearned revenue	—	873
Accrued liabilities not yet deductible	4,515	3,436
Federal and State net operating loss ("NOL") carryforwards	37,252	45,483
Tax credit carryforwards	833	167
Stock-based compensation	4,221	1,971
Other	1,355	1,109

Total deferred tax assets	48,830	53,839
Less valuation allowance	(27,897)	(667)

Deferred tax assets after valuation allowance	20,933	53,172
Deferred tax liabilities:
Purchased intangibles	(37,658)	(44,548)
Property and equipment	(9,014)	(11,680)
Other	(1,291)	(1,625)

Total deferred tax liabilities	(47,963)	(57,853)

Net deferred tax liabilities	$(27,030)	$(4,681)

        Reconciliation to consolidated balance sheet (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Current	$864	$4,796
Noncurrent	171	—
Deferred tax liabilities:
Current	(37)	—
Noncurrent	(28,028)	(9,477)

Net deferred tax liabilities	$(27,030)	$(4,681)

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2012	2011	2010
Federal statutory tax rate	35%	35%	35%
Expected tax (benefit) expense	$(73,957)	$18,465	$26,148
State and foreign income taxes, net of federal (expense) benefit	(1,312)	2,955	1,637
Non-deductible compensation	3,969	2,830	1,977
Non-deductible business combination transaction costs	202	1,998	—
Non-deductible goodwill impairment charges	67,418	—	—
Dividend	4,484	—	—
Tax credits	(3,025)	—	—
Change in valuation allowance	27,230	—	(876)
Change in uncertain tax positions	3,582	—	—
Other	(1,142)	(28)	521

Provision for income taxes	$27,449	$26,220	$29,407

        As of December 31, 2012, we had NOL carryforwards with a tax-effected carrying value of approximately $32.3 million and $4.9 million for federal and state purposes, respectively. Our federal NOLs will expire on various dates ranging from 2013 to 2031. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382 of the Internal Revenue Code. Expected future limitations are as follows (in thousands, amounts shown are not tax effected):

Years	Limitation
2013	$11,035
2014	7,238
2015	7,238
2016	7,238
2017	6,571
2018	6,349
2019	6,200
2020	5,324
2021 - 2031 (in total)	34,988

        We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. We also gave specific consideration to the goodwill impairment charges recorded during the third and fourth quarters of 2012. (see Note 5). Given the significance of the goodwill impairment charges which cause our three year cumulative results of operations to be a loss, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

than not. As such, we established a valuation allowance of approximately $27.2 million at December 31, 2012. We will reassess the valuation allowance quarterly, and if future events or sufficient evidence exists to suggest such amounts are more likely than not to be realized, a tax benefit will be recorded to adjust the valuation allowance.

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During 2012, we recognized a liability for uncertain tax positions in the amount of $3.6 million related to state and Israeli income tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the year ended December 31, 2012, we recognized $0.4 million of interest or penalties related to uncertain tax positions in our financial statements.

        The change in unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$100	$—	$—
Additions for tax positions related to the current year	—	100	—
Additions for tax positions related to prior years	3,697	—	—

Balance at end of year	$3,797	$100	$—

        The majority of our unrecognized tax benefit, if recognized, would affect our overall effective tax rate.

        We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2009 through 2011 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2007 through 2011, and 2006 through 2011, respectively. We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.

        As of December 31, 2012, the aggregate undistributed earnings of our non-U.S. subsidiaries subject to indefinite reinvestment totaled $2.4 million. Should we make a distribution in the form of dividends or otherwise, we may be subject to additional income taxes. Excluding our operations in Canada, the unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is estimated to be $0.1 million as of December 31, 2012. This assumes we are able to recognize the benefits of a foreign tax credit upon remittance of the foreign earnings and does not contemplate the effect of those earnings on the valuation allowance.

10. Discontinued Operations

        During 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit since it was not deemed to be part of our core business going forward. As a result, the Springbox assets and operating results have been reclassified to discontinued operations in the accompanying consolidated balance sheets and statements of operations.

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

        Operating results of discontinued operations for the five months ended May 31, 2012, and the years ended December 31, 2011 and 2010, are as follows (in thousands):

		Years Ended December 31,
	Five Months Ended May 31, 2012
		2011	2010
Revenues	$1,585	$4,523	$6,200
Cost of revenues	1,677	4,370	4,933
Depreciation and amortization	—	374	756
Impairment of intangible assets	—	1,800	5,866
Other operating expenses	708	1,400	867

Loss before income taxes	(800)	(3,421)	(6,222)
Benefit for income taxes	320	1,368	2,489

Loss from discontinued operations	(480)	(2,053)	(3,733)
Loss on sale of discontinued operations, net of tax	(600)	—	—

Loss from discontinued operations	$(1,080)	$(2,053)	$(3,733)

        During 2010 our Springbox unit performed below our expectations primarily due to customer losses. As a result, in the fourth quarter we conducted an impairment analysis of its long-lived assets using a discounted cash flow model (Level 3 measurement) and determined they were not fully recoverable. Substantially all of Springbox's long-lived assets consisted of intangible assets (customer relationships and trade name). We estimated the fair value of Springbox's assets and determined an

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Discontinued Operations (Continued)

impairment charge of $5.9 million was necessary. During 2011, Springbox's operating results deteriorated further and in the fourth quarter we again conducted an impairment analysis of its long-lived assets and determined an impairment charge of $1.8 million was necessary. We used a market approach in estimating the fair value (a level 3 fair value measurement).

11. Employee Benefit Plan

        We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum (in 2012, $17,000 for employees under age 50, $22,500 for employees over age 49). Except for the period from April 2009 to March 2010, we match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. During 2012, 2011 and 2010, we made matching contributions of approximately $653,000, $570,000 and $358,000, respectively.

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

        In addition, awards granted under the 2011 Plan upon the assumption of, or in substitution for, outstanding equity awards previously granted by an entity in connection with a corporate transaction, such as an acquisition or combination (substitute awards), will not reduce the shares authorized for grant under the 2011 Plan. Further, in the event that a company acquired by us has shares available under a pre-existing plan approved by stockholders and not adopted in contemplation of such acquisition or combination, the shares available for grant may be used for awards under the 2011 Plan and will not reduce the shares authorized for grant under the 2011 Plan, but such awards will only be made to individuals who were not employed by or providing services to us immediately prior to such acquisition or combination.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

        Stock awards are generally determined by the compensation committee of our board of directors (the "Committee"). Generally, the terms of the awards, including the number of shares of common stock subject to the award and the vesting schedule, are determined by the Committee. Awards to non-executive personnel may be delegated to subcommittees of our directors and/or our officers. The exercise price of stock options shall not be less than the fair value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over four years, and are recognized on a straight-line basis over the vesting term. At December 31, 2012, there were a total of 1,093,024 shares of common stock available for future grant under the 2011 Plan.

  Stock Options

        A summary of our stock option activity for 2012 is presented below:

	2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,484,844	$17.79
Granted	235,000	10.06
Exercised	(38,005)	7.09
Forfeited	(386,871)	16.77
Expired	(114,732)	19.84

Outstanding at end of year	2,180,236	$17.13

Exercisable at end of year (vested)	1,482,505	$16.92

        The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $12.49	575,697	5.71	$8.41	338,478	$7.65
$12.50 - $14.99	522,206	3.95	14.15	497,206	14.14
$15.00 - $24.99	827,111	7.61	20.41	466,465	20.57
$25.00 - $34.99	153,105	6.96	28.37	108,248	28.20
$35.00 - $100.00	102,117	6.57	38.05	72,108	39.11

	2,180,236	6.14	$17.13	1,482,505	$16.92

        Options granted (excluding MediaMind replacement options issued in 2011) had a weighted average grant-date fair value per share of $5.68, $11.03 and $14.78 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average remaining contractual life of vested stock options at December 31, 2012 was 5.2 years.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

        Options exercised had an intrinsic value of $0.1 million, $0.3 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our practice has been to issue new shares (as opposed to treasury shares) upon exercise of stock options.

        The intrinsic value of options outstanding at December 31, 2012 was approximately $1.6 million. The intrinsic value of options exercisable at December 31, 2012 was approximately $1.2 million.

        Unrecognized compensation costs related to unvested options, restricted stock and restricted stock units was $23.7 million at December 31, 2012. These costs are expected to be recognized over the weighted average remaining vesting period of 2.3 years.

        The fair value of each option was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2012	2011	2010
Number of options granted	235,000	226,341	358,000
Weighted average exercise price of options granted	$10.06	$20.45	$26.09
Volatility(1)	60%	60%	58%
Risk free interest rate(2)	1.4%	1.7%	2.3%
Expected term (years)(3)	6.3	6.3	6.3
Expected annual dividends	None	None	None

(1)
Expected volatility is based on the historical volatility of our stock over a preceding period commensurate with the expected term of the award.

(2)
The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the option.

(3)
We use historical data to estimate the expected term of the awards.

  Restricted Stock

        We award restricted stock to certain executive officers and non-employee directors from time to time. The awards vest over periods ranging from one to three years. The total fair value of the awards granted during 2012, 2011 and 2010 was $0.0 million, $0.4 million and $0.5 million, respectively. During 2012, 2011 and 2010, we recognized $0.1 million, $1.8 million and $2.4 million in stock compensation expense related to restricted stock, respectively. The grant date fair value of restricted stock that vested during 2012, 2011 and 2010 was $0.1 million, $2.8 million and $2.1 million, respectively. During 2012, restricted stock with a grant date fair value of less than $0.1 million was forfeited.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

        A summary of our restricted stock activity for 2012 is presented below:

	2012
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	6,668	$26.12
Granted	—	—
Forfeited	(1,334)	19.07
Vested	(5,334)	27.88

Nonvested shares at end of year	—	$—

  Restricted Stock Units

        In 2011, we began awarding RSUs to certain executive officers, employees and non-employee directors from time to time. During 2012 and 2011, we awarded 1,590,567 and 149,340 RSUs, respectively. The awards vest over periods ranging from one to three years, and at December 31, 2012 had a weighted average remaining vesting period of 2.5 years. At December 31, 2012, the intrinsic value of outstanding RSUs was $18.6 million (includes 284,674 vested RSU shares, or $3.1 million, that have not been issued). The total fair value of the awards granted during 2012 and 2011 was $20.0 million and $4.9 million, respectively. During 2012 and 2011, we recognized $7.9 million and $2.4 million in stock compensation expense related to the RSUs, respectively. The grant date fair value of the RSUs that vested during 2012 and 2011 was $5.5 million and $0.0 million, respectively. As of December 31, 2012, 35,000 of the RSUs had been forfeited.

        A summary of our RSU activity for 2012 is presented below:

	2012
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	149,340	$32.83
Granted	1,590,567	12.60
Forfeited	(35,000)	9.20
Vested and not yet issued	(284,674)	19.19

Nonvested shares at end of year	1,420,233	$13.49

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock Plans (Continued)

  Warrants

        We issued warrants to purchase common stock in connection with certain mergers and common stock offerings. A summary of our warrant activity for 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	1,898	$474.24	688,170	$11.68
Exercised	—	—	—	—	(678,187)	10.09
Cancelled	—	—	(1,898)	474.24	(8,085)	36.36

Outstanding at end of year	—	$—	—	$—	1,898	$474.24

  Stock Repurchase Program

        On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. The authorization was increased to a total of $80 million in April 2011. The stock repurchase program has no expiration date. Through December 31, 2012, we had made share repurchases totaling $34.7 million leaving $45.3 million available for future share repurchases. However, our Amended Credit Facility limits share redemptions and repurchases. Prior to 2010, we purchased $0.9 million of our common stock under a previous share repurchase program.

13. Commitments and Contingencies

  Litigation

        We are involved in a variety of legal actions arising from the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material effect on our consolidated financial statements. We maintain various insurance policies to protect our interests from certain legal and other claims.

        During 2012, we were awarded $3.5 million in damages in binding arbitration against a former employee for violation of a non-competition agreement. We do not expect to recognize the award in our financial statements until such time as collection is reasonably assured.

  Leases

        We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to ten years and usually contain one or more renewal options. The table below

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

summarizes our lease obligations for office and storage facilities, including amounts for escalating operating lease rental payments, at December 31, 2012 (in thousands):

Period	Lease Obligations
2013	$10,600
2014	12,564
2015	12,744
2016	11,667
2017	9,068
Thereafter	65,996

Total	$122,639

        Rent expense, net of sublease rentals, totaled $14.9 million, $9.2 million and $6.2 million in 2012, 2011 and 2010, respectively. Sublease rentals were approximately $0.3 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively.

14. Earnings (Loss) per Share:

        In calculating earnings (loss) per common share, we allocate our earnings (loss) between common shareholders and holders of unvested share-based payment awards (i.e. restricted stock) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

        Under the two-class method, earnings (loss) are allocated between common stock and participating securities (restricted stock) as if all of the net earnings (loss) for the period had been distributed. Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Earnings (Loss) per Share: (Continued)

options and RSUs. The following table reconciles earnings (loss) per common share for 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Income (loss) from continuing operations	$(238,755)	$26,537	$45,302
Less net income (loss) allocated to participating unvested share awards	—	(79)	(338)

Income (loss) from continuing operations attributable to common shares	$(238,755)	$26,458	$44,964

Weighted average common shares outstanding—basic	27,477	27,516	27,226
Dilutive stock options, RSUs and warrants	—	244	344

Weighted average common shares outstanding—dilutive	27,477	27,760	27,570

Basic net income (loss) per common share:
Continuing	$(8.69)	$0.96	$1.65
Discontinued	(0.04)	(0.07)	(0.13)

Total	$(8.73)	$0.89	$1.52

Diluted net income (loss) per common share:
Continuing	$(8.69)	$0.95	$1.63
Discontinued	(0.04)	(0.07)	(0.13)

Total	$(8.73)	$0.88	$1.50

Antidilutive securities not included:
Stock options, warrants and RSUs	2,716	1,818	556

15. Segment Information

        Our two reportable segments consist of television and online. The television segment revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The online segment revenues are principally derived from online advertising and related services. We use Segment Adjusted EBITDA before corporate overhead as our measure of segment profit. Segment Adjusted EBITDA before corporate overhead reflects income from operations before corporate overhead, acquisition and integration expenses, share-based compensation expense, depreciation and

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Segment Information (Continued)

amortization, and goodwill impairment charges. We do not disclose assets by reportable segment since some of our assets are commingled. Our reportable segments are as follows (in thousands):

	2012
	Television	Online	Consolidated
Revenues	$245,961	$140,652	$386,613
Segment Adjusted EBITDA before corporate overhead	129,645	22,642	152,287
Less corporate overhead			(26,588)

Adjusted EBITDA			125,699
Less:
Acquisition and integration			(8,513)
Share-based compensation			(17,470)
Depreciation and amortization			(57,300)
Goodwill impairment			(219,593)

Loss from operations			$(177,177)

	2011
	Television	Online	Consolidated
Revenues	$246,780	$77,477	$324,257
Segment Adjusted EBITDA before corporate overhead	138,299	15,043	153,342
Less corporate overhead			(18,748)

Adjusted EBITDA			134,594
Less:
Acquisition and integration			(15,119)
Share-based compensation			(12,430)
Depreciation and amortization			(38,736)

Income from operations			$68,309

	2010
	Television	Online	Consolidated
Revenues	$222,894	$18,434	$241,328
Segment Adjusted EBITDA before corporate overhead	133,398	1,338	134,736
Less corporate overhead			(18,588)

Adjusted EBITDA			116,148
Less:
Acquisition and integration			(269)
Share-based compensation			(4,805)
Depreciation and amortization			(29,236)

Income from operations			$81,838

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographical Information

        Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	2012	2011	2010
Revenues:
United States	$282,762	$263,956	$236,959
North America (excluding U.S.)	23,738	17,021	—
Europe, Middle East and Africa	51,507	29,716	3,770
Asia Pacific	21,677	9,318	434
Latin America	6,929	4,246	165

Total	$386,613	$324,257	$241,328

        The vast majority of our property and equipment is located in the United States.

        In 2012, about 27% of our consolidated revenue was attributable to foreign jurisdictions.

17. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$92,849	$96,336	$93,818	$103,610
Gross profit	59,869	60,955	59,121	69,390
Acquisition and integration	1,470	2,707	1,379	2,957
Goodwill impairment(a)	—	—	208,166	11,427
Income (loss) from continuing operations	1,279	518	(219,727)	(20,825)
Loss from discontinued operations	(291)	(789)	—	—

Net income (loss)	$988	$(271)	$(219,727)	$(20,825)

Basic income (loss) per share
Continuing	$0.05	$0.02	$(7.96)	$(0.75)
Discontinued	(0.01)	(0.03)	—	—

Total	$0.04	$(0.01)	$(7.96)	$(0.75)

Diluted income (loss) per share
Continuing	$0.05	$0.02	$(7.96)	$(0.75)
Discontinued	(0.01)	(0.03)	—	—

Total	$0.04	$(0.01)	$(7.96)	$(0.75)

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Unaudited Quarterly Financial Information (in thousands, except per share amounts) (Continued)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$63,510	$67,852	$84,594	$108,301
Gross profit(b)	41,996	44,917	56,302	76,345
Acquisition and integration	10	3,195	10,571	1,343
Income (loss) from continuing operations	12,888	10,498	(2,697)	5,848
Loss from discontinued operations(c)	(209)	(285)	(134)	(1,425)

Net income (loss)	$12,679	$10,213	$(2,831)	$4,423

Basic income (loss) per share
Continuing	$0.46	$0.38	$(0.10)	$0.21
Discontinued	(0.01)	(0.01)	—	(0.05)

Total	$0.45	$0.37	$(0.10)	$0.16

Diluted income (loss) per share
Continuing	$0.46	$0.38	$(0.10)	$0.21
Discontinued	(0.01)	(0.01)	—	(0.05)

Total	$0.45	$0.37	$(0.10)	$0.16

(a)
In the third and fourth quarter of 2012 we recorded goodwill impairment charges related to our online reporting unit. See Note 5. In addition, we recorded a valuation allowance against our deferred tax assets. See Note 9.

(b)
The fourth quarter of 2011 includes a $0.9 million credit for the reversal of an earnout liability related to Match Point.

(c)
The fourth quarter of 2011 includes a charge of $1.8 million relating to the impairment of our Springbox unit. See Note 10.

        The comparability of the above quarterly results is impacted by acquisitions. In 2012, we acquired Peer 39 (April) and North Country (July). In 2011, we acquired MIJO (April), MediaMind (July) and EyeWonder (September). See Note 3.

18. Subsequent Event—Amendment to Credit Facility

        Effective March 8, 2013, we and our lenders amended our credit facility. The credit facility as amended is referred to herein as the "Amended Credit Facility." The Amended Credit Facility provides that the maximum consolidated total leverage ratio (as defined in the Amended Credit Facility) and the

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Event—Amendment to Credit Facility (Continued)

minimum fixed charge coverage ratio (as defined in the Amended Credit Facility) shall be modified as follows:

Period	Maximum Allowable Consolidated Leverage Ratio	Minimum Consolidated Fixed Charge Coverage Ratio
March 8, 2013 to June 29, 2014	4.00 to 1.00	1.05 to 1.00
June 30, 2014 to June 29, 2015	3.50 to 1.00	1.10 to 1.00
June 30, 2015 and thereafter	3.25 to 1.00	1.10 to 1.00

        We reduced the maximum amount that may be borrowed under the Revolving Loans from $120 million to $50 million, and increased the pricing for borrowings under the Revolving Loans by 1.0% over the previous pricing based on LIBOR. Pricing for the Term Loans was increased from 4.50% to 6.00% over a LIBOR floor of 1.25%. The Amended Credit Facility provides for (i) scheduled quarterly principal payments and (ii) excess cash flow ("ECF") (as defined in the Amended Credit Facility) principal payments. The scheduled quarterly principal payments are as follows:

Fiscal Quarter Ending	Minimum Quarterly Principal Payment (in thousands)
March 31, 2013	$1,225
June 30, 2013	8,575
September 30, 2013	8,575
December 31, 2013	8,575
Each quarter thereafter	6,125

        The ECF principal payments are reduced by scheduled and voluntary principal payments and fluctuate based on our consolidated leverage ratio as follows:

Consolidated Leverage Ratio	ECF Prepayment as a Percentage of Consolidated EBITDA (as defined)
Greater than 3.00	75%
2.25 to 3.00	50%
1.25 to 2.25	25%
Less than 1.25	0%

        Other terms of the amendment included reductions in the permitted acquisition basket and the permitted corporate basket (a general basket for investments and restricted payments), and limits our annual capital expenditures to $30 million per year. In connection with the amendment, we made a $50 million principal payment (which shall not be considered an optional prepayment or reduce our ECF principal payments), and paid consent and arrangement fees of approximately $2.6 million.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Additions Charged to Operations	Acquired	Write-offs (net)	Balance at End of Year
Allowance for Accounts Receivable Losses
Year Ended:
December 31, 2012	$2,176	$1,155	$—	$(832)	$2,499
December 31, 2011	2,503	95	658	(1,080)	2,176
December 31, 2010	2,116	388	224	(225)	2,503

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(a)	Certificate of Incorporation of Registrant.

3.2	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.

3.3	(b)	Certificate of Amendment to the Certificate of Incorporation of Registrant.

3.4	(j)	Certificate of Amendment to the Certificate of Incorporation of Registrant.

3.5	(c)	Bylaws of Registrant, as amended to date.

3.6	(m)	Certificate of Designations of Series A Junior Participating Preferred Stock of Digital Generation, Inc., as amended to date.

4.1	(d)	Form of Common Stock Certificate.

4.2	(m)	Rights Agreement dated September 5, 2012 between Digital Generation, Inc. and Computershare Shareowner Services LLC as Rights Agent.

10.1	(d)	1992 Stock Option Plan (as amended) and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.*

10.2	(s)	Form of Directors' and Officers' Indemnity Agreement.

10.3	(d)	1995 Director Option Plan and form of Incentive Stock Option Agreement thereto.*

10.4	(d)	Form of Restricted Stock Agreement.*

10.5	(e)	Employment Agreement, dated December 30, 2008, between DG FastChannel, Inc. and Omar A. Choucair, Chief Financial Officer.*

10.6	(n)	Employment Agreement, effective as of January 1, 2012, between Digital Generation, Inc. and Neil Nguyen.*

10.7	(i)	2006 Long-Term Stock Incentive Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, between DG FastChannel, Inc. and Neil Nguyen.*

10.8	(n)	Employment Agreement, effective as of January 1, 2012, between Digital Generation, Inc. and Scott K. Ginsburg.*

10.9	(i)	2006 Long-Term Stock Incentive Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, between DG FastChannel, Inc. and Scott K. Ginsburg.*

10.10	(f)	Form of DG FastChannel, Inc. 2006 Employee Stock Purchase Plan.*

10.11	(h)	Amended and Restated 2006 Long-Term Stock Incentive Plan.*

10.12	(k)	Digital Generation, Inc. Incentive Award Plan.*

10.13	(k)	Digital Generation, Inc. 2011 Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.*

10.14	(k)	Digital Generation, Inc. 2011 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*

10.15	(o)	First Amendment to the Digital Generation, Inc. 2011 Incentive Award Plan.*

10.16	(k)	Digital Generation, Inc. 2006 Long-Term Stock Incentive Plan Form of Stock Option Agreement—Israeli Grantees.*

10.17	(g)	Amended and Restated Credit Agreement among DG FastChannel, Inc., JPMorgan Chase Bank, N.A., as administrative agent, guarantors and lenders dated July 26, 2011.

10.18	(q)	Omnibus Amendment No. 1 to Amended and Restated Credit Agreement among Digital Generation, Inc., JP Morgan Chase Bank, N.A., as administrative agent, guarantors and lenders dated March 8, 2013.

Exhibit Number		Exhibit Title

10.19	(p)	Employment Transition and Consulting Agreement, effective as of February 27, 2012, between Digital Generation, Inc. and Omar Choucair.*

10.19.1	(l)	Amended and Restated Employment Transition and Consulting Agreement between Digital Generation, Inc. and Omar A. Choucair.*

10.20	(n)	Amendment to Employment Agreement, effective as of March 29, 2012, between Digital Generation, Inc. and Scott K. Ginsburg.*

10.21	(n)	Amendment to Employment Agreement, effective as of March 29, 2012, between Digital Generation, Inc. and Neil Nguyen.*

10.22	(n)	Employment Agreement, dated April 30, 2012, between Digital Generation, Inc. and Andy Ellenthal.*

10.23	(n)	Employment Agreement, dated August 20, 2012, between Digital Generation, Inc. and Sean Markowitz.*

10.24	(n)	Employment Agreement, dated November 6, 2012, between Digital Generation, Inc. and Craig Holmes.*

10.25	**	Amendment to Employment Agreement, effective as of January 24, 2013, between Digital Generation, Inc. and Scott K. Ginsburg.*

10.26	**	Amendment to Employment Agreement, effective as of January 24, 2013, between Digital Generation, Inc. and Neil Nguyen.*

10.27	**	Amendment to Employment Agreement, effective as of January 24, 2013, between Digital Generation, Inc. and Andy Ellenthal.*

10.28	**	Amendment to Employment Agreement, effective as of January 24, 2013, between Digital Generation, Inc. and Sean Markowitz.*

10.29	**	Amendment to Employment Agreement, effective as of January 24, 2013, between Digital Generation, Inc. and Craig Holmes.*

10.30	**	Form of Amendment to Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement.*

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	**	Section 1350 Certifications.

99.1	(r)	Agreement dated January 16, 2013 between Digital Generation, Inc. and certain stockholders.

101		The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statement of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements.

(a)
Incorporated by reference to exhibit bearing the same title filed with the Registrant's Annual Report on Form 10-K filed March 27, 2003.

(b)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 14, 2006.

(c)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed October 10, 2010.

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

(l)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed June 6, 2012.

(m)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed September 6, 2012.

(n)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 9, 2012.

(o)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed January 25, 2013.

(p)
Incorporated by reference to exhibit bearing the same title filed with the Registrant's Annual Report on Form 10-K filed February 29, 2012.

(q)
Incorporated by reference to exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed March 11, 2013.

(r)
Incorporated by reference to exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed on January 17, 2013.

(s)
Incorporated by reference to exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed on January 15, 2013.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.