Form 10-K/A
period 2012-12-31
Digital Generation, Inc.
filed 2013-04-30
CIK 934448

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-35643

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

          As of April 15, 2013 the registrant had 27,729,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Digital Generation, Inc. (the "Registrant") for the year ended December 31, 2012 (the "Original Filing") is to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the information contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission ("SEC") subsequent to the date of the Original Filing.

DIGITAL GENERATION, INC.

FORM 10-K/A

INDEX

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth certain information concerning our executive officers and directors as of March 31, 2013:

Name	Age	Title(s)	Expiration of Term as Director
Scott K. Ginsburg	60	Executive Chairman	2013
Neil H. Nguyen	39	Chief Executive Officer and President and Director	2013
Craig A. Holmes	55	Executive Vice President and Chief Financial Officer	N/A
Andy Ellenthal	42	Executive Vice President — Sales and Operations	N/A
Sean N. Markowitz	39	General Counsel and Corporate Secretary	N/A
John R. Harris(2)(4)	64	Director	2014
C. H. Moore(1)	73	Director	2014
Jeffrey A. Rich(1)(3)	52	Director	2014
Melissa Fisher(1)	40	Director	2015
David M. Kantor(2)(3)	56	Director	2015
Peter Markham(2)	45	Director	2015

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating & Governance Committee

(4)
Mr. Harris was a member of the Audit Committee for the entire 2012 fiscal year and through March 15, 2013, at which time he was replaced by Ms. Fisher.

        Scott K. Ginsburg joined the Company in December 1998 as Chairman of the Board and assumed the additional role of Chief Executive Officer in November 2003. In 2012, Mr. Ginsburg assumed the new role of Executive Chairman. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked in a professional capacity of Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. Then, in the early 1980's, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation, which became AMFM, Inc. Mr. Ginsburg served as Chancellor's Chief Executive Officer and a Director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to become the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group ("Boardwalk") in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, Boardwalk acquired the Ferrari and Maserati dealership in San Francisco. In 2012, Boardwalk sold its Audi, Porsche, and three Volkswagen stores in the Dallas area. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

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

  •
  experience leading and directing large media businesses, which informs his judgment and risk assessment as a Board member; and

  •
  background as an attorney, and his previous role in government and as founder and sole-proprietor of several auto dealerships, provides a unique perspective to the Board.

        Neil H. Nguyen joined the Company as Executive Vice President of Sales and Operations in March 2005. In 2009 he was promoted to President and Chief Operating Officer. In January 2012, Mr. Nguyen was promoted to Chief Executive Officer and President. In December 2009, he was appointed as a member of the Board of Directors. Prior to joining the Company, from 1998 to 2002, Mr. Nguyen served as President of Point.360's MultiMedia Group and also served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development from 2003 to 2005. Mr. Nguyen received a B.S. from California State University, Northridge.

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with various media companies, as well as his executive leadership and management experience;

  •
  extensive knowledge and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in the advertising industry; and

  •
  day to day leadership as Chief Executive Officer and President of the Company provides him with intimate knowledge of our operations.

        Craig A. Holmes was appointed Chief Financial Officer in November 2012. Prior to joining the Company, he served as Chief Financial Officer at Quickoffice, Inc, a global leader in mobile productivity solutions, from May 2011 to July 2012 through its sale to Google, Inc. Prior to his employment at Quickoffice, Mr. Holmes provided advisory and consulting services at Enfora Inc., a privately held global manufacturing and software development company from November 2009 to April 2011. Mr. Holmes served as Chief Financial Officer for Intervoice, Inc., a NASDAQ traded global software and services company from August 2003 to November 2009, and served as Chief Financial Officer at two start-ups in the software development and internet services space, EpicRealm from September 1999 to May 2001 and Masergy Communications from August 2001 to May 2002. Mr. Holmes also served as Chief Financial Officer at EXCEL Communications, a New York Stock Exchange ("NYSE") traded communications services company, from April 1995 to May 1999. Mr. Holmes has served on the University of Texas at Dallas School of Management Board of Advisors from December 2003 to January 2008, and the Dallas Summer Musicals Board of Directors from December 2004 to January 2010. He currently serves on the Board of Directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since

April 2013 and currently serves as chairman of the audit committee. Mr. Holmes began his career at Arthur Andersen, where he rose to Partner. Mr. Holmes holds a Masters and a B.B.A. in Accounting from Texas Tech University.

        Andrew L. Ellenthal joined the Company in April 2012 as Executive Vice President — Sales and Operations. Prior to joining the Company, he served as Chief Executive Officer of Peer39, Inc., from April 2010 until Peer39, Inc. was acquired by the Company in April 2012. From July 2008 to April 2010, Mr. Ellenthal was the founding Chief Executive Officer of quadrantONE, a joint online advertising venture of major media companies including The New York Times, Gannett, Hearst, and The Tribune. Before joining quadrantONE, Mr. Ellenthal was with Visible World from December 2007 to August 2008, an innovative technology company that enables dynamic ad creation for TV advertising. Visible World offered the promise of digital media interactivity within TV ads. From January 2004 to December 2007, Mr. Ellenthal served as Senior Vice President — Global Sales at Pointroll. He shifted the strategy to focus on agencies and advertisers, instead of solely on media publishers, and upgraded, expanded, trained, and motivated a successful sales team. Mr. Ellenthal held a number of sales management roles at Doubleclick, from 1999 to late 2003, where he was Vice President of Advertisers' Solutions after serving as National Sales Director and Regional Sales Manager. Mr. Ellenthal holds a degree in History from Trinity University in San Antonio, TX.

        Sean N. Markowitz joined the Company as General Counsel & Corporate Secretary in August 2012. Prior to joining the Company, Mr. Markowitz served as Chief Legal Counsel—Commercial for Alon USA Energy, Inc., a NYSE listed refiner and marketer of petroleum products and the largest 7-Eleven licensee in the United States, from August 2010 to August 2012 and as Assistant General Counsel from December 2008 to July 2010. From January 2006 to December 2008, Mr. Markowitz served as Counsel—Corporate Acquisitions and Finance for Electronic Data Systems Corporation, a NYSE listed provider of information technology and business process outsourcing services, which was acquired by Hewlett-Packard Company in August 2008. Mr. Markowitz' earlier career experience includes service with the law firms of Fulbright & Jaworski L.L.P., Hughes & Luce L.L.P. (now a part of K&L Gates LLP) and Andrews Kurth LLP. Mr. Markowitz earned his J.D., with honors, from The University of Texas School of Law and graduated magna cum laude with a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Directors Continuing in Office

        John R. Harris has been a member of the Board of Directors of the Company since November 2010. Since January 2013, Mr. Harris has been an operating partner with Glendon Todd Capital. From January 2011 through December 2012, Mr. Harris was CEO of Chemical Information Services, an information service company serving the chemical and pharmaceutical industry. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a business process outsourcing ("BPO") company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a BPO services company, from 2003 to 2005, as President and Chief Executive Officer of Delinea Corporation, a BPO services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT and BPO services (now a part of Hewlett-Packard, a NYSE listed company). Mr. Harris holds a B.B.A. and a M.B.A. from West Georgia University. Mr. Harris is currently a director of Premier Global Services, a NYSE listed company, The Hackett Group, a NYSE listed company, and Banctec (privately held). Mr. Harris also served as a director of inVentiv Health, a company that is listed on the NASDAQ from May 2000 to May 2008.

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

        C. H. Moore has been a member of the Board of Directors of the Company since June 30, 2011. Mr. Moore has also served as a director, since 2003, of each of Kronos Worldwide, Inc. and NL Industries, Inc., both of which are listed on the NYSE. Mr. Moore is a member of the Audit Committee for each of those two companies, serving as Chairman of the Audit Committee of Kronos Worldwide, Inc. In addition, Mr. Moore is the Audit Committee Financial Expert for both boards. From 2003 to 2009, Mr. Moore served as a director and Chairman of the Audit Committee of Perot Systems, Inc. until it was acquired by Dell, Inc. in late 2009. In 2000, Mr. Moore retired from KPMG LLP after a 37-year career where he served in various capacities with the public accounting firm. During the last 10 years of his career, Mr. Moore was the Managing Partner of the Dallas/Fort Worth business unit, served as Southwest/Dallas Area Managing Partner, was elected to KPMG's U. S. Board of Directors and served on the firm's Management Committee. Prior to that time, Mr. Moore was partner-in-charge of the Dallas office audit practice for 12 years. During his career at KPMG, Mr. Moore worked with some of the largest public and private companies in Dallas, as an international liaison partner for numerous countries in the Middle East and India, and traveled extensively to those and other countries on client and KPMG business. Mr. Moore also served on numerous not-for-profit boards, including North Texas Commission, Circle Ten Boy Scouts of America, Dallas Opera, Dallas Citizens Council, United Way, and Dallas Chapter of Texas Society of CPAs. Mr. Moore has received numerous awards, including the Henry Cohen Humanitarian award and the Boy Scouts' Silver Beaver award. Earlier in his career, Mr. Moore co-authored a major oil and gas accounting book, and served on SEC and FASB Task Forces for oil and gas accounting. Currently, Mr. Moore is a frequent speaker and panel participant on board and audit committee matters for the "Big 4" accounting firms and various law firms. Mr. Moore holds a B.B.A. and a Bachelor of Accountancy from Baylor University.

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

        Jeffrey A. Rich joined the Board of Directors in March 2011. Mr. Rich is a managing Director of PlumTree Partners, a private investment firm. Prior to forming PlumTree Partners in 2006, Mr. Rich served as Chief Executive Officer of ACS, a Fortune 500 company and leading provider of BPO and information technology services, from 1999-2005. Mr. Rich also served ACS as President and Chief Operating Officer from 1995-1999 and Chief Financial Officer from 1989-1995. Prior to joining ACS in 1989, Mr. Rich was a Vice President in the Leverage Capital Group of Citibank New York. Mr. Rich currently serves on the Executive Board of the Dallas Symphony Orchestra, the Board of Directors of Fruition Partners, Inc., Royaltyshare, Inc., and Telligent, Inc. He previously served as a Director of ACS, Inc. (NYSE "ACS") and Pegasus Solutions, Inc. (NASDAQ "PEGS"). He has also served on the Visiting Committee of the Ross School of Business at the University of Michigan and as a Director of Education is Freedom and the United States Chamber of Commerce. Mr. Rich is a special advisor to Trident Capital, a leading venture capital firm based in Palo Alto, California. Mr. Rich is a member of World President's Organization and a previous member of the Young President's Organization, serving in several officer positions in both organizations. Mr. Rich received a B.B.A. from the University of Michigan Business School in 1982.

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

        Melissa Fisher has more than 15 years of experience in corporate finance and investment banking and has a strong understanding of corporate finance and strategic business planning activities. She most recently served as a Managing Director at Foros, a boutique investment banking firm, from September 2009 to March 2012. While at Foros, she was a member of the Fairness Opinion Committee and focused on technology mergers and acquisitions transactions. Prior to that, Ms. Fisher worked in the Technology Mergers & Acquisitions Group of Banc of America Securities LLC, an investment banking subsidiary of Bank of America, most recently as a Managing Director. From August 1998 to 2001, she was in the Mergers & Acquisitions and Communications, Media and Entertainment Groups of Goldman, Sachs & Co. Prior to her work in investment banking, Ms. Fisher was a financial analyst for Fox Television, a division of News Corporation, a global vertically integrated media company. Ms. Fisher received an A.B. in government from Harvard University and a M.B.A. from Harvard Business School.

        Ms. Fisher's qualifications to serve on our Board of Directors include:

  •
  experience on Wall Street in investment banking, including advising companies and boards globally on mergers and acquisitions, valuation and shareholder and governance issues;

  •
  financial acumen and experience as a financial analyst of public company performance with companies of various size, sectors and business models, which will help our Board evaluate future strategic and financial transactions and initiatives; and

  •
  extensive knowledge of the media and technology industries.

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

        Peter Markham has more than 10 years of experience in corporate finance, including over eight years as an investment banker and three years as an investment professional focusing on companies in the technology, media and telecommunications industries. He has served as Chairman of the Board and the principal executive officer of Granite Broadcasting Corporation, a broadcasting holding company focusing on local TV and digital media, since August 2009. Prior to that, Mr. Markham was a senior investment professional at Silver Point Capital, L.P., a registered investment adviser focused on credit and special situations investments, and its affiliate, Silver Point Europe, LLP, where he led the coverage of the technology, media and telecom verticals across the United States and Europe. From February 1998 to May 2006, Mr. Markham was an investment banker at Daniels & Associates, L.P. He is also the Executive Chairman of Communications Corporation of America, a leading medium-market TV broadcast and digital media company, and Tablet TV, LLC, a joint venture formed to deliver live TV and datacasting services to mobile devices. Mr. Markham received a B.S. in marketing from Clemson University and a M.B.A. from New York University.

        Mr. Markham's qualifications to serve on our Board of Directors include:

  •
  experience as a CEO of a broadcasting holding company, reliant on revenue from advertising agencies and advertisers that we serve in our markets for advertising and a media delivery;

  •
  experience in investment management at a major private equity fund with a focus on the media and technology; and

  •
  broad contacts in the broadcasting and television industry.

Corporate Governance

  Independence

        The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Kantor, Moore, Harris, Rich and Markham, and Ms. Fisher is independent from our management, and is an "independent director" as defined under the NASDAQ Marketplace Rules. This means that none of those directors (1) is an officer or employee of the Company or any of our subsidiaries or (2) has any direct or indirect relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASDAQ Marketplace Rules.

  Board Leadership Structure

        The Board of Directors is comprised of independent, active and engaged directors. The Board of Directors and its committees tightly oversee the effectiveness of management policies and decisions. The Board's Audit, Compensation and Nominating & Governance Committees are comprised entirely of independent directors. As a result, independent directors directly oversee such critical matters as the integrity of the Company's financial statements, the compensation of the executive management, including the compensation for Messrs. Ginsburg and Nguyen, the selection and evaluation of directors, and the development and implementation of corporate programs.

        Additionally, the Board of Directors believes the Company's Corporate Governance Guidelines help ensure that strong and independent directors will continue to play the central oversight role necessary to maintain the Company's commitment to the highest quality corporate governance. We do not have a lead independent director. The Board of Directors believes the Company and its stockholders have been and continue to be well served by having Mr. Ginsburg serve as Executive Chairman of the Board.

  Risk Oversight

        Our Board of Directors oversees an enterprise-wide approach to risk management primarily through the Audit, Compensation, and Nominating & Governance Committees. The approach is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in overseeing the Company's business strategy is a key part of its assessment of management's appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company. Risk is assessed throughout the business, focusing on three primary areas of risk: financial risk, legal/compliance risk and operational/strategic risk.

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

  Corporate Governance Guidelines and Code of Business Conduct and Ethics

        The Company's Corporate Governance Guidelines, along with its Code of Business Conduct and Ethics, applies to its directors, officers and employees. Copies of the Company's Code of Business Conduct and Ethics and Corporate Governance Guidelines are available on its website at www.DGIT.com by clicking first on "Our Company," then on "Investor Relations," then on "Corporate Governance." The Company will also provide a copy of its Corporate Governance Guidelines or its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing to the Company's Secretary, Digital Generation, Inc., 750 West John Carpenter Freeway, Suite 700, Irving, Texas 75039.

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

Board Committees

        The Board of Directors of the Company has three standing committees: the Audit Committee, the Compensation Committee and the Nominating & Governance Committee. None of the directors who serve as members of the Audit Committee, Compensation Committee or the Nominating & Governance Committee are employees of the Company or any of its subsidiaries.

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

        Messrs. Moore (Chairman) and Rich and Ms. Fisher are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Moore, the Chairman of the Audit Committee, is the sole "audit committee financial expert" as that term is defined by the SEC on the Audit Committee.

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

        See "Executive Compensation—Compensation Committee Report" below. Messrs. Harris (Chairman), Kantor and Markham are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. A copy of the Company's Compensation Committee Charter is available on our website, www.DGIT.com.

  Nominating Committee

        The Nominating & Governance Committee (the "Nominating Committee") recommends qualified candidates to the Board for nomination or election as directors. The Nominating Committee is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board, and for selecting the nominees for director to be elected by the Company's stockholders at each annual meeting. The Nominating Committee has not established specific minimum age, education, experience or skill requirements for potential directors, however, does take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

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

        The Nominating Committee will consider qualified nominees recommended by stockholders, who may submit recommendations to the Nominating Committee in care of the Company's Board of Directors through a written notice as described under "—Corporate Governance—Communications with the Board of Directors" above. To be considered by the Nominating Committee, a stockholder nomination for election at the 2013 annual meeting (1) must be submitted to the Company's Secretary no more than 90 days prior and no less than 60 days prior to the date of our 2013 annual meeting of stockholders, or if our meeting date is announced by us with less than 70 days before the scheduled date of the meeting, no less than 10 days after the announcement of the scheduled date of the meeting, (2) must contain a statement by the stockholder that such stockholder holds, and has continuously held for at least a year before the nomination, at least $2,000 in market value or 1% of the shares of

Common Stock and that such stockholder will continue to hold at least that number of shares through the date of the annual meeting of stockholders, and (3) must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve, if elected. Nominees for director who are recommended by the Company's stockholders will be evaluated in the same manner as any other nominee for director.

        Messrs. Kantor and Rich are the current members of the Nominating Committee. The Nominating Committee operates under a Charter of the Nominating Committee adopted by our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require them to file reports with respect to their ownership of the Company's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2012 fiscal year transactions in the Company's common stock and their common stock holdings and (ii) the written representation received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2012 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times during the 2012 fiscal year.

Other Information

        In September 1999, a civil lawsuit was filed by the SEC in the United States District Court for the Southern District of Florida against Scott K. Ginsburg, the Executive Chairman of the Company, and his brother and his father. The lawsuit alleged that Mr. Ginsburg had violated the insider trading provisions of the federal securities laws by communicating material, non-public information to his brother in 1996 regarding the securities of EZ Communications, Inc. ("EZ") and in 1997 regarding the securities of Katz Media, Inc. ("Katz"). The lawsuit further alleged that Mr. Ginsburg's father and brother, relying upon the information allegedly furnished by Mr. Ginsburg, purchased securities in EZ and Katz, and subsequently profited from the sale of such securities.

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

ITEM 11.    EXECUTIVE COMPENSATION

Introduction

        This Compensation Discussion and Analysis ("CD&A") describes the principles of our executive compensation program and how we applied those principles in compensating our Named Executive Officers ("NEOs") for 2012.

        Our NEOs for 2012 are:

  •
  Scott K. Ginsburg, Executive Chairman,

  •
  Neil H. Nguyen, Chief Executive Officer and President,

  •
  Craig Holmes, Executive Vice President and Chief Financial Officer,

  •
  Andy Ellenthal, Executive Vice President—Sales and Operations,

  •
  Omar A. Choucair, former Executive Vice President and Chief Financial Officer, and

  •
  Gal Trifon, former Chief Digital Officer.

        In this CD&A, we first provide an executive summary of our executive compensation program for 2012. We then describe our compensation philosophy and the objectives of our executive compensation program. We also discuss how the Compensation Committee of our Board of Directors oversees our compensation program, how compensation targets are set, and how each element of compensation (base salary, annual incentive and long-term equity incentive awards) is determined.

Executive Summary

Overview of Our Executive Compensation Program

        The Compensation Committee has designed our executive compensation program to attract and retain superior employees in key positions to enable our Company to succeed in the highly competitive market for talent, while simultaneously maximizing stockholder returns. During 2012, the strength of our program allowed us to make strategic hires into the roles of Executive Vice President—Sales and Operations, and Executive Vice President and Chief Financial Officer. We expect that these new executives will play significant roles in setting the future direction for the Company. We intend to continue to provide a competitive compensation package to our executives, tie a significant portion of pay to Company and individual performance and utilize components that best align the interests of our executives with those of our stockholders. While we introduced practices to more strongly align our executive compensation with performance in 2011 and 2012, we have continued to advance these important efforts in 2013.

        The following is a summary of important aspects of our executive compensation program discussed later in this CD&A:

  •
  Key Elements of Our Compensation Program.  Our compensation program is designed to achieve the foregoing objectives through a combination of the following types of compensation:

  •
  Base salary,

  •
  Annual cash incentive awards, and

  •
  Long-term equity incentive awards.

        In addition to these key elements, we also provide our executives with health and welfare and 401(k) retirement benefits and a company car allowance for select executives.

        Each element of our executive compensation program is discussed in greater detail below.

  •
  We Intend to Pay for Performance.  The majority of our NEOs' total compensation as shown in the Summary Compensation Table below is tied directly to the achievement of corporate and individual performance objectives or stock price performance. We strive to align executive compensation with compensation levels of our peer companies, our business strategy and the creation of long-term stockholder value.

  •
  Our Compensation Program Supports Our Corporate Objectives and Stockholder Interests.  Our compensation program is designed to align executive officer compensation with our corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of our business plan and tying a substantial portion of total compensation opportunities to long-term equity incentives. In addition, it is designed to ensure that actual realized pay is directly correlated with the long-term stock performance experienced by our stockholders.

2012 Say on Pay Vote

        At our 2012 annual stockholder meeting held in February 2013, the Company failed to receive majority approval on the advisory say-on-pay proposal. There are a number of factors that likely contributed to this outcome. In response to stockholder feedback and the negative say on pay vote in February 2013, a number of specific actions have been taken that have already impacted the executive pay program decision-making process and 2013 executive target compensation. There is additional discussion on this topic beginning on page 19.

Overview of 2012 Performance

        The Compensation Committee believes the executive compensation program is an important factor in driving our NEOs' performance. Our Company's fiscal and operational accomplishments during 2012, guided by our NEOs, illustrate the success of this strategy, even in an uncertain economic environment, and included, among other things, the following:

  •
  Revenue:  During 2012, we achieved revenues of $386.6 million, representing an increase of 19% over 2011 revenues.

  •
  EBITDA:  Adjusted EBITDA* decreased approximately 7% over 2011 to $125.7 million. While the Adjusted EBITDA results for 2012 were below plan, a number of initiatives were implemented during 2012 to improve future results, including enhanced focus on sales strategy, approach and techniques, heightened expense control and increased attention to customer relations.

*
Throughout this CD&A, we refer to Adjusted EBITDA, which is a non-GAAP financial measure. For an explanation of how we calculate Adjusted EBITDA and a reconciliation to its most directly comparable GAAP financial measure, see the Original Filing. We define Adjusted EBITDA as income from continuing operations, before interest, taxes, depreciation and amortization, share-based compensation, acquisition and integration expenses, restructuring/impairment charges and benefits, and gains and losses on derivative instruments. Adjusted EBITDA eliminates items that are either not part of our core operations, such as net interest expense, acquisition and integration expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures. Our computation of Adjusted EBITDA may differ from the methodology for calculating Adjusted EBITDA utilized by other companies and, accordingly, may not be comparable to such other companies.

  •
  Acquisitions:  The Company completed two acquisitions, Peer39 and North Country Media Group, during 2012, positioning us for future expected gains and increased value.

  •
  Innovation and Operational Achievements:  The Company achieved a number of operational milestones in 2012 including the launch of the Dual Screen product with Civolution, double-digit growth in our Publisher business, continued positive growth in the Asia-Pacific region, key customer wins in Europe and Eastern Asia, and continued out-performance from the TV unit.

  •
  Strategic Collaboration:  During 2012, the company announced a ground-breaking multi-year partnership with Nielsen. The agreement with Nielsen will enable true cross-platform campaign management and actionable analytics for both online and TV broadcast advertising.

 Digital Generation, Inc.
Five-Year Trended Performance
Through December 31, 2012

(Amounts shown in millions)	2008	2009	2010	2011	2012	Compounded Annual Growth Rate
Revenues	$154.8	$182.7	$241.3	$324.3	$386.6	26%
Adjusted EBITDA	$60.4	$76.1	$116.1	$134.6	$125.7	20%

2012 Compensation Program and Design

        During the 2011 performance year, the Compensation Committee established a more formal market benchmarked compensation philosophy and program structure for our NEOs. As a result of the updated executive pay approach, the majority of our target total compensation has been awarded in the form of variable or incentive compensation, comprised of annual cash incentives and long-term equity incentive awards,. These compensation elements are meant to align executive compensation with stockholder interests by tying a significant majority of total direct compensation to the achievement of performance goals or stockholder returns. In consultation with the Compensation Committee's independent consultant, James F. Reda & Associates, the Company continued to formalize its compensation program and strengthen the pay for performance philosophy in pay-at-risk programs in 2012. This was accomplished through the following program changes:

  •
  Emphasize Performance-Based Compensation.  The majority of our target total compensation will be in the form of variable or incentive compensation, comprised of annual incentive bonuses and long-term equity incentive awards, which aligns executive compensation with stockholder interests by tying a significant majority of total direct compensation to the achievement of performance goals or stockholder returns. For 2012, approximately 86% of Mr. Ginsburg's total target compensation and approximately 83% of Mr. Nguyen's total target compensation was in the form of variable or incentive compensation. The pie charts below illustrate the relationship of base salary to target levels of performance-based short-term and long-term equity incentive compensation for Messrs. Ginsburg and Nguyen, respectively.

Total Target Direct Compensation for 2012

Executive Chairman	Chief Executive Officer, President and Director

  •
  Tie Performance-Based Annual Incentive Compensation to Objective Performance Measures.  In 2012, 75% of target annual short-term incentive payments were tied to objective financial performance measures. The other 25% of incentive payments were tied to individual performance relative to performance objectives established by the Compensation Committee. The corporate financial measures used for 2012 incentive award purposes were revenue and Adjusted EBITDA. The Compensation Committee selected revenue and Adjusted EBITDA as the key corporate objectives because the Compensation Committee believes these objectives encourage executives to achieve superior operating results and also ensures actual pay relative to the established objectives will directly reflect actual performance

  •
  Long-Term Performance-Based Equity Awards:  In 2012, the Compensation Committee granted equity awards to our NEOs to ensure that their interests were aligned with our stockholders. In March 2012, the Compensation Committee approved long-term incentive awards consisting of performance-based restricted stock unit awards. Each such award will generally vest in three equal installments on each of the first three anniversaries of the date of grant. However, these awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeded 8% of the Company's Adjusted EBITDA for the 2012 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. The Company also introduced more restrictive parameters regarding situations in which portions of outstanding, unvested equity compensation may be accelerated.

  •
  Use Appropriate Comparable Company Information to Set Target Compensation Levels:  Significant attention was given in 2012 to the selection of our peer group for executive compensation purposes, taking into account the Company's current Dun and Bradstreet GICS Code (Advertising) and the ISS selection of our peer companies for executive compensation purposes. The Compensation Committee accepts that there are multiple ways to determine appropriate comparator companies as well as analyze pay decisions versus performance and believes the peer group used by the Compensation Committee during 2012 was appropriate. The Compensation Committee will continue to review the peer group annually and plans to introduce a new peer group in 2013. The 2013 peer group will mainly consist of companies in the internet software and services industries whose size ranges from approximately 45% - 250% of our revenue size and with respect to which our revenues would be at or near the median, or 50th percentile. While ISS guidelines were incorporated into the determination of our peer group in 2013, we also conducted extensive analysis and evaluation of each company selected to ensure the strongest matches relative to our business, independent of GICS. We feel this further strengthens the validity of the selected peer group companies to protect stockholders' interests. Please see page 23 for further details on the 2012 peer group.

2012 Compensation of Chief Executive Officer

        Specifically, with regard to the 2012 compensation of Mr. Nguyen, the Company's Chief Executive Officer and President, the Compensation Committee considered a number of factors in determining his target total compensation. The Committee reviewed external market data, the Company's performance and Mr. Nguyen's individual performance to determine 2012 target compensation. While the price of our stock has remained rather volatile during 2012, a significant portion of Mr. Nguyen's total direct compensation and specifically long-term equity awards are tied to the Company's stock price performance. As a result, the actual value realized from the 2012 long-term incentive equity award is visibly aligned with stockholder interests and varies from the initial compensation target.

        The concepts of "target" compensation and "realizable pay" are important to understand when determining the alignment between pay and performance. An executive's target pay is usually established at the beginning of the year and is determined based on various factors such as the individual's role, tenure, experience, past performance and future expectations. Target pay typically consists of base salary, short-term incentives that can be earned at various levels based on specified performance goals, and long-term incentive awards, the size and value of which are usually determined based on the fair market value of such awards on the date of grant.

        An individual's actual earned compensation from the variable components of pay (short- and long-term incentives) is dependent upon actual performance. The effect of stock price performance, for example, on an executive's pay can increase or decrease the value of the target compensation, resulting in realizable pay that is different than what was targeted initially. The closer the alignment between the executive's "realizable pay" and the return to stockholders for the designated measurement period, the tighter the link between pay and performance and the more direct correlation to stockholders' experience based on stock performance.

        There are multiple ways in which the analysis of the alignment of CEO compensation to Company performance can be performed and results can and do vary dramatically. We believe that the following two possible comparisons for analyzing CEO pay-for-performance are most appropriate:

  •
  Target Pay/Realizable Pay Comparison:  One way to look at the pay and performance relationship of our CEO is to compare realizable pay to target pay over the one and three-year periods ending December 31, 2012. For the three-year period ending December 31, 2012, our CEO's realizable pay is 20.6% below his targeted pay, while our Total Shareholder Return ("TSR") performance for this same time period, on an absolute basis, is -26.9%. For 2012, our CEO's realizable pay is 23.6% below his targeted pay as compared to an absolute TSR performance of -8.5%. Both of these results show that our CEO's actual pay has fallen by a similar amount to the returns that our stockholders have experienced.

  •
  Peer Group TSR/Realizable Pay Comparison:  Another way to look at the pay and performance relationship is to compare our CEO's percentile rank in both pay and performance to that of our peer group. Our three-year TSR for the three-year period ending December 31, 2012 is -26.9% which is at the 6th percentile as compared to our peer group. For this same time period, our CEO's realizable pay percentile relative to this peer group is at the 67th percentile. For 2012, our estimated realizable pay percentile is at the 72nd percentile while our TSR percentile is at the 44th percentile.

*
For this analysis, realizable pay was calculated as base salary paid, actual bonus paid (versus target) and the current value of equity grants made during the applicable one- or three-year periods based on 12/31/2012 stock prices.

        Both of these analyses show that our CEO's target compensation is impacted, in direct correlation with stockholders, by Company performance. The Compensation Committee believes that the foregoing percentile differentials are appropriate and acceptable given the competitiveness of our industry and the overall leadership provided by Mr. Nguyen.

Response to the 2012 Say on Pay Vote

        At our 2012 annual stockholder meeting held in February 2013, the Company failed to receive majority approval on the advisory say-on-pay proposal. There are a number of factors that likely contributed to this outcome. For instance, our common stock volatility continued into 2012, which we believe has not only negatively impacted our TSR results, but also the view of our stockholders relative to the degree of alignment between pay and performance. In addition, ISS, while showing support for the many changes to our executive pay program over the past two years, expressed concern over the degree of alignment between NEO pay and performance. During 2012, the Compensation Committee used these factors, in addition to its previously adopted changes to our executive compensation program in early 2011, to continue the shift to more market-based, pay for performance compensation.

        In response to stockholder feedback and the negative say on pay vote in February 2013, a number of specific actions have been taken which have already impacted the executive pay program decision-making process and 2013 executive target compensation. Namely, the Company has included two new independent directors on the Board. One of these independent directors, Mr. Markham, serves on the Compensation Committee and will be instrumental in determining, and approving, compensation for the NEOs for 2013. In addition, in setting executive pay compensation targets for 2013, the Compensation Committee, with its newly appointed member, has updated the peer group, changed its target pay philosophy to the "median" of the comparable companies for the NEOs, and has linked the vesting of 75% of the 2013 performance-based restricted stock unit awards for the Executive Chairman and the Chief Executive Officer and President to the achievement of corporate financial metrics.

        The Board of Directors will continue to hold an annual advisory stockholder vote on the compensation of our NEOs until the next say-on-pay frequency vote.

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

  •
  Compensation Should Reward Relative to Performance:  While we utilize a variety of compensation elements to achieve compensation targets, we intend that the majority of our NEOs' total compensation will be in the form of variable compensation, comprised of target annual incentive awards and target long-term equity incentive awards. Actual compensation will be dependent upon actual corporate or individual performance results or the creation of long-term stockholder value.

  •
  Compensation Should Be Aligned With Stockholder Interests:  Our executive compensation program also seeks to reward our executives for increasing our stock price over the long-term and maximizing stockholder value by providing a significant portion, if not a majority, of target total compensation opportunities for our executive officers in the form of long-term equity incentives.

Key Elements of Our Executive Compensation Program

        The following table lists the key elements that generally encompass our executive compensation program:

Element	Purpose	Form
Base Salary	Provide a market-based level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and short-term company and individual performance.	Cash
Long-Term Equity Incentive Compensation	Focus executives on the enhancement of stockholder value over the long-term, to encourage equity ownership in the Company, and to retain key executive talent.	Restricted Stock Units (RSUs) (Both performance-based and time-based vesting)
Employment Agreements	Establish key compensation terms; include severance and change-in-control provisions; provide stability for executives.	Individual Agreements with NEOs
Perquisites and Other Benefits	To provide competitive benefits that enable the Company to attract and retain superior executives for key positions.	401(k) Plan/Health and Welfare Benefits/Car Allowance

        All elements of compensation are taken into account when compensation decisions are made by the Compensation Committee.

Setting Executive Compensation

        Our executive compensation program is reviewed annually by the Compensation Committee. In the first quarter of each year, the Compensation Committee reviews the performance of each of our NEOs during the previous year. At this time the Compensation Committee also reviews our actual corporate performance for the prior year and makes the final incentive payment determinations based on such performance and the Compensation Committee's evaluation of each NEO's individual performance for the prior year. In connection with this review, the Compensation Committee also reviews and adjusts, as appropriate, base salaries and annual target incentive levels for our NEOs and grants, as appropriate, additional target long-term equity incentive awards to our NEOs and certain other eligible employees for the coming fiscal year.

Role of Management

        Mr. Ginsburg, as Executive Chairman, and Mr. Nguyen, as President and CEO, of the Company, respectively, provide input to our Compensation Committee regarding NEO responsibilities and objectives, performance and compensation. Specifically, Mr. Ginsburg and Mr. Nguyen provide insight into strategic priorities for the Company which contributes to the development of NEO financial and individual objectives for the various components of our executive pay program. In addition, Mr. Ginsburg and Mr. Nguyen provide guidance on the Company's compensation program's ability to attract, retain and motivate executive talent. Our Compensation Committee considers these recommendations and incorporates management's input, along with the input from the Compensation Committee's independent executive compensation consultant, institutional shareholder groups, and other sources, to approve the specific program design, compensation targets and earned awards for all the executive officers.

        Our Compensation Committee meets in executive session, and no NEO attends Compensation Committee discussions where recommendations are made regarding his compensation. Mr. Ginsburg and Mr. Nguyen do provide input and perspective regarding plan design and market factors related to each executive's position, but the Compensation Committee, acting under its independent authority, as established by the Board of Directors, determines NEO target level of pay and actual pay relative to performance.

Compensation Determination Process

        Our Compensation Committee has historically determined each element of an executive's initial compensation package within the framework of the objectives of our executive compensation program, which is then set forth in each executive's employment agreement, based on numerous factors, including:

  •
  The individual's particular background, track record and circumstances, including training and prior relevant work experience;

  •
  The individual's role with us and the compensation paid to similar persons in the peer companies represented in the compensation data that we review;

  •
  The demand for individuals with the specific expertise and experience of our executive;

  •
  Internal equity among our executive group;

  •
  Performance goals and other expectations for the position; and

  •
  Uniqueness of industry skills.

        In general, the terms of our executive employment agreements are initially negotiated by Company management and Company legal counsel. The agreements for our executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Ginsburg, Nguyen, Choucair, Holmes and Ellenthal, the Compensation Committee takes an active role in the negotiation process.

        During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. Except for base salary, which has an established minimum amount set forth in the respective employment agreements for Messrs. Ginsburg and Nguyen, the Compensation Committee has discretion to increase or decrease cash incentive awards from the targets listed in the agreements based on updated market data or other appropriate input.

        We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. In determining each element of compensation for any given year, our Compensation Committee considers and determines each element individually and then reviews the resulting total compensation and determines whether it is reasonable and competitive. The Compensation Committee has not historically utilized formulas in establishing the targeted amounts for each element of pay nor has it historically had any policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation. The Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash incentive) and long-term equity incentive compensation. The amounts reflected in the Summary Compensation Table and the individual employment agreements reflect this process.

Role of Compensation Consultant and Comparable Company Information

        Our Compensation Committee has introduced market benchmarking as one factor used to determine NEO target pay levels. Initially targeting the 60th - 75th percentile of our peer group for 2012, the intent is to target pay to the median of our peer group in 2013. This data, in addition to the experience and advice of the Compensation Committee members, is used in making compensation decisions and determining whether they are competitive in the marketplace in which we compete for executive talent. The Compensation Committee will also review Company performance and carefully evaluate each NEO's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with our company, current compensation arrangements and long-term potential to enhance stockholder value in order to determine appropriate compensation levels. Beginning in 2013, this practice will help ensure that while target compensation may be at the median of the peer group, only superior performance will result in actual pay above median.

        The Compensation Committee is authorized to retain the services of third-party compensation consultants and other outside advisors from time to time, as the Compensation Committee sees fit, in connection with compensation matters. Compensation consultants and other advisors retained by the Compensation Committee will report directly to the Compensation Committee, which has the authority to select, retain and terminate any such arrangements with its consultants or advisors.

        During 2012, the Compensation Committee retained James F. Reda & Associates ("Reda") to assist the Compensation Committee in connection with the implementation of various changes to our executive compensation program. Reda did not provide any additional services to the Company during 2012. After review and consultation with Reda and management, the Compensation Committee has determined that Reda is independent and there is no conflict of interest resulting from retaining Reda currently or during the year ended December 31, 2012. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NASDAQ listing standards.

        The Compensation Committee worked with Reda to develop a peer group which would be used for comparative market data as well as compensation program design. The peer group was constructed with input from Reda and Company management, and was ultimately approved by the Compensation Committee after extensive review. The peer group for 2012 consisted of 19 companies in the media services, telecommunications, and internet services industries whose median size and performance are comparable to the Company. Some of these companies overlap with the peer group used by ISS for executive compensation pay comparisons. Our 2012 peer group included the following companies:

Acme Packet, Inc.	QuinStreet, Inc.
Akamai Technologies, Inc.	Real Networks, Inc.
Avid Technology, Inc.	Rovi Corp.
Blucora, Inc.	Shutterfly, Inc.
Comscore, Inc.	Sycamore Networks, Inc.
Digital River, Inc.	Tivo, Inc.
Harmonic, Inc.	Unwired Planet, Inc.
Limelight Networks, Inc.	Valueclick, Inc..
National Cinemedia, Inc.	WebMD Health Corp.
Premiere Global Services, Inc.

        Our 2012 peer group was essentially made up of the same companies as our 2011 peer group, with the following updates: (a) BigBand Networks was acquired by ARRIS Group, Inc. and removed from the peer group; (b) Infospace, Inc. changed its name to "Blucora, Inc."; (c) Openwave Systems, Inc. changed its name to "Unwired Planet, Inc." and (d) Sonic Solutions was acquired by Rovi Corp. While the foregoing peer group was determined appropriate for prevailing practices at the time, a new peer group has been established for 2013 to further align with the ISS perspective. The Compensation Committee intends to ensure that our executive compensation program is competitive with compensation paid by companies in the same market for executive talent. For 2012, the Compensation Committee's philosophy was to target total compensation (in the aggregate for each executive officer) to executives at approximately the 75th percentile range among comparable companies of similar size for Mr. Ginsburg and the 60th percentile range for Mr. Nguyen. As indicated earlier, the Compensation Committee revised its philosophy in 2013 and transitioned to the median of the comparable companies with respect to 2013 NEO compensation as approved by the Compensation Committee in March 2013. In order to meet the targeted 2012 total compensation positioning, the Compensation Committee set the base salaries for Messrs. Ginsburg and Nguyen at the 75th percentile of executives holding comparable positions within our peer group. In accordance with this philosophy, in March 2012, the Compensation Committee increased Mr. Ginsburg's annual base salary to $630,000 and Mr. Nguyen's annual base salary to $595,000, which increases were retroactive to January 1, 2012. Mr. Nguyen's base salary was reflective of his assumption of the Chief Executive Officer and President role that was announced in November 2011, effective January 1, 2012. Target incentive compensation, consisting of short-term cash incentives and long-term equity incentives, is equal to the difference between the targeted total compensation levels and the base salary amounts. The allocation of an executive's target incentive compensation between his annual incentive opportunity and annual long-term incentive awards may vary from year to year. However, it is intended that a substantial majority of an executive's target total compensation will be in the form of variable or incentive compensation.

        The compensation levels of the NEOs reflect, to a significant degree, their varying roles and responsibilities within the Company. Specifically, due to Mr. Ginsburg's extensive leadership, frequent interaction with key stakeholders on Company strategy, experience, responsibilities and significant market demand, the Company believes that it is appropriate that his total compensation is higher than the Company's other executives.

2012 Executive Compensation Decisions

Base Salary

        Base salaries for our executives are established based on individual factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive external market positioning and the overall market demand for such executives at the time the respective employment agreements are negotiated. As with total executive compensation, we believe that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities. An executive's base salary is also evaluated together with components of the executive's other compensation to ensure that the executive's target and actual total compensation is consistent with our overall compensation philosophy.

        The employment agreements with the NEOs have historically provided for automatic increases in the base salaries of the NEOs. Consistent with these agreements, during 2012, Mr. Ginsburg's base salary was increased to $630,000 and Mr. Nguyen's base salary was increased to $595,000 for 2012, reflecting his promotion to Chief Executive Officer effective January 1, 2012. These adjustments brought Mr. Ginsburg's total compensation in line with the 75th percentile of executives holding comparable positions within our peer group and Mr. Nguyen's total compensation in line with the 60th percentile of his peers in our peer group. The Company's Executive Vice President and Chief Financial Officer and Executive Vice President—Sales and Operations, each of whom joined the Company during 2012, each received base salary offers that were externally benchmarked against comparable jobs at similarly sized companies, generally based on revenue size, targeting approximately the median of their peers in our peer group. Other than these increases contemplated by the employment agreements, no additional base salary actions were taken during 2012 with respect to our NEOs.

Annual Incentives

        Our executive compensation program includes eligibility for an annual performance-based cash incentive for all executives as set forth in their employment agreements. As noted in prior proxies, historical annual incentive awards (prior to 2011) were awarded on a discretionary basis and were not tied to specific metrics and objectives. In 2011, the Compensation Committee introduced financial and individual objectives into the annual incentive program and those have been retained in the 2012 plan design. Seventy-five percent of the target incentive is based on financial goals and 25% on individual objectives.

        Annual Target Incentives.    As provided in their employment agreements, for 2012, each of our Executive Chairman and our Chief Executive Officer and President was eligible for a target incentive of 100% of his annual base salary. Actual earnings for each could vary from 0% to 200% of target, with each annual bonus based upon a tiered schedule of achievement, such that each is entitled to receive 50% of his target bonus if he meets at least 90% of target performance, 100% of his target bonus if he meets at least 100% of target performance or 200% of his target bonus if he meets at least 110% of target performance. Our former Executive Vice President and Chief Financial Officer, Mr. Choucair, was eligible for a target annual incentive of up to $200,000 for 2012 in addition to a $200,000 performance bonus per his employment transition agreement, which bonuses were to be determined in the discretion of our Chief Executive Officer and President, and not by reference to the pre-established performance objectives used for the other NEOs' annual incentives. Our new Executive Vice President and Chief Financial Officer, Mr. Holmes, was eligible for a target incentive of 43% of his annual base salary, prorated to reflect the portion of the year during which he was employed. Beginning in 2013, his actual earnings could vary from 0% to 150% of target, with his annual bonus based upon a tiered schedule of achievement, such that he is entitled to receive 50% of his target bonus if he meets at least 90% of target performance, 100% of his target bonus if he meets at least 100% of target performance or 150% of his target bonus if he meets at least 110% or greater of target performance. Mr. Ellenthal, our Executive Vice President—Sales and Operations, is eligible for a target incentive of 75% of his annual base salary. His actual earnings could vary from 0% to 130% of target, with his annual bonus based upon a tiered schedule of achievement, such that he is entitled to receive 50% of his target bonus if he meets at least 90% of target performance, 100% of his target bonus if he meets at least 100% of target performance or 130% of his target bonus if he meets at least 110% or greater of target performance.

        Mr. Trifon's annual incentive program is described below.

        Annual Performance Objectives.    The 2012 annual incentive for each NEO is tied 75% to corporate performance and 25% to individual performance (other than Mr. Ellenthal, whose annual incentive is tied 80% to corporate performance and 20% to individual performance).

  •
  Company Performance Objectives.  During 2012, the Compensation Committee determined to use revenue and Adjusted EBITDA as the corporate objectives for purposes of NEO annual incentive decisions. The Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. Target levels of performance were established for each objective, and a range of minimum to superior performance of 90% to 110% was set around each target level of performance. As such, a threshold level of performance of 90% of target must be achieved before any payout can be made. The Compensation Committee established the following targets for these objectives:

Performance Metric	Minimum Performance Level	Targeted Level	Superior Performance Level	Weighting
Revenue	$378 million	$420 million	$462 million	40%
Adjusted EBITDA	$130.5 million	$145 million	$159.5 million	35%
  •
  Individual Performance Objectives.  Each NEO's individual performance is determined by the Compensation Committee based on its subjective evaluation of the NEO's individual performance for the year relative to areas of focus that were set at the beginning of the year. As described above, the Executive Chairman and Chief Executive Officer and President provide the Compensation Committee with their evaluation of each of the other NEOs' performance and the Compensation Committee evaluates the individual performance of the Executive Chairman and Chief Executive Officer and President.

    For 2012, the Compensation Committee established four areas of focus for the NEOs that included strategic and leadership goals and focused on the Company's strategic initiatives. The Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the determination of the Compensation Committee after its consideration of each NEO's individual achievements as a whole.

    The individual objectives established for the NEOs for 2012 included:

    •
    Staffing critical senior leadership roles in the Company (Executive Vice President and Chief Financial Officer, Executive Vice President—Sales and Operations);

    •
    Defining the plan for organization and system improvements to significantly improve financial planning, tracking and reporting capabilities;

    •
    Developing product strategy for delivering global platform necessary to compete, including online video product leadership to increase online video revenue by 100%;

    •
    Ensuring frequent, effective communications with our Board and the investor community.

        In determining the NEOs' 2012 actual annual incentive awards, the Compensation Committee noted our revenue for 2012 of $386.6 million and our Adjusted EBITDA for 2012 of $125.7 million. Based on actual performance, the Adjusted EBITDA performance was below the approved threshold performance level established at the beginning of the year and so was included in the award calculation at a 0% payout level. The Company achieved 92% of the revenue target which resulted in an 80% payout level. Based on actual individual performance against pre-established objectives, the Compensation Committee determined that the Executive Chairman should receive 80% credit with respect to the individual component of his annual incentive award, the Chief Executive Officer and President should receive 63% of his individual component of the award and our Executive Vice President—Sales and Operations should receive 100% of his individual component of the award.

        Together, the actual Company performance and individual performance resulted in an overall payout factor of 44.25% of target annual incentive compensation for Mr. Ginsburg, 39.75% of target annual incentive compensation for Mr. Nguyen and 58.2% of target annual incentive compensation for Mr. Ellenthal. Mr. Holmes' annual incentive compensation was based on his target incentive level noted above, which was then prorated to his start date.

        The Company's financial and operational results, in combination with the weightings described above, translated into the 2012 annual incentives set forth in the Summary Compensation Table below. We believe that the awarded annual incentives are consistent with our compensation philosophy in awarding pay for performance.

        As noted above, Mr. Choucair's annual bonus for 2012 was determined in the discretion of our Chief Executive Officer and President, and was not based on specific corporate or individual performance objectives. Mr. Choucair's annual bonus for 2012 was $370,875.

        Annual Incentive Program for Mr. Trifon.    Under his employment agreement, Mr. Trifon was eligible to receive a quarterly incentive with a target of $25,000 based on predefined corporate business objectives. For 2012, Mr. Trifon was paid a total of $93,244 under the Annual Incentive Program, representing 93% achievement of certain predefined corporate business objectives.

        In addition, the Company agreed to pay to Mr. Trifon a bonus based on the annual revenue of MediaMind Technologies and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeded the expected annual revenue stated in the operational budget of that year. This bonus arrangement with Mr. Trifon commenced in June 2011, when he commenced employment with the Company. For 2012, he was paid a total of $137,422 pursuant to this arrangement.

        The total amounts paid to Mr. Trifon during 2012 pursuant to the bonus arrangements in his employment agreement are set forth in the Summary Compensation Table below.

        On June 30, 2012, Mr. Trifon notified us of his intention to resign his position as Chief Digital Officer of the Company, effective December 31, 2012. Pursuant to the terms of his employment agreement, Mr. Trifon was paid his normal compensation, including the foregoing bonuses, until his termination on December 31, 2012.

Long-Term Equity Incentive Compensation

        We believe that superior long-term performance is achieved through a culture that encourages our executives to hold a significant ownership stake in our Company. We provide this ownership stake to our executives through our equity-based incentive program.

        The Company began granting annual long-term incentive awards to NEOs and other eligible participants in 2011 and continued the practice in 2012. We award long-term incentives to our executive officers primarily in the form of restricted stock units. We currently make equity awards as follows:

  •
  Upon an executive's execution of his or her initial employment agreement with the Company, the equity award value is based on the executive's prior work experience, the executive's position at the Company, and competitive market practices;

  •
  During our overall annual long-term incentive review process or upon an executive's execution of subsequent employment agreements with the Company, the equity value awarded is based on company and individual performance, internal pay equity considerations and competitive market practices.

        As is the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation is conducted when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives.

2012 Long-Term Equity Incentive Awards

        In March, 2012, the Compensation Committee approved the award of (a) 304,246 performance-based restricted stock units to Mr. Ginsburg, and (b) 212,321 performance-based restricted stock units to Mr. Nguyen, pursuant to the Company's 2011 Incentive Award Plan. Each of the restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive officer continues to be employed by, or provide services to, the Company through such vesting dates. However, each award is subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeds 8% of the Company's Adjusted EBITDA for 2012, the number of shares subject to such award would be automatically reduced to conform to such limit; provided, however, that in the event the shares subject to the restricted stock units vest on an accelerated basis pursuant to the following sentence prior to December 31, 2012, this sentence shall not apply. In addition, the restricted stock units shall vest on an accelerated basis upon the occurrence of any of the following events: (a) the executive's death, (b) the executive's disability (as defined in the employment agreements described below), or (c) upon the occurrence of (i) the executive's Board-approved retirement, (ii) a termination of the executive's employment by the Company without cause (as defined in the employment agreements described below), (iii) a termination of the executive's employment for good reason (as defined in the employment agreements described below), or (iv) non-renewal of the term of the executive's employment agreement by the Company, in each case, with respect to clauses (i) through (iv) above, to the extent such event occurs following a change in control.

        New hire equity grants were awarded to our Executive Vice President and Chief Financial Officer and Executive Vice President—Sales and Operations in 2012. Mr. Holmes, our Executive Vice President and Chief Financial Officer, received an initial long-term incentive award of 60,000 restricted stock units, 30,000 of which will vest in three equal installments on the first three anniversaries of the date of grant, and 30,000 of which will vest at the end of a three year performance period to include 2013, 2014 and 2015, based on cumulative achievement of 8% annual EBITDA growth and subject to Mr. Holmes' continued employment through the end of such performance period. Mr. Ellenthal, our Executive Vice President—Sales and Operations, received an initial long-term incentive award of 100,000 restricted stock units, which will vest in four equal installments with the first installment vesting on the date that was 90 days following the grant date and the other three installments vesting on the first three anniversaries of the date of grant. Each of the NEOs hired in 2012 will be eligible for annual equity awards as determined by the Compensation Committee as part of its annual review of their compensation.

        In addition, in setting executive pay compensation targets for 2013, the Compensation Committee, with its updated membership, has updated the peer group, changed its target pay philosophy to the "median" of the comparable companies for the NEOs, and has linked the vesting of 75% of the 2013 performance-based restricted stock unit awards for the Executive Chairman and the Chief Executive Officer and President to the achievement of corporate financial metrics over a three year performance cycle.

Additional 2012 Long-Term Equity Incentive Awards

        In January 2012, each of Messrs. Ginsburg and Nguyen was awarded a retention grant of 275,000 restricted stock units pursuant to the Company's 2011 Incentive Award Plan. These awards were granted in connection with the new employment agreements entered into with each executive in January 2012. These restricted stock units will vest over three years in three equal annual installments. In addition, the restricted stock units will vest in the event of (a) the executive's termination without cause (as defined in the employment agreements described below), (b) the executive's resignation for good reason (as defined in the employment agreements described below), (c) the executive's death, (d) the executive's disability (as defined in the employment agreements described below), (e) the executive's Board-approved retirement, or (f) non-renewal of the term of the executive's employment agreement by the Company.

        For more information about the accelerated vesting provisions that may apply to these awards under the employment agreements with our NEOs, please see "—Executive Transition and Employment Agreements" below.

Other Benefits

        We provide our executives with the following types of benefits:

  •
  Perquisites;

  •
  Health, dental, life, and disability insurance; and

  •
  Retirement benefits.

        We periodically review the levels of perquisites and other individual benefits provided to executive officers to ensure they fit within our overall compensation philosophy and competitive external market practices.

Perquisites

        We provide a limited number of perquisites to our executives to better enable the Company to attract and retain superior employees for key positions. The main perquisite we provided our NEOs during 2012 was an automobile allowance for Messrs. Ginsburg and Nguyen. The value of perquisites to our NEOs is set forth in the Summary Compensation Table. As required by Israeli law, we also insured Mr. Trifon in a manager's insurance policy and paid an annual premium of approximately 11% of his annual base salary for such policy. We also contributed an amount equal to 5% of Mr. Trifon's annual base salary towards a further education fund for his benefit. Mr. Trifon was also entitled to a meal allowance on working days. We also reimbursed Mr. Ginsburg for expenses he incurred during 2012 for financial consulting services and a comprehensive annual physical.

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

        The Board of Directors has discretion to make additional contributions to our 401(k) plan. The Board of Directors did not exercise its discretion to do so during 2012.

Employment Agreements

        We have entered into employment agreements that provide for certain severance benefits in the event that a NEO's employment is involuntarily or constructively terminated or in the event of a change-in-control. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of our management team on the Company's affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described beginning on page 37. We believe that reasonable severance benefits for our executive officers are important because there may be limited opportunities for our executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of a change-in-control as a means of reinforcing and encouraging the continued attention and dedication of our executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change-in-control. We believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing change-in-control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

        We also extend severance benefits because they are essential to help us fulfill our objectives of attracting and retaining key leadership and managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by us. While these arrangements form an integral part of the potential total compensation provided to these individuals and are considered by the Compensation Committee when determining NEO compensation, the decision to offer these benefits did not influence the Compensation Committee's determinations concerning other levels of pay or benefits..

Deductibility of Executive Compensation

        As part of its role, the Compensation Committee reviews and considers the deductibility of the Company's executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) generally limits the tax deduction for compensation in excess of one million dollars paid to a company's chief executive officer and its four most highly compensated executive officers (other than its chief financial officer). However, performance-based compensation is excluded from the limit so long as it meets certain requirements.

        In its review and establishment of compensation programs and awards for our NEOs, the Compensation Committee considers the anticipated deductibility or non-deductibility of the compensation as a factor in assessing whether a particular compensatory arrangement is appropriate, particularly in light of the goals of maintaining a competitive executive compensation system generally (i.e., paying for performance and maximizing shareholder return).

        Although we have plans that permit the award of deductible compensation under Section 162(m) of the Internal Revenue Code if the requirements of Section 162(m) are satisfied, the Compensation Committee does not necessarily limit executive compensation to the amount deductible under that provision. While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the Compensation Committee retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in the Company's best interest for such compensation to be paid without regard to whether it may be tax deductible.

Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the Company's proxy statement for the 2012 annual meeting of the Company's stockholders.

THE COMPENSATION COMMITTEE
John R. Harris, Chairman David M. Kantor Peter Markham

2012 Summary Compensation Table

        The following table shows the compensation for the three fiscal years ended December 31, 2012, 2011 and 2010 earned by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Awards($)	All Other Compensation ($)(2)	Total ($)
Scott K. Ginsburg	2012	629,423	—	7,806,569	—	278,775	49,237	9,115,229
Executive Chairman(3)	2011	600,000	—	3,240,000	—	960,000	34,784	4,834,784
	2010	475,560	1,865,040	—	—	—	32,519	2,373,119
Neil H. Nguyen	2012	592,212	—	6,857,903	—	236,513	32,362	7,718,990
Chief Executive Officer	2011	449,506	—	1,188,000	—	270,000	30,409	1,937,915
and President(3)	2010	394,077	1,311,250	—	—	—	29,076	1,734,403
Craig Holmes	2012	72,692	—	577,800	—	37,625	1,010	651,502
Executive Vice President and
Chief Financial Officer(4)
Andy Ellenthal	2012	224,615	—	1,215,000	—	102,000	9,966	1,551,581
Executive Vice President—
Sales and Operations(5)
Omar A. Choucair	2012	360,462	370,875	—	—	—	53,846	756,058
Former Executive Vice	2011	354,863	—	—	—	162,150	27,409	544,422
President and Chief	2010	344,847	140,000	—	—	—	25,991	510,838
Financial Officer(6)
Gal Trifon	2012	315,613	—	—	—	230,666	91,074	637,423
Former Chief Digital	2011	141,139	—	—	853,755	103,711	20,221	1,118,571
Officer(7)

(1)
Represents the grant date fair value of equity awards granted to the NEO in the applicable fiscal year determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 12 to our Consolidated Financial Statements included in the Original Filing for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the fair value of the entire award on the grant date, regardless of vesting requirements.

(2)
The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2012:

Name	401(k) Matching Contributions	Health Insurance Benefits	Automobile Allowance	Vacation Sick time and Holiday Pay	Social Benefits for Non-US Employees	Annual Physical	Financial Consulting	Total
Scott K. Ginsburg	5,625	19,112	12,000	—	—	5,000	7,500	49,237
Neil H. Nguyen	4,250	19,112	9,000	—	—	—	—	32,362
Craig Holmes	1,010	—	—	—	—	—	—	1,010
Andy Ellenthal	—	9,966	—	—	—	—	—	9,966
Omar A. Choucair	4,319	17,586	6,000	25,941	—	—	—	53,846
Gal Trifon	—	—	—	—	91,074	—	—	91,074
(3)
Effective January 1, 2012, Mr. Ginsburg transitioned to the role of Executive Chairman from Chairman and Chief Executive Officer and Mr. Nguyen became our Chief Executive Officer. During 2011, Mr. Nguyen was our President and Chief Operating Officer.

(4)
Mr. Holmes joined the Company on October 9, 2012 and assumed the role of Chief Financial Officer on November 9, 2012.

(5)
Mr. Ellenthal joined the Company on April 23, 2012.

(6)
Effective November 12, 2012, Mr. Choucair no longer served as Chief Financial Officer, but he remained as Executive Vice President until December 31, 2012 and will continue to serve as a consultant until June 30, 2014.

(7)
Mr. Trifon was appointed as our Chief Digital Officer in July, 2011 following our acquisition of MediaMind. On June 30, 2012, Mr. Trifon notified us of his intention to resign his position as Chief Digital Officer of the Company, effective December 31, 2012. Pursuant to the terms of his employment agreement, Mr. Trifon continued to be paid his normal compensation until his termination on December 31, 2012.

2012 Grants of Plan-Based Awards

        During the fiscal year ended December 31, 2012, the following individuals named in the Summary Compensation Table received plan-based awards:

											All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Shares of Stock or Units (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)					Exercise or Base Price of Option Awards (#)	Grant Date Fair Value of Stock Awards($)(4)
Name	Grant Date		Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Scott K. Ginsburg	1/5/2012		—	—		—		—	—	—	275,000	—	—	4,666,750
	3/28/2012		0	630,000		1,260,000		—	—	—	—	—	—	—
	3/28/2012		—	—		—		—	—	304,246	—	—	—	3,139,819
Neil Nguyen	1/5/2012		—	—		—		—	—	—	275,000	—	—	4,666,750
	3/28/2012		0	595,000		1,190,000		—	—	—	—	—	—	—
	3/28/2012		—	—		—		—	—	212,321	—	—	—	2,191,153
Craig Holmes	11/21/2012	(2)	—	37,625		75,250		—	—	30,000	—	—	—	288,900
	11/21/2012		—	—		—		—	—	—	30,000	—	—	288,900
Andy Ellenthal	6/11/2012		—	175,000		350,000		—	—	—	100,000	—	—	1,215,000
Omar Choucair	—		—	—		—		—	—	—	—	—	—	—
Gal Trifon	—		—	237,422	(5)	237,422	(5)	—	—	—	—	—	—	—

(1)
Non-equity incentive plan awards consist of annual incentives payable under our 2012 annual incentive program. Mr. Ginsburg's target annual incentive is equal to 100% of his annual base salary, Mr. Nguyen's target annual incentive is equal to 100% of his annual base salary, Mr. Holmes' target annual incentive is equal to 43% of his annual base salary (which target incentive was prorated for 2012 to reflect the portion of the year during which he was employed) and Mr. Ellenthal's target annual incentive is equal to 75% of his annual base salary. The actual incentives awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may vary based on other factors at the discretion of the Compensation Committee. For more information about our 2012 annual incentive program, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(2)
These awards consist of performance-based restricted stock unit awards. The restricted stock unit awards granted to Messrs. Ginsburg and Nguyen will vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provides services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. These awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeded 8% of the Company's Adjusted EBITDA for the 2012 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. The restricted stock unit award to Mr. Holmes will vest at the end of a three year performance period to include 2013, 2014 and 2015, based on cumulative achievement of 8% annual EBITDA growth and subject to Mr. Holmes' continued employment by, or services to, the Company through the end of such performance period, subject to earlier vesting upon certain events as specified in the award agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(3)
These awards consist of time-based restricted stock unit awards. The restricted stock unit award will vest in three equal installments on each of the first three anniversaries of the date of grant (or December 31, 2012, 2013 and 2014 for the awards to Messrs. Ginsburg and Nguyen), provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(4)
Represents the grant date fair value of equity awards granted to the NEOs determined in accordance with ASC Topic 718. See Note 12 to our Consolidated Financial Statements included in the Original Filing for details as to the assumptions used to determine the fair value of equity awards. Amounts shown are based on the full grant date fair value of the entire award on the grant date, regardless of vesting requirements.

(5)
Pursuant to the terms of his employment agreement, Mr. Trifon was eligible to receive a quarterly incentive of at least $25,000 based on predefined corporate business objectives. In addition, the Company paid to Mr. Trifon an incentive based on the annual revenue of MediaMind and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeded the expected annual revenue stated in the operational budget of that year. For more information about Mr. Trifon's incentives for 2012, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

Outstanding Equity Awards at Fiscal Year-End 2012

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)(2)
Scott K. Ginsburg	100,000	—	5.88	7/12/2013	—		—
	—	—	—	—	60,000	(3)	654,600
	—	—	—	—	183,333	(4)	2,000,163
	—	—	—	—	304,246	(5)	3,319,324
Neil H. Nguyen	7,501	—	5.88	7/12/2013	—		—
	200,000	—	14.14	12/23/2018	—		—
	93,749	31,251	27.77	12/21/2019	—		—
	—	—	—	—	22,000	(3)	240,020
	—	—	—	—	183,333	(4)	2,000,163
	—	—	—	—	212,321	(5)	2,316,422
Craig Holmes	—	—	—	—	30,000	(6)	327,300
	—	—	—	—	30,000	(7)	327,300
Andy Ellenthal	—	—	—	—	75,000	(8)	818,250
Omar A. Choucair	40,000	—	5.88	6/30/2014	—		—
	250,000	—	14.14	6/30/2014	—		—
Gal Trifon	756	—	7.03	3/31/2013	—		—
	39,755	—	20.57	3/31/2013	—		—
	25,000	—	20.04	8/18/2021	—		—

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

(2)
Value is calculated using a value of our common stock of $10.91 per share, the closing price of our common stock on December 31, 2012, which was the last trading day of 2012.

(3)
These restricted stock unit awards vest in three equal installments on each of the first three anniversaries of the date of grant, which was March 29, 2011, provided that the executive continues to be employed by, or provides services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the form of award agreement. The first installment of 11,000 restricted stock units has already vested and is not reported in the table above, although delivery of the underlying shares has been deferred at the election of the executive. These awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeded 7% of the Company's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, please see "—Executive Compensation for 2012" above.

(4)
These restricted stock unit awards vest in three equal installments on each of December 31, 2012, 2013 and 2014, provided that the executive continues to be employed by, or provide services to,

  the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. The first installment of 91,667 restricted stock units has already vested and is not reflected in the table above, although delivery of the underlying shares has been deferred at the election of the executive. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(5)
These restricted stock unit awards will vest in three equal installments on each of the first three anniversaries of the date of grant, which was March 29, 2012, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. These awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeded 8% of the Company's Adjusted EBITDA for the 2012 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, see "—Executive Compensation for 2012" above.

(6)
This restricted stock unit award will vest in three equal installments on each of the first three anniversaries of the date of grant, which was November 21, 2012, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(7)
This restricted stock unit award will vest at the end of a three year performance period to include 2013, 2014 and 2015, based on cumulative achievement of 8% annual EBITDA growth and subject to the executive's continued employment by, or services to, the Company through the end of such performance period. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

(8)
This restricted stock unit award vests in four equal installments of 25,000 each, the first of which occurred on July 30, 2012. The remainder will vest on each of April 30, 2013, April 30, 2014, and April 30, 2015, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. For more information about these awards, please see "—Elements of the Executive Compensation Program—Annual Incentives" above.

Option Exercises and Stock Vested

        The following table shows information regarding option exercises by, and the vesting of stock awards held by, the NEOs during the fiscal year ended December 31, 2012

	Option Awards		Stock Awards(1)
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott K. Ginsburg	—	—	121,667	1,309,687
Neil H. Nguyen	—	—	102,667	1,113,607
Craig Holmes	—	—	—	—
Andy Ellenthal	—	—	25,000	266,500
Omar A. Choucair	—	—	—	—
Gal Trifon	—	—	—	—

(1)
Mr. Ginsburg and Mr. Nguyen deferred 100% of their restricted stock unit awards that vested during the fiscal year ended December 31, 2012. All restricted stock units noted in the table above for Mr. Ginsburg and Mr. Nguyen vested during the fiscal year ended December 31, 2012, but the underlying shares for these awards had not yet been delivered or acquired by the executives as of the end of the fiscal year ended December 31, 2012. The receipt of 91,667 of these shares by Mr. Ginsburg and Mr. Nguyen will be deferred until the earliest to occur of the executive's separation from service, death, disability, the occurrence of a change in control or January 2015. The receipt of the remaining shares will be deferred until the earliest to occur of the executive's separation from service, death, the occurrence of a change in control or March 2014 (with respect to Mr. Nguyen) or June 2014 (with respect to Mr. Ginsburg).

Non-Qualified Deferred Compensation

        Messrs. Ginsburg and Nguyen are permitted to elect to defer payment of their restricted stock unit awards. Deferral elections are generally required to be made prior to grant, however, or as otherwise required by the Internal Revenue Code. Deferred restricted stock units are paid in shares on a one for one basis. No additional earnings (either in the form of accrued dividends or dividend equivalents) are paid on deferred restricted stock units. The following table sets forth information regarding the restricted stock units deferred by Messrs. Ginsburg and Nguyen during 2012 and which otherwise would have vested during 2012, the aggregate earnings on such deferred restricted stock units, if any, during fiscal 2012 and the aggregate balance as of December 31, 2012.

Name	Executive Contributions in Last FY(1)		Registrant Contributions in Last FY	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY(3)
Scott K. Ginsburg	$1,309,687	(4)	—	$17,700	—	$1,327,387
Neil H. Nguyen	$1,113,607	(5)	—	$6,490	—	$1,120,097

(1)
The amount reported in this column represents the value of the shares underlying the deferred restricted stock unit award that vested on the relevant vesting date, calculated based on the closing price on such date.

(2)
For the awards deferred by Messrs. Ginsburg and Nguyen that would otherwise have vested in March 2012, the amounts in this column represent the difference in the closing price of the shares of the Company's common stock underlying the vested deferred restricted stock units on such vesting date ($10.32), and the closing price on December 31, 2012, the last trading day of 2012

  ($10.91). The amounts reported in this column are not reported as compensation in the Summary Compensation Table because the earnings are not above market or preferential.

(3)
In each case, the amounts in this column represent the value of shares of the Company's common stock underlying the restricted stock units deferred by the executive valued at $10.91, the closing price on December 31, 2012, the last trading day of 2012. See footnotes 4 and 5 for a description of the portions of the amounts reported in this column that were reported in the Summary Compensation Table.

(4)
Mr. Ginsburg elected to defer payment of 30,000 restricted stock units originally granted in March 2011 that vested in March 2012 until the earliest to occur of his separation from service, death, the occurrence of a change in control or June 2014. The grant date fair value attributable to this portion of the March 2011 award was $1,080,000 and was reported in the Summary Compensation Table. Mr. Ginsburg elected to defer payment of 91,667 restricted stock units originally granted in January 2012 that vested in December 2012 until the earliest to occur of the his separation from service, death, disability, the occurrence of a change in control or January 2015. The grant date fair value attributable to this portion of the January 2012 award was $1,555,583 and was reported in the Summary Compensation Table. Each unit is equivalent to one share of stock.

(5)
Mr. Nguyen elected to defer payment of 11,000 restricted stock units originally granted in March 2011 that vested in March 2012 until the earliest to occur of his separation from service, death, the occurrence of a change in control or March 2014. The grant date fair value attributable to this portion of the March 2011 award was $396,000 and was reported in the Summary Compensation Table. Mr. Nguyen elected to defer payment of 91,667 restricted stock units originally granted in January 2012 that vested in December 2012 until the earliest to occur of the his separation from service, death, disability, the occurrence of a change in control or January 2015. The grant date fair value attributable to this portion of the January 2012 award was $1,555,583 and was reported in the Summary Compensation Table. Each unit is equivalent to one share of stock.

Pension Benefits

        We do not have any qualified or non-qualified defined benefit plans.

Executive Transition and Employment Agreements

        The terms of our executive officers' compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee or the entire Board of Directors. The terms of Mr. Ginsburg's and Mr. Nguyen's employment agreements with us were the result of negotiations between us and these executives and were approved by our Board of Directors. The terms of the employment agreements with Messrs. Holmes, Ellenthal, Choucair, and Trifon were the result of negotiations between Mr. Ginsburg and/or the Compensation Committee and the applicable executive.

Employment Agreements with Messrs. Ginsburg and Nguyen

        Effective January 1, 2012, Mr. Ginsburg transitioned to the role of Executive Chairman and Mr. Nguyen became our Chief Executive Officer.

        In connection with the foregoing transition, the Company entered into new employment agreements with each of Messrs. Ginsburg and Nguyen. Each of the employment agreements has an initial term of three years beginning January 1, 2012, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms. These new employment agreements replaced the existing employment agreements with these executives effective January 1, 2012.

        Under the new employment agreements, Mr. Ginsburg's initial annual base salary will be $630,000, and Mr. Nguyen's initial annual base salary will be $595,000, which amounts will be subject to increase each year at the discretion of the Board of Directors or the Compensation Committee (which increase will be no less than 5% each year in each of 2013 and 2014). Each executive's target annual incentive will be 100% of his then-applicable annual base salary. It is anticipated that 75% of each executive's incentive will be determined based on the Company's achievement of financial objectives for the relevant year, including attainment of revenue and Adjusted EBITDA goals, and that 25% of each executive's incentive will be determined based on subjective individual objectives for the relevant year. Pursuant to an amendment to the new employment agreements dated March 29, 2012, the Compensation Committee specified that, with respect to the corporate component of the annual bonus, an achievement level of 90% relative to the corporate performance objectives will be required for any bonus payout and will result in a bonus payment equal to 50% of the target bonus. Each executive will have a maximum annual bonus equal to 200% of the target bonus, which amount would be payable for an achievement level of 110% or more relative to the corporate performance objectives. Each executive is entitled to four weeks of paid vacation per calendar year, will receive a car allowance totaling $1,000 per month for the term of the agreement, will be reimbursed for financial and tax planning services in an amount up to $7,500 annually and will receive a comprehensive physical at Company expense in an amount up to $5,000 annually. Finally, the Company shall pay the amount of premiums or other costs incurred for the coverage of the executive and his spouse and dependent family members under the Company's health plan.

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

Employment Agreement with Mr. Holmes

        Effective as of November 6, 2012, the Company entered into an Employment Agreement with our Executive Vice President and Chief Financial Officer, Craig Holmes. Pursuant to the Employment Agreement between Mr. Holmes and the Company (the "Holmes Agreement"), the Company agrees to employ Mr. Holmes as its Executive Vice President and Chief Financial Officer for an initial term of three years. Mr. Holmes or the Company may choose not to extend the employment period by providing written notice of non-extension at least 90 days prior to the expiration date.

        Under the Holmes Agreement, Mr. Holmes is entitled to an annualized base salary of $350,000, to be reviewed annually and subject to increase by the Company. Mr. Holmes is also eligible for an annual incentive in a target amount of 43% of base salary, with the annual target incentive criteria 75% based upon the Company's achievement of financial objectives and 25% based on individual and management objectives, the details of which are to be determined in the sole discretion of the Company. This annual bonus is based upon a tiered schedule of achievement, such that he is entitled to receive 50% of his target bonus if he meets at least 90% of target performance, 100% of his target bonus if he meets at least 100% of target performance and 150% of his target bonus if he meets at least 110% or greater of target performance. His bonus for 2012 was prorated to reflect the portion of the year during which he was employed. Mr. Holmes has also received an initial long-term incentive award of 60,000 restricted stock units, 30,000 of which will vest in three equal installments on the first three anniversaries of the date of grant, and 30,000 of which will vest at the end of a three year performance period to include 2013, 2014 and 2015, based on cumulative achievement of 8% annual EBITDA growth and subject to Mr. Holmes' continued employment through the end of such performance period. Finally, Mr. Holmes is also eligible for annual equity awards as determined by the Compensation Committee as part of its annual review of Mr. Holmes' compensation.

        Mr. Holmes is entitled to participate in the Company's stock incentive plans, subject to approval by the Compensation Committee, and is entitled to four weeks of paid vacation per calendar year. During the term of the Holmes Agreement, the Company will pay the amount of premiums or other costs incurred for the coverage of Mr. Holmes and his spouse and dependent family members under the Company's health plan.

        The Holmes Agreement also includes provisions respecting severance. Pursuant to the Holmes Agreement, if Mr. Holmes' employment is terminated due to death, total disability, voluntary resignation by Mr. Holmes for other than good reason (as described below), dissolution and liquidation of the Company, by the Company for cause (as described below) or upon expiration of the employment period following notice by Mr. Holmes not to renew his employment, he is entitled to all arrearages of base salary and unused vacation accrued through the date of termination, payable in accordance with the Company's standard practices, as well as any annual incentive bonus earned, but not paid, prior to the date of termination for any previously completed calendar year, payable in a lump sum payment on the date on which annual bonuses for the calendar year in which his termination occurs are paid to the Company's executive officers generally, but in all events between January 1 and March 15 of the calendar year in which the termination occurs. If Mr. Holmes is terminated by the Company without cause (as described below), by resignation for good reason (as described below) or upon expiration of the employment period following notice by the Company of its election not to renew his employment, he is entitled to receive, (a) all arrearages of base salary and unused vacation accrued through the date of termination, any annual incentive bonus earned, but not paid, prior to the date of termination for any previously completed calendar year, and (b) subject to his executing and not revoking a general release of claims in favor of the Company, (i) severance equal to the sum of 12 months' salary at the rate in effect at the date of termination, payable in accordance with the Company's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination, and (ii) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of

Mr. Holmes' termination of employment, payable in a lump sum payment on the date on which annual bonuses for the calendar year in which his termination occurs are paid to the Company's executive officers generally, but in all events between January 1 and March 15 of the calendar year following the calendar year in which the termination occurs. The restricted stock units Mr. Holmes received as part of his initial long-term incentive award will vest on an accelerated basis if, following a change in control of the company (as defined in the Company's 2011 Incentive Award Plan), Mr. Holmes is terminated by the Company without cause (as described below), he resigns for good reason (as described below) or the Company provides notice of its election not to renew his employment upon expiration of an employment term.

        Under the Holmes Agreement, good reason includes the assignment of duties inconsistent with the title of Executive Vice President and Chief Financial Officer, his removal from such office or any reduction in the scope of his duties, responsibilities, functions, status, offices or title, a material reduction in his support staff, a material reduction in his then-current salary and perquisites, the relocation of the Company's Irving, Texas office of more than 25 miles from the current Irving, Texas office, the transfer of Mr. Holmes to an office other than the Irving, Texas office or a material breach of the Holmes Agreement by the Company. Under the Holmes Agreement, cause includes conviction of or a plea of guilty or nolo contendre by Mr. Holmes to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the Holmes Agreement by Mr. Holmes.

        The Holmes Agreement also contains standard non-solicitation, non-competition and confidentiality provisions.

Employment Agreement with Andy Ellenthal

        Effective as of April 30, 2012, the Company entered into an Employment Agreement with our Executive Vice President—Sales and Operations, Andy Ellenthal (the "Ellenthal Agreement").

        Under the Ellenthal Agreement, Mr. Ellenthal is entitled to an annualized base salary of $400,000, to be reviewed annually and subject to increase by the Company. Mr. Ellenthal is eligible for an annual incentive bonus in a target amount of 75% of his base salary, with the annual target incentive criteria 80% based upon the Company's achievement of financial objectives and 20% based on individual and management objectives, the details of which are to be determined in the sole discretion of the Company. This annual bonus is based upon a tiered schedule of achievement, such that he is entitled to receive 50% of his target bonus if he meets at least 90% of target performance, 100% of his target bonus if he meets at least 100% of target performance and 130% of his target bonus if he meets at least 110% or greater of target performance. His bonus for 2012 was prorated to reflect the portion of the year during which he was employed. Mr. Ellenthal has also received an initial long-term incentive award of 100,000 restricted stock units, which will vest in four equal installments with the first installment vesting on the date that was 90 days following the grant date and the other three installments vesting on the first three anniversaries of the date of grant. Finally, Mr. Ellenthal is also eligible for annual equity awards as determined by the Compensation Committee as part of its annual review of Mr. Ellenthal's compensation.

        Mr. Ellenthal is entitled to participate in the Company's stock incentive plans, subject to approval by the Compensation Committee, and is entitled to four weeks of paid vacation per calendar year. During the term of the Ellenthal Agreement, the Company will pay the amount of premiums or other costs incurred for the coverage of Mr. Ellenthal and his spouse and dependent family members under the Company's health plan.

        The Ellenthal Agreement also includes provisions respecting severance. Pursuant to the Ellenthal Agreement, if Mr. Ellenthal's employment is terminated due to death, total disability, voluntary resignation by Mr. Ellenthal for other than good reason (as described below), dissolution and liquidation of the Company, or by the Company for cause (as described below), he is entitled to all arrearages of base salary and unused vacation accrued through the date of termination, payable in accordance with the Company's standard practices, as well as any annual incentive bonus earned, but not paid, prior to the date of termination for any previously completed calendar year. If Mr. Ellenthal is terminated by the Company without cause or he resigns for good reason, he is entitled to receive, (a) all arrearages of base salary and unused vacation accrued through the date of termination, any annual incentive bonus earned, but not paid, prior to the date of termination for any previously completed calendar year, and (b) subject to his executing and not revoking a general release of claims in favor of the Company, (i) severance equal to the sum of 12 months' salary at the rate in effect at the date of termination, plus (ii) his target annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Ellenthal's termination of employment (which bonus will not be prorated in the event such termination occurs following a change in control of the Company (as defined in the Company's 2011 Incentive Award Plan)), payable in accordance with the Company's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination. The restricted stock units Mr. Ellenthal received as part of his initial long-term incentive award will vest on an accelerated basis if Mr. Ellenthal is terminated by the Company without cause or he resigns for good reason. All equity awards granted to Mr. Ellenthal will vest on an accelerated basis if, following a change in control of the Company, Mr. Ellenthal is terminated by the Company without cause or he resigns for good reason.

        Under the Ellenthal Agreement, good reason includes the assignment of duties inconsistent with the title of Executive Vice President, his removal from such office or any reduction in the scope of his duties, responsibilities, functions, status, offices or title, a material reduction in his support staff, a material reduction in his then-current salary and perquisites, the relocation of the Company's New York office of more than 20 miles from the current New York office, the transfer of Mr. Ellenthal to an office other than the New York office or a material breach of the Ellenthal Agreement by the Company. Under the Ellenthal Agreement, cause includes conviction of or a plea of guilty or nolo contendre by Mr. Ellenthal to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the Ellenthal Agreement by Mr. Ellenthal.

        The Ellenthal Agreement also contains standard non-solicitation, non-competition and confidentiality provisions.

Employment Agreement with Omar A. Choucair (terminated as of December 31, 2012)

        Effective as of December 31, 2008, the Company entered into an Amended and Restated Employment Agreement with our former Executive Vice President and Chief Financial Officer, Omar A. Choucair (the "Choucair Agreement"). Pursuant to the Choucair Agreement, the Company agreed to employ Mr. Choucair as its Chief Financial Officer from the effective date of the Choucair Agreement through December 31, 2011. The Agreement expired by its terms on that date. Under the Choucair Agreement, Mr. Choucair was entitled to an annualized base salary of $335,000 for the year ending December 31, 2009, $345,000 for the year ending December 31, 2010 and $355,000 for the year ending December 31, 2011. Mr. Choucair was eligible for an annual incentive of up to $140,000 during the term of the Choucair Agreement, with the criteria upon which any bonus would be awarded to be determined in the sole discretion of the Compensation Committee. Mr. Choucair was entitled to participate in the Company's stock option plans, was entitled to four weeks of paid vacation per calendar year and was to receive a car allowance totaling $500 per month for the term of the Choucair Agreement. Finally, during the term of the Choucair Agreement, the Company paid the amount of premiums or other costs incurred for the coverage of Mr. Choucair and his spouse and dependent family members under the Company's health plan.

        The Choucair Agreement also included provisions respecting severance. Pursuant to the Choucair Agreement, if Mr. Choucair's employment was terminated prior to the end of the employment term by the Company other than for cause (as described below) or death or by Mr. Choucair for good reason (as described below), he was entitled to the greater of all remaining salary to the end of the employment term, or salary from the date of termination through the second anniversary of the date of termination, at the rate of salary in effect on the date of termination in a lump sum payment. He had no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he was terminated by the Company for cause (as described below), or at the end of the employment term, he would not be entitled to further compensation. Following the end of the employment term, upon termination of his employment with the Company for any reason other than cause, but upon ninety days prior written notice if such termination is by him, the Company shall pay to Mr. Choucair his salary as then in effect for a period of six months in a lump sum payment.

        Pursuant to the terms of the Choucair Agreement, in the event of a change in control, all outstanding stock options held by or on behalf of Mr. Choucair would become fully vested and exercisable.

        Under the Choucair Agreement, good reason included the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company's principal office by more than 20 miles, the transfer to an office other than the principal office or a material breach of the Choucair Agreement by the Company. Under the Choucair Agreement, cause included conviction of or a plea of guilty or nolo contendere by Mr. Choucair to a felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his duties to the Company or any material breach of the Choucair Agreement by Mr. Choucair.

        The Choucair Agreement also contained standard non-solicitation, non-competition and confidentiality provisions.

Transition Agreement with Omar A. Choucair

        Pursuant to an amended and restated employment transition and consulting agreement dated May 31, 2012 (the "Transition Agreement"), Mr. Choucair served as our Executive Vice President and Chief Financial Officer through November 12, 2012. His employment terminated on December 31, 2012. Following his termination of employment, Mr. Choucair will serve as a consultant to the Company through June 30, 2014 (the "Consulting Period") to assist the Company with various endeavors. Mr. Choucair resigned from his position as a member of the Board of Directors of the Company as of May 31, 2012.

        Pursuant to the Transition Agreement, Mr. Choucair was eligible for a target incentive of $200,000 for 2012. Mr. Choucair was also eligible for an additional performance bonus of $200,000 for his service during 2012 as determined by our Chief Executive Officer and President. Following his termination of employment, Mr. Choucair will receive cash severance equal to $177,500, payable in a lump sum on July 1, 2013. For the first six months of the Consulting Period, Mr. Choucair will receive consulting fees in the amount of $28,000 per month. During the final twelve months of the Consulting Period, Mr. Choucair will receive consulting fees in the amount of $1,750 per month. Additionally, pursuant to the Transition Agreement, Mr. Choucair received full vesting credit under his outstanding equity awards on the date of his termination of employment and those equity awards will continue to be exercisable, if applicable, for the duration of the Consulting Period. Mr. Choucair is also entitled to continued health coverage at the Company's expense through June 30, 2014. The foregoing severance benefits and consulting compensation were conditioned on Mr. Choucair's execution of a general release of claims in favor of the Company.

Employment Agreement with Gal Trifon (terminated as of December 31, 2012)

        In June 2011, the Company acquired MediaMind. In connection with that acquisition, the Company entered into a new employment agreement with Gal Trifon, our Chief Digital Officer.

        Under the employment agreement, Mr. Trifon's initial annual base salary was $387,000, which amount was subject to review each year. Mr. Trifon was eligible to receive a quarterly incentive of at least $25,000 based on predefined corporate business objectives. In addition, unless Mr. Trifon was a participant in the Company's annual incentive program for its executives, the Company was to pay to him an incentive based on the annual revenue of MediaMind and its subsidiaries, as follows: (1) 0.125% of the annual revenue of MediaMind Technologies up to the expected revenue stated in the operational budget of that year, and (2) 0.1875% of the annual revenue of MediaMind that exceeded the expected annual revenue stated in the operational budget of that year. In the event of Mr. Trifon's termination of employment for any reason other than cause, Mr. Trifon would have been entitled to receive a pro rata portion of the foregoing incentive. Mr. Trifon was entitled to 25 days of paid vacation per calendar year. As required by Israeli law, the Company was to also insure Mr. Trifon in a manager's insurance policy and pay an annual premium of approximately 11% of his annual base salary for such policy. The Company also contributed an amount equal to 5% of Mr. Trifon's annual base salary towards a further education fund for his benefit. Mr. Trifon was also entitled to a meal allowance on working days.

        Pursuant to the employment agreement, Mr. Trifon was granted stock options to purchase 75,000 shares of our common stock in connection with his commencement of employment. This award vested monthly over a period of three years. In addition, 50% of any unvested options subject to this award would have vested upon the occurrence of a change in control and 100% of the options subject to this award would have vested in the event of Mr. Trifon's termination of employment by the Company without cause (as defined below) or his resignation for good reason (as defined below) within 12 months following a change in control.

        The employment agreement also included provisions respecting termination of Mr. Trifon's employment. As required by Israeli law, either party may have terminated the employment relationship upon six months' prior notice (unless Mr. Trifon's employment was terminated for cause). During the foregoing prior notice period (which also applied in the event of Mr. Trifon's termination of employment by reason of his disability), the Company was obligated to continue to pay to Mr. Trifon his base salary and the quarterly and revenue-based incentive bonuses described above and all stock options granted to Mr. Trifon would continue to vest. In lieu of providing this prior notice, the Company may have elected to pay to Mr. Trifon the amounts he would otherwise have received during the prior notice period. Following Mr. Trifon's termination of employment for any reason other than cause, the right to receive the manager's insurance policy and the further education fund was to be transferred to Mr. Trifon. In the event of Mr. Trifon's termination for cause, only that portion of the manager's insurance policy attributable to his contributions would have been transferred to him.

        For purposes of the employment agreement, good reason included a reduction in salary, the relocation of Mr. Trifon's principal place of employment by more than fifty kilometers, or a material and adverse reduction in Mr. Trifon's duties or responsibilities. For purposes of the employment agreement, cause included conviction of any felony involving moral turpitude or affecting the Company or any of its affiliates, embezzlement of funds, any breach of fiduciary duties or duty of care, or any conduct materially detrimental to the Company or one of its affiliates.

        The agreement also contained standard confidentiality, non-competition and non-solicitation covenants.

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

Scott K. Ginsburg, Executive Chairman

        The following table summarizes the potential payments to Mr. Ginsburg assuming his employment with us was terminated or a change in control occurred on December 31, 2012, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability(2)	Termination by us without Cause or by Mr. Ginsburg for Good Reason(1)
Base Salary	$1,260,000	$—	$1,260,000
Bonus	$630,000	$630,000	$—
Acceleration of Vesting of Equity Awards:
Number of Restricted Stock Units	547,579	547,579	243,333
Value(3)	$5,974,087	$5,974,087	$2,654,763

Total	$7,864,087	$6,604,087	$3,914,763

(1)
The "Change in Control" column reflects the base salary, bonus and equity award acceleration that would be paid or earned by Mr. Ginsburg in the event of his involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2012. Pursuant to the employment agreement between the Company and Mr. Ginsburg which became effective January 1, 2012, as described above, if Mr. Ginsburg's employment is terminated prior to the end of the employment term by the Company other than for cause or by Mr. Ginsburg for good reason, he is entitled to (a) his base salary from the date of termination through the remaining term of the agreement, at the rate of salary in effect on the date of termination, payable in a lump sum payment, plus (b) in the event such termination occurs following a change in control, the annual incentive which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurred, which annual incentive will be determined by the Compensation Committee based on the Company's performance for such year and in accordance with the terms of the applicable incentive program for such year, payable in a lump sum payment. For purposes of the foregoing table, Mr. Ginsburg's 2012 bonus is assumed to be paid at the targeted amount. In addition, 60,000 of Mr. Ginsburg's outstanding unvested restricted stock units as of December 31, 2012 would vest upon the occurrence of a change in control (without regard to whether Mr. Ginsburg's employment is terminated thereafter) and the remainder of Mr. Ginsburg's outstanding unvested restricted stock units as of December 31, 2012 will vest in the event of his involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control. Because the "Change in Control" column assumes Mr. Ginsburg's involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, with such termination and change in control occurring on December 31, 2012, the accelerated vesting of all of his outstanding restricted stock units as of such date is reflected in this column.

(2)
In the event of Mr. Ginsburg's death or his termination of employment by reason of his disability during the employment term under his employment agreement, he is entitled to receive the annual bonus amount as described in clause (b) of footnote 1 above. For purposes of the foregoing table, Mr. Ginsburg's 2012 bonus is assumed to be paid at the targeted amount. All of Mr. Ginsburg's outstanding unvested restricted stock units will also vest in the event of his death or his termination of employment by reason of his disability.

(3)
Value upon acceleration is calculated using a value of our common stock of $10.91 per share, the closing price of our common stock on December 30, 2012.

Neil H. Nguyen, Chief Executive Officer and President

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with us was terminated or a change in control occurred on December 31, 2012, the last day of our most recently completed fiscal year.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability(2)	Termination by us without Cause or by Mr. Nguyen for Good Reason(1)
Base Salary	$1,190,000	$—	$1,190,000
Bonus	$595,000	$595,000	$—
Acceleration of Vesting of Equity Awards:
Number of Restricted Stock Units	417,654	417,654	205,333
Value(3)	$4,556,605	$4,556,605	$2,240,183

Total	$6,341,605	$5,151,605	$3,430,183

(1)
The "Change in Control" column reflects the base salary, bonus and equity award acceleration that would be paid or earned by Mr. Nguyen in the event of his involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2012. Pursuant to the employment agreement between the Company and Mr. Nguyen which became effective January 1, 2012, as described above, if Mr. Nguyen's employment is terminated prior to the end of the employment term by the Company other than for cause or by Mr. Nguyen for good reason, he is entitled to (a) his base salary from the date of termination through the remaining term of the agreement, at the rate of salary in effect on the date of termination, with 12 months of his base salary payable over the severance period in accordance with the Company's then standard payroll practices and the remainder payable in a lump sum payment, plus (b) in the event such termination occurs following a change in control, the annual incentive which he would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurred, which annual incentive will be determined by the Compensation Committee based on the Company's performance for such year and in accordance with the terms of the applicable incentive program for such year, payable in a lump sum payment. For purposes of the foregoing table, Mr. Nguyen's 2012 bonus is assumed to be paid at the targeted amount. In addition, 22,000 of Mr. Nguyen's outstanding unvested restricted stock units as of December 31, 2012 would vest upon the occurrence of a change in control (without regard to whether Mr. Nguyen's employment is terminated thereafter) and the remainder of Mr. Nguyen's outstanding unvested restricted stock units as of December 31, 2012 will vest in the event of his involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control. Because the "Change in Control" column assumes Mr. Nguyen's involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, with such termination and change in control occurring on December 31, 2012, the accelerated vesting of all of his outstanding restricted stock units as of such date is reflected in this column.

(2)
In the event of Mr. Nguyen's death or his termination of employment by reason of his disability during the employment term under his employment agreement, he is entitled to receive the annual bonus amount as described in clause (b) of footnote 1 above. For purposes of the foregoing table, Mr. Nguyen's 2012 bonus is assumed to be paid at the targeted amount. All of Mr. Nguyen's outstanding unvested restricted stock units will also vest in the event of his death or his termination of employment by reason of his disability.

(3)
Value upon acceleration is calculated using a value of our common stock of $10.91 per share, the closing price of our common stock on December 30, 2012.

Craig Holmes, Executive Vice President and Chief Financial Officer

        The following table summarizes the potential payments to Mr. Holmes assuming his employment with us was terminated or a change in control occurred on December 31, 2012.

Benefits and Payments	Termination by us without Cause or by Mr. Holmes for Good Reason(1)	Termination by us without Cause or by Mr. Holmes for Good Reason Following a Change in Control(2)
Base Salary(3)	$350,000	$350,000
Bonus(3)	$23,027	$23,027
Accelerated Vesting of Equity Awards:
Number of Restricted Stock Units	—	60,000
Value(4)	—	$654,600

Total	$373,027	$1,027,627

(1)
Reflects the base salary and bonus that would be paid to or earned by Mr. Holmes in the event of his involuntary termination of employment by the Company without cause, his voluntary termination of employment for good reason, or the expiration of his employment agreement following notice of nonrenewal by the Company, assuming such termination occurred on December 31, 2012, and was not following a change in control.

(2)
Reflects the base salary, bonus and equity award acceleration that would be paid to or earned by Mr. Holmes in the event of his involuntary termination of employment by the Company without cause, his voluntary termination of employment for good reason, or the expiration of his employment agreement following notice of nonrenewal by the Company, in each case following a change in control, assuming such termination and change in control occurred on December 31, 2012.

(3)
Pursuant to the employment agreement between the Company and Mr. Holmes which became effective November 6, 2012, as described above, if Mr. Holmes's employment is terminated by the Company without cause, by Mr. Holmes for good reason, or upon the expiration of his employment agreement following notice of nonrenewal by the Company, he is entitled to severance equal to the sum of (a) 12 months' salary at the rate in effect at the date of termination, payable in accordance with the Company's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination, and (b) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Holmes' termination of employment, payable in a lump sum payment on the date on which annual bonuses for the calendar year in which his termination occurs are paid to the Company's executive officers generally, but in all events between January 1 and March 15 of the calendar year following the calendar year in which the termination occurs. For purposes of the foregoing table, Mr. Holmes's 2012 bonus is assumed to be paid at the targeted amount and prorated for the portion of calendar year 2012 during which Mr. Holmes was employed.

(4)
Value upon acceleration is calculated using a value of our common stock of $10.91 per share, the closing price of our common stock on December 31, 2012.

Andy Ellenthal, Executive Vice President—Sales and Operations

        The following table summarizes the potential payments to Mr. Ellenthal assuming his employment with us was terminated or a change in control occurred on December 31, 2012, the last day of our most recently completed fiscal year.

Benefits and Payments	Termination by us without Cause or by Mr. Ellenthal for Good Reason(1)	Termination by us without Cause or by Mr. Ellenthal for Good Reason Following a Change in Control(2)
Base Salary(3)	$400,000	$400,000
Bonus(3)	$200,000	$300,000
Accelerated Vesting of Equity Awards:
Number of Restricted Stock Units	75,000	75,000
Value(4)	$818,250	$818,250

Total	$1,418,250	$1,518,250

(1)
Reflects the base salary and bonus that would be paid to or earned by Mr. Ellenthal in the event of his involuntary termination of employment by the Company without cause, his voluntary termination of employment for good reason, assuming such termination occurred on December 31, 2012, and was not following a change in control.

(2)
Reflects the base salary, bonus and equity award acceleration that would be paid to or earned by Mr. Ellenthal in the event of his involuntary termination of employment by the Company without cause, his voluntary termination of employment for good reason, in each case following a change in control, assuming such termination and change in control occurred on December 31, 2012.

(3)
Pursuant to the employment agreement between the Company and Mr. Ellenthal which became effective April 30, 2012, as described above, if Mr. Ellenthal's employment is terminated by the Company without cause, by Mr. Ellenthal for good reason, he is entitled to severance equal to the sum of (a) 12 months' salary at the rate in effect at the date of termination, payable in accordance with the Company's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination, and (b) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Ellenthal's termination of employment. In the event Mr. Ellenthal's employment is terminated without cause or resignation for good reason occurs following a Change in Control, such bonus will not be pro-rated. All amounts will be payable in equal bi-weekly installments over a period of 12 months following the date of termination in accordance with the Company's regular payroll pay practices. For purposes of the foregoing table, Mr. Ellenthal's 2012 bonus is assumed to be paid at the targeted amount.

(4)
Value upon acceleration is calculated using a value of our common stock of $10.91 per share, the closing price of our common stock on December 31, 2012.

Director Compensation

  Director Compensation Table

        The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2012.

Name(1)	Fees Earned or Paid in Cash ($)	Stock-based Compensation	Total ($)
Lisa Gallagher(2)	145,000	—	145,000
David M. Kantor	145,000	—	145,000
John R. Harris(3)	310,000	—	310,000
Jeff Rich(3)	332,000	—	332,000
C. H. Moore(3)	265,000	—	265,000

(1)
Scott Ginsburg, our Executive Chairman, Neil Nguyen, our Chief Executive Officer and President, and Omar Choucair, our former Executive Vice President and Chief Financial Officer, are not included in this table because they are employees and thus receive no compensation for their services as directors. The compensation received by Messrs. Ginsburg, Nguyen and Choucair as employees is shown in the Summary Compensation Table above. Mr. Choucair resigned from his position as a member of the Board of Directors as of May 31, 2012.

(2)
Ms. Gallagher did not stand for re-election to the Board of Directors at our Annual Meeting on February 21, 2013, and ceased to serve as a director on that date.

(3)
Amount of fees earned also includes fees paid pursuant to service on the Special Committee as discussed on page 49.

  Director Compensation Policy and Other Payments

        Messrs. Ginsburg and Nguyen are not paid any fees or other compensation for services as members of our Board of Directors or of any committee of our Board of Directors.

        Pursuant to the Company's director compensation policy, each non-employee director receives an annual cash retainer of $50,000. In addition, the chairman of each committee receives an additional annual cash retainer as follows:

Audit Committee Chairman Retainer	$20,000
Compensation Committee Chairman Retainer	$15,000
Nominating Committee Chairman Retainer	$12,000

        Each non-employee director receives an annual restricted stock award on the date of each annual meeting of the Company's stockholders, with an estimated grant-date fair value of $95,000. These annual awards will vest on the first anniversary of the date of grant. In addition, all of these awards will vest in the event of a change of control. Members of our Board of Directors are also eligible to receive grants of equity awards upon joining the Board of Directors. In 2012, the $95,000 equity award was paid in cash. Because we did not hold our 2011 annual meeting of stockholders until February 2012, our non-employee directors did not receive any equity awards during 2012.

        As compensation for their service during mid-May 2012 through mid-October 2012 on a committee of the Board of Directors which primarily evaluated potential transactions and then operational issues involving the Company, the Board authorized the payment to each of Messrs. Rich and Harris of a monthly fee of $10,000. Upon the reestablishment of the Special Committee in July 2012, the Board authorized the payment, for the period of August-November 2012, of $100,000 to Mr. Rich (less his 2011 Special Committee retainer payment of $25,000), as chairman of the Special Committee, and $80,000 to each of Messrs. Harris and Moore (less the 2011 Special Committee retainer payment to each director of $20,000). The monthly compensation arrangement for the Special Committee members was extended by the Board to provide for payment by the Company, during December 2012 through March 2013, of $25,000 per month to Mr. Rich, as Chairman of the Special Committee, and $20,000 per month to each of Messrs. Harris and Moore. The payments to the Special Committee members were not and are not conditioned on the Special Committee approving any outcome or transaction relating to the Company's review of its strategic alternatives.

Risk Assessment of Compensation Program

        In April 2013, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management's risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our Compensation Committee.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Harris (Chairman), Kantor and Markham. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2012, or at any other time, an officer or employee of the Company.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of our common stock as of April 15, 2013, except as noted, for (a) each stockholder known by us to own beneficially more than 5% of our common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; (d) and all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

        The percentage ownership is based upon 27,729,658 shares of common stock outstanding as of April 15, 2013.

        For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days of April 15, 2013 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned as of April 15, 2013(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott K. Ginsburg(2)	2,530,774	9.1%
Moon Doggie Family Partnership
Neil H. Nguyen(3)	401,042	*
Craig Holmes	—	*
Andy Ellenthal	25,994	*
John R. Harris	2,439	*
Jeffrey A. Rich	12,268	*
David M. Kantor(4)	29,268	*
C. H. Moore	4,939	*
Melissa Fisher(5)	—	*
Peter Markham(5)	—	*
Alex Meruelo Living Trust(6)	3,556,570	12.8%
9550 Firestone Blvd Suite 105 Downey, CA 90241
BlackRock Advisors, LLC	2,385,825	8.6%
40 East 52nd Street New York, NY 10022

	Shares Beneficially Owned as of April 15, 2013(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Clinton Group, Inc	1,631,380	5.9%
9 West 57th Street 26th Floor New York, NY 10019
Anthion Capital GP LLC	1,460,693	5.3%
160 Mercer St., 2nd Floor New York, NY 10012
The Vanguard Group, Inc.	1,996,077	7.2%
PO Box 2600 V26 Valley Forge PA 19482-2600
All directors and executive officers as a group (10 persons)(7)	3,006,724	10.6%

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

(2)
Includes 2,038,262 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. (Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P.). Also includes options exercisable into 100,000 shares of common stock. Also includes 90,000 shares issuable pursuant to restricted stock units that could be distributed to Mr. Ginsburg within 60 days of April 15, 2013.

(3)
Includes options exercisable into 314,270 shares of common stock.

(4)
Includes options exercisable into 5,000 shares of common stock.

(5)
Elected to the Board of Directors on February 21, 2013.

(6)
Based upon a Form 4 filed by the holder on April 12, 2013.

(7)
Includes options exercisable into 419,270 shares of common stock and 90,000 shares issuable pursuant to restricted stock units that could be distributed to Mr. Ginsburg within 60 days of April 15, 2013.

Equity Compensation Plan Information

2012 Equity Compensation Plan Information

        The following table provides certain aggregate information with respect to all of the Company's equity compensation plans in effect as of December 31, 2012.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,835,339	$9.74	981,882
Equity compensation plans not approved by security holders	—	—	—
Total	3,835,339	$9.74	981,882

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

        The information required by Item 407(a) of Regulation S-K relating to director independence is found on page 8 under "Corporate Governance—Independence".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following is a summary of the fees billed to the Company by Ernst & Young LLP, the principal accountant for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Audit Fees	$1,800,000	$1,831,481
Audit Related Fees	—	695,331
Tax Fees	950,086	436,186
All Other Fees	3,000	2,890
Total	$2,753,086	$2,965,888

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

  Audit Related Fees

        We paid Ernst & Young $695,331 in 2011 for due diligence services related to 2011 acquisitions.

  Tax Fees

        We paid Ernst & Young $950,086 in 2012 for tax consultation services related to our international expansion.

  All Other Fees

        These fees were paid to gain access to Ernst & Young's online accounting research tool.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Registered Public Accounting Firm

        Consistent with the policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve between committee meetings those services that have not already been pre-approved by the Committee. The Chair is required to report any such pre-approval decisions to the full Committee at its next scheduled meeting.

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

DIGITAL GENERATION, INC.
Date: April 30, 2013	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name		Title	Date

* Scott K. Ginsburg		Chairman of the Board of Directors	April 30, 2013
/s/ NEIL H. NGUYEN Neil H. Nguyen		Chief Executive Officer, President and Director	April 30, 2013
* Craig Holmes		Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013
* Cecil H. Moore		Director	April 30, 2013
* David M. Kantor		Director	April 30, 2013
* Jeffrey A. Rich		Director	April 30, 2013
* John R. Harris		Director	April 30, 2013
* Melissa Fisher		Director	April 30, 2013
* Peter Markham		Director	April 30, 2013
*By:	/s/ NEIL H. NGUYEN Neil H. Nguyen As Attorney-in-Fact Pursuant to Powers of Attorney Previously Filed

Index to Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.