Form 10-Q
period 2013-03-31
Digital Generation, Inc.
filed 2013-05-10
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 9, 2013, the registrant had 27,770,413 shares of Common Stock, par value $0.001, outstanding.

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

•      our ability to achieve anticipated synergies from our acquisitions and our acquisitions not performing in accordance with our expectations;

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

PART I—FINANCIAL INFORMATION

Item I.                     FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$47,330	$84,520
Short-term investments	—	314
Accounts receivable (less allowances of $2,786 in 2013 and $2,499 in 2012)	90,180	97,583
Deferred income taxes	864	864
Other current assets (includes restricted cash of $1,932 in 2013 and $1,917 in 2012)	21,207	21,997
Total current assets	159,581	205,278
Property and equipment, net	65,413	66,169
Goodwill	368,755	369,137
Intangible assets, net	172,397	180,156
Deferred income taxes	171	171
Other non-current assets (includes restricted cash of $4,005 in 2013 and $4,178 in 2012)	17,223	16,300
Total assets	$783,540	$837,211

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$35,650	$76,950
Accounts payable	6,497	7,794
Accrued liabilities	33,484	38,291
Deferred income taxes	37	37
Deferred revenue	1,916	1,627
Total current liabilities	77,584	124,699
Long-term debt, net of current portion	367,472	376,968
Deferred income taxes	29,669	28,028
Other non-current liabilities	17,121	16,322
Total liabilities	491,846	546,017

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,173 issued and 27,669 outstanding at March 31, 2013; 29,163 issued and 27,659 outstanding at December 31, 2012	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	650,826	647,515
Accumulated other comprehensive loss	(3,338)	(1,655)
Accumulated deficit	(320,275)	(319,147)
Total stockholders’ equity	291,694	291,194
Total liabilities and stockholders’ equity	$783,540	$837,211

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Television	$57,908	$61,831
Online	34,069	31,018
Total revenues	91,977	92,849
Cost of revenues (excluding depreciation and amortization):
Television	21,116	20,439
Online	12,269	12,541
Total cost of revenues	33,385	32,980
Operating expenses:
Sales and marketing	17,997	14,673
Research and development	5,088	6,938
General and administrative	10,311	13,164
Acquisition, integration and other	2,662	1,470
Depreciation and amortization	15,004	13,229
Total operating expenses	51,062	49,474
Income from operations	7,530	10,395
Other expense:
Interest expense	8,961	8,093
Interest (income) and other, net	(174)	(10)
Income (loss) before income taxes	(1,257)	2,312
Provision (benefit) for income taxes	(129)	1,033
Income (loss) from continuing operations	(1,128)	1,279
Discontinued operations:
Loss from discontinued operations	—	(291)
Net income (loss)	$(1,128)	$988

Basic income (loss) per common share:
Continuing operations	$(0.04)	$0.05
Discontinued operations	—	(0.01)
Total	$(0.04)	$0.04

Diluted income (loss) per common share:
Continuing operations	$(0.04)	$0.05
Discontinued operations	—	(0.01)
Total	$(0.04)	$0.04

Weighted average common shares outstanding:
Basic	27,668	27,210
Diluted	27,668	27,311

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(1,128)	$988
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(47)	340
Unrealized gain on available for sale securities, net of tax	86	368
Foreign currency translation adjustment	(1,722)	1,918
Total other comprehensive income (loss)	(1,683)	2,626

Total comprehensive income (loss)	$(2,811)	$3,614

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	29,163	$29	(1,504)	$(35,548)	$647,515	$(1,655)	$(319,147)	$291,194
Common stock issued on exercise of stock options	1	—	—	—	6	—	—	6
Common stock issued under employee stock purchase plan	9	—	—	—	87	—	—	87
Share-based compensation	—	—	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	—	—	(1,683)	—	(1,683)
Net loss	—	—	—	—	—	—	(1,128)	(1,128)
Balance at March 31, 2013	29,173	$29	(1,504)	$(35,548)	$650,826	$(3,338)	$(320,275)	$291,694

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,128)	$988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7,495	5,965
Amortization of intangibles	7,509	7,264
Deferred income taxes	1,629	(1,156)
Provision for accounts receivable losses	770	603
Share-based compensation	3,218	4,471
Other	385	230
Changes in operating assets and liabilities:
Accounts receivable	6,530	10,102
Other assets	68	(4,606)
Accounts payable and other liabilities	(5,198)	(11,453)
Deferred revenue	295	(377)
Net cash provided by operating activities	21,573	12,031

Cash flows from investing activities:
Purchases of property and equipment	(3,078)	(5,445)
Capitalized costs of developing software	(3,844)	(2,940)
Long-term investment	—	(1,000)
Proceeds from sale of short-term investments	314	3,350
Other	8	(13)
Net cash used in investing activities	(6,600)	(6,048)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	93	91
Repayments of capital leases	(85)	(133)
Repayments of long-term debt	(51,225)	(26,225)
Net cash used in financing activities	(51,217)	(26,267)

Effect of exchange rate changes on cash and cash equivalents	(946)	580
Net decrease in cash and cash equivalents	(37,190)	(19,704)
Cash and cash equivalents at beginning of year	84,520	72,575

Cash and cash equivalents at end of period	$47,330	$52,871

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,551	$7,238
Cash (received) paid for income taxes	$(1,420)	$3,619

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

We market our services directly in the United States and through our subsidiaries in several countries, including Canada, Israel, the United Kingdom, France, Germany, Australia, Ireland, Spain, Japan, China, Mexico and Brazil. See Note 11.

Acquisitions

During 2012 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
North Country	July 31, 2012	$3.7	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock

Each of the acquired businesses has been included in our results of operations since the date of closing.  Due to these acquisitions and related costs, our 2013 and 2012 operating results are not entirely comparable.  See Note 4.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

Seasonality and Political Advertising

Our business is seasonal.  Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.  Further, our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of our long-lived assets, the adequacy of our allowance for doubtful accounts and credit memo reserves, office closure exit costs, contingent consideration and income taxes. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

During the three months ended March 31, 2012, we reduced our estimated bonus for 2011 by approximately $1.1 million. The reduction was credited to general and administrative expense during the three months ended March 31, 2012.  The revised estimate increased income from continuing operations, net income and diluted earnings per share by $0.6 million, $0.6 million and $0.02, respectively, during the three months ended March 31, 2012.

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Derivative Instruments

We enter into foreign currency forward contracts and options with a single counterparty (i.e., an Israeli bank) to hedge the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar. Portions of these transactions are designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in our balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness, which historically has not been material, is recognized in the statement of operations (interest income and other, net).

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options. At March 31, 2013, we had $11.6 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.5 million ($0.6 million asset, net of a $0.1 million liability). The net asset is included in “other current assets” and is expected to be recognized in our results of operations in the next 12 months. As a result of our hedging activities, for the three months ended March 31, 2013 and 2012 we incurred gains of $0.2 million and $0.0 million, respectively.  The vast majority of any gain or loss is included in various operating expenses.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.6 million of cash in bank accounts with our counterparty.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, for the three months ended March 31, 2013 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(2,024)	$373	$(4)	$(1,655)

Other comprehensive income (loss) before reclassifications	(1,722)	94	86	(1,542)
Amounts reclassified out of AOCL	—	(141)	—	(141)
Net current period activity	(1,722)	(47)	86	(1,683)

Balance at March 31, 2013	$(3,746)	$326	$82	$(3,338)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of operations for the three months ended March 31, 2013 (in thousands):

	Amount Reclassified out of AOCL	Affected Line Item in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$22	Cost of revenues
Foreign currency derivatives	14	Sales and marketing
Foreign currency derivatives	128	Research and development
Foreign currency derivatives	36	General and administrative
Foreign currency derivatives	(1)	Interest income and other, net
Total before taxes	199
Tax amounts	(58)
Income after tax	$141

Acquisition, Integration and Other Expenses

Acquisition, integration and other expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees), costs to integrate an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  A summary of our acquisition, integration and other expenses are as follows (in thousands):

	Three Months Ended March 31,
Description	2013	2012
Legal, accounting and due diligence fees	$4	$278
Severance	483	1,179
Strategic alternatives	785	—
MediaMind preacquisition liability	720	—
Proxy contest	446	—
Integration costs	224	13
Total	$2,662	$1,470

Discontinued Operations

In 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit since it was not deemed to be part of our core business going forward.  As a result, the Springbox operating results have been reclassified to discontinued operations in the accompanying consolidated statements of operations.  The Springbox operation was sold on June 1, 2012.  For the three months ended March 31, 2012, Springbox reported revenues, loss from discontinued operations and diluted loss per share from discontinued operations of $0.9 million, $0.3 million and $0.01, respectively.

2.  Recently Adopted Accounting Guidance

Effective January 1, 2013, we adopted ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350.  If the entity concludes otherwise, no further quantitative assessment is required.  Presently, our only indefinite long-lived intangible asset is goodwill. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

Effective January 1, 2013, we adopted ASU 2013-02, “Comprehensive Income (Topic 350)” which requires entities to disclose information showing the effect of items reclassified from accumulated other comprehensive income (loss) on the line items in the statement of operations.  The provisions of this new guidance were effective prospectively beginning January 1, 2013.  Accordingly, we have included enhanced footnote disclosure for the three months ended March 31, 2013 in Note 1.  Other than the additional disclosure, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012.  The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at March 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options	(b)	$—	$514	$—	$514
Springbox revenue sharing	(b)(c)	—	—	768	768
Marketable equity securities	(c)	423	—	—	423
Total		$423	$514	$768	$1,705
Liabilities:
Revenue earnouts	(d)(e)	$—	$—	$1,656	$1,656

		Fair Value Measurements at December 31, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$4,004	$—	$—	$4,004
Currency forward derivatives/options	(b)	—	445	—	445
Springbox revenue sharing	(b)(c)	—	—	768	768
Marketable equity securities	(c)	337	—	—	337
Total		$4,341	$445	$768	$5,554
Liabilities:
Revenue earnouts	(d)(e)	$—	$—	$2,857	$2,857

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in accrued liabilities.

(e) Included in other non-current liabilities.

The fair value of our money market funds and marketable equity securities were determined based upon quoted market prices. Our marketable equity securities relate to a single issuer with an adjusted cost basis of $0.3 million.  The currency forwards/options are derivative instruments whose value is based upon quoted market prices from various market participants.

In connection with the sale of Springbox we are entitled to receive a percentage of the revenues collected by the business for three years after the closing date (June 1, 2012). We have estimated the future revenues of Springbox based on the historical revenues and certain other factors, discounted to their present value.  The following table provides a reconciliation of changes in the fair values of our Level 3 assets (in thousands):

Revenue Sharing Arrangement
Balance at December 31, 2012	$768
Additions	—
Change in fair value recognized in earnings	—
Balance at March 31, 2013	$768

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

	Revenue Earnouts
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$2,857	$1,673
Payments	(1,201)	—
Change in fair value recognized in earnings	—	(17)
Balance at end of period	$1,656	$1,656

One of our revenue earnouts requires a minimum level of 2012 revenues to be collected by June 30, 2013.  If a sufficient portion of the 2012 revenues are not collected during the first six months of 2013, then the entire $0.8 million liability balance will be reversed with a corresponding credit to cost of revenues.

The fair value of our debt (see Note 6) at March 31, 2013 was approximately $410.2 million based on the average trading price (a Level 1 fair value measurement).

4.  Acquisitions

During 2012 we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
North Country	July 31, 2012	$3.7	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock

Each of the acquired businesses has been included in our results of operations since the date of closing.  Accordingly, 2013 and 2012 operating results are not entirely comparable due to these acquisitions and related costs.

The following pro forma information presents our results of operations for the three month period ended March 31, 2012 as if (i) the acquisitions of North Country and Peer 39 and (ii) the disposition of the Chors assets had occurred on January 1, 2012 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	Unaudited Three Months Ended March 31, 2012
	As Reported	Pro Forma
Revenue	$92,849	$93,193
Income (loss) from continuing operations	1,279	(2)
Income (loss) per share—continuing operations:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00

5. Goodwill

Changes in the carrying value of our goodwill by reporting unit for the three months ended March 31, 2013 are as follows (in thousands):

	Television	Online	SourceEcreative	Total
Balance at December 31, 2012:
Goodwill	$364,344	$353,679	$1,998	$720,021
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	233,053	134,086	1,998	369,137

Foreign currency translation	382	—	—	382

Balance at March 31, 2013:
Goodwill	363,962	353,679	1,998	719,639
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	$232,671	$134,086	$1,998	$368,755

Risk of Future Impairment

During 2012, we recorded a total of $219.6 million of goodwill impairment charges related to our online reporting unit.  The 2012 charges primarily related to reducing our forecasts to address weaker than previously expected operating results, and softer market conditions and trends.  As a result of the charges, the online reporting unit’s goodwill was adjusted to its then implied fair value.  We determine fair value based on a combination of the discounted cash flow methodology (which uses our internal forecasts as to future cash flows by reporting unit) and the guideline public company approach.  If our actual operating results, or our future expected operating results, were to fall sufficiently below our current forecasts, we may be required to record another goodwill impairment charge for the online reporting unit.

Further, at December 31, 2012, the fair value of our television reporting unit only exceeded its carrying value by 13%.  Similar to the online reporting unit, to the extent our actual or future expected operating results of the television reporting unit were to fall sufficiently below our current forecasts, we may be required to record a goodwill impairment charge for the television reporting unit.  At December 31, 2012, the fair value of our SourceEcreative reporting unit exceeded its fair value by 977%.

At March 31, 2013, our market capitalization was well below the book value of our stockholders’ equity.  If our market capitalization remains well below our stockholders’ equity for an extended period, we may be required to record another goodwill impairment charge.

6.  Long-Term Debt

Long-term debt as of March 31, 2013 and December 31, 2012 is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Term loans	$406,425	$457,650
Less unamortized discount	(3,303)	(3,732)
Revolving loans	—	—
Subtotal	403,122	453,918
Less current portion	(35,650)	(76,950)

Long-term portion	$367,472	$376,968

Amended Credit Facility

In July 2011, we entered into a credit agreement that originally provided for $490 million of term loans (the “Term Loans”) and $120 million of revolving loans. In March 2013, we and our lenders amended the credit agreement to (i) increase the maximum allowable consolidated leverage ratio covenants, (ii) reduce the minimum fixed charge coverage ratio covenants, (iii) reduce the revolving loans to a maximum of $50 million (the “Revolving Loans”), (iv) increase the interest rate on our borrowings, (v) increase the scheduled quarterly principal payments, (vi) revise the mandatory excess cash flow (“ECF”) principal payments, (vii) require an additional $50 million principal payment (which was made in March 2013), and (viii) make certain other changes. The credit agreement, as amended in March 2013, is referred to herein as the “Amended Credit Facility.”

The Term Loans were fully funded at the July 2011 closing net of a 1.0% original issue discount.  The Term Loans, as amended, mature in July 2018, bear interest at the greater of (i) LIBOR plus 6.0% or (ii) 7.25% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments as follows:

Fiscal Quarter Ending	Minimum Quarterly Principal Payment (in thousands)
June 30, 2013	$8,575
September 30, 2013	8,575
December 31, 2013	8,575
Each quarter thereafter	6,125

The Term Loans also require an annual principal payment based on a percentage of our ECF (as defined in the Amended Credit Facility) which at March 31, 2013 was estimated to be $3.8 million and is included in the current portion of long-term debt. The ECF principal payments are reduced by scheduled and voluntary principal payments and fluctuate based on our consolidated leverage ratio (as defined in the Amended Credit Facility) as follows:

Consolidated Leverage Ratio	ECF Prepayment as a Percentage of Consolidated EBITDA (as defined)
Greater than 3.00	75%
2.25 to 3.00	50%
1.25 to 2.25	25%
Less than 1.25	0%

The Revolving Loans mature in July 2016 and bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At March 31, 2013, we had $47.0 million of funds available under the Revolving Loans (reflecting $3.0 million of outstanding letters of credit issued under the credit facility which reduces the amount of borrowings available to us under the Revolving Loans).  Our ability to borrow funds under the Revolving Loans is subject to maintaining compliance with the financial covenants discussed below.  Thus, depending upon (i) how much room we have under our financial covenants at the time of the borrowing and, potentially (ii) whether or not the purpose for the borrowing would impact our consolidated EBITDA (as would be the case if we were to acquire another business), our ability to borrow against the Revolving Loans may be limited.

In connection with entering into the original credit facility in July 2011, we incurred debt issuance costs of $12.0 million which are being amortized to interest expense over the term of the credit facility and is expected to increase our effective borrowing rate by 0.46%.  In connection with the March 2013 amendment, we incurred an additional $2.6 million of debt issuance costs which are being amortized to interest expense over the remaining term of the credit facility and is expected to increase our effective borrowing rate by 0.12%.  As a result of accelerating our expected principal payments on the Term Loans, including the $50 million prepayment made in March 2013, and reducing the maximum amount that may be borrowed against the revolving loans by $70 million, we wrote off $1.3 million of previously existing debt issuance costs and unamortized original issue discount to interest expense in March 2013.  At March 31, 2013, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 8.0%.

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

Our consolidated leverage ratio and consolidated fixed charge coverage ratio at March 31, 2013 were 3.09 to 1.00 and 3.95 to 1.00, respectively.

The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility restricts the payment of cash dividends and limits acquisitions, capital expenditures, share redemptions and repurchases. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At March 31, 2013, we were in compliance with the financial and nonfinancial covenants of the Amended Credit Facility.

7.  Share-based Compensation

We issued stock options in the amounts shown in the following table.  The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2013	2012
Number of options granted	—	40,000
Grant date fair value of options granted per share	$—	$8.16
Weighted average exercise price of options granted	$—	$14.27
Volatility (1)	—%	61%
Risk free interest rate (2)	—%	1.4%
Expected term (in years) (3)	—	6.3
Expected annual dividends	None	None

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

During the first quarter of 2013, we granted 644,677 restricted stock units (“RSUs”) to certain of our executive officers.  The RSUs were valued at $4.1 million and vest over three years.  Vesting for 212,384 of the RSUs is subject to (i) the grantees continued employment or providing service to us and (ii) reduction if the aggregate fair value of each grant exceeds a specified percentage of our Adjusted EBITDA (as defined) for 2013 (i.e., a market condition).  Vesting for the remaining 432,293 RSUs is subject to the grantees continued employment or providing service to us, and reaching certain revenue and Adjusted EBITDA growth targets (i.e., performance conditions).  Presently, we believe it is probable the 2013 performance conditions will be met.

In addition, during the first quarter of 2013 we also granted 84,622 RSUs to our outside directors as compensation for services.  These RSUs were valued at $0.6 million and vest over one to three years.

We recognized $3.2 million and $4.5 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended March 31, 2013 and 2012, respectively.  Unrecognized compensation costs related to unvested options and RSUs were $24.7 million at March 31, 2013.  These costs are expected to be recognized over the weighted average remaining vesting period of 2.7 years.

8.  Income Taxes

For the three months ended March 31, 2013, our effective tax rate was 10.3% compared to 44.7% for the three months ended March 31, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses and an adjustment for an uncertain tax position.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the three months ended March 31, 2013, we recognized a liability for an uncertain tax position in the amount of $0.8 million related to an income tax position.  Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the three months ended March 31, 2013, we recognized $0.2 million of interest or penalties related to uncertain tax positions in our financial statements compared to zero for the three months ended March 31, 2012.

The changes in uncertain tax positions for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$3,797	$100
Additions for tax positions related to prior periods	835	—
Balance at end of period	$4,632	$100

If we reduced our reserve for uncertain tax positions it would result in us recognizing a tax benefit.

As of March 31, 2013, we had net operating loss (“NOL”) carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of March 31, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our unaudited consolidated balance sheet.

We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2009 through 2012 remain open to examination.  Israeli and United Kingdom income tax returns remain open to examination for 2007 through 2011, and 2006 through 2011, respectively.

9.  Earnings (Loss) per Share

Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table presents earnings (loss) per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Income (loss) from continuing operations	$(1,128)	$1,279

Weighted average common shares outstanding - basic	27,668	27,210
Dilutive securities	—	101
Weighted average common shares outstanding - diluted	27,668	27,311

Basic net income (loss) per common share:
Continuing	$(0.04)	$0.05
Discontinued	—	(0.01)
Total	$(0.04)	$0.04

Diluted net income (loss) per common share:
Continuing	$(0.04)	$0.05
Discontinued	—	(0.01)
Total	$(0.04)	$0.04

Antidilutive securities not included:
Options and RSUs	2,619	2,405

10.  Segment Information

Our two reportable segments consist of television and online. The television segment revenues are principally derived from delivering advertisements, syndicated programs, and video news releases from advertising agencies and other content providers to traditional broadcasters and other media outlets. The online segment revenues are principally derived from online advertising and related services. We use segment adjusted EBITDA before corporate overhead as our measure of segment profit. Segment adjusted EBITDA before corporate overhead reflects income from operations before corporate overhead, acquisition, integration and other expenses, share-based compensation expense, depreciation and amortization, and goodwill impairment charges. We do not disclose assets by reportable segment since some of our assets are commingled. Our reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2013			2012
	Television	Online	Consolidated	Television	Online	Consolidated
Revenues	$57,908	$34,069	$91,977	$61,831	$31,018	$92,849

Segment adjusted EBITDA before corporate overhead	29,933	4,283	34,216	34,192	1,336	35,528
Less corporate overhead			(5,802)			(5,963)
Adjusted EBITDA			28,414			29,565

Less:
Depreciation and amortization			(15,004)			(13,229)
Share-based compensation			(3,218)			(4,471)
Acquisition, integration and other			(2,662)			(1,470)
Income from operations			$7,530			$10,395

11.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$67,350	$68,258
North America (excluding U.S.)	5,943	6,286
Europe, Middle East and Africa	11,702	13,303
Asia Pacific	5,667	4,303
Latin America	1,315	699
Total	$91,977	$92,849

12.  Subsequent Event

Alleged Securities Violation

On May 2, 2013, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of Texas, entitled Anastacia Shaffer v. Digital Generation, Inc., et al., No. 3:13-cv-1684, alleging civil violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The complaint names as defendants the Company and certain of its current and former officers.  The purported class period is alleged to be June 20, 2011 through February 19, 2013.

We believe the outcome of this case is not likely to have a material adverse effect on our operating results and we intend to defend it vigorously. We believe the purported claims and our defense costs will qualify under our insurance coverage, less the applicable deductible.

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

See Note 5 of our unaudited consolidated financial statements regarding the risk of a future impairment of our goodwill.

Overview

We operate a leading ad management and distribution platform. We help advertisers engage with consumers across television and online media, while delivering timely and impactful ad campaigns. Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending. We operate our business in two distinct segments, television and online. As detailed below, we completed two acquisitions in 2012 which affects the comparability of our financial results.

Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, the trend towards delivering high definition (“HD”) data files, and the continued growth of online advertising.

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

Online Segment

Revenues from our online segment are principally derived from services related to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms.  Currently, we operate three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, we are in the process of transitioning all of our online business over to the MediaMind platform and plan to cease operating the EyeWonder and Unicast platforms later in 2013.  In March 2013, 89% of our online AD serving revenue was processed using the MediaMind platform.

Our MediaMind platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. The MediaMind platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. We manage campaigns for customers in about 78 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Acquisitions

During 2012, we acquired two businesses involved in the distribution of media content as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Operating Segment
North Country	July 31, 2012	$3.7	Television
Peer 39	April 30, 2012	15.7	Online

Each of the acquired businesses has been included in our results of operations since the date of closing. As a result of these acquisitions, the operating results for 2013 and 2012 are not entirely comparable.

Political Advertising

Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

2013 Highlights

•                  Overall revenues decreased $0.9 million, or 1%.

•                  Revenues from our online segment increased $3.1 million, or 10%, from 2012.

•                  Revenues from our television segment decreased $3.9 million, or 6%, from 2012 principally due to lower HD and SD pricing.

•                  We made several amendments to our credit facility in March 2013, including (i) loosening our financial covenants, (ii) requiring an additional $50 million principal payment (which payment was made in March 2013), (iii) increasing our future principal payments, (iv) increasing the interest rates under the facility and (v) reducing the availability under our revolving loans to a maximum of $50 million.  In connection with the amendments, we (a) incurred $2.6 million of new debt issuance costs and (b) wrote-off $1.3 million of existing debt issuance costs and original issue discount to interest expense.  See Note 6 of our unaudited consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The following table sets forth certain historical financial data (dollars in thousands).

			% Change	As a % of Revenue
	Three Months Ended		2013	Three Months Ended
	March 31,		vs.	March 31,
	2013	2012	2012	2013	2012
Revenues	$91,977	$92,849	(1)%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	33,385	32,980	1	36.3	35.5
Sales and marketing (a)	17,997	14,673	23	19.6	15.8
Research and development (a)	5,088	6,938	(27)	5.5	7.5
General and administrative (a)	10,311	13,164	(22)	11.2	14.2
Acquisition, integration and other	2,662	1,470	81	2.9	1.6
Depreciation and amortization	15,004	13,229	13	16.3	14.2
Total costs and expenses	84,447	82,454	2	91.8	88.8

Income from operations	7,530	10,395	(28)	8.2	11.2

Other (income) expense:
Interest expense	8,961	8,093	11	9.8	8.7
Interest (income) and other, net	(174)	(10)	NM	(0.2)	—

Income (loss) before income taxes	(1,257)	2,312	(154)	(1.4)	2.5
Provision (benefit) for income taxes	(129)	1,033	(112)	(0.2)	1.1
Income (loss) from continuing operations	(1,128)	1,279	(188)	(1.2)	1.4
Loss from discontinued operations	—	(291)	(100)	—	(0.3)
Net income (loss)	$(1,128)	$988	(214)	(1.2)	1.1

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA and Segment Adjusted EBITDA Before Corporate Overhead (Non-GAAP financial measures)

Income from operations	$7,530	$10,395	(28)%	8.2%	11.2%
Depreciation and amortization	15,004	13,229	13	16.3	14.2
Share-based compensation	3,218	4,471	(28)	3.5	4.8
Acquisition, integration and other	2,662	1,470	81	2.9	1.6
Adjusted EBITDA (b)	28,414	29,565	(4)	30.9	31.8
Corporate overhead	5,802	5,963	(3)	6.3	6.5
Segment adjusted EBITDA before corporate overhead (b)	$34,216	$35,528	(4)	37.2	38.3

(b)     See discussion of Non-GAAP financial measures on page 22.

NM — Not meaningful

Revenues.    For the three months ended March 31, 2013, revenues decreased $0.9 million, or 1%, as compared to the same period in the prior year due to a decline in our television segment revenues, partially offset by an increase in our online segment revenues.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended March 31, 2013, cost of revenues increased $0.4 million, or 1%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.3% in 2013, as compared to 35.5% in 2012.  Cost of revenues increased due to the acquisitions of Peer 39 and North Country ($1.0 million), partially offset by reductions in materials and telecommunication costs ($0.7 million).  The increase in our cost of revenues percentage is principally due to an increase in trading revenues and related trading revenue costs.  Trading revenue involves the purchase of media airtime (at our customer’s request) and reselling it to them.  Trading revenues have substantially higher costs, and lower margins, than our non-trading revenues.

Sales and Marketing.    For the three months ended March 31, 2013, sales and marketing expense increased $3.3 million, or 23%, as compared to the same period in the prior year.  The increase was primarily due to higher (i) personnel costs ($1.5 million), (ii) sales and marketing expenses ($1.0 million) and (iii) facilities costs ($0.4 million).  Personnel costs increased due to (i) an increase in the number and average cost per sales and marketing employee and (ii) higher incentive compensation.  Sales and marketing expenses increased due to greater spending on business partnerships and market research.  As a percentage of revenues, sales and marketing expense increased to 19.6% in the current year period, as compared to 15.8% in the same period of the prior year.  The percentage increase is due to the factors discussed above.

Research and Development.    For the three months ended March 31, 2013, research and development costs decreased $1.9 million, or 27%, as compared to the same period in the prior year.  The decrease was primarily due to higher capitalized wages ($1.1 million) and lower compensation costs ($0.7 million).  The increase in capitalized wages is due to working on more software development projects that qualify for capitalization.  The decrease in compensation costs is primarily attributable to a reduction in share-based compensation.

General and Administrative.    For the three months ended March 31, 2013, general and administrative expense decreased $2.9 million, or 22%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 11.2% in the current year period, as compared to 14.2% in the same period in the prior year.  The decrease was primarily due to lower (i) personnel costs ($1.2 million), (ii) professional fees ($1.0 million) and (iii) facilities costs ($0.6 million).  The decrease in personnel costs is attributable to a reduction in the number and average cost per general and administrative employee.  The decrease in professional fees is due to lower (i) audit and tax fees, (ii) legal fees and (iii) consulting fees.

Acquisition, Integration and Other.    For the three months ended March 31, 2013, acquisition, integration and other expense increased $1.2 million as compared to the same period in the prior year.  The increase was due to (i) our review of strategic alternatives which concluded in the first quarter of 2013, (ii) identifying a MediaMind preacquisition liability and (iii) proxy contest costs in connection with our most recent annual meeting of shareholders, partially offset by lower severance costs.

Depreciation and Amortization.    For the three months ended March 31, 2013, depreciation and amortization expense increased $1.8 million, or 13%, as compared to the same period in the prior year.  The increase was due to (i) depreciation of leasehold improvements related to our new office facility in New York City which was placed into service in June 2012, (ii) accelerating depreciation on a few capitalized software development projects whose remaining useful lives were shortened and (iii) increased amortization associated with the intangibles assets acquired in the Peer 39 and North Country transactions.

Interest Expense.    For the three months ended March 31, 2013, interest expense increased $0.9 million as compared to the same period in the prior year.  The increase was due to amending our credit facility ($1.3 million), partially offset by a reduction in interest expense due to a lower average outstanding balance.  In March 2013 we amended our credit facility which resulted in (i) an immediate $50 million principal payment, (ii) higher future principal payments, and (iii) a reduction in the size of our revolving credit facility from $120 million to $50 million.  These changes caused us to write off $1.3 million of the existing debt issuance costs and original issue discount.

Interest Income and Other Expense, net.    For the three months ended March 31, 2013, interest income and other expense, net increased $0.2 million as compared to the same period in the prior year.  The increase was due to foreign currency exchange gains.

Provision (Benefit) for Income Taxes.    For the three months ended March 31, 2013, our effective tax rate was 10.3%, compared to 44.7% for the three months ended March 31, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses and an adjustment for an uncertain tax position.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	March 31,		vs.
	2013	2012	2012
Revenues	$57,908	$61,831	(6)%
Segment adjusted EBITDA before corporate overhead	29,933	34,192	(12)

The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country.  North Country was acquired in July 2012 and reported revenue of $0.9 million for the three months ended March 31, 2013.

Revenues.    For 2013, revenues decreased $3.9 million as compared to 2012.  The decrease was primarily due to a $4.4 million decline in standard definition (“SD”) revenue and a $1.0 million decline in high definition (“HD”) revenue, partially offset by (i)  including three months of North Country’s revenues in 2013 versus zero months in 2012 ($0.9 million), (ii) higher syndication business revenue ($0.6 million) and (iii) higher production service revenue ($0.5 million).

The reduction in SD revenue was due to a decrease in the average price we charge per delivery and the number of deliveries. The reduction in SD deliveries was partially due to customers switching to HD deliveries and choosing other forms of advertising such as online. HD revenue decreased due to a decrease in the average price we charge per delivery, partially offset by an increase in the number of deliveries.  The pricing of both HD and SD declined largely due to the competitive environment.  Our HD pricing also decreased due to offering lower HD rates to entice our SD customers to switch to delivering HD content.  For the three months ended March 31, 2013, HD deliveries were 36% of total deliveries vs. 25% of total deliveries in the same period in the prior year.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the television segment adjusted EBITDA before corporate overhead decreased $4.3 million as compared to 2012. The decrease was principally due to (i) a reduction in television revenues as discussed above ($3.9 million) and (ii) higher facilities and utilities costs ($1.0 million), partially offset by lower professional fees ($0.6 million).

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	March 31,		vs.
	2013	2012	2012
Revenues	$34,069	$31,018	10%
Segment adjusted EBITDA before corporate overhead	4,283	1,336	221

The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. Peer 39 was acquired in April 2012 and reported revenue of $1.7 million for the three months ended March 31, 2013.  We are in the process of transferring our EyeWonder and Unicast online advertising related business to the MediaMind platform.  In March 2013, 89% of our online AD serving revenue was processed using the MediaMind platform.  We expect to complete the transition in 2013.

Revenues.    For 2013, revenues increased $3.1 million, or 10%, as compared to 2012. The increase was principally due to (i) growth in our online services revenue ($2.7 million) and (ii) including three months of Peer 39’s operating results in the 2013 period versus zero months in the 2012 period ($1.7 million), partially offset by the sale of our Chors business in April 2012 ($1.3 million). Revenues in the online services business grew largely as a result of (i) an increase in the number of impressions served and (ii) an increase in our trading revenue ($1.0 million), partially offset by a decrease in the average selling price per impression served.  The increase in the number of impressions served was due in part to our improved execution and the stabilization of our service offerings.  Trading revenue involves the purchase of media airtime (at our customer’s request) and reselling it to them.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the online segment adjusted EBITDA before corporate overhead increased $2.9 million as compared to 2012.  The increase was largely attributable to (i) higher revenue as discussed above ($3.1 million) and (ii) lower ad system costs ($1.0 million), partially offset by an increase in the purchase of media airtime ($0.8 million).  We purchased more media airtime on behalf of our customers which corresponds to an increase in trading revenue.

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of adjusted EBITDA and segment adjusted EBITDA before corporate overhead as non-GAAP financial measures helps investors gain a meaningful understanding of our past performance and future prospects, consistent with how we measure and forecast our performance, especially when comparing such results to previous periods or forecasts. We use adjusted EBITDA and segment adjusted EBITDA before corporate overhead as non-GAAP financial measures, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. These measures are also used by us in our financial and operational decision making. There are limitations associated with reliance on non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies’ financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of how we evaluate our operating performance.

We consider adjusted EBITDA to be an important indicator of our overall performance because it eliminates the effects of events that are non-cash, or are not expected to recur as they are not part of our ongoing operations.

We define “adjusted EBITDA” as income (loss) from operations, before depreciation and amortization, share-based compensation, acquisition, integration and other expenses, and restructuring / impairment charges and benefits. We consider adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

Adjusted EBITDA eliminates items that are either not part of our core operations, such as acquisition, integration and other expenses, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures.

Segment adjusted EBITDA before corporate overhead represents adjusted EBITDA before corporate overhead on a segment by segment basis. Note 10 of our consolidated financial statements reconciles adjusted EBITDA and segment adjusted EBITDA before corporate overhead to income from operations.

Adjusted EBITDA and segment adjusted EBITDA before corporate overhead should be considered in addition to, not as a substitute for, our operating income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, on page 19 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measures to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$47,330	$84,520
Accounts receivable, net	90,180	97,583
Property and equipment, net	65,413	66,169
Deferred income taxes	1,035	1,035
Goodwill and intangible assets, net	541,152	549,293

Liabilities:
Accounts payable and accrued liabilities	39,981	46,085
Deferred income taxes	29,706	28,065
Debt	403,122	453,918

Stockholders’ equity	291,694	291,194

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The decrease in cash and cash equivalents during the first quarter of 2013 primarily relates to (i) principal payments on our debt ($51.2 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($6.9 million), in excess of cash generated from operating activities ($21.6).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, respectively. The number of days of revenue included in accounts receivable was 88 days and 87 days at March 31, 2013 and December 31, 2012, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our network or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2013 and 2012, purchases of property and equipment were $3.1 million and $5.4 million, respectively. For 2013 and 2012, capitalized costs of developing software were $3.8 million and $2.9 million, respectively. Purchases of property and equipment were higher in the 2012 period as a result of costs incurred to finish out our new office facility in New York City which we took possession of in June 2012.

Goodwill and intangible assets decreased during 2013 principally as a result of the amortization of intangible assets.

Accounts payable and accrued liabilities decreased $6.1 million during 2013. The decrease primarily relates to (i) the timing of payments, (ii) payment of our 2012 North Country earnout obligation, (iii) payment of our 2012 bonuses and (iv) a reduction in our payroll accrual due to the timing of our bi-weekly pay date relative to quarter end.

Debt decreased $50.8 million during 2013 as a result of (i) making a $50.0 principal payment in connection with amending our credit facility in March 2013 and (ii) a scheduled quarterly principal payment ($1.2 million), partially offset by the accretion of interest on the original issue discount ($0.4 million).

Stockholders’ equity increased $0.5 million during 2013. The increase relates to (i) recognizing $3.2 million of share-based compensation expense and (ii) the issuance of stock under our employee stock purchase plan ($0.1 million), in excess of (a) reporting a net loss of $1.1 million and (b) recognizing an other comprehensive loss of $1.7 million.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(1,128)	$988
Depreciation and amortization	15,004	13,229
Share-based compensation and other	6,002	4,148
Changes in operating assets and liabilities, net	1,695	(6,334)
Total	21,573	12,031

Investing activities:
Purchases of property and equipment	(3,078)	(5,445)
Capitalized costs of developing software	(3,844)	(2,940)
Long-term investment	—	(1,000)
Other	322	3,337
Total	(6,600)	(6,048)

Financing activities:
Proceeds from issuance of common stock, net	93	91
Repayments of long-term debt	(51,225)	(26,225)
Repayments of capital leases	(85)	(133)
Total	(51,217)	(26,267)

Effect of exchange rate changes on cash and cash equivalents	(946)	580

Net decrease in cash and cash equivalents	$(37,190)	$(19,704)

We generate cash from operating activities principally from net income (loss) adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In 2013, we generated $21.6 million in cash from operating activities, as compared to $12.0 million in 2012.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $12.7 million held outside the United States, the majority of which can be repatriated into the United States with little or no adverse tax consequences),

•                  cash generated from operating activities,

•                  borrowings from our existing or any new credit facility, and

•                  the issuance of equity securities.

As of March 31, 2013, we had $47.3 million of cash and cash equivalents on hand.  Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have a credit agreement which was amended in March 2013 (the “Amended Credit Facility”) that provides for $490 million of term loans (the “Term Loans”) and $50 million of revolving loans (the “Revolving Loans”).  As of March 31, 2013, we had $47.0 million of availability to us under the Revolving Loans. The Term Loans mature in 2018 and the Revolving Loans mature in 2016 (see Note 6 to our unaudited consolidated financial statements).

We also have the ability to issue equity instruments.

As of March 31, 2013, we had net operating loss (“NOL”) carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of March 31, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our unaudited consolidated balance sheet.

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

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the repayment of our debt,

•                  the organic growth of our business, and

•                  the strategic acquisition of media related businesses as permitted under our credit facility.

During 2013, we expect we will purchase property and equipment and incur capitalized software development costs ranging from $25 to $28 million.  Our Amended Credit Facility limits capital expenditures to $30 million per year. We expect to use cash to further expand and develop our business.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

2012 Material Weakness and Plans for Remediation

As discussed in our 2012 Annual Report, during 2011 we made three business acquisitions which significantly expanded our operations into international markets.  As a result, our provision for income taxes, which was previously focused on US income tax matters, became significantly more complex.  In addition, we previously used a third-party subject matter expert to prepare and review the provision for income taxes, with additional oversight and review by management.  During the fourth quarter of 2012, we replaced our third-party subject matter expert with internal resources who prepared and reviewed the provision for income taxes.  While management did perform a review, the review was not sufficient to detect misstatements in our provision for income taxes.

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

This material weakness contributed to post-closing adjustments proposed by our independent auditor and we correctly reflected them in the financial statements for the year ended December 31, 2012.  These adjustments resulted in changes in deferred income tax assets and liabilities, accrued tax liability, income tax expense, and related disclosures.  As a result of the material weakness, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

We believe the error described above was the result of a material weakness in our internal control over financial reporting related to certain deficiencies in the controls surrounding monitoring and oversight of accounting and financial reporting related to accounting for income taxes.  Specifically, we did not have sufficient personnel with adequate knowledge regarding accounting for income taxes, nor did we have adequate procedures in place to ensure that accounting for income taxes was accounted for in accordance with generally accepted accounting principles.

We have taken steps to remediate the above material weakness.  Specifically, we have:

•                  revised and enhanced our procedures for accounting for income taxes, including the creation of a detailed accounting for income taxes checklist that will be completed and reviewed by our tax personnel prior to forwarding the tax provision on for further review; and

•                  engaged a third party subject matter specialist to review our accounting for income taxes, including the preparation of a summary tax memorandum by the third party reviewer that will identify significant income tax matters during the period which will be completed prior to providing the income tax provision to our external auditors.

Further, we plan on taking the following action:

•                  engage a third-party subject matter expert to design, implement, and test controls over the income tax accounting process at a sufficiently precise level of detail so as to detect a material misstatement.

We will not be able to fully remediate the 2012 material weakness until such time as we have properly tested the operation of our enhanced internal controls and have concluded they are operating effectively.  Further, after consultation with the third-party subject matter expert, we may design and implement additional controls related to accounting for income taxes that are not currently contemplated.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the additional procedures relating to accounting for income taxes described above.

PART II.                     OTHER INFORMATION

Item 1.  Legal Proceedings

On May 2, 2013, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of Texas, entitled Anastacia Shaffer v. Digital Generation, Inc., et al., No. 3:13-cv-1684, alleging civil violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.  The complaint names as defendants the Company and certain of its current and former officers.  The purported class period is alleged to be June 20, 2011 through February 19, 2013.

We believe the outcome of this case is not likely to have a material adverse effect on our operating results and we intend to defend it vigorously. We believe the purported claims and our defense costs will qualify under our insurance coverage, less the applicable deductible.

Item 1A. RISK FACTORS

The Risk Factors discussed in our Annual Report under the heading “Risk Factors” should be considered when reading this report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million. As of March 31, 2013, $45.3 million remained outstanding under the share repurchase plan. However, under our Amended Credit Facility share redemptions and repurchases are limited. The stock repurchase plan has no expiration date. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2013 through January 31, 2013	—	$—	—	$45,306
February 1, 2013 through February 28, 2013	—	$—	—	$45,306
March 1, 2013 through March 31, 2013	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.         EXHIBITS

Exhibits
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: May 10, 2013	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: May 10, 2013	By:	/s/ CRAIG HOLMES
	Name:	Craig Holmes
	Title:	Chief Financial Officer