Form 10-Q
period 2013-06-30
Digital Generation, Inc.
filed 2013-08-08
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, the registrant had  27,915,267 shares of Common Stock, par value $0.001, outstanding.

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

•                  potential additional impairment of our goodwill and potential impairment of our other long-lived assets; and

•                  other factors discussed elsewhere under the heading “Risk Factors” in Part II, Item 1A included in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I—FINANCIAL INFORMATION

Item I.                     FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$56,001	$84,520
Short-term investments	—	314
Accounts receivable (less allowances of $2,836 in 2013 and $2,499 in 2012)	88,229	97,583
Deferred income taxes	952	864
Other current assets (includes restricted cash of $1,897 in 2013 and $1,917 in 2012)	20,405	21,997
Total current assets	165,587	205,278
Property and equipment, net	64,894	66,169
Goodwill	368,148	369,137
Intangible assets, net	164,525	180,156
Deferred income taxes	171	171
Other non-current assets (includes restricted cash of $3,666 in 2013 and $4,178 in 2012)	16,107	16,300
Total assets	$779,432	$837,211

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$37,609	$76,950
Accounts payable	6,028	7,794
Accrued liabilities	31,836	38,291
Deferred income taxes	27	37
Deferred revenue	1,864	1,627
Total current liabilities	77,364	124,699
Long-term debt, net of current portion	357,134	376,968
Deferred income taxes	30,418	28,028
Other non-current liabilities	18,565	16,322
Total liabilities	483,481	546,017

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,397 issued and 27,893 outstanding at June 30, 2013; 29,163 issued and 27,659 outstanding at December 31, 2012	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	654,449	647,515
Accumulated other comprehensive loss	(5,302)	(1,655)
Accumulated deficit	(317,677)	(319,147)
Total stockholders’ equity	295,951	291,194
Total liabilities and stockholders’ equity	$779,432	$837,211

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Television	$55,049	$61,601	$112,957	$123,432
Online	41,267	34,735	75,336	65,753
Total revenues	96,316	96,336	188,293	189,185
Cost of revenues (excluding depreciation and amortization):
Television	20,234	22,565	41,350	43,004
Online	13,839	12,816	26,108	25,357
Total cost of revenues	34,073	35,381	67,458	68,361
Operating expenses:
Sales and marketing	18,072	15,578	36,069	30,251
Research and development	5,171	6,160	10,259	13,098
General and administrative	11,147	13,701	21,458	26,865
Acquisition, integration and other	1,025	2,707	3,687	4,177
Depreciation and amortization	13,731	13,632	28,735	26,861
Total operating expenses	49,146	51,778	100,208	101,252
Income from operations	13,097	9,177	20,627	19,572
Other expense:
Interest expense	8,435	7,838	17,396	15,931
Interest (income) and other, net	97	364	(77)	354
Income before income taxes	4,565	975	3,308	3,287
Provision for income taxes	1,967	457	1,838	1,490
Income from continuing operations	2,598	518	1,470	1,797
Discontinued operations:
Loss from operations of discontinued operations	—	(189)	—	(480)
Loss from disposal of discontinued operations	—	(600)	—	(600)
Loss from discontinued operations	—	(789)	—	(1,080)
Net income (loss)	$2,598	$(271)	$1,470	$717

Basic income (loss) per common share:
Continuing operations	$0.09	$0.02	$0.05	$0.07
Discontinued operations	—	(0.03)	—	(0.04)
Total	$0.09	$(0.01)	$0.05	$0.03

Diluted income (loss) per common share:
Continuing operations	$0.09	$0.02	$0.05	$0.07
Discontinued operations	—	(0.03)	—	(0.04)
Total	$0.09	$(0.01)	$0.05	$0.03

Weighted average common shares outstanding:
Basic	27,753	27,458	27,711	27,334
Diluted	27,985	27,458	27,984	27,452

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2,598	$(271)	$1,470	$717
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(164)	(514)	(117)	(174)
Unrealized gain (loss) on available for sale securities, net of tax	(126)	(371)	(40)	(3)
Foreign currency translation adjustment	(1,674)	(2,074)	(3,490)	(156)
Total other comprehensive income (loss)	(1,964)	(2,959)	(3,647)	(333)

Total comprehensive income (loss)	$634	$(3,230)	$(2,177)	$384

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	29,163	$29	(1,504)	$(35,548)	$647,515	$(1,655)	$(319,147)	$291,194
Common stock issued on exercise of stock options	109	—	—	—	484	—	—	484
Common stock issued on vesting of restricted stock units	17	—	—	—	—	—	—	—
Common stock issued on vesting of restricted stock units, net of shares tendered to satisfy required tax withholding	98	—	—	—	(63)	—	—	(63)
Common stock issued under employee stock purchase plan	10	—	—	—	88	—	—	88
Share-based compensation	—	—	—	—	6,425	—	—	6,425
Other comprehensive loss	—	—	—	—	—	(3,647)	—	(3,647)
Net income	—	—	—	—	—	—	1,470	1,470
Balance at June 30, 2013	29,397	$29	(1,504)	$(35,548)	$654,449	$(5,302)	$(317,677)	$295,951

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,470	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13,724	12,156
Amortization of intangibles	15,011	14,705
Deferred income taxes	2,279	(2,806)
Provision for accounts receivable losses	1,187	1,503
Share-based compensation	6,425	9,377
Loss on sale of Springbox unit	—	1,000
Other	746	423
Changes in operating assets and liabilities:
Accounts receivable	7,849	6,243
Other assets	3,967	2,995
Accounts payable and other liabilities	(2,230)	(15,435)
Deferred revenue	251	(579)
Net cash provided by operating activities	50,679	30,299

Cash flows from investing activities:
Purchases of property and equipment	(5,697)	(13,815)
Capitalized costs of developing software	(7,526)	(6,274)
Acquisitions, net of cash acquired	—	(8,594)
Long-term investment	—	(1,017)
Proceeds from sale of short-term investments	314	10,390
Other	1,117	1,037
Net cash used in investing activities	(11,792)	(18,273)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	585	127
Payment of debt amendment costs	(2,635)	—
Repayments of seller financing, earnouts and other	(3,778)	(266)
Repayments of long-term debt	(59,800)	(27,450)
Net cash used in financing activities	(65,628)	(27,589)

Effect of exchange rate changes on cash and cash equivalents	(1,778)	16
Net decrease in cash and cash equivalents	(28,519)	(15,547)
Cash and cash equivalents at beginning of year	84,520	72,575

Cash and cash equivalents at end of period	$56,001	$57,028

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,231	$14,195
Cash (received) for income taxes	$(143)	$(1,112)
Non-cash component of purchase price to acquire a business	$—	$5,645
Landlord lease incentives	$—	$5,599

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

During the three months ended June 30, 2013 we reversed a $0.8 million revenue earnout liability as payment was predicated on collected revenues and collections fell short of the amount requiring an earnout payment.  The reversal was credited to cost of revenues.  The revised estimate increased income from continuing operations, net income and diluted earnings per share by $0.5 million, $0.5 million and $0.02, respectively, during the three months ended June 30, 2013.  See Note 3.

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options. At June 30, 2013, we had $11.0 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.4 million ($0.5 million asset, net of a $0.1 million liability). The net asset is included in “other current assets” and is expected to be recognized in our results of operations in the next 12 months. As a result of our hedging activities we incurred the following gains (losses) in our consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Hedging gain (loss) recognized in operations	$282	$(207)	$481	$(241)

The vast majority of any gain or loss from hedging activities is included in our various operating expenses.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty.  In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.6 million of cash in a bank account with our counterparty (an Israeli bank).

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, for the three and six months ended June 30, 2013 were as follows (in thousands):

	Three Months Ended June 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance at March 31, 2013	$(3,840)	$420	$82	$(3,338)

Other comprehensive income (loss) before reclassifications	(1,674)	90	(126)	(1,710)
Amounts reclassified out of AOCL	—	(254)	—	(254)
Net current period activity	(1,674)	(164)	(126)	(1,964)

Balance at June 30, 2013	$(5,514)	$256	$(44)	$(5,302)

	Six Months Ended June 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(2,024)	$373	$(4)	$(1,655)

Other comprehensive income (loss) before reclassifications	(3,490)	316	(40)	(3,214)
Amounts reclassified out of AOCL	—	(433)	—	(433)
Net current period activity	(3,490)	(117)	(40)	(3,647)

Balance at June 30, 2013	$(5,514)	$256	$(44)	$(5,302)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of operations for the three and six months ended June 30, 2013 (in thousands):

	Amounts Reclassified out of AOCL
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Items in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	33	55	Cost of revenues
Foreign currency derivatives	18	32	Sales and marketing
Foreign currency derivatives	187	315	Research and development
Foreign currency derivatives	53	89	General and administrative
Foreign currency derivatives	(9)	(10)	Interest income and other, net
Total before taxes	282	481
Tax amounts	(28)	(48)
Income after tax	254	433

Acquisition, Integration and Other Expenses

Acquisition, integration and other expenses reflect the expenses incurred in acquiring a business (e.g., investment banking fees, legal fees), costs to integrate an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  A summary of our acquisition, integration and other expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2013	2012	2013	2012
Legal, accounting and due diligence fees	$—	$392	$—	$670
Severance	485	1,982	968	3,161
Strategic alternatives	372	—	1,157	—
MediaMind preacquisition liability	—	—	720	—
Proxy contest	—	—	446	—
Integration costs	168	333	396	346
Total	$1,025	$2,707	$3,687	$4,177

Discontinued Operations

In 2011, management committed to a plan to sell certain assets and the operations of our Springbox unit since it was not deemed to be part of our core business going forward.  As a result, the Springbox operating results have been reclassified to discontinued operations in the accompanying consolidated statements of operations.  The Springbox operation was sold on June 1, 2012.  For the five months ended May 31, 2012, Springbox reported revenues, loss from discontinued operations and diluted loss per share from discontinued operations of $1.6 million, $1.1 million and $0.04, respectively.

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

Effective January 1, 2013, we adopted ASU 2013-02, “Comprehensive Income (Topic 350)” which requires entities to disclose information showing the effect of items reclassified from accumulated other comprehensive income (loss) on the line items in the statement of operations.  The provisions of this new guidance were effective prospectively beginning January 1, 2013.  Accordingly, we have included enhanced footnote disclosure for the three and six months ended June 30, 2013 in Note 1.  Other than the additional disclosure, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2013 and December 31, 2012.  The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

		Fair Value Measurements at June 30, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options	(b)	$—	$368	$—	$368
Springbox revenue sharing	(b)(c)	—	—	712	712
Marketable equity securities	(c)	297	—	—	297
Total		$297	$368	$712	$1,377
Liabilities:
Revenue earnouts	(d)(e)	$—	$—	$855	$855

		Fair Value Measurements at December 31, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$4,004	$—	$—	$4,004
Currency forward derivatives/options	(b)	—	445	—	445
Springbox revenue sharing	(b)(c)	—	—	768	768
Marketable equity securities	(c)	337	—	—	337
Total		$4,341	$445	$768	$5,554
Liabilities:
Revenue earnouts	(d)(e)	$—	$—	$2,857	$2,857

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

	Revenue Sharing Arrangement
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance at beginning of period	$768	$—
Additions	—	768
Change in fair value recognized in earnings	(56)	—
Balance at end of period	$712	$768

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

	Revenue Earnouts
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance at beginning of period	$2,857	$1,673
Payments	(1,201)	—
Change in fair value recognized in earnings	(801)	(440)
Balance at end of period	$855	$1,233

The fair value of our debt (see Note 6) at June 30, 2013 was approximately $395.6 million based on the average trading price (a Level 1 fair value measurement).

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

The following unaudited pro forma information presents our results of operations for the three and six months ended June 30, 2012 as if (i) the acquisitions of North Country and Peer 39 and (ii) the disposition of the Chors assets had occurred on January 1, 2012 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported		Pro Forma
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$96,336	$189,185	$97,727	$190,920
Income from continuing operations	518	1,797	435	355
Income per share—continuing operations:
Basic	$0.02	$0.07	$0.02	$0.01
Diluted	$0.02	$0.07	$0.02	$0.01

5. Goodwill

Changes in the carrying value of our goodwill by reporting unit for the six months ended June 30, 2013 are as follows (in thousands):

	Television	Online	SourceEcreative	Total
Balance at December 31, 2012:
Goodwill	$364,344	$353,679	$1,998	$720,021
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	233,053	134,086	1,998	369,137

Foreign currency translation	(989)	—	—	(989)

Balance at June 30, 2013:
Goodwill	363,355	353,679	1,998	719,032
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	$232,064	$134,086	$1,998	$368,148

Risk of Future Impairment

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable.  As of June 30, 2013, we continue to believe that the fair value of our reporting units exceed their respective carrying values.  Accordingly, we have not performed an interim goodwill impairment test.

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

6.  Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012

Term loans	$397,850	$457,650
Less unamortized discount	(3,107)	(3,732)
Revolving loans	—	—
Subtotal	394,743	453,918
Less current portion	(37,609)	(76,950)

Long-term portion	$357,134	$376,968

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

The Term Loans were fully funded at the July 2011 closing net of a 1.0% original issue discount.  The Term Loans, as amended, mature in July 2018, bear interest at the greater of (i) LIBOR plus 6.0% or (ii) 7.25% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments as follows:

Fiscal Quarter Ending	Minimum Quarterly Principal Payment (in thousands)
September 30, 2013	$8,575
December 31, 2013	8,575
Each quarter thereafter	6,125

The Term Loans also require an annual principal payment based on a percentage of our ECF (as defined in the Amended Credit Facility) which at June 30, 2013 was estimated to be $8.2 million and is included in the current portion of long-term debt. The ECF principal payments are reduced by scheduled and voluntary principal payments and fluctuate based on our consolidated leverage ratio (as defined in the Amended Credit Facility) as follows:

Consolidated Leverage Ratio	ECF Prepayment as a Percentage of Consolidated EBITDA (as defined)
Greater than 3.00	75%
2.25 to 3.00	50%
1.25 to 2.25	25%
Less than 1.25	0%

The Revolving Loans mature in July 2016 and bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At June 30, 2013, we had $47.0 million of funds available under the Revolving Loans and $3.0 million of outstanding letters of credit issued under the credit facility.  Letters of credit outstanding under the credit facility reduce the availability under the Revolving Loans.  Our ability to borrow funds under the Revolving Loans is subject to maintaining compliance with the financial covenants discussed below.  Thus, depending upon (i) how much room we have under our financial covenants at the time of the borrowing and, potentially (ii) whether or not the purpose for the borrowing would impact our consolidated EBITDA (as would be the case if we were to acquire another business), our ability to borrow against the Revolving Loans may be limited.

In connection with entering into the original credit facility in July 2011 we incurred debt issuance costs of $12.0 million.  In connection with the March 2013 amendment, we incurred an additional $2.6 million of debt issuance costs.  The debt issuance costs are being amortized to interest expense over the term of the credit facility and are expected to increase our effective borrowing rate by 0.58%.  As a result of accelerating our expected principal payments on the Term Loans, including the $50 million prepayment made in March 2013, and reducing the maximum amount that may be borrowed against the revolving loans by $70 million, we wrote off $1.3 million of previously existing debt issuance costs and unamortized original issue discount to interest expense in March 2013.  At June 30, 2013, our effective interest rate under the Term Loans, including the original issue discount and debt issuance costs, was approximately 8.0%.

The Amended Credit Facility contains financial covenants pertaining to (i) the maximum consolidated leverage ratio and (ii) the minimum fixed charge coverage ratio as follows:

Period	Maximum Allowable Consolidated Leverage Ratio	Minimum Allowable Consolidated Fixed Charge Coverage Ratio
March 8, 2013 to June 29, 2014	4.00 to 1.00	1.05 to 1.00
June 30, 2014 to June 29, 2015	3.50 to 1.00	1.10 to 1.00
June 30, 2015 and thereafter	3.25 to 1.00	1.10 to 1.00

At June 30, 2013, our consolidated leverage ratio and consolidated fixed charge coverage ratio were 3.07 to 1.00 and 2.62 to 1.00, respectively.

The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility restricts the payment of cash dividends and limits acquisitions, capital expenditures, share redemptions and repurchases. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At June 30, 2013, we were in compliance with the financial and nonfinancial covenants of our Amended Credit Facility.

7.  Share-based Compensation

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

During the second quarter of 2013, we granted 430,470 RSUs to certain of our employees.  The RSUs were valued at $2.7 million and vest over three years.  Vesting is subject to the grantees continued employment or providing service to us, and reaching certain revenue and Adjusted EBITDA growth targets (i.e., performance conditions).

We recognized $3.2 million and $4.9 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended June 30, 2013 and 2012, and $6.4 million and $9.4 million during the six months then ended, respectively. Unrecognized compensation costs related to unvested options and RSUs were $19.2 million at June 30, 2013. These costs are expected to be recognized over the weighted average remaining vesting period of 2.2 years.

8.  Income Taxes

For the six months ended June 30, 2013, our effective tax rate was 55.6% compared to 45.3% for the six months ended June 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses and an adjustment for an uncertain tax position.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the six months ended June 30, 2013, we recognized a liability for an uncertain tax position in the amount of $1.0 million related to an income tax position.  Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the six months ended June 30, 2013, we recognized $0.3 million of interest or penalties related to uncertain tax positions in our financial statements compared to zero for the six months ended June 30, 2012.

The changes in uncertain tax positions for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$3,797	$100
Additions for tax positions related to prior periods	1,011	—
Balance at end of period	$4,808	$100

If we reduced our reserve for uncertain tax positions it would result in us recognizing a tax benefit.

As of June 30, 2013, we had net operating loss (“NOL”) carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of June 30, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at June 30, 2013 and December 31, 2012.

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

9.  Earnings (Loss) per Share

Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table presents earnings (loss) per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$2,598	$518	$1,470	$1,797

Weighted average common shares outstanding — basic	27,753	27,458	27,711	27,334
Dilutive securities	232	—	273	118
Weighted average common shares outstanding - diluted	27,985	27,458	27,984	27,452

Basic income (loss) per common share:
Continuing	$0.09	$0.02	$0.05	$0.07
Discontinued	—	(0.03)	—	(0.04)
Total	$0.09	$(0.01)	$0.05	$0.03

Diluted income (loss) per common share:
Continuing	$0.09	$0.02	$0.05	$0.07
Discontinued	—	(0.03)	—	(0.04)
Total	$0.09	$(0.01)	$0.05	$0.03

Antidilutive securities not included:
Stock options and RSUs	2,729	2,985	2,579	3,006

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

	Three Months Ended June 30,
	2013			2012
	Television	Online	Consolidated	Television	Online	Consolidated
Revenues	$55,049	$41,267	$96,316	$61,601	$34,735	$96,336

Segment adjusted EBITDA before corporate overhead	28,088	9,828	37,916	31,261	5,850	37,111
Less corporate overhead			(6,856)			(6,689)
Adjusted EBITDA			31,060			30,422

Less:
Depreciation and amortization			(13,731)			(13,632)
Share-based compensation			(3,207)			(4,906)
Acquisition, integration and other			(1,025)			(2,707)
Income from operations			$13,097			$9,177

	Six Months Ended June 30,
	2013			2012
	Television	Online	Consolidated	Television	Online	Consolidated
Revenues	$112,957	$75,336	$188,293	$123,432	$65,753	$189,185

Segment adjusted EBITDA before corporate overhead	58,021	14,111	72,132	65,453	7,186	72,639
Less corporate overhead			(12,658)			(12,652)
Adjusted EBITDA			59,474			59,987

Less:
Depreciation and amortization			(28,735)			(26,861)
Share-based compensation			(6,425)			(9,377)
Acquisition, integration and other			(3,687)			(4,177)
Income from operations			$20,627			$19,572

11.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$68,557	$69,800	$135,907	$138,058
North America (excluding U.S.)	5,673	5,817	11,616	12,103
Europe, Middle East and Africa	13,294	13,604	24,996	26,907
Asia Pacific	7,409	5,495	13,076	9,798
Latin America	1,383	1,620	2,698	2,319

Total	$96,316	$96,336	$188,293	$189,185

12.  Litigation

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

On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler v. Neil H. Nguyen, et. al., Cause No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas.  The suit named certain current and former officers and directors as defendants.  The action alleges breach of fiduciary duty, abuse of control, and gross mismanagement related to DG’s acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of Directors to find a strategic buyer for the Company.  The suit seeks damages, restitution, disgorgement, attorneys’ fees, and corporate governance reforms.

While we cannot predict the outcome of these cases with certainty, it is our present belief these matters are not likely to have a material adverse effect on our annual operating results and we intend to defend them vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under our insurance coverage, which are subject to the applicable deductible and the limits of our policies.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report for the year ended December 31, 2012.  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recently Adopted Accounting Guidance in Note 2 to our unaudited consolidated financial statements contained in this Report.

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

Currently, we operate three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, we are in the process of transitioning all of our online business over to the MediaMind platform and plan to cease operating the EyeWonder and Unicast platforms later in 2013.  In June 2013, 90% of our online AD serving revenue was processed using the MediaMind platform.

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

Second Quarter Highlights

•                  Overall revenues were flat compared to 2012.

•                  Revenues from our online segment increased $6.5 million, or 19%, from 2012.

•                  Revenues from our television segment decreased $6.6 million, or 11%, from 2012 principally due to lower HD and SD pricing, and lower SD volumes.

•                  Our operating income improved $3.9 million, or 43%, from 2012 principally due to lower costs and expenses.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2013	Three Months Ended
	June 30,		vs.	June 30,
	2013	2012	2012	2013	2012
Revenues	$96,316	$96,336	—%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	34,073	35,381	(4)	35.4	36.7
Sales and marketing (a)	18,072	15,578	16	18.7	16.2
Research and development (a)	5,171	6,160	(16)	5.4	6.4
General and administrative (a)	11,147	13,701	(19)	11.6	14.2
Acquisition, integration and other	1,025	2,707	(62)	1.1	2.8
Depreciation and amortization	13,731	13,632	1	14.2	14.2
Total costs and expenses	83,219	87,159	(5)	86.4	90.5

Income from operations	13,097	9,177	43	13.6	9.5

Other (income) expense:
Interest expense	8,435	7,838	8	8.7	8.1
Interest income and other, net	97	364	(73)	0.1	0.4

Income before income taxes	4,565	975	368	4.8	1.0
Provision for income taxes	1,967	457	330	2.1	0.5
Income from continuing operations	2,598	518	402	2.7	0.5
Loss from discontinued operations	—	(789)	(100)	—	(0.8)
Net income (loss)	$2,598	$(271)	(1,059)	2.7	(0.3)

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA and Segment Adjusted EBITDA Before Corporate Overhead (Non-GAAP financial measures)

Income from operations	$13,097	$9,177	43%	13.6%	9.5%
Depreciation and amortization	13,731	13,632	1	14.2	14.2
Share-based compensation	3,207	4,906	(35)	3.3	5.1
Acquisition, integration and other	1,025	2,707	(62)	1.1	2.8
Adjusted EBITDA (b)	31,060	30,422	2	32.2	31.6
Corporate overhead	6,856	6,689	2	7.1	6.9
Segment adjusted EBITDA before corporate overhead (b)	$37,916	$37,111	2	39.3	38.5

(b)     See discussion of Non-GAAP financial measures on page 29.

Revenues.    For the three months ended June 30, 2013, revenues were essentially unchanged as an increase in our online segment revenues were offset by a decrease in our television segment revenues.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended June 30, 2013, cost of revenues decreased $1.3 million, or

4%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues decreased to 35.4% in 2013, as compared to 36.7% in 2012.  Cost of revenues decreased due to (i) reversing a $0.8 million liability related to Match Point when its revenues failed to reach a level that would have required an earnout payment and (ii) lower personnel ($0.8 million) and materials costs ($0.4 million), partially offset by an increase in trading costs ($0.7 million).  The increase in trading costs is proportional to an increase in our online trading revenues.  The reduction in personnel and materials costs is commensurate with a reduction in our television revenues.

Sales and Marketing.    For the three months ended June 30, 2013, sales and marketing expense increased $2.5 million, or 16%, as compared to the same period in the prior year.  The increase was primarily due to higher (i) personnel costs ($1.4 million), (ii) sales and marketing expenses ($0.9 million) and (iii) facilities costs ($0.2 million).  Personnel costs increased due to (i) an increase in the number and average cost per sales and marketing employee and (ii) higher incentive compensation.  Sales and marketing expenses increased due to greater spending on business partnerships and advertising.  Business partnerships relate to paying commissions to third parties who persuade their customers to utilize the MediaMind platform.  As a percentage of revenues, sales and marketing expense increased to 18.7% in the current year period, as compared to 16.2% in the same period of the prior year.  The percentage increase is due to the factors discussed above.

Research and Development.    For the three months ended June 30, 2013, research and development costs decreased $1.0 million, or 16%, as compared to the same period in the prior year.  The decrease was primarily due to higher capitalized wages ($0.9 million) and lower personnel costs ($0.2 million).  The increase in capitalized wages was due to working on more software development projects that qualified for capitalization.  The decrease in compensation costs is primarily attributable to a reduction in share-based compensation.

General and Administrative.    For the three months ended June 30, 2013, general and administrative expense decreased $2.6 million, or 19%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 11.6% in the current year period, as compared to 14.2% in the same period in the prior year.  The decrease was primarily due to lower (i) professional fees ($1.4 million), (ii) personnel costs ($0.6 million) and (iii) facilities costs ($0.4 million).  The decrease in personnel costs is attributable to a reduction in the number of general and administrative employees.  The decrease in professional fees is due to lower (i) audit and tax fees, (ii) legal fees and (iii) director fees.

Acquisition, Integration and Other.    For the three months ended June 30, 2013, acquisition, integration and other expense decreased $1.7 million as compared to the same period in the prior year.  The decrease was due to a reduction in severance costs ($1.5 million). Severance costs were higher in the prior year period as in 2012 we were in the process of transitioning our three previously separate online businesses into a single operation.

Depreciation and Amortization.    For the three months ended June 30, 2013, depreciation and amortization expense was essentially unchanged as compared to the same period in the prior year.

Interest Expense.    For the three months ended June 30, 2013, interest expense increased $0.6 million as compared to the same period in the prior year.  The increase is attributable to an increase in the interest rate we are charged on our credit facility.  In March 2013 we amended our credit facility to, among other things, loosen our financial covenants.  As part of the amendment, the interest rate we are charged on the facility increased.  See Note 6 of our consolidated financial statements.

Interest Income and Other, net.    For the three months ended June 30, 2013, interest income and other, net decreased $0.3 million as compared to the same period in the prior year.  The decrease was due to a reduction in foreign currency exchange losses.

Provision for Income Taxes.    For the three months ended June 30, 2013, our effective tax rate was 43.1%, compared to 46.9% for the three months ended June 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses and an adjustment for an uncertain tax position.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Six Months Ended		2013	Six Months Ended
	June 30,		vs.	June 30,
	2013	2012	2012	2013	2012
Revenues	$188,293	$189,185	—%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	67,458	68,361	(1)	35.8	36.1
Sales and marketing (a)	36,069	30,251	19	19.2	16.0
Research and development (a)	10,259	13,098	(22)	5.4	6.9
General and administrative (a)	21,458	26,865	(20)	11.4	14.2
Acquisition, integration and other	3,687	4,177	(12)	2.0	2.2
Depreciation and amortization	28,735	26,861	7	15.3	14.2
Total costs and expenses	167,666	169,613	(1)	89.1	89.6

Income from operations	20,627	19,572	5	10.9	10.4

Other (income) expense:
Interest expense	17,396	15,931	9	9.2	8.4
Interest (income) and other, net	(77)	354	(122)	—	0.2

Income before income taxes	3,308	3,287	1	1.7	1.8
Provision for income taxes	1,838	1,490	23	0.9	0.8
Income from continuing operations	1,470	1,797	(18)	0.8	1.0
Loss from discontinued operations	—	(1,080)	(100)	—	(0.6)
Net income	$1,470	$717	105	0.8	0.4

(a)     Excludes depreciation and amortization.

Reconciliation of Income from Operations to Adjusted EBITDA and Segment Adjusted EBITDA Before Corporate Overhead (Non-GAAP financial measures)

Income from operations	$20,627	$19,572	5%	10.9%	10.4%
Depreciation and amortization	28,735	26,861	7	15.3	14.2
Share-based compensation	6,425	9,377	(31)	3.4	5.0
Acquisition, integration and other	3,687	4,177	(12)	2.0	2.2
Adjusted EBITDA (b)	59,474	59,987	(1)	31.6	31.8
Corporate overhead	12,658	12,652	—	6.7	6.7
Segment adjusted EBITDA before corporate overhead (b)	$72,132	$72,639	(1)	38.3	38.5

(b)     See discussion of Non-GAAP financial measures on page 29.

Revenues.    For the six months ended June 30, 2013, revenues were essentially unchanged as an increase in our online segment revenues were offset by a decrease in our television segment revenues.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the six months ended June 30, 2013, cost of revenues decreased $0.9 million, or 1%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues decreased to 35.8% in 2013, as compared to 36.1% in 2012.   Cost of revenues decreased due to (i) lower personnel costs ($1.0 million),

(ii) reversing a $0.8 million liability related to Match Point when its revenues failed to reach a level that would have required an earnout payment and (iii) lower materials costs ($0.7 million), partially offset by an increase in trading costs ($1.5 million).  The reduction in personnel and materials costs is commensurate with a reduction in our television revenues.  The increase in trading costs is proportional to an increase in our online trading revenues.

Sales and Marketing.    For the six months ended June 30, 2013, sales and marketing expense increased $5.8 million, or 19%, as compared to the same period in the prior year.  The increase was primarily due to higher (i) personnel costs ($2.9 million), (ii) sales and marketing expenses ($1.9 million) and (iii) facilities costs ($0.6 million).  Personnel costs increased due to (i) an increase in the number and average cost per sales and marketing employee and (ii) higher incentive compensation.  Sales and marketing expenses increased due to greater spending on business partnerships, advertising and market research.  As a percentage of revenues, sales and marketing expense increased to 19.2% in the current year period, as compared to 16.0% in the same period of the prior year.  The percentage increase is due to the factors discussed above.

Research and Development.    For the six months ended June 30, 2013, research and development costs decreased $2.8 million, or 22%, as compared to the same period in the prior year.  The decrease was primarily due to higher capitalized wages ($1.5 million) and lower compensation costs ($1.5 million).  The increase in capitalized wages is due to working on more software development projects that qualify for capitalization.  The decrease in compensation costs is primarily attributable to a reduction in share-based compensation.

General and Administrative.    For the six months ended June 30, 2013, general and administrative expense decreased $5.4 million, or 20%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 11.4% in the current year period, as compared to 14.2% in the same period in the prior year.  The decrease was primarily due to lower (i) professional fees ($2.3 million), (ii) personnel costs ($1.8 million) and (iii) facilities costs ($1.0 million).  The decrease in professional fees is due to lower (i) audit and tax fees, (ii) legal fees and (iii) consulting fees.  The decrease in personnel costs is attributable to a reduction in the number and average cost per general and administrative employee.

Acquisition, Integration and Other.    For the six months ended June 30, 2013, acquisition, integration and other expense decreased $0.5 million as compared to the same period in the prior year.  The decrease was due to a reduction in severance costs ($2.2 million), partially offset by increases in costs associated with (i) our review of strategic alternatives ($1.2 million), (ii) identifying a MediaMind preacquisition liability ($0.7 million) and (iii) proxy contest costs in connection with our most recent annual meeting of shareholders ($0.4 million). Severance costs were higher in the prior year period as in 2012 we were in the process of transitioning our three previously separate online businesses into a single operation.

Depreciation and Amortization.    For the six months ended June 30, 2013, depreciation and amortization expense increased $1.9 million, or 7%, as compared to the same period in the prior year.  The increase was due to (i) depreciation of leasehold improvements related to our new office facility in New York City which was placed into service in June 2012 and (ii)  increased amortization associated with the intangibles assets acquired in the Peer 39 and North Country transactions.

Interest Expense.    For the six months ended June 30, 2013, interest expense increased $1.5 million as compared to the same period in the prior year.  The increase was due to amending our credit facility ($1.3 million) and increasing the interest rate charged on our borrowings, partially offset by a reduction in interest expense due to a lower average outstanding balance.  In March 2013 we amended our credit facility which resulted in (i) an immediate $50 million principal payment, (ii) higher future principal payments, and (iii) a reduction in the size of our revolving credit facility from $120 million to $50 million.  These changes caused us to write off $1.3 million of the existing debt issuance costs and original issue discount.  In addition, the amendment requires that we pay an increased interest rate on our borrowings.

Interest Income and Other, net.    For the six months ended June 30, 2013, interest income and other, net decreased $0.4 million as compared to the same period in the prior year.  The decrease was due to a reduction in foreign currency exchange losses.

Provision for Income Taxes.    For the six months ended June 30, 2013, our effective tax rate was 55.6%, compared to 45.3% for the six months ended June 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses and an adjustment for an uncertain tax position.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	June 30,		vs.
	2013	2012	2012
Revenues	$55,049	$61,601	(11)%
Segment adjusted EBITDA before corporate overhead	28,088	31,261	(10)

The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country.  North Country was acquired in July 2012 and reported revenue of $0.9 million for the three months ended June 30, 2013.

Revenues.    For 2013, revenues decreased $6.6 million as compared to 2012.  The decrease was primarily due to a $4.5 million decline in standard definition (“SD”) revenue and a $4.4 million decline in high definition (“HD”) revenue, partially offset by (i)  higher direct response revenue ($1.0 million), (ii) including three months of North Country’s revenues in 2013 versus zero months in 2012 ($0.9 million) and (iii) higher production service revenue ($0.9 million).

The reduction in SD revenue was due to a decrease in the average price we charge per delivery and the number of deliveries. The reduction in SD deliveries was partially due to customers switching to HD deliveries and choosing other forms of advertising such as online. HD revenue decreased due to a decrease in the average price we charge per delivery, partially offset by an increase in the number of deliveries.  The pricing of both HD and SD declined largely due to the competitive environment.  Our HD pricing also decreased due to offering lower HD rates to entice our SD customers to switch to delivering HD content.  For the three months ended June 30, 2013, HD deliveries were 41% of total deliveries vs. 29% of total deliveries in the same period in the prior year.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the television segment adjusted EBITDA before corporate overhead decreased $3.2 million as compared to 2012. The decrease was principally due to a reduction in television revenues as discussed above ($6.6 million), partially offset by (i) lower personnel costs ($1.4 million), (ii) the reversal of an earnout liability related to Match Point ($0.8 million) and (iii) lower professional fees ($0.7 million).  We have been reducing our television cost structure.

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	June 30,		vs.
	2013	2012	2012
Revenues	$41,267	$34,735	19%
Segment adjusted EBITDA before corporate overhead	9,828	5,850	68

The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. Peer 39 was acquired on April 30, 2012.  We are in the process of transferring our EyeWonder and Unicast online advertising related business to the MediaMind platform.  In June 2013, 90% of our online ad serving revenue was processed using the MediaMind platform.  We expect to complete the transition in 2013.

Revenues.    For 2013, revenues increased $6.5 million, or 19%, as compared to 2012. The increase was principally due to (i) growth in our online services revenue ($5.8 million) and (ii) including three months of Peer 39’s operating results in the 2013 period versus only two months in the 2012 period ($0.7 million). Revenues in the online services business grew largely as a result of (i) an increase in the number of impressions served and (ii) an increase in our trading revenue ($1.3 million), partially offset by a decrease in the average selling price per impression served.  The increase in the number of impressions served was due, in part, to our improved execution and the stabilization of our service offerings.  Trading revenue involves the purchase of media airtime (at our customer’s request) and reselling it to them.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the online segment adjusted EBITDA before corporate overhead increased $4.0 million as compared to 2012.  The increase was largely attributable to higher revenue as discussed above ($6.5 million) and lower ad system costs ($0.4 million), partially offset by (i) higher personnel costs ($1.2 million), (ii) an increase in the purchase of media airtime ($0.7 million) and (iii) higher professional fees ($0.5 million).  The increase in personnel costs is consistent with the growth in online revenues.  We purchased more media airtime on behalf of our customers which corresponds to an increase in trading revenue.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands):

			% Change
	Six Months Ended		2013
	June 30,		vs.
	2013	2012	2012
Revenues	$112,957	$123,432	(8)%
Segment adjusted EBITDA before corporate overhead	58,021	65,453	(11)

The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country.  North Country was acquired in July 2012 and reported revenue of $1.8 million for the six months ended June 30, 2013.

Revenues.    For 2013, revenues decreased $10.5 million as compared to 2012.  The decrease was primarily due to a $8.8 million decline in SD revenue and a $5.4 million decline in HD revenue, partially offset by (i)  including six months of North Country’s revenues in 2013 versus zero months in 2012 ($1.8 million), (ii) higher production service revenue ($1.4 million) and (iii) higher syndication business revenue ($1.2 million).

The reduction in SD revenue was due to a decrease in the average price we charge per delivery and the number of deliveries. The reduction in SD deliveries was partially due to customers switching to HD deliveries and choosing other forms of advertising such as online. HD revenue decreased due to a decrease in the average price we charge per delivery, partially offset by an increase in the number of deliveries.  The pricing of both HD and SD declined largely due to the competitive environment.  Our HD pricing also decreased due to offering lower HD rates to entice our SD customers to switch to delivering HD content.  For the six months ended June 30, 2013, HD deliveries were 39% of total deliveries vs. 27% of total deliveries in the same period in the prior year.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the television segment adjusted EBITDA before corporate overhead decreased $7.4 million as compared to 2012. The decrease was principally due to a reduction in television revenues as discussed above ($10.5 million) and higher facilities and utilities costs ($1.8 million), partially offset by (i) lower professional fees ($1.3 million), (ii) lower personnel costs ($1.2 million), (iii) the reversal of an earnout liability related to Match Point ($0.8 million) and (iv) lower materials costs ($0.7 million).

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands):

			% Change
	Six Months Ended		2013
	June 30,		vs.
	2013	2012	2012
Revenues	$75,336	$65,753	15%
Segment adjusted EBITDA before corporate overhead	14,111	7,186	96

The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. Peer 39 was acquired on April 30, 2012.  We are in the process of transferring our EyeWonder and Unicast online advertising related business to the MediaMind platform.

Revenues.    For 2013, revenues increased $9.6 million, or 15%, as compared to 2012. The increase was principally due to (i) growth in our online services revenue ($8.5 million) and (ii) including six months of Peer 39’s operating results in the 2013 period versus only two months in the 2012 period ($2.4 million), partially offset by the sale of substantially all of our Chors business in April 2012 ($1.3 million). Revenues in the online services business grew largely as a result of (i) an increase in the number of impressions served and (ii) an increase in our trading revenue ($2.3 million), partially offset by a decrease in the average selling price per impression served.  The increase in the number of impressions served was due in part to our improved execution and the stabilization of our service offerings.  Trading revenue involves the purchase of media airtime (at our customer’s request) and reselling it to them.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the online segment adjusted EBITDA before corporate overhead increased $6.9 million as compared to 2012.  The increase was largely attributable to higher revenue as discussed above ($9.6 million) and lower ad system costs ($1.4 million), partially offset by an increase in (i) the purchase of media airtime ($1.5 million) and (ii) sales and marketing costs ($1.3 million).  We purchased more media airtime on behalf of our customers which corresponds to an increase in trading revenue.  Sales and marketing costs increased largely due to an increase in business partnerships.

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

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, on pages 21 and 23 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measures to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$56,001	$84,520
Accounts receivable, net	88,229	97,583
Property and equipment, net	64,894	66,169
Deferred income taxes	1,123	1,035
Goodwill and intangible assets, net	532,673	549,293

Liabilities:
Accounts payable and accrued liabilities	37,864	46,085
Deferred income taxes	30,445	28,065
Debt	394,743	453,918

Stockholders’ equity	295,951	291,194

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The decrease in cash and cash equivalents during the first six months of 2013 primarily relates to (i) principal payments on our debt ($59.8 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($13.2 million), in excess of cash generated from operating activities ($50.7).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, respectively. The number of days of revenue included in accounts receivable was 83 days and 87 days at June 30, 2013 and December 31, 2012, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our network or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2013 and 2012, purchases of property and equipment were $5.7 million and $13.8 million, respectively. For 2013 and 2012, capitalized costs of developing software were $7.5 million and $6.3 million, respectively. Purchases of property and equipment were higher in the 2012 period as a result of costs incurred to finish out our new office facility in New York City which we took possession of in June 2012.

Goodwill and intangible assets decreased during 2013 principally as a result of the amortization of intangible assets.

Accounts payable and accrued liabilities decreased $8.2 million during 2013. The decrease primarily relates to (i) the timing of payments, (ii) payment of the Peer 39 installment obligation, (iii) payment of our 2012 North Country earnout obligation, (iv) reversal of the Match Point earnout obligation and (v) payment of our 2012 bonuses.

Debt decreased $59.2 million during 2013 as a result of (i) making a $50.0 principal payment in connection with amending our credit facility in March 2013 and (ii) scheduled quarterly principal payments ($9.8 million), partially offset by the accretion of interest on the original issue discount ($0.6 million).

Stockholders’ equity increased $4.8 million during 2013. The increase relates to (i) reporting net income ($1.5 million), (ii) recognizing $6.4 million of share-based compensation expense and (iii) the issuance of stock upon the exercise of employee stock options and employee stock purchases ($0.6 million), in excess of recognizing an other comprehensive loss of $3.6 million.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$1,470	$717
Depreciation and amortization	28,735	26,861
Share-based compensation and other	10,637	9,497
Changes in operating assets and liabilities, net	9,837	(6,776)
Total	50,679	30,299

Investing activities:
Purchases of property and equipment	(5,697)	(13,815)
Capitalized costs of developing software	(7,526)	(6,274)
Acquisitions, net of cash acquired	—	(8,594)
Proceeds from short-term investments and other	1,431	10,410
Total	(11,792)	(18,273)

Financing activities:
Proceeds from issuance of common stock, net	585	127
Payment of debt amendment costs	(2,635)	—
Repayments of long-term debt	(59,800)	(27,450)
Payments of seller financing, earnouts and other	(3,778)	(266)
Total	(65,628)	(27,589)

Effect of exchange rate changes on cash and cash equivalents	(1,778)	16

Net decrease in cash and cash equivalents	$(28,519)	$(15,547)

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In 2013, we generated $50.7 million in cash from operating activities, as compared to $30.3 million in 2012.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $15.4 million held outside the United States at June 30, 2013, the majority of which can be repatriated into the United States with little or no adverse tax consequences),

•                  cash generated from operating activities,

•                  borrowings from our existing or any new credit facility, and

•                  the issuance of equity securities.

As of June 30, 2013, we had $56.0 million of cash and cash equivalents on hand.  Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have a credit agreement which was amended in March 2013 (the “Amended Credit Facility”) that provides for $490 million of term loans (the “Term Loans”) and $50 million of revolving loans (the “Revolving Loans”).  As of June 30, 2013, we had $47.0 million of availability to us under the Revolving Loans. The Term Loans mature in 2018 and the Revolving Loans mature in 2016 (see Note 6 to our unaudited consolidated financial statements).

We also have the ability to issue equity instruments.

As of June 30, 2013, we had net operating loss (“NOL”) carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of June 30, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets.

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

•                  engaged a third-party subject matter expert to design and implement controls over the income tax accounting process at a sufficiently precise level of detail so as to detect a material misstatement.

We will not be able to fully remediate the 2012 material weakness until such time as we have properly tested the operation of our enhanced internal controls and have concluded they are operating effectively.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the additional procedures relating to accounting for income taxes described above.

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

On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler v. Neil H. Nguyen, et. al., Cause No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas.  The suit named certain current and former officers and directors as defendants.  The action alleges breach of fiduciary duty, abuse of control, and gross mismanagement related to DG’s acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of Directors to find a strategic buyer for the Company.  The suit seeks damages, restitution, disgorgement, attorneys’ fees, and corporate governance reforms.

While we cannot predict the outcome of these cases with certainty, it is our present belief these matters are not likely to have a material adverse effect on our annual operating results and we intend to defend them vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under our insurance coverage, which are subject to the applicable deductible and the limits of our policies.

Item 1A. RISK FACTORS

The Risk Factors discussed in our Annual Report under the heading “Risk Factors” should be considered when reading this report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million. As of June 30, 2013, $45.3 million remained outstanding under the share repurchase plan. However, under our Amended Credit Facility share redemptions and repurchases are limited. The stock repurchase plan has no expiration date. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

April 1, 2013 through April 30, 2013	—	$—	—	$45,306
May 1, 2013 through May 31, 2013	—	$—	—	$45,306
June 1, 2013 through June 30, 2013	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.         EXHIBITS

Exhibits
3.2(a)	Amended and Restated Bylaws of Digital Generation, Inc.
10.6 **	Amended and Restated Employment Agreement dated July 8, 2013 between Digital Generation, Inc. and Sean Markowitz.*
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

*   Management contract or compensatory plan or arrangement.

** Filed herewith.

(a)	Incorporated by reference to the exhibit bearing the same or similar title filed with the Registrant’s Current Report on Form 8-K filed July 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: August 8, 2013	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: August 8, 2013	By:	/s/ CRAIG HOLMES
	Name:	Craig Holmes
	Title:	Chief Financial Officer