Form 10-Q
period 2013-09-30
Digital Generation, Inc.
filed 2013-11-08
CIK 934448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, the registrant had 27,985,957 shares of Common Stock, par value $0.001, outstanding.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “future,” “intends,” “will,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•                  whether or not the pending transactions with Extreme Reach regarding the sale of the television business will be completed including:

•                  our ability to obtain shareholder approval in a timely manner or otherwise;

•                  failure to satisfy other conditions to consummation of the transactions;

•                  the ability of NewCo to achieve the benefits of the transactions or that such benefits may take longer to realize than expected; and

•                  the potential impact the announcement of the transactions or consummation of the transactions may have on relationships with employees, suppliers, customers and competitors;

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

•                  potential additional impairment of our goodwill and potential impairment of our other long-lived assets; and

•                  other factors discussed elsewhere under the heading “Risk Factors” in Part II, Item 1A included in this Form 10-Q and in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I—FINANCIAL INFORMATION

Item I.                     FINANCIAL STATEMENTS

DIGITAL GENERATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$60,223	$84,520
Short-term investments	—	314
Accounts receivable (less allowances of $3,029 in 2013 and $2,499 in 2012)	86,919	97,583
Deferred income taxes	865	864
Other current assets (includes restricted cash of $1,692 in 2013 and $1,917 in 2012)	16,215	21,997
Total current assets	164,222	205,278
Property and equipment, net	64,984	66,169
Goodwill	368,556	369,137
Intangible assets, net	157,287	180,156
Deferred income taxes	171	171
Other non-current assets (includes restricted cash of $3,809 in 2013 and $4,178 in 2012)	16,480	16,300
Total assets	$771,700	$837,211

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$34,335	$76,950
Accounts payable	5,480	7,794
Accrued liabilities	31,576	38,291
Deferred income taxes	24	37
Deferred revenue	1,828	1,627
Total current liabilities	73,243	124,699
Long-term debt, net of current portion	352,026	376,968
Deferred income taxes	25,285	28,028
Other non-current liabilities	19,712	16,322
Total liabilities	470,266	546,017

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,485 issued and 27,981 outstanding at September 30, 2013; 29,163 issued and 27,659 outstanding at December 31, 2012	29	29
Treasury stock, at cost	(35,548)	(35,548)
Additional capital	658,306	647,515
Accumulated other comprehensive loss	(2,810)	(1,655)
Accumulated deficit	(318,543)	(319,147)
Total stockholders’ equity	301,434	291,194
Total liabilities and stockholders’ equity	$771,700	$837,211

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Television	$51,902	$60,102	$164,859	$183,534
Online	38,228	33,716	113,564	99,469
Total revenues	90,130	93,818	278,423	283,003
Cost of revenues (excluding depreciation and amortization):
Television	20,387	22,061	61,737	65,065
Online	13,262	12,636	39,370	37,993
Total cost of revenues	33,649	34,697	101,107	103,058
Operating expenses:
Sales and marketing	15,831	16,476	51,900	46,727
Research and development	4,305	5,501	14,564	18,599
General and administrative	11,252	13,959	32,710	40,824
Acquisition, integration and other	3,677	1,379	7,364	5,556
Depreciation and amortization	13,626	14,542	42,361	41,403
Goodwill impairment	—	208,166	—	208,166
Total operating expenses	48,691	260,023	148,899	361,275
Income (loss) from operations	7,790	(200,902)	28,417	(181,330)
Other expense:
Interest expense	8,446	7,835	25,842	23,766
Interest and other, net	518	346	441	700
Income (loss) before income taxes	(1,174)	(209,083)	2,134	(205,796)
Provision (benefit) for income taxes	(308)	10,644	1,530	12,134
Income (loss) from continuing operations	(866)	(219,727)	604	(217,930)
Discontinued operations:
Loss from discontinued operations	—	—	—	(1,080)
Net income (loss)	$(866)	$(219,727)	$604	$(219,010)

Basic income (loss) per common share:
Continuing operations	$(0.03)	$(7.96)	$0.02	$(7.95)
Discontinued operations	—	—	—	(0.04)
Total	$(0.03)	$(7.96)	$0.02	$(7.99)

Diluted income (loss) per common share:
Continuing operations	$(0.03)	$(7.96)	$0.02	$(7.95)
Discontinued operations	—	—	—	(0.04)
Total	$(0.03)	$(7.96)	$0.02	$(7.99)

Weighted average common shares outstanding:
Basic	27,941	27,600	27,791	27,423
Diluted	27,941	27,600	28,302	27,423

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(866)	$(219,727)	$604	$(219,010)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(88)	296	(205)	122
Unrealized gain (loss) on available for sale securities, net of tax	763	(440)	723	(443)
Foreign currency translation adjustment	1,817	2,534	(1,673)	2,378
Total other comprehensive income (loss)	2,492	2,390	(1,155)	2,057

Total comprehensive income (loss)	$1,626	$(217,337)	$(551)	$(216,953)

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	29,163	$29	(1,504)	$(35,548)	$647,515	$(1,655)	$(319,147)	$291,194
Common stock issued on exercise of stock options	174	—	—	—	1,239	—	—	1,239
Common stock issued on vesting of restricted stock units	16	—	—	—	—	—	—	—
Common stock issued on vesting of restricted stock units, net of shares tendered to satisfy required tax withholding	114	—	—	—	(272)	—	—	(272)
Common stock issued under employee stock purchase plan	18	—	—	—	152	—	—	152
Share-based compensation	—	—	—	—	9,672	—	—	9,672
Other comprehensive loss	—	—	—	—	—	(1,155)	—	(1,155)
Net income	—	—	—	—	—	—	604	604
Balance at September 30, 2013	29,485	$29	(1,504)	$(35,548)	$658,306	$(2,810)	$(318,543)	$301,434

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$604	$(219,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	208,166
Depreciation of property and equipment	19,855	19,117
Amortization of intangibles	22,506	22,286
Deferred income taxes	(2,770)	7,167
Provision for accounts receivable losses	1,561	2,510
Share-based compensation	9,672	13,816
Loss on sale of Springbox unit	—	1,000
Other	616	672
Changes in operating assets and liabilities:
Accounts receivable	8,980	8,204
Other assets	8,471	3,504
Accounts payable and other liabilities	(1,868)	(14,592)
Deferred revenue	208	(852)
Net cash provided by operating activities	67,835	51,988

Cash flows from investing activities:
Purchases of property and equipment	(7,238)	(17,166)
Capitalized costs of developing software	(12,064)	(9,491)
Acquisitions, net of cash acquired	—	(10,089)
Long-term investment	—	(1,017)
Proceeds from sale of short-term investments	314	10,390
Other	1,179	(141)
Net cash used in investing activities	(17,809)	(27,514)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,404	174
Payment of debt amendment costs	(2,635)	—
Payments on seller financing, earnouts and other	(4,031)	(398)
Repayments of long-term debt	(68,375)	(28,675)
Net cash used in financing activities	(73,637)	(28,899)

Effect of exchange rate changes on cash and cash equivalents	(686)	451
Net decrease in cash and cash equivalents	(24,297)	(3,974)
Cash and cash equivalents at beginning of year	84,520	72,575

Cash and cash equivalents at end of period	$60,223	$68,601

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,891	$20,916
Cash (received) for income taxes	$(1,145)	$(1,184)
Non-cash component of purchase price to acquire a business	$—	$5,645
Landlord lease incentives	$—	$5,599

The accompanying notes are an integral part of these financial statements.

DIGITAL GENERATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Pending Merger Transaction with Extreme Reach

On August 12, 2013, Digital Generation, Inc. and subsidiaries (the “Company,” “we,” “us” or “our”) entered into a merger agreement with Extreme Reach, Inc. (“ER”) and a wholly-owned subsidiary of ER whereby the parties agreed to a series of transactions summarized as follows:

(i)            ER will pay us $485 million which we will use primarily to retire all of our outstanding debt ($386 million at September 30, 2013) and fund a distribution to our shareholders of $3 per share;

(ii)           We will contribute our online business, and substantially all the working capital of our television business, to a newly formed wholly-owned subsidiary (“NewCo”);

(iii)          NewCo, if requested by ER, will purchase an amount of ER’s preferred stock valued at $45 million for a purchase price of $40 million, otherwise, ER will pay NewCo $5 million at closing.  NewCo’s agreement to purchase ER’s preferred stock is intended to facilitate closing of the transaction;

(iv)          Immediately prior to consummating the merger, we will distribute the shares of NewCo to our shareholders and NewCo will become a newly issued publicly held company; and

(v)           DG, which at this point will consist of the television business without any debt or working capital, will merge with one of ER’s subsidiaries and will then become a wholly-owned subsidiary of ER.

In effect, we have agreed to sell our television business, excluding its working capital, to ER for $485 million.  NewCo will become a publicly traded company with our online business.

The transaction is expected to close during the first quarter of 2014 and is subject to the satisfaction of certain conditions including (i) approval from our stockholders and (ii) ER obtaining financing on specified terms.  As part of the transaction and immediately prior to closing, all outstanding and unvested restricted stock units (“RSUs”) and stock options will become fully vested.  The RSUs will be converted into shares of our common stock and in-the-money stock options will be converted into shares of our common stock on a net exercise basis.  All of our equity incentive plans will be terminated at or immediately prior to closing.  Our outstanding shares will be partially redeemed for shares of NewCo which are expected to be listed on the NASDAQ Global Market.  In addition to ongoing costs related to the transaction such as legal and accounting fees and retention costs, there are also investment banking fees to be paid upon the successful completion of the transaction.

These and other considerations will be set forth in greater detail in a proxy and information statement that we will file with the Securities and Exchange Commission (“SEC”) and distribute to our stockholders in advance of a special meeting anticipated to be held in the first quarter of 2014 to approve the transaction.

2.  General

The Company

We are a provider of digital technology services that enable the electronic delivery of advertisements, syndicated programs, and video news releases to traditional broadcasters, online publishers and other media outlets. We also provide digital advertising campaign management solutions to media agencies and advertisers. We provide our customers with an integrated campaign management platform that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. We provide our customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns. We also offer a variety of other ancillary products and services to the advertising industry. Our business has grown largely from acquisitions.

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

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”).

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options. At September 30, 2013, we had $7.7 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.3 million ($0.3 million asset, net of a $0.0 million liability). The net asset is included in “other current assets” and is expected to be recognized in our results of operations in the next 12 months. As a result of our hedging activities we incurred the following gains (losses) in our consolidated results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hedging gain (loss) recognized in operations	$214	$(302)	$695	$(542)

The vast majority of any gain or loss from hedging activities is included in our various operating expenses.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty when we have the right of, or ability to cause, net settlement.  In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.7 million of cash in a bank account with our counterparty (an Israeli bank).

Acquisition, Integration and Other Expenses

Acquisition, integration and other expenses reflect the expenses incurred in acquiring or disposing of a business (e.g., investment banking fees, legal fees), costs to integrate an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  Strategic alternatives costs principally relate to the pending transaction with ER.  These costs are ongoing (see Note 1).  A summary of our acquisition, integration and other expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2013	2012	2013	2012
Legal, accounting and due diligence fees	$—	$76	$—	$746
Severance	93	474	1,133	3,635
Strategic alternatives (1)	3,645	605	4,780	605
MediaMind preacquisition liability	—	—	720	—
Proxy contest	—	—	446	—
Integration costs	(61)	224	285	570
Total	$3,677	$1,379	$7,364	$5,556

(1)  See Note 1.

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

Effective January 1, 2013, we adopted ASU 2013-02, “Comprehensive Income (Topic 350)” which requires entities to disclose information showing the effect of items reclassified from accumulated other comprehensive income (loss) to the line items in the statement of operations.  The provisions of this new guidance were effective prospectively beginning January 1, 2013.  Accordingly, we have included enhanced footnote disclosure for the three and nine months ended September 30, 2013 in Note 7.  Other than the additional disclosure, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012.  The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

			Fair Value Measurements at September 30, 2013
	Balance Sheet Location		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options		(b)	$—	$267	$—	$267
Springbox revenue sharing		(b)(c)	—	—	512	512
Marketable equity securities		(c)	1,060	—	—	1,060
Total			$1,060	$267	$512	$1,839
Liabilities:
Revenue earnout		(d)(e)	$—	$—	$855	$855

			Fair Value Measurements at December 31, 2012
	Balance Sheet Location		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds		(a)	$4,004	$—	$—	$4,004
Currency forward derivatives/options		(b)	—	445	—	445
Springbox revenue sharing		(b)(c)	—	—	768	768
Marketable equity securities		(c)	337	—	—	337
Total			$4,341	$445	$768	$5,554
Liabilities:
Revenue earnouts		(d)(e)	$—	$—	$2,857	$2,857

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

	Revenue Sharing Arrangement
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance at beginning of period	$768	$—
Additions	—	768
Collections	(200)	—
Change in fair value recognized in earnings	(56)	—
Balance at end of period	$512	$768

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

	Revenue Earnouts
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance at beginning of period	$2,857	$1,673
Additions	—	1,855
Payments	(1,201)	—
Change in fair value recognized in earnings	(801)	(439)
Balance at end of period	$855	$3,089

The fair value of our debt (see Note 6) at September 30, 2013 was approximately $387.3 million based on the average trading price (a Level 1 fair value measurement).

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

The following unaudited pro forma information presents our results of operations for the three and nine months ended September 30, 2012 as if (i) the acquisitions of North Country and Peer 39 and (ii) the disposition of the Chors assets had occurred on January 1, 2012 (in thousands, except per share amounts).  A table of actual amounts is provided for reference.

	As Reported		Pro Forma
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue	$93,818	$283,003	$94,125	$285,045
Loss from continuing operations	(219,727)	(217,930)	(219,723)	(219,368)
Loss per share—continuing operations:
Basic	$(7.96)	$(7.95)	$(7.96)	$(7.95)
Diluted	$(7.96)	$(7.95)	$(7.96)	$(7.95)

5. Goodwill

Changes in the carrying value of our goodwill by reporting unit for the nine months ended September 30, 2013 are as follows (in thousands):

	Television	Online	SourceEcreative	Total
Balance at December 31, 2012:
Goodwill	$364,344	$353,679	$1,998	$720,021
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	233,053	134,086	1,998	369,137

Foreign currency translation	(581)	—	—	(581)

Balance at September 30, 2013:
Goodwill	363,763	353,679	1,998	719,440
Accumulated impairment losses	(131,291)	(219,593)	—	(350,884)
	$232,472	$134,086	$1,998	$368,556

Risk of Future Impairment

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable.  As of September 30, 2013, we continue to believe that the fair value of our reporting units exceed their respective carrying values.  Accordingly, we have not performed an interim goodwill impairment test.

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

Further, at December 31, 2012, the fair value of our television reporting unit only exceeded its carrying value by 13%.  Similar to the online reporting unit, to the extent our actual or future expected operating results of the television reporting unit were to fall sufficiently below our current forecasts, we may be required to record a goodwill impairment charge for the television reporting unit.  The pending transaction with ER (see Note 1) to sell our television business is an indication that the fair value of the television reporting unit continues to exceed its carrying value.  At December 31, 2012, the fair value of our SourceEcreative reporting unit exceeded its carrying value by 977%.

6.  Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012

Term loans	$389,275	$457,650
Less unamortized discount	(2,914)	(3,732)
Revolving loans	—	—
Subtotal	386,361	453,918
Less current portion	(34,335)	(76,950)

Long-term portion	$352,026	$376,968

Amended Credit Facility

In July 2011, we entered into a credit agreement that originally provided for $490 million of term loans (the “Term Loans”) and $120 million of revolving loans (the “Revolving Loans”). In March 2013, we and our lenders amended the credit agreement to (i) increase the maximum allowable consolidated leverage ratio covenants, (ii) reduce the minimum fixed charge coverage ratio covenants, (iii) reduce the Revolving Loans to a maximum of $50 million, (iv) increase the interest rate on our borrowings, (v) increase the scheduled quarterly principal payments, (vi) revise the mandatory excess cash flow (“ECF”) principal payments, (vii) require an additional $50 million principal payment (which was made in March 2013), and (viii) make certain other changes. The credit agreement, as amended in March 2013, is referred to herein as the “Amended Credit Facility.”

The Term Loans were fully funded at the July 2011 closing net of a 1.0% original issue discount.  The Term Loans, as amended, mature in July 2018, bear interest at the greater of (i) LIBOR plus 6.0% or (ii) 7.25% per annum, payable not less frequently than each quarter, and require scheduled quarterly principal payments as follows:

Fiscal Quarter Ending	Minimum Quarterly Principal Payment (in thousands)
December 31, 2013	$8,575
Each quarter thereafter	6,125

The Term Loans also require an annual principal payment based on a percentage of our ECF (as defined in the Amended Credit Facility) which at September 30, 2013 was estimated to be $7.4 million and is included in the current portion of long-term debt. The ECF principal payments are reduced by scheduled and voluntary principal payments and fluctuate based on our consolidated leverage ratio (as defined in the Amended Credit Facility) as follows:

Consolidated Leverage Ratio	ECF Prepayment as a Percentage of Consolidated EBITDA (as defined)
Greater than 3.00	75%
2.25 to 3.00	50%
1.25 to 2.25	25%
Less than 1.25	0%

The Revolving Loans mature in July 2016 and bear interest at the alternative base rate or LIBOR, plus the applicable margin for each rate that fluctuates with the consolidated leverage ratio. At September 30, 2013, we had $47.0 million of funds available under the Revolving Loans and $3.0 million of outstanding letters of credit issued under the credit facility.  Letters of credit outstanding under the credit facility reduce the availability under the Revolving Loans.  Our ability to borrow funds under the Revolving Loans is subject to maintaining compliance with the financial covenants discussed below.  Thus, depending upon (i) how much room we have under our financial covenants at the time of the borrowing and, potentially (ii) whether or not the purpose for the borrowing would impact our consolidated EBITDA (as would be the case if we were to acquire another business), our ability to borrow against the Revolving Loans may be limited.

In connection with entering into the original credit facility in July 2011 we incurred debt issuance costs of $12.0 million.  In connection with the March 2013 amendment, we incurred an additional $2.6 million of debt issuance costs.  The debt issuance costs are being amortized to interest expense over the term of the credit facility and are expected to increase our effective borrowing rate by 0.58%.  As a result of accelerating our expected principal payments on the Term Loans, including the $50 million prepayment made in March 2013, and reducing the maximum amount that may be borrowed against the revolving loans by $70 million, we wrote off $1.3 million of previously existing debt issuance costs and unamortized original issue discount to interest expense in March 2013.  At September 30, 2013 our effective interest rate under the Term Loans, including the amortization of (i) debt issuance costs (ii) the original issue discount and (iii) other required fees, was approximately 8.1%.

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

At September 30, 2013, our consolidated leverage ratio and consolidated fixed charge coverage ratio were 3.08 to 1.00 and 2.16 to 1.00, respectively.

The Amended Credit Facility also contains a variety of customary restrictive covenants, such as limitations on borrowings and investments, and provides for customary events of default including a change in control (as defined in the Amended Credit Facility). The Amended Credit Facility restricts the payment of cash dividends and limits acquisitions, capital expenditures, share redemptions and repurchases. The Amended Credit Facility is guaranteed by all of our domestic subsidiaries and is collateralized by a first priority lien on substantially all of our assets. At September 30, 2013, we were in compliance with the financial and nonfinancial covenants of our Amended Credit Facility.

As discussed in Note 1, the pending merger transaction with ER contemplates retiring all of our outstanding debt with the proceeds from the transaction.

7.  Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss (“AOCL”), net of tax, for the three and nine months ended September 30, 2013 were as follows (in thousands):

	Three Months Ended September 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance at June 30, 2013	$(5,514)	$256	$(44)	$(5,302)

Other comprehensive income (loss) before reclassifications	1,817	105	763	2,685
Amounts reclassified out of AOCL	—	(193)	—	(193)
Net current period activity	1,817	(88)	763	2,492

Balance at September 30, 2013	$(3,697)	$168	$719	$(2,810)

	Nine Months Ended September 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(2,024)	$373	$(4)	$(1,655)

Other comprehensive income (loss) before reclassifications	(1,673)	421	723	(529)
Amounts reclassified out of AOCL	—	(626)	—	(626)
Net current period activity	(1,673)	(205)	723	(1,155)

Balance at September 30, 2013	$(3,697)	$168	$719	$(2,810)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of operations for the three and nine months ended September 30, 2013 (in thousands):

	Amounts Reclassified out of AOCL
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Items in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	28	83	Cost of revenues
Foreign currency derivatives	15	47	Sales and marketing
Foreign currency derivatives	162	477	Research and development
Foreign currency derivatives	39	128	General and administrative
Foreign currency derivatives	(30)	(40)	Interest income and other, net
Total before taxes	214	695
Tax amounts	(21)	(69)
Income after tax	193	626

8.  Share-based Compensation

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

During the second quarter of 2013, we granted 430,470 RSUs to certain of our employees.  The RSUs were valued at $2.7 million and vest over three years.  Vesting is subject to the grantees continued employment with us or providing service to us, and reaching certain revenue and Adjusted EBITDA growth targets (i.e., performance conditions).

We recognized $3.2 million and $4.4 million in share-based compensation expense related to stock options, restricted stock awards and RSUs during the three months ended September 30, 2013 and 2012, and $9.7 million and $13.8 million during the nine months then ended, respectively. Unrecognized compensation costs related to unvested options and RSUs were $17.6 million at September 30, 2013. These costs are expected to be recognized over the weighted average remaining vesting period of 1.7 years.

As discussed in Note 1, immediately prior to the consummation of the merger transaction with ER all unvested stock options and RSUs will become fully vested.

9.  Income Taxes

For the nine months ended September 30, 2013, our effective tax rate was 71.7% compared to (5.9%) for the nine months ended September 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, federal and foreign tax credits, certain non-deductible expenses, an adjustment for an uncertain tax position and, for the 2012 period, the recording of a valuation allowance against our federal net operating loss carryforwards (“NOLs”). For 2012, the vast majority of the goodwill impairment charge was not deductible for income tax purposes.

For the nine months ended September 30, 2013 and 2012, our income tax expense differs from the amount that would result from applying the federal statutory rate to our income or loss before income taxes as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Federal statutory tax rate	35%	35%
Expected tax expense (benefit)	$747	$(72,029)
State and foreign income taxes, net of federal benefit	(463)	(1,787)
Non-deductible compensation	440	549
Non-deductible goodwill impairment	—	62,421
Change in uncertain tax positions	1,002	—
Change in valuation allowance	(50)	23,000
Other	(146)	(20)
Provision for income taxes	$1,530	$12,134

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the nine months ended September 30, 2013, we recognized a liability for an uncertain tax position in the amount of $1.0 million.  Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the nine months ended September 30, 2013, we recognized $0.3 million of interest or penalties related to uncertain tax positions in our financial statements compared to zero for the nine months ended September 30, 2012.

The changes in uncertain tax positions for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$3,797	$100
Additions for tax positions related to prior periods	1,002	—
Balance at end of period	$4,799	$100

If we reduced our reserve for uncertain tax positions it would result in us recognizing a tax benefit.

As of September 30, 2013, we had NOL carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of September 30, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at September 30, 2013 and December 31, 2012.

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

10.  Earnings (Loss) per Share

Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The following table presents earnings (loss) per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(866)	$(219,727)	$604	$(217,930)

Weighted average common shares outstanding — basic	27,941	27,600	27,791	27,423
Dilutive securities	—	—	511	—
Weighted average common shares outstanding - diluted	27,941	27,600	28,302	27,423

Basic income (loss) per common share:
Continuing	$(0.03)	$(7.96)	$0.02	$(7.95)
Discontinued	—	—	—	(0.04)
Total	$(0.03)	$(7.96)	$0.02	$(7.99)

Diluted income (loss) per common share:
Continuing	$(0.03)	$(7.96)	$0.02	$(7.95)
Discontinued	—	—	—	(0.04)
Total	$(0.03)	$(7.96)	$0.02	$(7.99)

Antidilutive securities not included:
Stock options and RSUs	1,422	2,748	2,134	2,818

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

	Three Months Ended September 30,
	2013			2012
	Television	Online	Consolidated	Television	Online	Consolidated
Revenues	$51,902	$38,228	$90,130	$60,102	$33,716	$93,818

Segment adjusted EBITDA before corporate overhead	24,741	9,597	34,338	30,602	4,306	34,908
Less corporate overhead			(5,998)			(7,284)
Adjusted EBITDA			28,340			27,624

Less:
Depreciation and amortization			(13,626)			(14,542)
Share-based compensation			(3,247)			(4,439)
Acquisition, integration and other			(3,677)			(1,379)
Goodwill impairment			—			(208,166)
Income (loss) from operations			$7,790			$(200,902)

	Nine Months Ended September 30,
	2013			2012
	Television	Online	Consolidated	Television	Online	Consolidated
Revenues	$164,859	$113,564	$278,423	$183,534	$99,469	$283,003

Segment adjusted EBITDA before corporate overhead	82,762	23,708	106,470	96,055	11,492	107,547
Less corporate overhead			(18,656)			(19,936)
Adjusted EBITDA			87,814			87,611

Less:
Depreciation and amortization			(42,361)			(41,403)
Share-based compensation			(9,672)			(13,816)
Acquisition, integration and other			(7,364)			(5,556)
Goodwill impairment			—			(208,166)
Income (loss) from operations			$28,417			$(181,330)

12.  Geographical Information

Revenues by geographical area are based principally on (i) the location of where the advertising content was delivered for the television segment and (ii) the address of the agency or customer who ordered the services for the online segment. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$65,146	$69,984	$201,053	$208,042
North America (excluding U.S.)	5,372	5,677	16,988	17,780
Europe, Middle East and Africa	11,218	10,413	36,214	37,320
Asia Pacific	6,407	5,241	19,483	15,039
Latin America	1,987	2,503	4,685	4,822

Total	$90,130	$93,818	$278,423	$283,003

13.  Litigation

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

On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler v. certain officers and directors of Digital Generation, Inc., Cause No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas.  The action alleges breach of fiduciary duty, abuse of control, and gross mismanagement related to DG’s acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of Directors to find a strategic buyer for the Company.  The suit seeks damages, restitution, disgorgement, attorneys’ fees, and corporate governance reforms.

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

Settlement of Meruelo Litigation

In October 2013, we entered into an agreement with Alex Meruelo, Meruelo Investment Partners LLC and the Alex Meruelo Living Trust (the “Meruelo Stockholders”) relating to the Meruelo Stockholders intention to propose director nominees to our Board of Directors and to seek certain governance changes.  The Meruelo Stockholders have agreed to dismiss with prejudice their lawsuit challenging certain provisions of our Bylaws with respect to its classified Board.

14.  Subsequent Event — Acquisition of Republic Project

On October 4, 2013, we acquired the assets of Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.4 million in cash and an additional earn out ranging from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015.

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

Pending Merger Transaction with Extreme Reach

See Note 1 of our unaudited consolidated financial statements regarding (i) the pending merger transaction with ER which, in effect, represents the sale of our television business, (ii) the retirement of all our outstanding debt with the proceeds from the sale and (iii) the planned distribution to our stockholders of (a) the shares of NewCo, the newly formed company containing our online business and (b) $3 per share of our stock in cash. The pending transaction is summarized in Note 1 and will be set forth in greater detail in a proxy and information statement that we will file with the SEC and distribute to our stockholders in advance of a special meeting anticipated to be held in the first quarter of 2014 to approve the transaction.

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

Online Segment

Revenues from our online segment are principally derived from services related to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. During 2013 we operated three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, we are in the process of transitioning all of our online business over to the MediaMind platform and expect to complete the transition later in 2013. In September 2013, 99% of our online AD serving revenue was processed using the MediaMind platform.

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

Each of the acquired businesses has been included in our results of operations since the date of closing. As a result of these acquisitions, the operating results for 2013 and 2012 are not entirely comparable. In addition, in October 2013 we acquired Republic Project, a cloud based ad platform for $1.4 million in cash and an additional amount ranging from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015.

Political Advertising

Our revenues are affected by political advertising, which peaks every other year consistent with the national, state and local election cycles in the United States.

Third Quarter Highlights

•                  Overall revenues were down $3.7 million, or 4%, compared to 2012.

•                  Revenues from our online segment increased $4.5 million, or 13%, from 2012.

•                  Revenues from our television segment decreased $8.2 million, or 14%, from 2012 principally due to lower (i) HD and SD pricing, (ii) political advertising ($2.4 million), and (iii) SD volumes.

•                  Excluding the goodwill impairment charge in the 2012 period, our operating income improved $0.5 million, or 7%, from 2012 principally due to lower costs and expenses.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2013	Three Months Ended
	September 30,		vs.	September 30,
	2013	2012	2012	2013	2012
Revenues	$90,130	$93,818	(4)%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	33,649	34,697	(3)	37.3	37.0
Sales and marketing (a)	15,831	16,476	(4)	17.6	17.5
Research and development (a)	4,305	5,501	(22)	4.8	5.8
General and administrative (a)	11,252	13,959	(19)	12.5	14.9
Acquisition, integration and other	3,677	1,379	167	4.1	1.5
Depreciation and amortization	13,626	14,542	(6)	15.1	15.5
Goodwill impairment	—	208,166	(100)	—	221.9
Total costs and expenses	82,340	294,720	(72)	91.4	314.1

Income (loss) from operations	7,790	(200,902)	(104)	8.6	(214.1)

Other expense:
Interest expense	8,446	7,835	8	9.4	8.3
Interest (income) and other, net	518	346	50	0.5	0.4

Loss before income taxes	(1,174)	(209,083)	(99)	(1.3)	(222.8)
Provision (benefit) for income taxes	(308)	10,644	(103)	(0.3)	11.3
Loss from continuing operations	(866)	(219,727)	(100)	(1.0)	(234.1)
Loss from discontinued operations	—	—	—	—	—
Net loss	$(866)	$(219,727)	(100)	(1.0)	(234.1)

(a)     Excludes depreciation and amortization.

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA and Segment Adjusted EBITDA before Corporate Overhead (Non-GAAP financial measures)

Income (loss) from operations	$7,790	$(200,902)	(104)%	8.6%	(214.1)%
Depreciation and amortization	13,626	14,542	(6)	15.1	15.5
Share-based compensation	3,247	4,439	(27)	3.6	4.6
Acquisition, integration and other	3,677	1,379	167	4.1	1.5
Goodwill impairment	—	208,166	(100)	—	221.9
Adjusted EBITDA (b)	28,340	27,624	3	31.4	29.4
Corporate overhead	5,998	7,284	(18)	6.7	7.8
Segment adjusted EBITDA before corporate overhead (b)	$34,338	$34,908	(2)	38.1	37.2

(b)     See discussion of Non-GAAP financial measures on page 34.

Revenues.    For the three months ended September 30, 2013, revenues decreased $3.7 million, or 4%, as an increase in our online segment revenues was more than offset by a decrease in our television segment revenues.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the three months ended September 30, 2013, cost of revenues decreased $1.0 million,

or 3%, as compared to the same period in the prior year.  Cost of revenues decreased due to lower (i) personnel costs ($1.2 million) and (ii) facilities costs ($0.4 million), partially offset by an increase in trading costs ($0.8 million).  The increase in trading costs is proportional to an increase in our online trading revenues.  The reduction in personnel costs is commensurate with a reduction in our television revenues.

Sales and Marketing.    For the three months ended September 30, 2013, sales and marketing expense decreased $0.6 million, or 4%, as compared to the same period in the prior year.  The decrease was primarily due to lower personnel costs ($0.6 million).  Personnel costs decreased due to a reduction in incentive and share-based compensation.  The reduction in incentive compensation is consistent with a reduction in our revenues.

Research and Development.    For the three months ended September 30, 2013, research and development costs decreased $1.2 million, or 22%, as compared to the same period in the prior year.  The decrease was due to higher capitalized wages ($0.9 million) and lower personnel costs ($0.5 million).  The increase in capitalized wages was due to an increase in the number of hours worked on software development projects that qualified for capitalization.  The decrease in personnel costs is primarily attributable to reductions in incentive and share-based compensation.

General and Administrative.    For the three months ended September 30, 2013, general and administrative expense decreased $2.7 million, or 19%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 12.5% in the current year period, as compared to 14.9% in the same period in the prior year.  The decrease was primarily due to lower (i) personnel costs ($1.1 million), (ii) professional fees ($0.7 million), (iii) facilities costs ($0.3 million) and (iv) travel and entertainment costs ($0.2 million).  The decrease in personnel costs is attributable to a reduction in the number of employees and the average cost per general and administrative employee.  The decrease in professional fees is due to lower legal fees and audit and tax fees.

Acquisition, Integration and Other.    For the three months ended September 30, 2013, acquisition, integration and other expense increased $2.3 million as compared to the same period in the prior year.  The increase was due to costs associated with our strategic alternatives review process ($3.0 million) which resulted in us entering into a merger transaction with ER (for more information, see Note 1 to the consolidated financial statements), partially offset by lower severance costs ($0.4 million) and integration costs ($0.3 million). Severance and integration costs were higher in the prior year period as in 2012 we were in the process of transitioning our three previously separate online businesses into a single operation.

Depreciation and Amortization.    For the three months ended September 30, 2013, depreciation and amortization expense decreased $0.9 million, or 6%, as compared to the same period in the prior year.  The decrease was principally due to writing off certain capitalized software development projects in 2012 that were no longer being pursued.

Interest Expense.    For the three months ended September 30, 2013, interest expense increased $0.6 million, or 8%, as compared to the same period in the prior year.  The increase was attributable to an increase in the interest rate we are charged on our credit facility, partially offset by a lower level of debt outstanding during the 2013 period.  In March 2013 we amended our credit facility to, among other things, loosen our financial covenants.  As part of the amendment, the interest rate we are charged on the facility increased.  See Note 6 of our consolidated financial statements.

Interest Income and Other, net.    For the three months ended September 30, 2013, interest income and other, net increased $0.2 million as compared to the same period in the prior year.  The increase was due to higher foreign currency exchange losses.

Provision (Benefit) for Income Taxes.    For the three months ended September 30, 2013, our effective tax rate was 26.2%, compared to (5.1)% for the three months ended September 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, non-deductible expenses, adjustments for uncertain tax positions and, principally for the 2012 period, the recording of a valuation allowance against all of our federal net operating loss carryforwards.  For 2012, the vast majority of the goodwill impairment charge was not deductible for income tax purposes.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Nine Months Ended		2013	Nine Months Ended
	September 30,		vs.	September 30,
	2013	2012	2012	2013	2012
Revenues	$278,423	$283,003	(2)%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	101,107	103,058	(2)	36.3	36.4
Sales and marketing (a)	51,900	46,727	11	18.6	16.5
Research and development (a)	14,564	18,599	(22)	5.2	6.6
General and administrative (a)	32,710	40,824	(20)	11.8	14.4
Acquisition, integration and other	7,364	5,556	33	2.7	2.0
Depreciation and amortization	42,361	41,403	2	15.2	14.6
Goodwill impairment	—	208,166	(100)	—	73.6
Total costs and expenses	250,006	464,333	(46)	89.8	164.1

Income (loss) from operations	28,417	(181,330)	(116)	10.2	(64.1)

Other expense:
Interest expense	25,842	23,766	9	9.3	8.4
Interest (income) and other, net	441	700	(37)	0.2	0.2

Income (loss) before income taxes	2,134	(205,796)	(101)	0.7	(72.7)
Provision for income taxes	1,530	12,134	(87)	0.5	4.3
Income (loss) from continuing operations	604	(217,930)	(100)	0.2	(77.0)
Loss from discontinued operations	—	(1,080)	(100)	—	(0.4)
Net income (loss)	$604	$(219,010)	(100)	0.2	(77.4)

(a)     Excludes depreciation and amortization.

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA and Segment Adjusted EBITDA before Corporate Overhead (Non-GAAP financial measures)

Income (loss) from operations	$28,417	$(181,330)	(116)%	10.2%	(64.1)%
Depreciation and amortization	42,361	41,403	2	15.2	14.6
Share-based compensation	9,672	13,816	(30)	3.5	4.9
Acquisition, integration and other	7,364	5,556	33	2.7	2.0
Goodwill impairment	—	208,166	(100)	—	73.6
Adjusted EBITDA (b)	87,814	87,611	—	31.6	31.0
Corporate overhead	18,656	19,936	(6)	6.7	7.0
Segment adjusted EBITDA before corporate overhead (b)	$106,470	$107,547	(1)	38.3	38.0

(b)     See discussion of Non-GAAP financial measures on page 34.

Revenues.    For the nine months ended September 30, 2013, revenues decreased $4.6 million, or 2%, as an increase in our online segment revenues were more than offset by a decrease in our television segment revenues.  For further discussion on revenues by reportable segment, see each of the television and online segments.

Cost of Revenues.    For the nine months ended September 30, 2013, cost of revenues decreased $2.0 million, or 2%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues decreased to

36.3% in 2013, as compared to 36.4% in 2012.   Cost of revenues decreased due to lower (i) personnel costs ($2.9 million) and (ii) ad system costs ($1.2 million), partially offset by an increase in trading costs ($2.4 million).  The reduction in personnel costs is commensurate with a reduction in our television revenues.  Ad systems costs decreased due to transitioning the majority of our customers’ online advertising over to a single advertising platform in 2013 from the three separate advertising platforms we operated in 2012.  The increase in trading costs is proportional to an increase in our online trading revenues.

Sales and Marketing.    For the nine months ended September 30, 2013, sales and marketing expense increased $5.2 million, or 11%, as compared to the same period in the prior year.  The increase was primarily due to higher (i) personnel costs ($2.4 million), (ii) sales and marketing expenses ($2.2 million) and (iii) facilities costs ($0.4 million).  Personnel costs increased due to (i) an increase in the number and average cost per sales and marketing employee and (ii) higher incentive compensation.  Sales and marketing expenses increased due to greater spending on business partnerships and advertising.  Business partnerships involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising.   As a percentage of revenues, sales and marketing expense increased to 18.6% in the current year period, as compared to 16.5% in the same period of the prior year.  The percentage increase is due to the factors discussed above.

Research and Development.    For the nine months ended September 30, 2013, research and development costs decreased $4.0 million, or 22%, as compared to the same period in the prior year.  The decrease was due to higher capitalized wages ($3.6 million) and lower compensation costs ($0.9 million), partially offset by an increase in other expenses.  The increase in capitalized wages is due to working on more software development projects that qualify for capitalization.  The decrease in compensation costs is primarily attributable to a reduction in share-based compensation.

General and Administrative.    For the nine months ended September 30, 2013, general and administrative expense decreased $8.1 million, or 20%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 11.8% in the current year period, as compared to 14.4% in the same period in the prior year.  The decrease was primarily due to lower (i) professional fees ($3.1 million), (ii) personnel costs ($2.9 million) and (iii) facilities costs ($1.3 million).  The decrease in professional fees is due to lower (i) legal fees, (ii) audit and tax fees and (iii) consulting fees.  The decrease in personnel costs is attributable to a reduction in the number and average cost per general and administrative employee.

Acquisition, Integration and Other.    For the nine months ended September 30, 2013, acquisition, integration and other expense increased $1.8 million as compared to the same period in the prior year.  The increase was primarily due to costs associated with our strategic alternatives review process ($4.2 million) which resulted in us entering into a merger transaction with ER (for more information, see Note 1 of our consolidated financial statements), partially offset by a reduction in severance costs ($2.5 million).  Severance costs were higher in the prior year period as in 2012 we were in the process of transitioning our three previously separate online businesses into a single operation.

Depreciation and Amortization.    For the nine months ended September 30, 2013, depreciation and amortization expense increased $1.0 million, or 2%, as compared to the same period in the prior year.  The increase was due to (i) depreciation of leasehold improvements related to our office facility in New York City which was placed into service in June 2012 and (ii) increased amortization associated with the intangibles assets acquired in the Peer 39 and North Country transactions.

Interest Expense.    For the nine months ended September 30, 2013, interest expense increased $2.1 million as compared to the same period in the prior year.  The increase was due to amending our credit facility in March 2013 ($1.3 million) and increasing the interest rate charged on our borrowings, partially offset by a reduction in interest expense due to a lower average outstanding balance.  In March 2013 we amended our credit facility which resulted in (i) an immediate $50 million principal payment, (ii) higher scheduled principal payments, and (iii) a reduction in the size of our revolving credit facility from $120 million to $50 million.  These changes caused us to write off $1.3 million of the existing debt issuance costs and original issue discount.  In addition, the amendment requires that we pay an increased interest rate on our borrowings.  See Note 6 of our consolidated financial statements.

Interest Income and Other, net.    For the nine months ended September 30, 2013, interest income and other, net decreased $0.3 million as compared to the same period in the prior year.  The decrease was due to a reduction in foreign currency exchange losses.

Provision for Income Taxes.    For the nine months ended September 30, 2013, our effective tax rate was 71.7%, compared to (5.9)% for the nine months ended September 30, 2012.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes, non-deductible expenses, adjustments for uncertain tax positions and, principally for the 2012 period, the recording of a valuation allowance against all of our federal net operating loss carryforwards.  For 2012, the vast majority of the goodwill impairment charge was not deductible for income tax purposes.

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	September 30,		vs.
	2013	2012	2012
Revenues	$51,902	$60,102	(14)%
Segment adjusted EBITDA before corporate overhead	24,741	30,602	(19)

The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country.  North Country was acquired in July 2012.

Revenues.    For 2013, revenues decreased $8.2 million, or 14%, as compared to 2012.  The decrease was primarily due to declines in (i) high definition (“HD”) revenue ($4.6 million), (ii) standard definition (“SD”) revenue ($3.4 million) and (iii) production service revenue ($2.1 million), partially offset by higher direct response revenue ($0.6 million) and syndication revenue ($0.6 million).

HD revenue decreased due to a reduction in the average price we charge per delivery, partially offset by an increase in the number of deliveries.  The reduction in SD revenue was principally due to a decrease in the number of deliveries and a slight decline in the average price we charge per delivery.  The reduction in SD deliveries was partially due to customers choosing other forms of advertising, such as online, as well as customers switching to HD deliveries and the loss of certain customers. The pricing of both HD and SD declined largely due to the competitive environment.  We decreased our HD pricing in part to entice our SD customers to switch to delivering HD content.  For the three months ended September 30, 2013, HD deliveries were 46% of total deliveries vs. 33% of total deliveries in the same period in the prior year.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the television segment adjusted EBITDA before corporate overhead decreased $5.9 million as compared to 2012. The decrease was principally due to a reduction in television revenues as discussed above ($8.2 million), partially offset by lower (i) personnel costs ($1.5 million), (ii) professional fees ($0.3 million) and travel and entertainment costs ($0.2 million).  We have been reducing our television cost structure as our television revenues decline.

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands):

			% Change
	Three Months Ended		2013
	September 30,		vs.
	2013	2012	2012
Revenues	$38,228	$33,716	13%
Segment adjusted EBITDA before corporate overhead	9,597	4,306	123

The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. Peer 39 was acquired on April 30, 2012.  We are in the process of transferring all of our online advertising related business to the MediaMind platform.  In September 2013, 99% of our online ad serving revenue was processed using the MediaMind platform.  We expect to complete the transition in 2013.

Revenues.    For 2013, revenues increased $4.5 million, or 13%, as compared to 2012. The increase was principally due to growth in our (i) impression based services revenue ($1.7 million), (ii) premium and other services revenue ($1.5 million) and (iii) trading revenue ($1.3 million).  Impression based services revenue grew as a result of an increase in the number of impressions served, partially offset by a decrease in the average selling price per impression served.  The increase in the number of impressions served was due, in part, to our improved execution and the stabilization of our service offerings.  Our premium and other services revenue grew due to greater usage of our (i) smart versioning, (ii) data and (iii) viewability and verification services.  Trading revenue involves the purchase of media airtime (at our customer’s request) and reselling it to them.  Our trading revenue grew to $2.4 million in the current year period as compared to $1.1 million in the comparable prior year period, an increase of 114%.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the online segment adjusted EBITDA before corporate overhead increased $5.3 million as compared to 2012.  The increase was attributable to higher revenue as discussed above ($4.5 million) and lower operating costs ($0.8 million).  Our lower costs were due to (i) greater capitalized wages due to the nature of the research and development projects ($0.9 million), and (ii) lower personnel ($0.4 million) and facilities costs ($0.3 million), partially offset by higher trading costs ($0.8 million).  We purchased more media airtime on behalf of our customers which corresponds to an increase in trading revenue.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Television Segment

The following table sets forth certain historical financial data for our television segment (dollars in thousands):

			% Change
	Nine Months Ended		2013
	September 30,		vs.
	2013	2012	2012
Revenues	$164,859	$183,534	(10)%
Segment adjusted EBITDA before corporate overhead	82,762	96,055	(14)

The television segment includes the results of our ADS operation, SourceEcreative, Match Point, MIJO and North Country.  North Country was acquired in July 2012.

Revenues.    For 2013, revenues decreased $18.7 million as compared to 2012.  The decrease was primarily due to declines in (i) SD revenue ($11.1 million), (ii) HD revenue ($7.9 million) and (iii) production service revenue ($4.1 million), partially offset by including nine months of North Country’s operating results in 2013 versus only two months in 2012 ($2.0 million) and higher syndication revenue ($1.8 million) and direct response revenue ($1.5 million).

The reduction in SD revenue was principally due to a decrease in the number of deliveries and a decline in the average price we charge per delivery.  The reduction in SD deliveries was partially due to customers choosing other forms of advertising, such as online, as well as customers switching to HD deliveries and the loss of certain customers.  HD revenue decreased due to a reduction in the average price we charge per delivery, partially offset by an increase in the number of deliveries.  The pricing of both HD and SD declined largely due to the competitive environment.  We decreased our pricing in part to entice our SD customers to switch to delivering HD content.  For the nine months ended September 30, 2013, HD deliveries were 41% of total deliveries vs. 29% of total deliveries in the same period in the prior year.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the television segment adjusted EBITDA before corporate overhead decreased $13.3 million as compared to 2012. The decrease was principally due to a reduction in television revenues as discussed above ($18.7 million), partially offset by (i) lower personnel costs ($2.4 million), (ii) lower professional fees ($1.6 million), (iii) higher capitalized wages ($1.1 million) and (iv) the reversal of an earnout liability related to Match Point ($0.8 million).

Online Segment

The following table sets forth certain historical financial data for our online segment (dollars in thousands):

			% Change
	Nine Months Ended		2013
	September 30,		vs.
	2013	2012	2012
Revenues	$113,564	$99,469	14%
Segment adjusted EBITDA before corporate overhead	23,708	11,492	106

The online segment includes the results of MediaMind, Eyewonder, Unicast and Peer 39. Peer 39 was acquired on April 30, 2012.

Revenues.    For 2013, revenues increased $14.1 million, or 14%, as compared to 2012. The increase was due to growth in our (i) premium and other services revenue ($7.8 million), (ii) trading revenue ($3.5 million) and (iii) impression based services revenue ($2.8 million).  Our premium and other services revenue grew due to (i) growth in our other services revenue which consists predominantly of flat fee (fixed price not based on impressions) services and (ii) greater usage of our data and smart versioning services.  Our trading revenue grew to $6.7 million in the current year period as compared to $3.2 million in the comparable prior year period, an increase of 111%.  Impression based services revenue grew as a result of an increase in the number of impressions served, partially offset by a decrease in the average selling price per impression served.  The increase in the number of impressions served was due, in part, to our improved execution and the stabilization of our service offerings.

Segment Adjusted EBITDA before Corporate Overhead.    For 2013, the online segment adjusted EBITDA before corporate overhead increased $12.2 million as compared to 2012.  The increase was attributable to higher revenue as discussed above ($14.1 million) partially offset by higher operating costs ($1.9 million).  Our operating costs increased due to higher (i) trading costs ($2.4 million) which corresponds with an increase in trading revenue, (ii) business partnerships costs ($1.7 million) which involves paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising and (iii) personnel costs ($1.6 million) reflecting a greater number of employees to service our growing online business; partially offset by increased capitalization of software development projects ($2.5 million) due to more of our software development projects qualifying for capitalization and lower ad system costs ($1.2 million) caused by the transition of the majority of our customers’ online advertising to a single platform from three separate platforms in 2012.

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

Segment adjusted EBITDA before corporate overhead represents adjusted EBITDA before corporate overhead on a segment by segment basis. Note 11 of our consolidated financial statements reconciles adjusted EBITDA and segment adjusted EBITDA before corporate overhead to income from operations.

Adjusted EBITDA and segment adjusted EBITDA before corporate overhead should be considered in addition to, not as a substitute for, our operating income, as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures

In accordance with the requirements of Regulation G issued by the SEC, on pages 26 and 28 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measures to the comparable GAAP measure.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$60,223	$84,520
Accounts receivable, net	86,919	97,583
Property and equipment, net	64,984	66,169
Deferred income taxes	1,036	1,035
Goodwill and intangible assets, net	525,843	549,293

Liabilities:
Accounts payable and accrued liabilities	37,056	46,085
Deferred income taxes	25,309	28,065
Debt	386,361	453,918

Stockholders’ equity	301,434	291,194

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, (v) borrowings and repayments of debt, and (vi) capital activity. The decrease in cash and cash equivalents during the first nine months of 2013 primarily relates to (i) principal payments on our debt ($68.4 million) and (ii) the purchase of property and equipment and the capitalization of costs to develop software ($19.3 million), in excess of cash generated from operating activities ($67.8 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, respectively. The number of days of revenue included in accounts receivable was 89 days and 87 days at September 30, 2013 and December 31, 2012, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our network or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is affected by recording depreciation expense. For 2013 and 2012, purchases of property and equipment were $7.2 million and $17.2 million, respectively. For 2013 and 2012, capitalized costs of developing software were $12.1 million and $9.5 million, respectively. Purchases of property and equipment were higher in the 2012 period as a result of costs incurred to finish out our new office facility in New York City which we took possession of in June 2012.

Goodwill and intangible assets decreased during 2013 principally as a result of the amortization of intangible assets.

Accounts payable and accrued liabilities decreased $9.0 million during 2013. The decrease primarily relates to (i) the timing of payments, (ii) payment of the Peer 39 installment obligation, (iii) payment of our 2012 North Country earnout obligation, and (iv) reversal of the Match Point earnout obligation.

Debt decreased $67.6 million during 2013 as a result of (i) making a $50.0 principal payment in connection with amending our credit facility in March 2013 and (ii) scheduled quarterly principal payments ($18.4 million), partially offset by the accretion of interest on the original issue discount ($0.8 million).

Stockholders’ equity increased $10.2 million during 2013. The increase principally relates to (i) reporting net income ($0.6 million), (ii) recognizing $9.7 million of share-based compensation expense and (iii) the issuance of stock upon the exercise of employee stock options and employee stock purchases ($1.4 million), in excess of recognizing an other comprehensive loss of $1.2 million and settling vested RSUs on a net of tax basis ($0.3 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$604	$(219,010)
Goodwill impairment	—	208,166
Depreciation and amortization	42,361	41,403
Share-based compensation and other	9,079	25,165
Changes in operating assets and liabilities, net	15,791	(3,736)
Total	67,835	51,988

Investing activities:
Purchases of property and equipment	(7,238)	(17,166)
Capitalized costs of developing software	(12,064)	(9,491)
Acquisitions, net of cash acquired	—	(10,089)
Proceeds from short-term investments and other	1,493	9,232
Total	(17,809)	(27,514)

Financing activities:
Proceeds from issuance of common stock, net	1,404	174
Payment of debt amendment costs	(2,635)	—
Repayments of long-term debt	(68,375)	(28,675)
Payments of seller financing, earnouts and other	(4,031)	(398)
Total	(73,637)	(28,899)

Effect of exchange rate changes on cash and cash equivalents	(686)	451

Net decrease in cash and cash equivalents	$(24,297)	$(3,974)

We generate cash from operating activities principally from net income adjusted for certain non-cash expenses such as (i) depreciation and amortization, (ii) share-based compensation and (iii) impairment charges.  In 2013, we generated $67.8 million in cash from operating activities, as compared to $52.0 million in 2012.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

Cash is obtained from financing activities principally as a result of issuing debt and equity instruments. We use cash in financing activities principally in the repayment of debt.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $13.3 million held outside the United States at September 30, 2013, the majority of which can be repatriated into the United States with little or no adverse tax consequences),

•                  cash generated from operating activities,

•                  borrowings from our existing or any new credit facility, and

•                  the issuance of equity securities.

As of September 30, 2013, we had $60.2 million of cash and cash equivalents on hand.  Historically, we have generated significant amounts of cash from operating activities. We expect this trend will continue.

We have a credit agreement which was amended in March 2013 (the “Amended Credit Facility”) that provides for $490 million of term loans (the “Term Loans”) and $50 million of revolving loans (the “Revolving Loans”).  As of September 30, 2013, we had $47.0 million of borrowing capacity available to us under the Revolving Loans. The Term Loans mature in 2018 and the Revolving Loans mature in 2016 (see Note 6 of our consolidated financial statements).

We also have the ability to issue equity instruments.

As of September 30, 2013, we had net operating loss (“NOL”) carryforwards with a tax-effected carrying value of approximately $32.2 million and $5.3 million for federal and state purposes, respectively, available to offset future taxable income.  As of September 30, 2013, we provided a valuation allowance against substantially all of these NOL carryforwards as ultimate realization of the NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets.

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

See Note 1 of our unaudited consolidated financial statements regarding the pending merger transaction with ER, which contemplates using a portion of the purchase price consideration to retire all of our outstanding debt.

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

•                  engaged a third party subject matter specialist to review our accounting for income taxes, including the preparation of a summary tax memorandum by the third party reviewer that will identify significant income tax matters during the period which will be completed prior to providing the income tax provision to our external auditors; and

•                  engaged a third-party subject matter expert to design and implement controls over the income tax accounting process at a sufficiently precise level of detail so as to detect a material misstatement.

We will not be able to fully remediate the 2012 material weakness until such time as we have properly tested the operation of our enhanced internal controls and have concluded they are operating effectively which is likely to be in the fourth quarter of 2013.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the additional procedures relating to accounting for income taxes described above.

PART II.               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 13 to the consolidated financial statements, “Litigation,” that is included in Part I of this Report and is incorporated herein by reference.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2010, our Board of Directors authorized the purchase of up to $30 million of our common stock in the open market or unsolicited negotiated transactions. On April 19, 2011, our Board of Directors authorized an increase to our share repurchase program from $30 million to $80 million. As of September 30, 2013, $45.3 million remained outstanding under the share repurchase plan. However, under our Amended Credit Facility share redemptions and repurchases are limited. The stock repurchase plan has no expiration date. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

July 1, 2013 through July 31, 2013	—	$—	—	$45,306
August 1, 2013 through August 31, 2013	—	$—	—	$45,306
September 1, 2013 through September 30, 2013	—	$—	—	$45,306

Total	—	$—	—	$45,306

Item 6.   EXHIBITS

Exhibits
2.1(a)	Agreement and Plan of Merger by and among Extreme Reach, Inc., Dawn Blackhawk Acquisition Corp. and Digital Generation, Inc., dated as of August 12, 2013.
10.1(a)	Voting Agreement dated August 12, 2013 by and among Scott K. Ginsburg, Neil H. Nguyen and Extreme Reach, Inc.
10.2(a)	Equity Commitment Letter dated August 12, 2013 from Digital Generation, Inc. to Extreme Reach, Inc.
10.3(b)	Agreement dated October 7, 2013 by and among Digital Generation, Inc. and the Meruelo Stockholders.
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statements of Cash Flows, (v) Unaudited Consolidated Statement of Stockholders’ Equity, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)         Incorporated by reference to the exhibit bearing the same or similar title filed with the Registrant’s Current Report on Form 8-K filed August 13, 2013.

(b)         Incorporated by reference to the exhibit bearing the same or similar title filed with the Registrant’s Current Report on Form 8-K filed October 7, 2013.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL GENERATION, INC.

Date: November 8, 2013	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: November 8, 2013	By:	/s/ CRAIG HOLMES
	Name:	Craig Holmes
	Title:	Chief Financial Officer